Form 10-Q
period 2016-03-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2016-05-03
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,430,092 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 28, 2016.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2016 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

ASSETS	March 31, 2016	December 31, 2015
Real estate:
Rental properties:
Land and land improvements	$2,573,923	$2,522,842
Buildings and improvements	10,052,754	9,808,627
	12,626,677	12,331,469
Less accumulated depreciation	(2,051,802)	(1,949,892)
	10,574,875	10,381,577
Real estate under development	145,711	242,326
Co-investments	1,069,684	1,036,047
Real estate held for sale, net	—	26,879
	11,790,270	11,686,829
Cash and cash equivalents-unrestricted	48,164	29,683
Cash and cash equivalents-restricted	32,319	93,372
Marketable securities	138,597	137,485
Notes and other receivables	18,198	19,285
Prepaid expenses and other assets	39,936	38,437
Total assets	$12,067,484	$12,005,091

LIABILITIES AND EQUITY
Unsecured debt, net	$2,936,463	$3,088,680
Mortgage notes payable, net	2,252,057	2,215,077
Lines of credit, net	164,282	11,707
Accounts payable and accrued liabilities	170,444	131,415
Construction payable	36,822	40,953
Dividends payable	111,409	100,266
Other liabilities	34,814	34,518
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	73,750	—
Total liabilities	5,780,041	5,622,616
Commitments and contingencies
Redeemable noncontrolling interest	46,203	45,452
Equity:
Common stock; $0.0001 par value, 656,020,000 shares authorized; 65,426,726 and 65,379,359 shares issued and outstanding, respectively	6	6
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	—	73,750
Additional paid-in capital	7,010,181	7,003,317
Distributions in excess of accumulated earnings	(824,046)	(797,329)
Accumulated other comprehensive loss, net	(44,149)	(42,011)
Total stockholders' equity	6,141,992	6,237,733
Noncontrolling interest	99,248	99,290
Total equity	6,241,240	6,337,023
Total liabilities and equity	$12,067,484	$12,005,091

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental and other property	$312,178	$280,229
Management and other fees from affiliates	2,024	2,644
	314,202	282,873
Expenses:
Property operating, excluding real estate taxes	60,071	55,618
Real estate taxes	34,419	31,553
Depreciation and amortization	109,707	106,907
General and administrative	9,182	10,545
Merger and integration expenses	—	2,388
Acquisition and investment related costs	828	547
	214,207	207,558
Earnings from operations	99,995	75,315
Interest expense	(52,466)	(47,546)
Total return swap income	3,123	—
Interest and other income	5,208	4,199
Equity income in co-investments	15,068	4,311
Gain on sale of real estate and land	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	(4,279)	—
Gain on remeasurement of co-investment	—	21,362
Net income	86,907	64,753
Net income attributable to noncontrolling interest	(5,071)	(4,076)
Net income attributable to controlling interest	81,836	60,677
Dividends to preferred stockholders	(1,314)	(1,314)
Excess of redemption value of preferred stock over the carrying value	(2,541)	—
Net income available to common stockholders	$77,981	$59,363
Comprehensive income	$84,696	$65,352
Comprehensive income attributable to noncontrolling interest	(4,998)	(4,091)
Comprehensive income attributable to controlling interest	$79,698	$61,261
Per share data:
Basic:
Net income available to common stockholders	$1.19	$0.92
Weighted average number of shares outstanding during the period	65,405,654	64,185,455
Diluted:
Net income available to common stockholders	$1.19	$0.92
Weighted average number of shares outstanding during the period	65,557,639	64,394,680
Dividend per common share	$1.60	$1.44

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the three months ended March 31, 2016
(Unaudited)
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balances at December 31, 2015	2,950	$73,750	65,379	$6	$7,003,317	$(797,329)	$(42,011)	$99,290	$6,337,023
Net income	—	—	—	—	—	81,836	—	5,071	86,907
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	(2,445)	(83)	(2,528)
Change in fair value of marketable securities	—	—	—	—	—	—	307	10	317
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	41	—	5,232	—	—	—	5,232
Sale of common stock, net	—	—	—	—	(134)	—	—	—	(134)
Equity based compensation costs	—	—	—	—	895	—	—	595	1,490
Reclassification of Series H preferred stock	(2,950)	(73,750)	—	—	2,541	(2,541)	—	—	(73,750)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(841)	—	—	90	(751)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,465)	(5,465)
Redemptions of noncontrolling interest	—	—	7	—	(829)	—	—	(260)	(1,089)
Common and preferred stock dividends	—	—	—	—	—	(106,012)	—	—	(106,012)
Balances at March 31, 2016	—	$—	65,427	$6	$7,010,181	$(824,046)	$(44,149)	$99,248	$6,241,240

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$86,907	$64,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,707	106,907
Amortization of discount on marketable securities and other investments	(3,756)	(2,856)
Amortization of (premium) discount and debt financing costs, net	(3,795)	(6,530)
Gain on sale of marketable securities	(740)	—
Company's share of gain on the sales of co-investments	(7,435)	—
Income from early redemption of preferred equity investments	—	(469)
Earnings from co-investments	(7,633)	(3,842)
Operating distributions from co-investments	9,753	6,055
Gain on the sale of real estate and land	(20,258)	(7,112)
Equity-based compensation	1,490	1,370
Gain on remeasurement of co-investments	—	(21,362)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	846	3,548
Accounts payable and accrued liabilities	35,200	21,741
Other liabilities	324	346
Net cash provided by operating activities	200,610	162,549
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(110,309)	(199,190)
Redevelopment	(24,151)	(19,140)
Development acquisitions of and additions to real estate under development	(22,656)	(90,925)
Capital expenditures on rental properties	(5,688)	(16,196)
Acquisition of membership interest in co-investments	—	(41,513)
Proceeds from insurance for property losses	435	4,589
Proceeds from dispositions of real estate	48,008	74,485
Contributions to co-investments	(50,591)	(48,650)
Changes in restricted cash and refundable deposits	59,346	45,145
Purchases of marketable securities	(1,344)	(7,250)
Sales and maturities of marketable securities	5,045	717
Non-operating distributions from co-investments	21,146	11,072
Net cash used in investing activities	(80,759)	(286,856)
Cash flows from financing activities:
Borrowings under debt agreements	305,895	756,562
Repayment of debt	(309,903)	(536,830)
Additions to deferred charges	(1,037)	(4,456)
Net proceeds from issuance of common stock	(134)	174,592
Net proceeds from stock options exercised	5,232	15,613
Distributions to noncontrolling interest	(4,858)	(3,574)
Redemption of noncontrolling interest	(1,089)	(2,154)
Common and preferred stock dividends paid	(95,476)	(83,663)
Net cash (used in) provided by financing activities	(101,370)	316,090
Cash acquired in consolidation of co-investment	—	1,807
Net increase in cash and cash equivalents	18,481	193,590
Cash and cash equivalents at beginning of period	29,683	25,610

	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents at end of period	$48,164	$219,200

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.1 million and $4.3 million capitalized in 2016 and 2015, respectively	$48,109	$50,343
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development to rental properties, net	$107,643	$162,345
Transfer from real estate under development to co-investments	$2,338	$1,562
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$751	$1,660
Debt assumed in connection with acquisition	$48,832	$114,435

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	March 31, 2016	December 31, 2015
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,573,923	$2,522,842
Buildings and improvements	10,052,754	9,808,627
	12,626,677	12,331,469
Less accumulated depreciation	(2,051,802)	(1,949,892)
	10,574,875	10,381,577
Real estate under development	145,711	242,326
Co-investments	1,069,684	1,036,047
Real estate held for sale, net	—	26,879
	11,790,270	11,686,829
Cash and cash equivalents-unrestricted	48,164	29,683
Cash and cash equivalents-restricted	32,319	93,372
Marketable securities	138,597	137,485
Notes and other receivables	18,198	19,285
Prepaid expenses and other assets	39,936	38,437
Total assets	$12,067,484	$12,005,091

LIABILITIES AND CAPITAL
Unsecured debt, net	$2,936,463	$3,088,680
Mortgage notes payable, net	2,252,057	2,215,077
Lines of credit, net	164,282	11,707
Accounts payable and accrued liabilities	170,444	131,415
Construction payable	36,822	40,953
Distributions payable	111,409	100,266
Other liabilities	34,814	34,518
Cumulative redeemable 7.125% Series H preferred units at liquidation value	73,750	—
Total liabilities	5,780,041	5,622,616
Commitments and contingencies
Redeemable noncontrolling interest	46,203	45,452
Capital:
General Partner:
Common equity (65,426,726 and 65,379,359 units issued and outstanding, respectively)	6,186,141	6,208,535
Cumulative redeemable 7.125% Series H preferred stock (liquidation value of 73,750)	—	71,209
	6,186,141	6,279,744
Limited Partners:
Common equity (2,224,968 and 2,214,545 units issued and outstanding, respectively)	46,889	47,235
Accumulated other comprehensive loss	(41,809)	(39,598)
Total partners' capital	6,191,221	6,287,381
Noncontrolling interest	50,019	49,642
Total capital	6,241,240	6,337,023
Total liabilities and capital	$12,067,484	$12,005,091

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental and other property	$312,178	$280,229
Management and other fees from affiliates	2,024	2,644
	314,202	282,873
Expenses:
Property operating, excluding real estate taxes	60,071	55,618
Real estate taxes	34,419	31,553
Depreciation and amortization	109,707	106,907
General and administrative	9,182	10,545
Merger and integration expenses	—	2,388
Acquisition and investment related costs	828	547
	214,207	207,558
Earnings from operations	99,995	75,315
Interest expense	(52,466)	(47,546)
Total return swap income	3,123	—
Interest and other income	5,208	4,199
Equity income in co-investments	15,068	4,311
Gain on sale of real estate and land	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	(4,279)	—
Gain on remeasurement of co-investment	—	21,362
Net income	86,907	64,753
Net income attributable to noncontrolling interest	(2,287)	(2,013)
Net income attributable to controlling interest	84,620	62,740
Preferred interest distributions	(1,314)	(1,314)
Excess of redemption value of preferred units over the carrying value	(2,541)	—
Net income available to common unitholders	$80,765	$61,426
Comprehensive income	$84,696	$65,352
Comprehensive income attributable to noncontrolling interest	(2,287)	(2,013)
Comprehensive income attributable to controlling interest	$82,409	$63,339
Per unit data:
Basic:
Net income available to common unitholders	$1.19	$0.93
Weighted average number of common units outstanding during the period	67,633,519	66,369,769
Diluted:
Net income available to common unitholders	$1.19	$0.92
Weighted average number of common units outstanding during the period	67,785,504	66,578,994
Distribution per common unit	$1.60	$1.44

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the three months ended March 31, 2016
(Dollars and units in thousands)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive loss
	Common Equity			Common Equity			Noncontrolling Interest
	Units	Amount		Units	Amount			Total
Balances at December 31, 2015	65,379	$6,208,535	$71,209	2,215	$47,235	$(39,598)	$49,642	$6,337,023
Net income	—	77,981	3,855	—	2,784	—	2,287	86,907
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	(2,528)	—	(2,528)
Change in fair value of marketable securities	—	—	—	—	—	317	—	317
Issuance of common units under:
General partner's stock based compensation, net	41	5,232	—	—	—	—	—	5,232
Sale of common stock by general partner, net	—	(134)	—	—	—	—	—	(134)
Equity based compensation costs	—	895	—	18	595	—	—	1,490
Reclassification of Series H preferred units	—	—	(73,750)	—	—	—	—	(73,750)
Changes in redemption value of redeemable noncontrolling interest	—	(841)	—	—	—	—	90	(751)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,818)	(1,818)
Redemptions	7	(829)	—	(8)	(78)	—	(182)	(1,089)
Distributions declared	—	(104,698)	(1,314)	—	(3,647)	—	—	(109,659)
Balances at March 31, 2016	65,427	$6,186,141	$—	2,225	$46,889	$(41,809)	$50,019	$6,241,240

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$86,907	$64,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,707	106,907
Amortization of discount on marketable securities and other investments	(3,756)	(2,856)
Amortization of (premium) discount and debt financing costs, net	(3,795)	(6,530)
Gain on sale of marketable securities	(740)	—
Company's share of gain on the sales of co-investments	(7,435)	—
Income from early redemption of preferred equity investments	—	(469)
Earnings from co-investments	(7,633)	(3,842)
Operating distributions from co-investments	9,753	6,055
Gain on the sales of real estate and land	(20,258)	(7,112)
Equity-based compensation	1,490	1,370
Gain on remeasurement of co-investments	—	(21,362)
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	846	3,548
Accounts payable and accrued liabilities	35,200	21,741
Other liabilities	324	346
Net cash provided by operating activities	200,610	162,549
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(110,309)	(199,190)
Redevelopment	(24,151)	(19,140)
Development acquisitions of and additions to real estate under development	(22,656)	(90,925)
Capital expenditures on rental properties	(5,688)	(16,196)
Acquisition of membership interest in co-investments	—	(41,513)
Proceeds from insurance for property losses	435	4,589
Proceeds from dispositions of real estate	48,008	74,485
Contributions to co-investments	(50,591)	(48,650)
Changes in restricted cash and refundable deposits	59,346	45,145
Purchases of marketable securities	(1,344)	(7,250)
Sales and maturities of marketable securities	5,045	717
Non-operating distributions from co-investments	21,146	11,072
Net cash used in investing activities	(80,759)	(286,856)
Cash flows from financing activities:
Borrowings under debt agreements	305,895	756,562
Repayment of debt	(309,903)	(536,830)
Additions to deferred charges	(1,037)	(4,456)
Net proceeds from issuance of common units	(134)	174,592
Net proceeds from stock options exercised	5,232	15,613
Distributions to noncontrolling interest	(1,528)	(221)
Redemption of noncontrolling interest	(1,089)	(2,154)
Common and preferred units and preferred interest distributions paid	(98,806)	(87,016)
Net cash (used in) provided by financing activities	(101,370)	316,090
Cash acquired in consolidation of co-investment	—	1,807
Net increase in cash and cash equivalents	18,481	193,590
Cash and cash equivalents at beginning of period	29,683	25,610

	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents at end of period	$48,164	$219,200

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.1 million and $4.3 million capitalized in 2016 and 2015, respectively	$48,109	$50,343
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development to rental properties, net	$107,643	$162,345
Transfer from real estate under development to co-investments	$2,338	$1,562
Reclassifications to redeemable noncontrolling interest from general partner capital and noncontrolling interest	$751	$1,660
Debt assumed in connection with acquisition	$48,832	$114,435

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner in the Operating Partnership, with a 96.7% general partnership interest as of March 31, 2016. Total Operating Partnership limited partnership units outstanding were 2,224,968 and 2,214,545 as of March 31, 2016 and December 31, 2015, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $520.3 million and $530.2 million, as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the Company owned or had ownership interests in 244 stabilized apartment communities, aggregating 59,441 apartment homes, excluding the Company’s ownership in preferred interest co-investments, (collectively, the “Communities”, and individually, a “Community”), two commercial buildings and seven active developments (collectively, the “Portfolio”).  The Communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities", which requires changes to the classification and measurement of investments in certain equity securities and to the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In February 2016, the FASB issued ASU No. 2016-02 "Leases", which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. The guidance also requires disclosure regarding the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for the Company beginning on January 1, 2019 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured bonds, as defined by the FASB standard for fair value measurements), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2016 and December 31, 2015, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, investment funds that invest in U.S. treasury or agency securities. As of March 31, 2016 and December 31, 2015, the Company classified its investments in mortgage backed securities, which mature through November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  As of March 31, 2016 and December 31, 2015, marketable securities consist of the following ($ in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$9,603	$154	$9,757
Investment funds - U.S. treasuries	5,019	2	5,021
Common stock and stock funds	32,576	7,311	39,887
Held to maturity:
Mortgage backed securities	83,932	—	83,932
Total - Marketable securities	$131,130	$7,467	$138,597

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$11,618	$68	$11,686
Investment funds - U.S. treasuries	3,675	(9)	3,666
Common stock and stock funds	34,655	7,091	41,746
Held to maturity:
Mortgage backed securities	80,387	—	80,387
Total - Marketable securities	$130,335	$7,150	$137,485

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold. For the three months ended March 31, 2016 and 2015, the proceeds from sales of available for sale securities totaled $5.0 million and $0.7 million, respectively, which resulted in $0.7 million realized gains and no realized gains or losses, respectively.

Variable Interest Entities

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation: Amendments to the Consolidation Analysis," which provides new consolidation guidance and makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The Company adopted ASU No. 2015-02 on

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

January 1, 2016. Based on the Company’s evaluation of the new standard, it determined that no change was required to its accounting for variable interest entities (“VIEs”). However, under the guidance of ASU No. 2015-02, 9 previously consolidated co-investments now meet the definition of a VIE and requires additional disclosure about these VIEs which the Company continues to consolidate as they were determined to be the primary beneficiary.

The Company continues to be the primary beneficiary and consolidates the Operating Partnership and 19 DownREIT limited partnerships (comprising eleven communities). Commencing on January 1, 2016, 9 other consolidated co-investments were determined to be VIEs and the Company continued to consolidate as they were determined to be the primary beneficiary. The consolidated total assets and liabilities related to the 9 consolidated co-investments and 19 DownREIT limited partnerships, net of intercompany eliminations, were approximately $904.4 million and $231.4 million, respectively, as of March 31, 2016 and $893.1 million and $231.8 million, respectively, as of December 31, 2015. Noncontrolling interests in these entities was $55.0 million and $54.6 million as of March 31, 2016 and December 31, 2015, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2016 and December 31, 2015, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

Equity-based Compensation

The cost of share and unit based compensation awards is measured at the grant date based on the estimated fair value of the awards.  The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Equity Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2015) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2016 and December 31, 2015, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $4.6 billion of fixed rate debt, including unsecured debt, at March 31, 2016 is approximately $4.8 billion and the Company’s variable rate debt at March 31, 2016 approximates its fair value based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2016 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities that are held to maturity, and derivatives are carried at fair value as of March 31, 2016.

At March 31, 2016, the Company’s investments in mortgage backed securities had a carrying value of $83.9 million and the Company estimated the fair value to be approximately $113.3 million.  At December 31, 2015, the Company’s investments in mortgage backed securities had a carrying value of $80.4 million and the Company estimated the fair value to be approximately $110.2 million.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $3.2 million and $2.0 million during the three months ended March 31, 2016 and 2015, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the condensed consolidated statement of income equal to the amount by which the fair value of the co-investment interest the Company previously owned exceeds its carrying value.  A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
(in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2015	$(48,366)	$6,355	$(42,011)
Other comprehensive income (loss) before reclassification	(4,444)	307	(4,137)
Amounts reclassified from accumulated other comprehensive loss	1,999	—	1,999
Other comprehensive loss	(2,445)	307	(2,138)
Balance at March 31, 2016	$(50,811)	$6,662	$(44,149)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
(in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2015	$(46,087)	$6,489	$(39,598)
Other comprehensive income (loss) before reclassification	(4,595)	317	(4,278)
Amounts reclassified from accumulated other comprehensive loss	2,067	—	2,067
Other comprehensive loss	(2,528)	317	(2,211)
Balance at March 31, 2016	$(48,615)	$6,806	$(41,809)

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

Accounting Estimates

The preparation of condensed consolidated financial statements, in accordance with GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing, and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, its notes receivables, and its qualification as a Real Estate Investment Trust (“REIT”). The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

(2)  Significant Transactions During the First Quarter of 2016 and Subsequent Events

Significant Transactions

Acquisitions

In January 2016, the Company acquired Mio, a 103 unit apartment community, located in San Jose, CA for $51.3 million.

In March 2016, the Company acquired Form 15, a 242 apartment unit community, located in San Diego, CA for $97.4 million. In connection with this acquisition, the Company assumed $44.8 million in mortgage loans.

Both properties were acquired via like kind exchange with disposition proceeds.

The $148.7 million aggregate purchase price for the acquisitions listed above were included on the Company's consolidated balance sheet as follows: $35.6 million was included in land and land improvements, $112.2 million was included in buildings and improvements, and $0.9 million was recorded as acquired in-place lease value and was included in prepaid expenses and other assets in the Company's consolidated balance sheets.

Dispositions

In January 2016, the Company sold its former headquarters office building, located in Palo Alto, CA for $18.0 million, resulting in a gain of $9.6 million.

In January 2016, a Company co-investment, BEXAEW, LLC sold The Heights, a 332 unit apartment community, located in Chino Hills, CA for $93.8 million, which resulted in a gain of $7.4 million for the Company, recorded in the statement of income as equity income in co-investments. BEXAEW, LLC used $50.3 million of proceeds to repay the loan on the property. The Company has a 50% ownership interest in the BEXAEW, LLC joint venture.

In February 2016, the Company sold Harvest Park, a 104 unit apartment community, located in Santa Rosa, CA, which was owned by the Company's wholly owned taxable REIT subsidiary, for $30.5 million, resulting in a gain of $6.4 million, net of $4.3 million deferred tax on gain on sale of real estate.

Preferred Equity Investments

In March 2016, the Company made a commitment to fund a $47.1 million preferred equity investment in a limited liability company that owns 201 Lexington, a development located in Glendale, CA. As of March 31, 2016, $31.8 million of this commitment had been funded. This investment earns a 12.0% preferred return and is scheduled to mature in March 2020.

Private Placement Bond Redemption

In January 2016, the Company paid off $150.0 million in private placement unsecured bonds that had an interest rate of 4.36% and a stated maturity date of March 2016. This represented the total outstanding balance of these unsecured bonds.

Subsequent Events

In April 2016, the Company issued $450 million of 3.375% senior unsecured notes that mature in April 2026. The interest is paid semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2016 until the maturity date of April 15, 2026. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

In April 2016, the Company redeemed all of the issued and outstanding 2,950,000 shares of the Company's 7.125% Series H Cumulative Redeemable Preferred Stock for $25.00 per share. Since the notice of redemption was given in March 2016, the preferred stock was presented at redemption value as a liability as of March 31, 2016, and the excess of redemption value over carrying value was recorded as a charge to net income attributable to common stockholders for the quarter ended March 31, 2016.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

In April 2016, a Company co-investment, BEXAEW, LLC, sold Canyon Creek, a 200 apartment home community, located in Northridge, CA for $53.5 million. BEXAEW, LLC used $26.3 million of proceeds to repay the loan on the property. The Company has a 50% ownership interest in the BEXAEW, LLC joint venture.

(3) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method.  The co-investments own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Ownership Percentage	March 31, 2016	December 31, 2015
Membership interest/Partnership interest in:
CPPIB	55%	$380,399	$376,862
Wesco I, III and IV	50%	216,485	218,902
BEXAEW	50%	74,069	88,850
Palm Valley	50%	68,340	68,525
Other	50%-55%	32,000	32,927
Total operating co-investments		771,293	786,066
Total development co-investments	50%-55%	158,408	143,669
Total preferred interest co-investments (includes related party investments of $35.9 million and $35.8 million as of March 31, 2016 and December 31, 2015, respectively)		139,983	106,312
Total co-investments		$1,069,684	$1,036,047

The combined summarized financial information of co-investments is as follows (in thousands).

	March 31, 2016	December 31, 2015
Combined balance sheets: (1)
Rental properties and real estate under development	$3,323,201	$3,360,360
Other assets	111,040	96,785
Total assets	$3,434,241	$3,457,145
Debt	$1,475,295	$1,499,601
Other liabilities	97,765	92,241
Equity (1)	1,861,181	1,865,303
Total liabilities and equity	$3,434,241	$3,457,145
Company's share of equity	$1,069,684	$1,036,047

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Combined statements of income: (1)
Property revenues	$75,130	$63,498
Property operating expenses	(25,821)	(22,954)
Net operating income	49,309	40,544
Gain on sale of real estate	17,495	14
Interest expense	(13,140)	(11,316)
General and administrative	(1,240)	(1,606)
Depreciation and amortization	(28,716)	(25,381)
Net income	$23,708	$2,255
Company's share of net income (2)	$15,068	$4,311

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.8 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

(4) Notes and Other Receivables

Notes receivable, secured by real estate, and other receivables consist of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Notes receivable, secured, bearing interest at 6.0%, due December 2016	$3,219	$3,219
Notes and other receivables from affiliates (1)	3,522	3,092
Other receivables	11,457	12,974
	$18,198	$19,285

(1) The Company had $3.5 million and $3.1 million of short-term loans outstanding and due from various joint ventures as of March 31, 2016 and December 31, 2015, respectively. See Note 5, Related Party Transactions, for additional details.

(5) Related Party Transactions

The Company charges certain fees to its co-investments for asset management, property management, development, and redevelopment services. These fees from affiliates totaled $3.3 million and $5.7 million during the three months ended March 31, 2016 and 2015, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.3 million and $3.1 million against general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the NYSE.

In March 2015, a multifamily property, located in Anaheim, CA that was owned by an entity affiliated with MMC, in which the Company held a $13.7 million preferred equity investment, was sold. That investment of $13.7 million plus an additional $1.3 million in cash was invested as outlined in the next two paragraphs. Prior to the property sale, the $13.7 million preferred equity investment earned a 9.0% preferred return and was scheduled to mature in September 2020.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
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

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with MMC that owns an apartment development in Redwood City, CA. In March 2015, the Company's preferred interest investment was prepaid and the Company recognized a gain of $0.5 million as a result of the prepayment.

As described in Note 4, the Company has provided short-term bridge loans to affiliates.  As of March 31, 2016 and December 31, 2015, $3.5 million and $3.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership.  The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

Debt consists of the following ($ in thousands):

	March 31, 2016	December 31, 2015	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$314,003	$463,891	4.4
Term loan - variable rate	224,551	224,467	0.7
Bonds public offering - fixed rate	2,397,909	2,400,322	6.5
Unsecured debt, net (1)	2,936,463	3,088,680
Lines of credit, net (2)	164,282	11,707
Mortgage notes payable, net (3)	2,252,057	2,215,077	5.6
Total debt, net	$5,352,802	$5,315,464
Weighted average interest rate on fixed rate unsecured and unsecured private placement bonds	3.6%	3.6%
Weighted average interest rate on variable rate term loan	2.4%	2.4%
Weighted average interest rate on lines of credit	1.8%	1.9%
Weighted average interest rate on mortgage notes payable	4.4%	4.4%

(1) Includes unamortized premium and discounts of $11.3 million and $14.3 million and reduced by unamortized debt issuance costs of $14.8 million and $15.6 million, as of March 31, 2016 and December 31, 2015, respectively.
(2) Lines of credit, net, includes unamortized debt issuance costs of $4.1 million and $3.3 million as of March 31, 2016 and December 31, 2015.
(3) Includes unamortized premium of $64.5 million and $64.8 million and reduced by unamortized debt issuance costs of $8.1 million and $8.0 million, as of March 31, 2016 and December 31, 2015, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of March 31, 2016 are as follows (excluding lines of credit) (in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

Remaining in 2016	$222,803
2017	564,851
2018	321,328
2019	661,954
2020	693,868
Thereafter	2,670,852
$5,135,656

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

(7) Segment Information

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

The executive management team evaluates the Company's operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California, and Seattle Metro.

Excluded from segment revenues and net operating income are management and other fees from affiliates and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties.  Other non-segment assets include real estate under development, co-investments, cash and cash equivalents, marketable securities, notes and other receivables, prepaid expenses, and other assets.

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Southern California	$141,492	$123,455
Northern California	112,733	102,427
Seattle Metro	52,074	48,654
Other real estate assets	5,879	5,693
Total property revenues	$312,178	$280,229
Net operating income:
Southern California	$96,453	$83,088
Northern California	80,711	72,516
Seattle Metro	35,689	33,129
Other real estate assets	4,835	4,325
Total net operating income	217,688	193,058
Depreciation and amortization	(109,707)	(106,907)
Interest expense	(52,466)	(47,546)
Total return swap income	3,123	—
Management and other fees from affiliates	2,024	2,644
General and administrative	(9,182)	(10,545)
Merger and integration expenses	—	(2,388)
Acquisition and investment related costs	(828)	(547)
Interest and other income	5,208	4,199
Gain on sale of real estate and land	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	(4,279)	—
Equity income in co-investments	15,068	4,311
Gain on remeasurement of co-investment	—	21,362
Net income	$86,907	$64,753

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Assets:
Southern California	$4,875,525	$4,912,264
Northern California	3,892,121	3,749,072
Seattle Metro	1,698,550	1,613,175
Other real estate assets	108,679	107,066
Net reportable operating segment - real estate assets	10,574,875	10,381,577
Real estate under development	145,711	242,326
Co-investments	1,069,684	1,036,047
Real estate held for sale, net	—	26,879
Cash and cash equivalents, including restricted cash	80,483	123,055
Marketable securities	138,597	137,485
Notes and other receivables	18,198	19,285
Other non-segment assets	39,936	38,437
Total assets	$12,067,484	$12,005,091

(8) Net Income Per Common Share and Net Income Per Common Unit

(Amounts in thousands, except share and unit data)

Essex Property Trust, Inc.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$77,981	65,405,654	$1.19	$59,363	64,185,455	$0.92
Effect of Dilutive Securities	—	151,985		—	209,225
Diluted:
Net income available to common stockholders	$77,981	65,557,639	$1.19	$59,363	64,394,680	$0.92

Weighted average convertible limited partnership units of 2,227,865 and 2,184,314, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the three months ended March 31, 2016 and 2015, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. The related income allocated to these convertible limited partnership units, which includes vested Series Z-1 units, aggregated $2.8 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, excludes 958,972 DownREIT units as they are anti-dilutive.

Stock options of 77,200 and zero for the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

Essex Portfolio, L.P.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$80,765	67,633,519	$1.19	$61,426	66,369,769	$0.93
Effect of Dilutive Securities	—	151,985		—	209,225
Diluted:
Net income available to common unitholders	$80,765	67,785,504	$1.19	$61,426	66,578,994	$0.92

Stock options of 77,200 and zero for the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive. Additionally, excludes 958,972 DownREIT units as they are anti-dilutive.

(9) Derivative Instruments and Hedging Activities

As of March 31, 2016, the Company has entered into interest rate swap contracts with an aggregate notional amount of $225 million that effectively fixed the interest rate on the $225 million unsecured term loan at 2.4%. These derivatives qualify for hedge accounting.

As of March 31, 2016, the Company has interest rate caps, which are not accounted for as hedges, totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of both March 31, 2016 and December 31, 2015, the aggregate carrying value of the interest rate swap contracts was a liability of $1.0 million, and is included in other liabilities on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate cap was zero on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated income statements, net was not significant for the three months ended March 31, 2016 and 2015, respectively.

Additionally, the Company has entered into total return swaps that effectively convert $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call the total return swaps with $114.4 million of the outstanding debt at par, while the call option on the total return swaps relating to $142.9 million of outstanding debt can be exercised starting on January 1, 2017. These derivatives do not qualify for hedge accounting and had a carrying and fair value of $13 thousand and $4 thousand at March 31, 2016 and December 31, 2015, respectively. These total return swaps are scheduled to mature between September 2021 and November 2022. Realized gains of $3.1 million and zero are reported in the condensed consolidated income statements as total return swap income for the three months ended March 31, 2016 and 2015, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

(10) Commitments and Contingencies

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized. The Company is subject to various lawsuits in the normal course of its business operations. We believe that, with respect to such matters we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2016, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of March 31, 2016, the Company had ownership interests in 244 stabilized apartment communities, comprising 59,441 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in two operating commercial buildings with approximately 140,564 square feet and seven active developments.  The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2016, the Company’s development pipeline was comprised of two consolidated projects under development, five unconsolidated joint venture projects under development, and various consolidated predevelopment projects all aggregating 2,551 apartment homes, with total incurred costs of $0.5 billion, and estimated remaining project costs of $0.9 billion for total estimated project costs of $1.4 billion.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2016		As of March 31, 2015
	Apartment Homes	%	Apartment Homes	%
Southern California	23,949	49%	22,829	48%
Northern California	14,865	30%	14,789	31%
Seattle Metro	10,239	21%	10,216	21%
Total	49,053	100%	47,834	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), Palm Valley, and BEXAEW, LLC (“BEXAEW”) communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2016 and 2015) was 96.0% and 96.1% for the three months ended March 31, 2016 and 2015, respectively.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

Market rates are determined using the recently signed effective rates on new leases at the property and are used as the starting point in the determination of the market rates of vacant apartment homes. The Company may increase or decrease these rates based on the supply and demand in the apartment community’s market. The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates and the Company's calculation of financial occupancy may not be comparable to financial occupancy disclosed by other REITs.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Southern California	96.0%	96.0%
Northern California	96.1%	96.2%
Seattle Metro	95.8%	96.2%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Properties:

	Number of	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2016	2015	Change	Change

Quarterly Same-Property:
Southern California	92	$127,101	$119,823	$7,278	6.1%
Northern California	54	100,571	92,219	8,352	9.1
Seattle Metro	50	52,073	48,655	3,418	7.0
Total Quarterly Same-Property revenues	196	279,745	260,697	19,048	7.3
Quarterly Non-Same Property Revenues		32,433	19,532	12,901	66.1
Total property revenues		$312,178	$280,229	$31,949	11.4%

Quarterly Same-Property Revenues increased by $19.0 million or 7.3% to $279.7 million in the first quarter of 2016 from $260.7 million in the first quarter of 2015. The increase was primarily attributable to an increase of 7.4% in average rental rates from $1,878 per apartment home in the first quarter of 2015 to $2,017 per apartment home in the first quarter of 2016.

Quarterly Non-Same Property Revenues increased by $12.9 million or 66.1% to $32.4 million in the first quarter of 2016 from $19.5 million in the first quarter of 2015. The increase was primarily due to revenue generated by the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015.

Management and other fees from affiliates decreased by $0.6 million in the first quarter of 2016 as compared to the first quarter of 2015. The decrease is primarily due to the loss of asset and management fees in the first quarter of 2016, as compared to the first quarter of 2015, associated with the consolidation of The Huxley, The Dylan, and Reveal during the first quarter of 2015 and the sale of certain communities.

Property operating expenses, excluding real estate taxes increased $4.5 million to $60.1 million in the first quarter of 2016 from $55.6 million in the first quarter of 2015, primarily due to the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015. Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $2.7 million or 5.1% for the first quarter of 2016 compared to the first quarter of 2015, primarily due to a $1.2 million increase in management fees and a $0.9 million increase in maintenance and repairs.

Real estate taxes increased by $2.9 million for the first quarter of 2016 compared to the first quarter of 2015 due primarily to the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015. Quarterly Same-Property real estate taxes increased by $0.6 million or 2.1% for the first quarter of 2016 compared to the first quarter of 2015 primarily due to increases in property tax due to increases in tax rates and property valuations.

Depreciation and amortization expense increased by $2.8 million for the first quarter of 2016 compared to the first quarter of 2016, due to the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE and related integration activity. There were no merger and integration expenses for the first quarter of 2016 and $2.4 million for the first quarter of 2015.

Interest expense increased $4.9 million for the first quarter of 2016 compared to the first quarter of 2015, primarily due to the $500.0 million senior unsecured notes due on April 1, 2025 issued in March 2015 which resulted in $4.4 million interest expense for the first quarter of 2016 and $0.7 million for the first quarter of 2015. In addition, capitalized interest decreased $1.2 million in 2016 compared to 2015, which was due to a decrease in development costs as compared to the same period in 2015.

Total return swap income of $3.1 million in the first quarter of 2016 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with $257.3 million of fixed rate tax-exempt mortgage notes payable. There was no total return swap income for the first quarter of 2015.

Interest and other income increased by $1.0 million for the first quarter of 2016 compared to the first quarter of 2015 primarily due to an increase of $1.3 million in income from marketable securities and other income and $0.7 million in income from the sale of a marketable security partially offset by a decrease of $1.0 million in insurance income.

Equity income in co-investments increased $10.8 million for the first quarter of 2016 compared to the first quarter of 2015 primarily due to $7.4 million in income on the gain on sale of a co-investment community during the first quarter of 2016.

Gain on sale of real estate and land increased by $13.1 million for the first quarter of 2016 compared to the first quarter of 2015 due to a $10.7 million gain on the sale of Harvest Park before tax expense and a $9.6 million gain on the sale of the Company's former headquarters office building during the first quarter of 2016 versus $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings during the first quarter of 2015.

Deferred tax expense on gain on sale of real estate and land of $4.3 million for the first quarter of 2016 was recorded due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for the first quarter of 2016, because Harvest Park was sold in a like-kind exchange transaction.

Gain on remeasurement of co-investment of $21.4 million for the first quarter of 2015 were due to a remeasurement of the Company's investments, caused by the Company's purchase of the joint venture partner's remaining membership interest in The Huxley and The Dylan co-investments. There were no gains on remeasurement of co-investments for the first quarter of 2016.

Liquidity and Capital Resources

As of March 31, 2016, the Company had $48.2 million of unrestricted cash and cash equivalents and $138.6 million in marketable securities, of which $54.7 million were available for sale. We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Positive, and BBB/Positive, respectively.

The Company has two lines of unsecured credit aggregating $1.03 billion.  The Company has a $1.0 billion unsecured line of credit, and as of March 31, 2016, there was $165.0 million outstanding on the line. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of March 31, 2016.  This facility matures in December 2019 with one 18-month extension, exercisable at the Company’s option. The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2018.  As of March 31, 2016, there was $3.4 million outstanding on the $25.0 million unsecured line. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of March 31, 2016.

In April 2016, the Company issued $450 million of 3.375% senior unsecured notes that mature in April 2026. The interest is paid semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2016 until the maturity date of April 15, 2026. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

In April 2016, the Company redeemed all of the issued and outstanding 2,950,000 shares of the Company's 7.125% Series H Cumulative Redeemable Preferred Stock for $25.00 per share.

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNB Paribas Securities Corp., Capital One Securities, Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. The Company has not issued any shares pursuant to its equity distribution program, during the three months ended March 31, 2016 and through April 28, 2016.

Essex pays quarterly dividends from cash available for distribution.  Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2016, the Company’s development pipeline was comprised of two consolidated projects under development and five unconsolidated joint venture projects under development, all aggregating 2,551 apartment homes, with total incurred costs of $0.5 billion, and estimated remaining project costs of approximately $0.9 billion, $682 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.4 billion.

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

During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of March 31, 2016, the Company had ownership interests in five major redevelopment communities aggregating 1,313 apartment homes with estimated redevelopment costs of $159.8 million, of which approximately $72.0 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2016, the Company had an interest in 1,476 apartment homes of communities actively under development with joint ventures for total estimated costs of $823 million. Total estimated remaining costs total approximately $439 million, of which the Company estimates that our remaining investment in these development joint ventures will be approximately $222 million. In addition, the Company had an interest in 10,388 apartment homes of operating communities with joint ventures for a total book value of $771.3 million as of March 31, 2016.

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

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, beliefs as to our ability to meet our cash needs during the next twelve months and to fund the Company’s development and redevelopment pipeline, the expected impact of lawsuits on the Company, and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three months ended March 31, 2016 and 2015 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2016	2015
Net income available to common stockholders	$77,981	$59,363
Adjustments:
Depreciation and amortization	109,707	106,907
Gains not included in Funds from Operations attributable to common stockholders and unitholders	(27,693)	(28,474)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	4,279	—
Depreciation add back from unconsolidated co-investments	12,023	11,917
Noncontrolling interest related to Operating Partnership units	2,784	2,063
Depreciation attributable to third party ownership and other	6	(249)
Funds from Operations attributable to common stockholders and unitholders	$179,087	$151,527
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$2.64	$2.27
Non-core items:
Merger and integration expenses	—	2,388
Acquisition and investment related costs	828	547
Gain on sale of marketable securities	(740)	—
Income from early redemption of preferred equity investments	—	(469)
Excess of redemption value of preferred stock over carrying value	2,541
Other non-core adjustments	—	(1,375)
Core Funds from Operations attributable to common stockholders and unitholders	$181,716	$152,618
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$2.68	$2.29
Weighted average number shares outstanding diluted (1)	67,866,703	66,641,225

(1)
Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and excludes 740,146 DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

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

	Three Months Ended March 31,
	2016	2015
Earnings from operations	$99,995	$75,315
Adjustments:
Depreciation and amortization	109,707	106,907
Management and other fees from affiliates	(2,024)	(2,644)
General and administrative	9,182	10,545
Merger and integration expenses	—	2,388
Acquisition and investment related costs	828	547
NOI	217,688	193,058
Less: Non-same property NOI	(22,199)	(13,349)
Same-property NOI	$195,489	$179,709

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2016, the Company has entered into seven interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on its $225.0 million variable rate five-year unsecured term debt.  As of March 31, 2016, the Company also had $291.7 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of March 31, 2016.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2016.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2016.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$225,000	2016-2017	$(996)	$(306)	$(1,674)
Interest rate caps	20,674	2018-2019	—	5	—
Total cash flow hedges	$245,674	2016-2019	$(996)	$(301)	$(1,674)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $257.3 million that effectively converts $257.3 million of fixed mortgage notes payable to a floating interest rate based on SIFMA plus a spread and has a carrying value of $13 thousand at March 31, 2016. These derivatives do not qualify for hedge accounting.

Interest Rate Sensitive Liabilities

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term tax exempt variable rate debt and unsecured term debt. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows.

For the Years Ended	2016		2017		2018	2019	2020	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$22,765		539,356		320,786	651,362	693,221	2,391,457		$4,618,947	$4,817,212
Average interest rate	4.6%		3.3%		5.5%	4.3%	5.0%	3.8%		4.1%
Variable rate debt	$200,038	(1)	25,495	(1)	3,928	175,592	647	279,395	(2) (3)	$685,095	$680,211
Average interest rate	2.3%		2.3%		1.7%	1.8%	1.0%	0.9%		1.6%

(1)	$225.0 million is subject to interest rate swap agreements.

(2)	$20.7 million is subject to interest rate caps.

(3)	$257.3 million is subject to total return swaps.

The table incorporates only those exposures that exist as of March 31, 2016; it does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2016, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2016, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A: Risk Factors

There were no material changes to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC and available at www.sec.gov.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2016, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2016, Essex Property Trust, Inc. issued an aggregate of 47,367 of its common stock upon the exercise of stock options, vesting of restricted stock awards, and the exchange of Operating Partnership limited partnership units by limited partners into shares of common stock. Essex Property Trust, Inc. contributed the proceeds from the option exercises during the three months ended March 31, 2016 to our Operating Partnership in exchange for an aggregate of 47,367 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
10.1
Form of Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated March 8, 2016, attached as Exhibit 10.1 to the Company's Current Report of From 8-K, filed on March 9, 2016, and incorporated herein by reference.

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

Date: May 3, 2016

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 3, 2016

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 3, 2016

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 3, 2016

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer