Form 10-Q
period 2016-06-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2016-08-01
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,494,848 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 28, 2016.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month period ended June 30, 2016 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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

All of the Company's property ownership, development, and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in EPLP. Essex's primary function is acting as the general partner of EPLP. As general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. Essex also issues equity from time to time and guarantees certain debt of EPLP, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

ASSETS	June 30, 2016	December 31, 2015
Real estate:
Rental properties:
Land and land improvements	$2,573,923	$2,522,842
Buildings and improvements	10,096,484	9,808,627
	12,670,407	12,331,469
Less accumulated depreciation	(2,159,840)	(1,949,892)
	10,510,567	10,381,577
Real estate under development	157,659	242,326
Co-investments	1,103,272	1,036,047
Real estate held for sale, net	—	26,879
	11,771,498	11,686,829
Cash and cash equivalents-unrestricted	182,515	29,683
Cash and cash equivalents-restricted	32,861	93,372
Marketable securities	152,263	137,485
Notes and other receivables	20,448	19,285
Prepaid expenses and other assets	47,106	38,437
Total assets	$12,206,691	$12,005,091

LIABILITIES AND EQUITY
Unsecured debt, net	$3,377,728	$3,088,680
Mortgage notes payable, net	2,240,558	2,215,077
Lines of credit, net	—	11,707
Accounts payable and accrued liabilities	145,217	131,415
Construction payable	38,473	40,953
Dividends payable	110,163	100,266
Other liabilities	34,945	34,518
Total liabilities	5,947,084	5,622,616
Commitments and contingencies
Redeemable noncontrolling interest	44,531	45,452
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,479,054 and 65,379,359 shares issued and outstanding, respectively	6	6
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	—	73,750
Additional paid-in capital	7,017,962	7,003,317
Distributions in excess of accumulated earnings	(856,815)	(797,329)
Accumulated other comprehensive loss, net	(43,007)	(42,011)
Total stockholders' equity	6,118,146	6,237,733
Noncontrolling interest	96,930	99,290
Total equity	6,215,076	6,337,023
Total liabilities and equity	$12,206,691	$12,005,091

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental and other property	$319,562	$294,101	$631,740	$574,330
Management and other fees from affiliates	2,028	2,061	4,052	4,705
	321,590	296,162	635,792	579,035
Expenses:
Property operating, excluding real estate taxes	61,538	57,400	121,609	113,019
Real estate taxes	34,541	32,677	68,960	64,229
Depreciation and amortization	109,673	113,731	219,380	220,638
General and administrative	9,698	9,549	18,880	20,094
Merger and integration expenses	—	1,410	—	3,798
Acquisition and investment related costs	267	429	1,095	976
	215,717	215,196	429,924	422,754
Earnings from operations	105,873	80,966	205,868	156,281
Interest expense	(55,568)	(50,802)	(108,034)	(98,348)
Total return swap income	2,814	—	5,937	—
Interest and other income	9,409	3,254	14,617	7,453
Equity income in co-investments	14,296	4,472	29,364	8,783
Gain on sale of real estate and land	—	—	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	—	—	(4,279)	—
Gain on remeasurement of co-investment	—	12,652	—	34,014
Net income	76,824	50,542	163,731	115,295
Net income attributable to noncontrolling interest	(4,811)	(3,674)	(9,882)	(7,750)
Net income attributable to controlling interest	72,013	46,868	153,849	107,545
Dividends to preferred stockholders	—	(1,313)	(1,314)	(2,627)
Excess of redemption value of preferred stock over the carrying value	—	—	(2,541)	—
Net income available to common stockholders	$72,013	$45,555	$149,994	$104,918
Comprehensive income	$78,005	$51,287	$162,701	$116,639
Comprehensive income attributable to noncontrolling interest	(4,850)	(3,703)	(9,848)	(7,794)
Comprehensive income attributable to controlling interest	$73,155	$47,584	$152,853	$108,845
Per share data:
Basic:
Net income available to common stockholders	$1.10	$0.70	$2.29	$1.63
Weighted average number of shares outstanding during the period	65,451,110	64,810,184	65,428,382	64,499,545
Diluted:
Net income available to common stockholders	$1.10	$0.70	$2.29	$1.62
Weighted average number of shares outstanding during the period	65,575,378	64,972,852	65,558,811	64,677,521
Dividend per common share	$1.60	$1.44	$3.20	$2.88

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the six months ended June 30, 2016
(Unaudited)
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balances at December 31, 2015	2,950	$73,750	65,379	$6	$7,003,317	$(797,329)	$(42,011)	$99,290	$6,337,023
Net income	—	—	—	—	—	153,849	—	9,882	163,731
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	(1,291)	(44)	(1,335)
Change in fair value of marketable securities, net	—	—	—	—	—	—	295	10	305
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	89	—	11,760	—	—	—	11,760
Sale of common stock, net	—	—	—	—	(279)	—	—	—	(279)
Equity based compensation costs	—	—	—	—	2,001	—	—	1,197	3,198
Redemption of Series H preferred stock	(2,950)	(73,750)	—	—	2,541	(2,541)	—	—	(73,750)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	365	—	—	556	921
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13,471)	(13,471)
Redemptions of noncontrolling interest	—	—	11	—	(1,743)	—	—	(490)	(2,233)
Common and preferred stock dividends	—	—	—	—	—	(210,794)	—	—	(210,794)
Balances at June 30, 2016	—	$—	65,479	$6	$7,017,962	$(856,815)	$(43,007)	$96,930	$6,215,076

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$163,731	$115,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,380	220,638
Amortization of discount on marketable securities and other investments	(7,457)	(5,777)
Amortization of (premium) discount and debt financing costs, net	(7,598)	(11,125)
Gain on sale of marketable securities	(1,843)	—
Company's share of gain on the sales of co-investments	(13,046)	—
Income from early redemption of preferred equity investments	—	(469)
Earnings from co-investments	(16,318)	(8,314)
Operating distributions from co-investments	23,985	14,804
Gain on the sale of real estate and land	(20,258)	(7,112)
Equity-based compensation	3,198	3,457
Gain on remeasurement of co-investments	—	(34,014)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(3,942)	(6,646)
Accounts payable and accrued liabilities	9,772	4,924
Other liabilities	749	1,387
Net cash provided by operating activities	350,353	287,048
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(117,349)	(314,890)
Redevelopment	(43,200)	(41,796)
Development acquisitions of and additions to real estate under development	(37,150)	(122,377)
Capital expenditures on rental properties	(22,277)	(24,673)
Acquisition of membership interest in co-investments	—	(115,724)
Proceeds from insurance for property losses	1,211	11,735
Proceeds from dispositions of real estate	48,008	74,485
Contributions to co-investments	(96,698)	(97,512)
Changes in restricted cash and refundable deposits	56,932	49,808
Purchases of marketable securities	(16,352)	(7,250)
Sales and maturities of marketable securities	11,179	1,968
Non-operating distributions from co-investments	34,564	11,072
Net cash used in investing activities	(181,132)	(575,154)
Cash flows from financing activities:
Borrowings under debt agreements	768,610	923,431
Repayment of debt	(501,167)	(730,712)
Repayment of cumulative redeemable preferred stock	(73,750)	—
Additions to deferred charges	(4,962)	(4,456)
Net proceeds from issuance of common stock	(279)	272,664
Net proceeds from stock options exercised	11,760	18,346
Distributions to noncontrolling interest	(12,880)	(11,033)
Redemption of noncontrolling interest	(2,233)	(2,488)
Common and preferred stock dividends paid	(201,488)	(177,019)
Net cash (used in) provided by financing activities	(16,389)	288,733
Cash acquired in consolidation of co-investment	—	4,005
Net increase in cash and cash equivalents	152,832	4,632

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents at beginning of period	29,683	25,610
Cash and cash equivalents at end of period	$182,515	$30,242

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $6.2 million and $8.3 million capitalized in 2016 and 2015, respectively	$93,031	$86,347
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development to rental properties, net	$108,402	$300,751
Transfer from real estate under development to co-investments	$4,485	$3,780
Reclassifications (from) to redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$(921)	$574
Debt assumed in connection with acquisition	$48,832	$114,435

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	June 30, 2016	December 31, 2015
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,573,923	$2,522,842
Buildings and improvements	10,096,484	9,808,627
	12,670,407	12,331,469
Less accumulated depreciation	(2,159,840)	(1,949,892)
	10,510,567	10,381,577
Real estate under development	157,659	242,326
Co-investments	1,103,272	1,036,047
Real estate held for sale, net	—	26,879
	11,771,498	11,686,829
Cash and cash equivalents-unrestricted	182,515	29,683
Cash and cash equivalents-restricted	32,861	93,372
Marketable securities	152,263	137,485
Notes and other receivables	20,448	19,285
Prepaid expenses and other assets	47,106	38,437
Total assets	$12,206,691	$12,005,091

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,377,728	$3,088,680
Mortgage notes payable, net	2,240,558	2,215,077
Lines of credit, net	—	11,707
Accounts payable and accrued liabilities	145,217	131,415
Construction payable	38,473	40,953
Distributions payable	110,163	100,266
Other liabilities	34,945	34,518
Total liabilities	5,947,084	5,622,616
Commitments and contingencies
Redeemable noncontrolling interest	44,531	45,452
Capital:
General Partner:
Common equity (65,479,054 and 65,379,359 units issued and outstanding, respectively)	6,161,153	6,208,535
Series H 7.125 % preferred interest (liquidation value of 0 and 73,750, respectively)	—	71,209
	6,161,153	6,279,744
Limited Partners:
Common equity (2,221,768 and 2,214,545 units issued and outstanding, respectively)	46,298	47,235
Accumulated other comprehensive loss	(40,628)	(39,598)
Total partners' capital	6,166,823	6,287,381
Noncontrolling interest	48,253	49,642
Total capital	6,215,076	6,337,023
Total liabilities and capital	$12,206,691	$12,005,091

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental and other property	$319,562	$294,101	$631,740	$574,330
Management and other fees from affiliates	2,028	2,061	4,052	4,705
	321,590	296,162	635,792	579,035
Expenses:
Property operating, excluding real estate taxes	61,538	57,400	121,609	113,019
Real estate taxes	34,541	32,677	68,960	64,229
Depreciation and amortization	109,673	113,731	219,380	220,638
General and administrative	9,698	9,549	18,880	20,094
Merger and integration expenses	—	1,410	—	3,798
Acquisition and investment related costs	267	429	1,095	976
	215,717	215,196	429,924	422,754
Earnings from operations	105,873	80,966	205,868	156,281
Interest expense	(55,568)	(50,802)	(108,034)	(98,348)
Total return swap income	2,814	—	5,937	—
Interest and other income	9,409	3,254	14,617	7,453
Equity income in co-investments	14,296	4,472	29,364	8,783
Gain on sale of real estate and land	—	—	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	—	—	(4,279)	—
Gain on remeasurement of co-investment	—	12,652	—	34,014
Net income	76,824	50,542	163,731	115,295
Net income attributable to noncontrolling interest	(2,361)	(2,141)	(4,648)	(4,154)
Net income attributable to controlling interest	74,463	48,401	159,083	111,141
Preferred interest distributions	—	(1,313)	(1,314)	(2,627)
Excess of redemption value of preferred units over the carrying value	—	—	(2,541)	—
Net income available to common unitholders	$74,463	$47,088	$155,228	$108,514
Comprehensive income	$78,005	$51,287	$162,701	$116,639
Comprehensive income attributable to noncontrolling interest	(2,361)	(2,141)	(4,648)	(4,154)
Comprehensive income attributable to controlling interest	$75,644	$49,146	$158,053	$112,485
Per unit data:
Basic:
Net income available to common unitholders	$1.10	$0.70	$2.29	$1.63
Weighted average number of common units outstanding during the period	67,675,038	66,992,209	67,654,279	66,682,708
Diluted:
Net income available to common unitholders	$1.10	$0.70	$2.29	$1.62
Weighted average number of common units outstanding during the period	67,799,306	67,154,877	67,784,708	66,860,684
Distribution per common unit	$1.60	$1.44	$3.20	$2.88

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the six months ended June 30, 2016
(Dollars and units in thousands)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive loss
	Common Equity		Series H Preferred Interest	Common Equity			Noncontrolling Interest
	Units	Amount		Units	Amount			Total
Balances at December 31, 2015	65,379	$6,208,535	$71,209	2,215	$47,235	$(39,598)	$49,642	$6,337,023
Net income	—	149,994	3,855	—	5,234	—	4,648	163,731
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	(1,335)	—	(1,335)
Change in fair value of marketable securities, net	—	—	—	—	—	305	—	305
Issuance of common units under:
General partner's stock based compensation, net	89	11,760	—	—	—	—	—	11,760
Sale of common stock by general partner, net	—	(279)	—	—	—	—	—	(279)
Equity based compensation costs	—	2,001	—	18	1,197	—	—	3,198
Redemption of Series H preferred units	—	—	(73,750)	—	—	—	—	(73,750)
Changes in redemption value of redeemable noncontrolling interest	—	365	—	—	—	—	556	921
Distributions to noncontrolling interest	—	—	—	—	—	—	(6,182)	(6,182)
Redemptions	11	(1,743)	—	(11)	(79)	—	(411)	(2,233)
Distributions declared	—	(209,480)	(1,314)	—	(7,289)	—	—	(218,083)
Balances at June 30, 2016	65,479	$6,161,153	$—	2,222	$46,298	$(40,628)	$48,253	$6,215,076

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$163,731	$115,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,380	220,638
Amortization of discount on marketable securities and other investments	(7,457)	(5,777)
Amortization of (premium) discount and debt financing costs, net	(7,598)	(11,125)
Gain on sale of marketable securities	(1,843)	—
Company's share of gain on the sales of co-investments	(13,046)
Income from early redemption of preferred equity investments	—	(469)
Earnings from co-investments	(16,318)	(8,314)
Operating distributions from co-investments	23,985	14,804
Gain on the sales of real estate and land	(20,258)	(7,112)
Equity-based compensation	3,198	3,457
Gain on remeasurement of co-investments	—	(34,014)
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(3,942)	(6,646)
Accounts payable and accrued liabilities	9,772	4,924
Other liabilities	749	1,387
Net cash provided by operating activities	350,353	287,048
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(117,349)	(314,890)
Redevelopment	(43,200)	(41,796)
Development acquisitions of and additions to real estate under development	(37,150)	(122,377)
Capital expenditures on rental properties	(22,277)	(24,673)
Acquisition of membership interest in co-investments	—	(115,724)
Proceeds from insurance for property losses	1,211	11,735
Proceeds from dispositions of real estate	48,008	74,485
Contributions to co-investments	(96,698)	(97,512)
Changes in restricted cash and refundable deposits	56,932	49,808
Purchases of marketable securities	(16,352)	(7,250)
Sales and maturities of marketable securities	11,179	1,968
Non-operating distributions from co-investments	34,564	11,072
Net cash used in investing activities	(181,132)	(575,154)
Cash flows from financing activities:
Borrowings under debt agreements	768,610	923,431
Repayment of debt	(501,167)	(730,712)
Repayment of cumulative redeemable preferred stock	(73,750)	—
Additions to deferred charges	(4,962)	(4,456)
Net proceeds from issuance of common units	(279)	272,664
Net proceeds from stock options exercised	11,760	18,346
Distributions to noncontrolling interest	(3,379)	(4,884)
Redemption of noncontrolling interest	(2,233)	(2,488)
Common and preferred units and preferred interest distributions paid	(210,989)	(183,168)
Net cash (used in) provided by financing activities	(16,389)	288,733
Cash acquired in consolidation of co-investment	—	4,005
Net increase in cash and cash equivalents	152,832	4,632

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents at beginning of period	29,683	25,610
Cash and cash equivalents at end of period	$182,515	$30,242

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $6.2 million and $8.3 million capitalized in 2016 and 2015, respectively	$93,031	$86,347
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development to rental properties, net	$108,402	$300,751
Transfer from real estate under development to co-investments	$4,485	$3,780
Reclassifications (from) to redeemable noncontrolling interest to or from general partner capital and noncontrolling interest	$(921)	$574
Debt assumed in connection with acquisition	$48,832	$114,435

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner in the Operating Partnership, with a 96.7% general partnership interest as of June 30, 2016. Total Operating Partnership limited partnership units outstanding were 2,221,768 and 2,214,545 as of June 30, 2016 and December 31, 2015, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $506.8 million and $530.2 million, as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, the Company owned or had ownership interests in 243 stabilized apartment communities, aggregating 59,241 apartment homes, excluding the Company’s ownership in preferred interest co-investments, (collectively, the “Communities”, and individually, a “Community”), three commercial buildings and seven active developments (collectively, the “Portfolio”). The Communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers." The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of the new standard by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. The new standard may be applied using either a full retrospective or a modified approach upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

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

In February 2016, the FASB issued ASU No. 2016-02 "Leases", which requires an entity that is a lessee to classify leases as either finance or operating and to recognize a lease liability and a right-of-use asset for all leases that have a duration of greater than 12 months. Leases of 12 months or less will be accounted for similar to existing guidance for operating leases today. For lessors, accounting for leases under the new standard will be substantially the same as existing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs. The new standard will be effective for the Company beginning on January 1, 2019 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In March 2016, the FASB issued ASU No. 2016-07 "Simplifying the Transition to the Equity Method of Accounting", which eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings when the investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The new standard will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company does not expect the impact of this amendment to be material on its consolidated results of operations or financial position.

In March 2016, the FASB issued ASU No. 2016-09 "Improvement to Employee Share-Based Payment Accounting", which amends certain aspects of how an entity accounts for share-based payments to employees. This amendment requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled, rather than recording such effects in additional paid-in capital. Entities will also be permitted to elect to account for forfeitures of share-based payments as they occur or continue with the current practice which requires estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change. The new standard will be effective January 1, 2017, with early adoption permitted. The change in recognition of income tax effects of share-based awards will be applied prospectively. If the Company elects to account for forfeitures of share-based payments as they occur, such change will be applied using a modified retrospective approach, with a cumulative-effect adjustment to distributions in excess of accumulated earnings. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

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

As of June 30, 2016 and December 31, 2015, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, investment funds that invest in U.S. treasury or agency securities. As of June 30, 2016 and December 31, 2015, the Company classified its investments in mortgage backed securities, which mature through November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. As of June 30, 2016 and December 31, 2015, marketable securities consist of the following (in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$19,604	$347	$19,951
Investment funds - U.S. treasuries	7,600	10	7,610
Common stock and stock funds	29,970	7,098	37,068
Held to maturity:
Mortgage backed securities	87,634	—	87,634
Total - Marketable securities	$144,808	$7,455	$152,263

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$11,618	$68	$11,686
Investment funds - U.S. treasuries	3,675	(9)	3,666
Common stock and stock funds	34,655	7,091	41,746
Held to maturity:
Mortgage backed securities	80,387	—	80,387
Total - Marketable securities	$130,335	$7,150	$137,485

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold. For the three months ended June 30, 2016 and 2015, the proceeds from sales of available for sale securities totaled $6.2 million and $1.3 million, respectively, which resulted in $1.1 million realized gains and no realized gains or losses, respectively. For the six months ended June 30, 2016 and 2015, the proceeds from sales of available for sale securities totaled $11.2 million and $2.0 million, respectively, which resulted in $1.8 million realized gains and no realized gains or losses, respectively.

Variable Interest Entities

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation: Amendments to the Consolidation Analysis," which provides new consolidation guidance and makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The Company adopted ASU No. 2015-02 on January 1, 2016. Based on the Company’s evaluation of the new standard, it determined that no change was required to its accounting for variable interest entities (“VIEs”). However, under the guidance of ASU No. 2015-02, 9 previously consolidated co-investments now meet the definition of a VIE and requires additional disclosure about these VIEs which the Company continues to consolidate as they were determined to be the primary beneficiary.

The Company continues to be the primary beneficiary and consolidates the Operating Partnership and 19 DownREIT limited partnerships (comprising eleven communities). Commencing on January 1, 2016, 9 other consolidated co-investments were determined to be VIEs and the Company continues to consolidate those co-investments as the Company was determined to be the primary beneficiary. The consolidated total assets and liabilities related to the 9 consolidated co-investments and 19 DownREIT limited partnerships, net of intercompany eliminations, were approximately $901.3 million and $229.5 million, respectively, as of June 30, 2016 and $893.1 million and $231.8 million, respectively, as of December 31, 2015. Noncontrolling interests in these entities was $53.3 million and $54.6 million as of June 30, 2016 and December 31, 2015, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2016 and December 31,

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

2015, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2016 and December 31, 2015, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $5.1 billion of fixed rate debt, including unsecured debt, at June 30, 2016 is approximately $5.3 billion and the Company’s variable rate debt at June 30, 2016 approximates its fair value based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2016 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities that are held to maturity, and derivatives are carried at fair value as of June 30, 2016.

At June 30, 2016, the Company’s investments in mortgage backed securities had a carrying value of $87.6 million and the Company estimated the fair value to be approximately $115.4 million. At December 31, 2015, the Company’s investments in mortgage backed securities had a carrying value of $80.4 million and the Company estimated the fair value to be approximately $110.2 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $3.6 million and $3.4 million during the three months ended June 30, 2016 and 2015, respectively, and $6.8 million and $5.4 million during the six months ended June 30, 2016 and 2015, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
June 30, 2016 and 2015
(Unaudited)

fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
(in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2015	$(48,366)	$6,355	$(42,011)
Other comprehensive (loss) income before reclassification	(5,286)	2,077	(3,209)
Amounts reclassified from accumulated other comprehensive loss	3,995	(1,782)	2,213
Other comprehensive (loss) income	(1,291)	295	(996)
Balance at June 30, 2016	$(49,657)	$6,650	$(43,007)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
(in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2015	$(46,087)	$6,489	$(39,598)
Other comprehensive (loss) income before reclassification	(5,466)	2,148	(3,318)
Amounts reclassified from accumulated other comprehensive loss	4,131	(1,843)	2,288
Other comprehensive (loss) income	(1,335)	305	(1,030)
Balance at June 30, 2016	$(47,422)	$6,794	$(40,628)

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

(2)  Significant Transactions During the Second Quarter of 2016 and Subsequent Events

Significant Transactions

Dispositions

In April 2016, a Company co-investment, BEXAEW, LLC, sold Canyon Creek, a 200 unit apartment community, located in Northridge, CA for $53.5 million. The Company's share of the gain on sale was $5.6 million, which the Company recorded in the statement of income and comprehensive income as equity income in co-investments. BEXAEW, LLC used $26.3 million of proceeds to repay the loan on the property. The Company has a 50% ownership interest in the BEXAEW, LLC joint venture.

Preferred Equity Investments

In May 2016, the Company made a $23.7 million preferred equity investment in a limited liability company that owns 624 Yale, a 206 apartment home community development project located in Seattle, WA. This investment is scheduled to mature in November 2020 and will accrue interest based on a 10.0% compounded preferred return for the first 30 months, after which the rate may drop to 8.0% if certain loan-to-value thresholds are met.

Series H Cumulative Redeemable Preferred Stock Redemption

In April 2016, the Company redeemed all of the issued and outstanding 2,950,000 shares of the Company's 7.125% Series H Cumulative Redeemable Preferred Stock for $25.00 per share for $73.8 million in cash. As the notice of redemption was given in March 2016, the $2.5 million excess of redemption value over carrying value was recorded as a charge to net income attributable to common stockholders for the quarter ended March 31, 2016.

Issuance of Unsecured Debt

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

(3) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of June 30, 2016 and December 31, 2015 are as follows (in thousands, except in parenthetical):

	Ownership Percentage	June 30, 2016	December 31, 2015
Membership interest/Partnership interest in:
CPPIB	55%	$379,311	$376,862
Wesco I, III and IV	50%	209,573	218,902
BEXAEW	50%	65,636	88,850
Palm Valley	50%	68,229	68,525
Other	50%-55%	31,517	32,927
Total operating co-investments		754,266	786,066
Total development co-investments	50%-55%	175,269	143,669
Total preferred interest co-investments (includes related party investments of $35.8 million as of both June 30, 2016 and December 31, 2015, respectively)		173,737	106,312
Total co-investments		$1,103,272	$1,036,047

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

The combined summarized financial information of co-investments is as follows (in thousands).

	June 30, 2016	December 31, 2015
Combined balance sheets: (1)
Rental properties and real estate under development	$3,327,936	$3,360,360
Other assets	114,524	96,785
Total assets	$3,442,460	$3,457,145
Debt	$1,473,705	$1,499,601
Other liabilities	96,151	92,241
Equity (1)	1,872,604	1,865,303
Total liabilities and equity	$3,442,460	$3,457,145
Company's share of equity	$1,103,272	$1,036,047

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Combined statements of income: (1)
Property revenues	$69,180	$62,092	$144,310	$125,589
Property operating expenses	(24,580)	(23,184)	(50,401)	(46,138)
Net operating income	44,600	38,908	93,909	79,451
Gain on sale of real estate	10,796	—	28,291	14
Interest expense	(11,142)	(11,097)	(24,282)	(22,413)
General and administrative	(1,540)	(1,473)	(2,780)	(3,079)
Depreciation and amortization	(25,391)	(24,265)	(54,107)	(49,646)
Net income	$17,323	$2,073	$41,031	$4,327
Company's share of net income (2)	$14,296	$4,472	$29,364	$8,783

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.9 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively and $1.7 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.

(4) Notes and Other Receivables

Notes receivable, secured by real estate, and other receivables consist of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Notes receivable, secured, bearing interest at 6.0%, due December 2016	$3,219	$3,219
Notes and other receivables from affiliates (1)	4,893	3,092
Other receivables	12,336	12,974
	$20,448	$19,285

(1) The Company had $4.9 million and $3.1 million of short-term loans outstanding and due from various joint ventures as of June 30, 2016 and December 31, 2015, respectively. See Note 5, Related Party Transactions, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

(5) Related Party Transactions

The Company charges certain fees to its co-investments for asset management, property management, development, and redevelopment services. These fees from affiliates totaled $3.2 million and $3.6 million during the three months ended June 30, 2016 and 2015, respectively, and $6.5 million and $9.3 million during the six months ended June 30, 2016 and 2015, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.1 million and $1.5 million against general and administrative expenses for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively.

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

In June 2015, the Company made a $10.0 million preferred equity investment in an entity affiliated with MMC that owns Greentree Apartments, a 220 apartment community located in San Jose, CA. This investment earns a 9.5% preferred return and is scheduled to mature in June 2022.

In June 2015, the Company made a $5.0 million preferred equity investment in an entity affiliated with MMC that owns Sterling Cove Apartments, a 218 apartment community located in Concord, CA. This investment earns a 9.5% preferred return and is scheduled to mature in June 2022.

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

The Company has provided short-term bridge loans to affiliates.  As of June 30, 2016 and December 31, 2015, $4.9 million and $3.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership.  The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

Debt consists of the following ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

	June 30, 2016	December 31, 2015	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$314,067	$463,891	4.1
Term loan - variable rate	224,635	224,467	0.4
Bonds public offering - fixed rate	2,839,026	2,400,322	6.8
Unsecured debt, net (1)	3,377,728	3,088,680
Lines of credit, net (2)	—	11,707
Mortgage notes payable, net (3)	2,240,558	2,215,077	5.3
Total debt, net	$5,618,286	$5,315,464
Weighted average interest rate on fixed rate unsecured and unsecured private placement bonds	3.6%	3.6%
Weighted average interest rate on variable rate term loan	2.4%	2.4%
Weighted average interest rate on lines of credit	1.9%	1.9%
Weighted average interest rate on mortgage notes payable	4.4%	4.4%

(1) Includes unamortized premium and discounts of $5.7 million and $14.3 million and reduced by unamortized debt issuance costs of $18.0 million and $15.6 million, as of June 30, 2016 and December 31, 2015, respectively.
(2) Lines of credit, net, related to the Company's two lines of unsecured credit aggregating $1.0 billion, excludes unamortized debt issuance costs of $3.8 million as of June 30, 2016 as the net effect resulted in a negative debt balance and as such the amount was reclassified to prepaid expenses and other assets on the condensed consolidated balance sheets. The December 31, 2015 amount includes $3.3 million of unamortized debt issuance costs because the net balance resulted in a positive debt balance and is presented on a net basis.
(3) Includes unamortized premium of $59.9 million and $64.8 million and reduced by unamortized debt issuance costs of $7.6 million and $8.0 million, as of June 30, 2016 and December 31, 2015, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of June 30, 2016 are as follows (excluding lines of credit) (in thousands):

Remaining in 2016	$215,402
2017	564,851
2018	321,328
2019	661,954
2020	693,868
Thereafter	3,120,852
$5,578,255

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

Excluded from segment revenues and net operating income are management and other fees from affiliates and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties and properties that have been sold. Other non-segment assets include real estate under

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

development, co-investments, cash and cash equivalents, marketable securities, notes and other receivables, prepaid expenses, and other assets.

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Southern California	$144,772	$131,026	$286,264	$254,481
Northern California	115,361	103,041	228,094	201,692
Seattle Metro	53,575	49,826	105,649	98,480
Other real estate assets	5,854	10,208	11,733	19,677
Total property revenues	$319,562	$294,101	$631,740	$574,330
Net operating income:
Southern California	$98,934	$87,810	$195,387	$173,340
Northern California	83,510	73,682	164,221	143,579
Seattle Metro	35,975	33,674	71,664	66,803
Other real estate assets	5,064	8,858	9,899	13,360
Total net operating income	223,483	204,024	441,171	397,082
Depreciation and amortization	(109,673)	(113,731)	(219,380)	(220,638)
Interest expense	(55,568)	(50,802)	(108,034)	(98,348)
Total return swap income	2,814	—	5,937	—
Management and other fees from affiliates	2,028	2,061	4,052	4,705
General and administrative	(9,698)	(9,549)	(18,880)	(20,094)
Merger and integration expenses	—	(1,410)	—	(3,798)
Acquisition and investment related costs	(267)	(429)	(1,095)	(976)
Interest and other income	9,409	3,254	14,617	7,453
Gain on sale of real estate and land	—	—	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	—	—	(4,279)	—
Equity income in co-investments	14,296	4,472	29,364	8,783
Gain on remeasurement of co-investment	—	12,652	—	34,014
Net income	$76,824	$50,542	$163,731	$115,295

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Southern California	$4,847,701	$4,912,264
Northern California	3,866,145	3,749,072
Seattle Metro	1,686,923	1,613,175
Other real estate assets	109,798	107,066
Net reportable operating segment - real estate assets	10,510,567	10,381,577
Real estate under development	157,659	242,326
Co-investments	1,103,272	1,036,047
Real estate held for sale, net	—	26,879
Cash and cash equivalents, including restricted cash	215,376	123,055
Marketable securities	152,263	137,485
Notes and other receivables	20,448	19,285
Other non-segment assets	47,106	38,437
Total assets	$12,206,691	$12,005,091

(8) Net Income Per Common Share and Net Income Per Common Unit

(Amounts in thousands, except share and unit data)

Essex Property Trust, Inc.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$72,013	65,451,110	$1.10	$45,555	64,810,184	$0.70
Effect of Dilutive Securities	—	124,268		—	162,668
Diluted:
Net income available to common stockholders	$72,013	65,575,378	$1.10	$45,555	64,972,852	$0.70

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$149,994	65,428,382	$2.29	$104,918	64,499,545	$1.63
Effect of Dilutive Securities	—	130,429		—	177,976
Diluted:
Net income available to common stockholders	$149,994	65,558,811	$2.29	$104,918	64,677,521	$1.62

Weighted average convertible limited partnership units of 2,223,928 and 2,182,025, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the three months ended June 30, 2016 and 2015, respectively, and 2,225,897 and 2,183,163 for the six months ended June 30, 2016, and 2015, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive. The related income allocated to these convertible limited partnership units aggregated $2.4 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and $5.2 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, excludes 953,006 DownREIT units as they are anti-dilutive.

Stock options of 87,954 and 24,500 for the three months ended June 30, 2016 and 2015, respectively, and 87,954 and 36,956 for the six months ended June 30, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$74,463	67,675,038	$1.10	$47,088	66,992,209	$0.70
Effect of Dilutive Securities	—	124,268		—	162,668
Diluted:
Net income available to common unitholders	$74,463	67,799,306	$1.10	$47,088	67,154,877	$0.70

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(Unaudited)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$155,228	67,654,279	$2.29	$108,514	66,682,708	$1.63
Effect of Dilutive Securities	—	130,429		—	177,976
Diluted:
Net income available to common unitholders	$155,228	67,784,708	$2.29	$108,514	66,860,684	$1.62

Stock options of 87,954 and 24,500 for the three months ended June 30, 2016 and 2015, respectively, and 87,954 and 36,956 for the six months ended June 30, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, excludes 953,006 DownREIT units as they are anti-dilutive.

(9) Derivative Instruments and Hedging Activities

As of June 30, 2016, the Company has entered into interest rate swap contracts with an aggregate notional amount of $225 million that effectively fixed the interest rate on the $225 million unsecured term loan at 2.4%. These derivatives qualify for hedge accounting.

As of June 30, 2016, the Company has interest rate caps, which are not accounted for as hedges, totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of both June 30, 2016 and December 31, 2015, the aggregate carrying value of the interest rate swap contracts was a liability of $0.7 million and $1.0 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both June 30, 2016 and December 31, 2015.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated income statements, net was not significant for the three and six months ended June 30, 2016 and 2015, respectively.

Additionally, the Company has entered into total return swaps that effectively convert $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call the total return swaps with $114.4 million of the outstanding debt at par, while the call option on the total return swaps relating to the remaining $142.9 million of outstanding debt can be exercised starting on January 1, 2017. These derivatives do not qualify for hedge accounting and had a carrying and fair value of $16 thousand and $4 thousand at June 30, 2016 and December 31, 2015, respectively. These total return swaps are scheduled to mature between September 2021 and November 2022. Realized gains of $2.8 million and $5.9 million are reported in the condensed consolidated income statements as total return swap income for the three and six months ended June 30, 2016, respectively. There was no total return swap income for the both the three and six months ended June 30, 2015.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
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

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2016, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of June 30, 2016, the Company had ownership interests in 243 stabilized apartment communities, comprising 59,241 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in three operating commercial buildings with approximately 154,465 square feet and seven active developments. The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2016, the Company’s development pipeline was comprised of two consolidated projects under development, five unconsolidated joint venture projects under development, and various consolidated predevelopment projects all aggregating 2,272 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of $0.8 billion for total estimated project costs of $1.4 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2016		As of June 30, 2015
	Apartment Homes	%	Apartment Homes	%
Southern California	23,949	49%	23,514	48%
Northern California	14,865	30%	14,807	31%
Seattle Metro	10,239	21%	10,239	21%
Total	49,053	100%	48,560	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), Palm Valley, and BEXAEW, LLC (“BEXAEW”) communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2016 and 2015) was 96.0% for both the three months ended June 30, 2016 and 2015. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,
	2016	2015
Southern California	96.0%	95.8%
Northern California	96.2%	96.3%
Seattle Metro	95.9%	96.1%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Properties:

	Number of	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2016	2015	Change	Change

Quarterly Same-Property Revenues:
Southern California	92	$128,800	$121,362	$7,438	6.1%
Northern California	54	102,481	95,263	7,218	7.6
Seattle Metro	50	53,575	49,825	3,750	7.5
Total Quarterly Same-Property revenues	196	284,856	266,450	18,406	6.9
Quarterly Non-Same Property Revenues		34,706	27,651	7,055	25.5
Total property revenues		$319,562	$294,101	$25,461	8.7%

Quarterly Same-Property Revenues increased by $18.4 million or 6.9% to $284.9 million in the second quarter of 2016 from $266.5 million in the second quarter of 2015. The increase was primarily attributable to an increase of 7.0% in average rental rates from $1,918 per apartment home in the second quarter of 2015 to $2,052 per apartment home in the second quarter of 2016.

Quarterly Non-Same Property Revenues increased by $7.1 million or 25.5% to $34.7 million in the second quarter of 2016 from $27.7 million in the second quarter of 2015. The increase was primarily due to revenue generated by the acquisition or consolidation of eight communities, net of dispositions, since April 1, 2015.

Management and other fees from affiliates remained relatively flat at $2.0 million in the second quarter of 2016 as compared to $2.1 million in the second quarter of 2015, reflecting no significant changes in management and other fee activity from joint ventures.

Property operating expenses, excluding real estate taxes increased $4.1 million to $61.5 million in the second quarter of 2016 from $57.4 million in the second quarter of 2015, primarily due to the acquisition or consolidation of eight communities, net of dispositions, since April 1, 2015. Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $2.9 million or 5.5% for the second quarter of 2016 compared to the second quarter of 2015, primarily due to a $1.2 million increase in property management fees and increases of $0.6 million in both maintenance and repairs, and administrative expenses, respectively.

Real estate taxes increased by $1.9 million for the second quarter of 2016 compared to the second quarter of 2015 due primarily to the acquisition or consolidation of eight communities, net of dispositions, since April 1, 2015 and increases in tax rates and property valuations. Quarterly Same-Property real estate taxes increased by $0.4 million or 1.3% for the second quarter of 2016 compared to the second quarter of 2015 primarily due to increases in tax rates and property valuations.

Depreciation and amortization expense decreased by $4.1 million for the second quarter of 2016 compared to the second quarter of 2015, due to the amortization of a larger amount of acquired in-place leases during the second quarter of 2015 compared to the second quarter of 2016.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE Properties, Inc. ("BRE") and related integration activity. There were no merger and integration expenses for the second quarter of 2016 and $1.4 million for the second quarter of 2015.

Interest expense increased $4.8 million for the second quarter of 2016 compared to the second quarter of 2015, primarily due to the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016 which resulted in $3.4 million interest expense for the second quarter of 2016 and none for the second quarter of 2015, offset by the reduction in interest expense due to the payoff of $150.0 million in private placement unsecured bonds. In addition, capitalized interest decreased $0.8 million in the second quarter of 2016 compared to the second quarter of 2015, which was due to a decrease in development costs as compared to the same period in 2015.

Total return swap income of $2.8 million in the second quarter of 2016 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with $257.3 million of fixed rate tax-exempt mortgage notes payable. There was no total return swap income for the second quarter of 2015.

Interest and other income increased by $6.2 million for the second quarter of 2016 compared to the second quarter of 2015 primarily due to $4.0 million in insurance reimbursements and legal settlements and $1.1 million in income from the sale of marketable securities.

Equity income in co-investments increased $9.8 million for the second quarter of 2016 compared to the second quarter of 2015 primarily due to $5.6 million in income on the gain on sale of a co-investment community during the second quarter of 2016.

Gain on remeasurement of co-investment of $12.7 million for the second quarter of 2015 was due to a remeasurement of the Company's investments, caused by the Company's purchase of the joint venture partner's 49.5% membership interest in the Reveal co-investment. There were no gains on remeasurement of co-investments for the second quarter of 2016.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Our average financial occupancies for the Company’s stabilized apartment communities or “2016/2015 Same-Property” (stabilized properties consolidated by the Company for the six months ended June 30, 2016 and 2015) was 96.0% and 96.1%, for the six months ended June 30, 2016 and 2015, respectively.

The regional breakdown of the Company’s 2016/2015 Same-Property portfolio for financial occupancy for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30,
	2016	2015
Southern California	96.0%	95.9%
Northern California	96.2%	96.2%
Seattle Metro	95.8%	96.1%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2016/2015 Same-Properties:

	Number of	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2016	2015	Change	Change

2016/2015 Same-Property Revenues:
Southern California	92	$255,901	$241,186	$14,715	6.1%
Northern California	54	203,052	187,482	15,570	8.3%
Seattle Metro	50	105,648	98,480	7,168	7.3%
Total 2016/2015 Same-Property revenues	196	564,601	527,148	37,453	7.1%
2016/2015 Non-Same Property Revenues		67,139	47,182	19,957	42.3%
Total property revenues		$631,740	$574,330	$57,410	10.0%

2016/2015 Same-Property Revenues increased by $37.5 million or 7.1% to $564.6 million in the six months ended June 30, 2016 from $527.1 million in the six months ended June 30, 2015. The increase was primarily attributable to an increase of 7.2% in average rental rates from $1,898 per apartment home for the six months ended June 30, 2015 to $2,034 per apartment home for the six months ended June 30, 2016.

2016/2015 Non-Same Property Revenues increased by $20.0 million or 42.3% to $67.1 million in the six months ended June 30, 2016 from $47.2 million in the six months ended June 30, 2015. The increase was primarily due to revenue generated by the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015.

Management and other fees from affiliates decreased by $0.7 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease is primarily due to the loss of asset and management fees in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, associated with the Company's purchase of the joint venture partner's remaining membership interest in The Huxley, The Dylan, and Reveal communities during the six months ended June 30, 2015 and the sale of certain communities.

Property operating expenses, excluding real estate taxes increased $8.6 million to $121.6 million in the six months ended June 30, 2016 from $113.0 million in the six months ended June 30, 2015 primarily due to the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015. 2016/2015 Same-Property operating expenses, excluding real estate taxes, increased by $5.6 million or 5.3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a $2.4 million increase in property management fees and a $1.5 million increase in maintenance and repairs.

Real estate taxes increased by $4.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due primarily to the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015 and increases in tax rates and property valuations. 2016/2015 Same-Property real estate taxes increased by $1.0 million or 1.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increases in tax rates and property valuations.

Depreciation and amortization expense decreased by $1.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the amortization of a larger amount of acquired in-place leases during the six months ended June 30, 2015 compared to the six months ended June 30, 2016.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE and related integration activity. There were no merger and integration expenses for the six months ended June 30, 2016 and $3.8 million for the six months ended June 30, 2015.

Interest expense increased $9.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the $500.0 million senior unsecured notes due on April 1, 2025 issued in March 2015 and the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016 which resulted in $12.2 million and $5.1 million interest expense for the six months ended June 30, 2016 and 2015, respectively. These additions were offset by the reduction in interest expense due to the payoff of $150.0 million in private placement unsecured bonds. In addition, capitalized interest decreased $2.1 million for six months ended June 30, 2016 compared to the six months ended June 30, 2015, which was due to a decrease in development costs as compared to the same period in 2015.

Total return swap income of $5.9 million in the six months ended June 30, 2016 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with $257.3 million of fixed rate tax-exempt mortgage notes payable. There was no total return swap income for the six months ended June 30, 2015.

Interest and other income increased by $7.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase of $3.0 million in income from insurance reimbursements and legal settlements and $1.8 million in income from the sale of marketable securities.

Equity income in co-investments increased $20.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to $13.0 million in income on the gain on the sale of two co-investment communities during the six months ended June 30, 2016.

Gain on sale of real estate and land increased by $13.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to a $10.7 million gain on the sale of Harvest Park before tax expense and a $9.6 million gain on the sale of the Company's former headquarters office building during the six months ended June 30, 2016 versus $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings during the six months ended June 30, 2015.

Deferred tax expense on gain on sale of real estate and land of $4.3 million for the six months ended June 30, 2016 was recorded due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for the six months ended June 30, 2016, because Harvest Park was sold in a like-kind exchange transaction.

Gain on remeasurement of co-investment of $34.0 million for the six months ended June 30, 2015 was due to a remeasurement of the Company's investments, caused by the Company's purchase of the joint venture partner's remaining membership interest in The Huxley, The Dylan, and Reveal co-investments. There were no gains on remeasurement of co-investments for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, the Company had $182.5 million of unrestricted cash and cash equivalents and $152.3 million in marketable securities, of which $64.6 million were available for sale. We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Positive, and BBB/Positive, respectively.

The Company has two lines of unsecured credit aggregating $1.03 billion. The Company has a $1.0 billion unsecured line of credit, and as of June 30, 2016, there were no amounts outstanding on the line. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of June 30, 2016. This facility matures in December 2019 with one 18-month extension, exercisable at the Company’s option. The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2018.  As of June 30, 2016, there were no amounts outstanding on the $25.0 million unsecured line. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of June 30, 2016.

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

In April 2016, the Company redeemed all of the issued and outstanding 2,950,000 shares of the Company's 7.125% Series H Cumulative Redeemable Preferred Stock for $25.00 per share for $73.8 million in cash.

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNB Paribas Securities Corp., Capital One Securities, Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. The Company has not issued any shares pursuant to its equity distribution program during the six months ended June 30, 2016 and through July 28, 2016.

Essex pays quarterly dividends from cash available for distribution.  Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2016, the Company’s development pipeline was comprised of two consolidated projects under development and five unconsolidated joint venture projects under development, all aggregating 2,272 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $0.8 billion, $574 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.4 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of June 30, 2016, the Company had ownership interests in five major redevelopment communities aggregating 1,313 apartment homes with estimated redevelopment costs of $159.8 million, of which approximately $64.2 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of June 30, 2016, the Company had an interest in 1,476 apartment homes of communities actively under development with joint ventures for total estimated costs of $823 million. Total estimated remaining costs total approximately

$389 million, of which the Company estimates that our remaining investment in these development joint ventures will be approximately $197 million. In addition, the Company had an interest in 10,188 apartment homes of operating communities with joint ventures for a total book value of $754.3 million as of June 30, 2016.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three and six months ended June 30, 2016 and 2015 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income available to common stockholders	$72,013	$45,555	$149,994	$104,918
Adjustments:
Depreciation and amortization	109,673	113,731	219,380	220,638
Gains not included in Funds from Operations attributable to common stockholders and unitholders	(5,611)	(12,652)	(33,304)	(41,126)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	—	—	4,279	—
Depreciation add back from unconsolidated co-investments	12,457	12,105	24,480	24,022
Noncontrolling interest related to Operating Partnership units	2,450	1,581	5,234	3,644
Depreciation attributable to third party ownership and other	(4)	(251)	2	(500)
Funds from Operations attributable to common stockholders and unitholders	$190,978	$160,069	$370,065	$311,596
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$2.81	$2.38	$5.45	$4.66
Non-core items:
Merger and integration expenses	—	1,410	—	3,798
Acquisition and investment related costs	267	429	1,095	976
Gain on sale of marketable securities	(1,103)	—	(1,843)	—
Income from early redemption of preferred equity investments	—	—	—	(469)
Excess of redemption value of preferred stock over carrying value	—	—	2,541	—
Insurance reimbursements, legal settlements , and other, net	(4,010)	(582)	(4,010)	(1,957)
Core Funds from Operations attributable to common stockholders and unitholders	$186,132	$161,326	$367,848	$313,944
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$2.74	$2.40	$5.42	$4.69
Weighted average number shares outstanding diluted (1)	67,877,202	67,215,382	67,864,255	66,922,047

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and excludes 739,779 DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings from operations	$105,873	$80,966	$205,868	$156,281
Adjustments:
Depreciation and amortization	109,673	113,731	219,380	220,638
Management and other fees from affiliates	(2,028)	(2,061)	(4,052)	(4,705)
General and administrative	9,698	9,549	18,880	20,094
Merger and integration expenses	—	1,410	—	3,798
Acquisition and investment related costs	267	429	1,095	976
NOI	223,483	204,024	441,171	397,082
Less: Non-same property NOI	(24,138)	(19,780)	(46,337)	(33,129)
Same-property NOI	$199,345	$184,244	$394,834	$363,953

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2016, the Company has entered into seven interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on its $225.0 million variable rate five-year unsecured term debt. As of June 30, 2016, the Company also had $291.7 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of June 30, 2016. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2016. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2016.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$225,000	2016-2017	$(687)	$(287)	$(1,082)
Interest rate caps	20,674	2018-2019	—	3	—
Total cash flow hedges	$245,674	2016-2019	$(687)	$(284)	$(1,082)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $257.3 million that effectively converts $257.3 million of fixed mortgage notes payable to a floating interest rate based on SIFMA plus a spread and has a carrying value of $16 thousand at June 30, 2016. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2016		2017		2018	2019	2020	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$15,364		539,356		320,786	651,362	693,221	2,841,457		$5,061,546	$5,319,991
Average interest rate	4.6%		3.3%		5.5%	4.3%	5.0%	3.7%		4.0%
Variable rate debt	$200,038	(1)	25,495	(1)	542	10,592	647	279,395	(2) (3)	$516,709	$512,667
Average interest rate	2.4%		2.4%		1.3%	1.7%	1.3%	1.1%		1.7%

(1) $225.0 million is subject to interest rate swap agreements.
(2) $20.7 million is subject to interest rate caps.
(3) $257.3 million is subject to total return swaps.

The table incorporates only those exposures that exist as of June 30, 2016; it does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2016, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2016, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2016, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2016, Essex Property Trust, Inc. issued an aggregate of 52,328 of its common stock upon the exercise of stock options, vesting of restricted stock awards, and the exchange of Operating Partnership limited partnership units by limited partners into shares of common stock. Essex Property Trust, Inc. contributed the proceeds from the option exercises during the three months ended June 30, 2016 to our Operating Partnership in exchange for an aggregate of 52,328 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
3.1	Articles Supplementary of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 23, 2016, and incorporated herein by reference

3.2	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on May 23, 2016 and incorporated herein by reference

3.3
Fifth Amended and Restated Bylaws of Essex Property Trust, Inc. (as of May 17, 2016), attached as Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on May 23, 2015 and incorporated herein by reference

4.1
Indenture, dated April 11, 2016, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.375% Senior Notes due 2026 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on April 11, 2016, and incorporated herein by reference

10.1	Amended and Restated Non-Employee Director Equity Award Program, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 23, 2016, and incorporated herein by reference

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: August 1, 2016

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: August 1, 2016

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: August 1, 2016

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: August 1, 2016

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer