Form 10-Q
period 2016-09-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2016-10-31
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,517,428 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 27, 2016.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month period ended September 30, 2016 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

Essex is the general partner of EPLP and as the sole general partner of EPLP, Essex has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and Essex contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, Essex receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of shares of common stock it has issued in the equity offering.  Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged into Essex common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to Essex and shares of common stock.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

ASSETS	September 30, 2016	December 31, 2015
Real estate:
Rental properties:
Land and land improvements	$2,573,923	$2,522,842
Buildings and improvements	10,139,823	9,808,627
	12,713,746	12,331,469
Less accumulated depreciation	(2,269,834)	(1,949,892)
	10,443,912	10,381,577
Real estate under development	170,972	242,326
Co-investments	1,122,913	1,036,047
Real estate held for sale, net	—	26,879
	11,737,797	11,686,829
Cash and cash equivalents-unrestricted	195,167	29,683
Cash and cash equivalents-restricted	15,888	93,372
Marketable securities	153,703	137,485
Notes and other receivables	22,941	19,285
Prepaid expenses and other assets	51,700	38,437
Total assets	$12,177,196	$12,005,091

LIABILITIES AND EQUITY
Unsecured debt, net	$3,375,610	$3,088,680
Mortgage notes payable, net	2,209,077	2,215,077
Lines of credit, net	—	11,707
Accounts payable and accrued liabilities	185,185	131,415
Construction payable	34,918	40,953
Dividends payable	110,223	100,266
Other liabilities	34,172	34,518
Total liabilities	5,949,185	5,622,616
Commitments and contingencies
Redeemable noncontrolling interest	44,109	45,452
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,522,585 and 65,379,359 shares issued and outstanding, respectively	6	6
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	—	73,750
Additional paid-in capital	7,024,827	7,003,317
Distributions in excess of accumulated earnings	(896,120)	(797,329)
Accumulated other comprehensive loss, net	(40,095)	(42,011)
Total stockholders' equity	6,088,618	6,237,733
Noncontrolling interest	95,284	99,290
Total equity	6,183,902	6,337,023
Total liabilities and equity	$12,177,196	$12,005,091

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental and other property	$327,078	$302,522	$958,818	$876,852
Management and other fees from affiliates	2,093	2,104	6,145	6,809
	329,171	304,626	964,963	883,661
Expenses:
Property operating, excluding real estate taxes	63,781	60,528	185,390	173,547
Real estate taxes	35,580	33,591	104,540	97,820
Depreciation and amortization	110,467	116,308	329,847	336,946
General and administrative	9,647	11,129	28,527	31,223
Merger and integration expenses	—	—	—	3,798
Acquisition and investment related costs	284	381	1,379	1,357
	219,759	221,937	649,683	644,691
Earnings from operations	109,412	82,689	315,280	238,970
Interest expense	(56,693)	(50,053)	(164,727)	(148,401)
Total return swap income	3,143	—	9,080	—
Interest and other income	4,943	7,367	19,560	14,820
Equity income in co-investments	9,568	7,179	38,932	15,962
Loss on early retirement of debt	(211)	—	(211)	—
Gain on sale of real estate and land	—	—	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	—	—	(4,279)	—
Gain on remeasurement of co-investment	—	—	—	34,014
Net income	70,162	47,182	233,893	162,477
Net income attributable to noncontrolling interest	(4,601)	(3,545)	(14,483)	(11,295)
Net income attributable to controlling interest	65,561	43,637	219,410	151,182
Dividends to preferred stockholders	—	(1,314)	(1,314)	(3,941)
Excess of redemption value of preferred stock over the carrying value	—	—	(2,541)	—
Net income available to common stockholders	$65,561	$42,323	$215,555	$147,241
Comprehensive income	$73,173	$46,970	$235,874	$163,609
Comprehensive income attributable to noncontrolling interest	(4,700)	(3,538)	(14,548)	(11,332)
Comprehensive income attributable to controlling interest	$68,473	$43,432	$221,326	$152,277
Per share data:
Basic:
Net income available to common stockholders	$1.00	$0.65	$3.29	$2.28
Weighted average number of shares outstanding during the period	65,507,669	65,138,868	65,455,004	64,714,994
Diluted:
Net income available to common stockholders	$1.00	$0.65	$3.29	$2.27
Weighted average number of shares outstanding during the period	65,617,551	65,297,550	65,578,661	64,892,770
Dividend per common share	$1.60	$1.44	$4.80	$4.32

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the nine months ended September 30, 2016
(Unaudited)
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balances at December 31, 2015	2,950	$73,750	65,379	$6	$7,003,317	$(797,329)	$(42,011)	$99,290	$6,337,023
Net income	—	—	—	—	—	219,410	—	14,483	233,893
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	3,367	114	3,481
Change in fair value of marketable securities, net	—	—	—	—	—	—	(1,451)	(49)	(1,500)
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	130	—	17,878	—	—	—	17,878
Sale of common stock, net	—	—	—	—	(382)	—	—	—	(382)
Equity based compensation costs	—	—	—	—	2,662	—	—	1,774	4,436
Redemption of Series H preferred stock	(2,950)	(73,750)	—	—	2,541	(2,541)	—	—	(73,750)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	785	—	—	558	1,343
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(20,425)	(20,425)
Redemptions of noncontrolling interest	—	—	14	—	(1,974)	—	—	(461)	(2,435)
Common and preferred stock dividends	—	—	—	—	—	(315,660)	—	—	(315,660)
Balances at September 30, 2016	—	$—	65,523	$6	$7,024,827	$(896,120)	$(40,095)	$95,284	$6,183,902

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$233,893	$162,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329,847	336,946
Amortization of discount on marketable securities and other investments	(10,771)	(9,012)
Amortization of (premium) discount and debt financing costs, net	(11,432)	(15,064)
Gain on sale of marketable securities	(2,876)	(598)
Company's share of gain on the sales of co-investments	(13,046)	—
Earnings from co-investments	(25,886)	(15,962)
Operating distributions from co-investments	45,342	28,632
Gain on the sale of real estate and land	(20,258)	(7,112)
Equity-based compensation	4,436	5,511
Loss on early retirement of debt	211	—
Gain on remeasurement of co-investments	—	(34,014)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	656	(1,851)
Accounts payable and accrued liabilities	49,739	36,480
Other liabilities	420	1,475
Net cash provided by operating activities	580,275	487,908
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(124,054)	(327,799)
Redevelopment	(62,983)	(66,783)
Development acquisitions of and additions to real estate under development	(58,575)	(138,101)
Capital expenditures on rental properties	(40,503)	(42,809)
Acquisition of membership interest in co-investments	—	(115,724)
Investments in notes receivable	(4,375)	—
Proceeds from insurance for property losses	3,288	12,044
Proceeds from dispositions of real estate	48,008	74,485
Contributions to co-investments	(121,972)	(119,120)
Changes in restricted cash and refundable deposits	65,858	38,282
Purchases of marketable securities	(18,779)	(14,300)
Sales and maturities of marketable securities and other investments	14,708	7,566
Non-operating distributions from co-investments	34,564	31,938
Net cash used in investing activities	(264,815)	(660,321)
Cash flows from financing activities:
Borrowings under debt agreements	821,097	1,068,032
Repayment of debt	(580,956)	(924,844)
Repayment of cumulative redeemable preferred stock	(73,750)	—
Additions to deferred charges	(5,300)	(4,320)
Net proceeds from issuance of common stock	(382)	307,835
Net proceeds from stock options exercised	17,878	22,173
Distributions to noncontrolling interest	(19,844)	(15,789)
Redemption of noncontrolling interest	(2,435)	(2,621)
Common and preferred stock dividends paid	(306,284)	(272,000)
Net cash (used in) provided by financing activities	(149,976)	178,466
Cash acquired in consolidation of co-investment	—	4,005

	Nine Months Ended September 30,
	2016	2015
Net increase in cash and cash equivalents	165,484	10,058
Cash and cash equivalents at beginning of period	29,683	25,610
Cash and cash equivalents at end of period	$195,167	$35,668

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $9.4 million and $12.2 million capitalized in 2016 and 2015, respectively	$140,183	$135,736
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development to rental properties, net	$106,255	$308,069
Transfer from real estate under development to co-investments	$8,332	$5,913
Reclassifications (from) to redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$(1,343)	$1,333
Debt assumed in connection with acquisition	$48,832	$114,435

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	September 30, 2016	December 31, 2015
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,573,923	$2,522,842
Buildings and improvements	10,139,823	9,808,627
	12,713,746	12,331,469
Less accumulated depreciation	(2,269,834)	(1,949,892)
	10,443,912	10,381,577
Real estate under development	170,972	242,326
Co-investments	1,122,913	1,036,047
Real estate held for sale, net	—	26,879
	11,737,797	11,686,829
Cash and cash equivalents-unrestricted	195,167	29,683
Cash and cash equivalents-restricted	15,888	93,372
Marketable securities	153,703	137,485
Notes and other receivables	22,941	19,285
Prepaid expenses and other assets	51,700	38,437
Total assets	$12,177,196	$12,005,091

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,375,610	$3,088,680
Mortgage notes payable, net	2,209,077	2,215,077
Lines of credit, net	—	11,707
Accounts payable and accrued liabilities	185,185	131,415
Construction payable	34,918	40,953
Distributions payable	110,223	100,266
Other liabilities	34,172	34,518
Total liabilities	5,949,185	5,622,616
Commitments and contingencies
Redeemable noncontrolling interest	44,109	45,452
Capital:
General Partner:
Common equity (65,522,585 and 65,379,359 units issued and outstanding, respectively)	6,128,713	6,208,535
Series H 7.125 % preferred interest (liquidation value of 0 and 73,750, respectively)	—	71,209
	6,128,713	6,279,744
Limited Partners:
Common equity (2,219,268 and 2,214,545 units issued and outstanding, respectively)	45,493	47,235
Accumulated other comprehensive loss	(37,617)	(39,598)
Total partners' capital	6,136,589	6,287,381
Noncontrolling interest	47,313	49,642
Total capital	6,183,902	6,337,023
Total liabilities and capital	$12,177,196	$12,005,091

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental and other property	$327,078	$302,522	$958,818	$876,852
Management and other fees from affiliates	2,093	2,104	6,145	6,809
	329,171	304,626	964,963	883,661
Expenses:
Property operating, excluding real estate taxes	63,781	60,528	185,390	173,547
Real estate taxes	35,580	33,591	104,540	97,820
Depreciation and amortization	110,467	116,308	329,847	336,946
General and administrative	9,647	11,129	28,527	31,223
Merger and integration expenses	—	—	—	3,798
Acquisition and investment related costs	284	381	1,379	1,357
	219,759	221,937	649,683	644,691
Earnings from operations	109,412	82,689	315,280	238,970
Interest expense	(56,693)	(50,053)	(164,727)	(148,401)
Total return swap income	3,143	—	9,080	—
Interest and other income	4,943	7,367	19,560	14,820
Equity income in co-investments	9,568	7,179	38,932	15,962
Loss on early retirement of debt	(211)	—	(211)	—
Gain on sale of real estate and land	—	—	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	—	—	(4,279)	—
Gain on remeasurement of co-investment	—	—	—	34,014
Net income	70,162	47,182	233,893	162,477
Net income attributable to noncontrolling interest	(2,378)	(2,074)	(7,026)	(6,180)
Net income attributable to controlling interest	67,784	45,108	226,867	156,297
Preferred interest distributions	—	(1,314)	(1,314)	(3,941)
Excess of redemption value of preferred units over the carrying value	—	—	(2,541)	—
Net income available to common unitholders	$67,784	$43,794	$223,012	$152,356
Comprehensive income	$73,173	$46,970	$235,874	$163,609
Comprehensive income attributable to noncontrolling interest	(2,378)	(2,074)	(7,026)	(6,180)
Comprehensive income attributable to controlling interest	$70,795	$44,896	$228,848	$157,429
Per unit data:
Basic:
Net income available to common unitholders	$1.00	$0.65	$3.30	$2.28
Weighted average number of common units outstanding during the period	67,728,621	67,316,498	67,679,240	66,896,293
Diluted:
Net income available to common unitholders	$1.00	$0.65	$3.29	$2.27
Weighted average number of common units outstanding during the period	67,838,503	67,475,180	67,802,897	67,074,069
Distribution per common unit	$1.60	$1.44	$4.80	$4.32

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the nine months ended September 30, 2016
(Dollars and units in thousands)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive loss
	Common Equity		Series H Preferred Interest	Common Equity			Noncontrolling Interest
	Units	Amount		Units	Amount			Total
Balances at December 31, 2015	65,379	$6,208,535	$71,209	2,215	$47,235	$(39,598)	$49,642	$6,337,023
Net income	—	215,555	3,855	—	7,457	—	7,026	233,893
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	3,481	—	3,481
Change in fair value of marketable securities, net	—	—	—	—	—	(1,500)	—	(1,500)
Issuance of common units under:
General partner's stock based compensation, net	130	17,878	—	—	—	—	—	17,878
Sale of common stock by general partner, net	—	(382)	—	—	—	—	—	(382)
Equity based compensation costs	—	2,662	—	18	1,774	—	—	4,436
Redemption of Series H preferred units	—	—	(73,750)	—	—	—	—	(73,750)
Changes in redemption value of redeemable noncontrolling interest	—	785	—	—	—	—	558	1,343
Distributions to noncontrolling interest	—	—	—	—	—	—	(9,502)	(9,502)
Redemptions	14	(1,974)	—	(14)	(50)	—	(411)	(2,435)
Distributions declared	—	(314,346)	(1,314)	—	(10,923)	—	—	(326,583)
Balances at September 30, 2016	65,523	$6,128,713	$—	2,219	$45,493	$(37,617)	$47,313	$6,183,902

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$233,893	$162,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329,847	336,946
Amortization of discount on marketable securities and other investments	(10,771)	(9,012)
Amortization of (premium) discount and debt financing costs, net	(11,432)	(15,064)
Gain on sale of marketable securities	(2,876)	(598)
Company's share of gain on the sales of co-investments	(13,046)	—
Earnings from co-investments	(25,886)	(15,962)
Operating distributions from co-investments	45,342	28,632
Gain on the sales of real estate and land	(20,258)	(7,112)
Equity-based compensation	4,436	5,511
Loss on early retirement of debt	211	—
Gain on remeasurement of co-investments	—	(34,014)
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	656	(1,851)
Accounts payable and accrued liabilities	49,739	36,480
Other liabilities	420	1,475
Net cash provided by operating activities	580,275	487,908
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(124,054)	(327,799)
Redevelopment	(62,983)	(66,783)
Development acquisitions of and additions to real estate under development	(58,575)	(138,101)
Capital expenditures on rental properties	(40,503)	(42,809)
Acquisition of membership interest in co-investments	—	(115,724)
Investments in notes receivable	(4,375)	—
Proceeds from insurance for property losses	3,288	12,044
Proceeds from dispositions of real estate	48,008	74,485
Contributions to co-investments	(121,972)	(119,120)
Changes in restricted cash and refundable deposits	65,858	38,282
Purchases of marketable securities	(18,779)	(14,300)
Sales and maturities of marketable securities and other investments	14,708	7,566
Non-operating distributions from co-investments	34,564	31,938
Net cash used in investing activities	(264,815)	(660,321)
Cash flows from financing activities:
Borrowings under debt agreements	821,097	1,068,032
Repayment of debt	(580,956)	(924,844)
Repayment of cumulative redeemable preferred stock	(73,750)	—
Additions to deferred charges	(5,300)	(4,320)
Net proceeds from issuance of common units	(382)	307,835
Net proceeds from stock options exercised	17,878	22,173
Distributions to noncontrolling interest	(5,171)	(6,455)
Redemption of noncontrolling interest	(2,435)	(2,621)
Common and preferred units and preferred interest distributions paid	(320,957)	(281,334)
Net cash (used in) provided by financing activities	(149,976)	178,466
Cash acquired in consolidation of co-investment	—	4,005

	Nine Months Ended September 30,
	2016	2015
Net increase in cash and cash equivalents	165,484	10,058
Cash and cash equivalents at beginning of period	29,683	25,610
Cash and cash equivalents at end of period	$195,167	$35,668

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $9.4 million and $12.2 million capitalized in 2016 and 2015, respectively	$140,183	$135,736
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development to rental properties, net	$106,255	$308,069
Transfer from real estate under development to co-investments	$8,332	$5,913
Reclassifications (from) to redeemable noncontrolling interest to or from general partner capital and noncontrolling interest	$(1,343)	$1,333
Debt assumed in connection with acquisition	$48,832	$114,435

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner in the Operating Partnership, with a 96.7% general partnership interest as of September 30, 2016. Total Operating Partnership limited partnership units outstanding were 2,219,268 and 2,214,545 as of September 30, 2016 and December 31, 2015, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $494.2 million and $530.2 million, as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Company owned or had ownership interests in 244 stabilized apartment communities, aggregating 59,290 apartment homes, excluding the Company’s ownership in preferred interest co-investments, (collectively, the “Communities”, and individually, a “Community”), three operating commercial buildings and six active developments (collectively, the “Portfolio”). The Communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

In January 2016, the FASB issued ASU No. 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities", which requires changes to the classification and measurement of investments in certain equity securities and to the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

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
September 30, 2016 and 2015
(Unaudited)

The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In March 2016, the FASB issued ASU No. 2016-07 "Simplifying the Transition to the Equity Method of Accounting", which eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings when the investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The new standard will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company does not expect the impact of this to be material on its consolidated results of operations or financial position.

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

In June 2016, the FASB issued ASU No. 2016-13 "Measure of Credit Losses on Financial Instruments", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires companies to write down credit losses only when losses are probable and loss reversals are not permitted. The new standard will be effective for the Company beginning on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In August 2016, the FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which requires entities to adhere to a uniform classification and presentation of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption is permitted, The Company does not expect the impact of the other items identified in the ASU to be material on its consolidated results of operations and financial position.

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

As of September 30, 2016 and December 31, 2015, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, investment funds that invest in U.S. treasury or agency securities. As of September 30, 2016 and December 31, 2015, the Company classified its investments in mortgage backed securities, which mature through November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. As of September 30, 2016 and December 31, 2015, marketable securities consist of the following (in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$19,604	$416	$20,020
Investment funds - U.S. treasuries	7,598	2	7,600
Common stock and stock funds	29,901	5,232	35,133
Held to maturity:
Mortgage backed securities	90,950	—	90,950
Total - Marketable securities	$148,053	$5,650	$153,703

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$11,618	$68	$11,686
Investment funds - U.S. treasuries	3,675	(9)	3,666
Common stock and stock funds	34,655	7,091	41,746
Held to maturity:
Mortgage backed securities	80,387	—	80,387
Total - Marketable securities	$130,335	$7,150	$137,485

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.

For the three months ended September 30, 2016 and 2015, the proceeds from sales of available for sale securities totaled $3.5 million and none, respectively, which resulted in $1.0 million realized gains and no realized gains or losses, respectively. For the nine months ended September 30, 2016 and 2015, the proceeds from sales of available for sale securities totaled $14.7 million and $2.0 million, respectively, which resulted in $2.9 million realized gains and no realized gains or losses, respectively.

For the three and nine months ended September 30, 2015, the proceeds from sales of other investments totaled $5.6 million, which resulted in $0.6 million realized gains. The Company did not own any other investments during the nine months ended September 30, 2016.

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

The Company continues to be the primary beneficiary and consolidates the Operating Partnership and 19 DownREIT limited partnerships (comprising eleven communities). Commencing on January 1, 2016, 9 other consolidated co-investments were determined to be VIEs and the Company continues to consolidate those co-investments as the Company was determined to be

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

the primary beneficiary. The consolidated total assets and liabilities related to the 9 consolidated co-investments and 19 DownREIT limited partnerships, net of intercompany eliminations, were approximately $954.6 million and $267.3 million, respectively, as of September 30, 2016 and $893.1 million and $231.8 million, respectively, as of December 31, 2015. Noncontrolling interests in these entities was $52.3 million and $54.6 million as of September 30, 2016 and December 31, 2015, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2016 and December 31, 2015, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2016 and December 31, 2015, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s $5.0 billion of fixed rate debt, including unsecured debt, at September 30, 2016 is approximately $5.3 billion and the Company’s variable rate debt at September 30, 2016 and December 31, 2015 approximates its fair value based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2016 and December 31, 2015 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities that are held to maturity, and derivatives are carried at fair value as of September 30, 2016 and December 31, 2015.

At September 30, 2016, the Company’s investments in mortgage backed securities had a carrying value of $91.0 million and the Company estimated the fair value to be approximately $105.9 million. At December 31, 2015, the Company’s investments in mortgage backed securities had a carrying value of $80.4 million and the Company estimated the fair value to be approximately $110.2 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $3.8 million and $2.9 million during the three months ended September 30, 2016 and 2015, respectively, and $10.6 million and $8.3 million during the nine months ended September 30, 2016 and 2015, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
September 30, 2016 and 2015
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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
(in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2015	$(48,366)	$6,355	$(42,011)
Other comprehensive (loss) income before reclassification	(4,618)	1,330	(3,288)
Amounts reclassified from accumulated other comprehensive loss	7,985	(2,781)	5,204
Other comprehensive income (loss)	3,367	(1,451)	1,916
Balance at September 30, 2016	$(44,999)	$4,904	$(40,095)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
(in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2015	$(46,087)	$6,489	$(39,598)
Other comprehensive (loss) income before reclassification	(4,775)	1,376	(3,399)
Amounts reclassified from accumulated other comprehensive loss	8,256	(2,876)	5,380
Other comprehensive income (loss)	3,481	(1,500)	1,981
Balance at September 30, 2016	$(42,606)	$4,989	$(37,617)

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

(2)  Significant Transactions During the Third Quarter of 2016 and Subsequent Events

Significant Transactions

Preferred Equity Investments

In August 2016, the Company made a commitment to fund a $11.6 million preferred equity investment in a limited liability company that owns The Line, a 228 apartment home community development project located in Santa Ana, CA. This investment is scheduled to mature in March 2020 and will accrue interest based on a 12.0% compounded preferred return. As of September 30, 2016, the Company has funded $1.9 million of the $11.6 million commitment.

Notes Receivable

In September 2016, the Company made a commitment to loan $26.3 million to a limited liability company that owns Oceanaire, a 216 apartment home community development project located in Long Beach, CA. The loan investment is scheduled to mature in September 2020 and will accrue interest based on a 10.75% compounded return. As of September 30, 2016, the Company has funded $4.4 million of the $26.3 million commitment.

(3) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of September 30, 2016 and December 31, 2015 are as follows (in thousands, except in parenthetical):

	Ownership Percentage	September 30, 2016	December 31, 2015
Membership interest/Partnership interest in:
CPPIB	55%	$426,259	$422,317
Wesco I, III and IV	50%	202,531	218,902
BEXAEW	50%	66,346	88,850
Palm Valley	50%	68,403	68,525
Other	50%-55%	31,319	32,927
Total operating co-investments		794,858	831,521
Total development co-investments	50%-55%	141,666	98,214
Total preferred interest co-investments (includes related party investments of $35.9 million and $35.8 million of September 30, 2016 and December 31, 2015, respectively)		186,389	106,312
Total co-investments		$1,122,913	$1,036,047

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

The combined summarized financial information of co-investments is as follows (in thousands).

	September 30, 2016	December 31, 2015
Combined balance sheets: (1)
Rental properties and real estate under development	$3,432,866	$3,360,360
Other assets	118,131	96,785
Total assets	$3,550,997	$3,457,145
Debt	$1,506,107	$1,499,601
Other liabilities	90,039	92,241
Equity (1)	1,954,851	1,865,303
Total liabilities and equity	$3,550,997	$3,457,145
Company's share of equity	$1,122,913	$1,036,047

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Combined statements of income: (1)
Property revenues	$72,124	$65,869	$216,434	$191,458
Property operating expenses	(24,976)	(23,094)	(75,377)	(69,232)
Net operating income	47,148	42,775	141,057	122,226
Gain on sale of real estate	—	—	28,291	14
Interest expense	(10,978)	(11,314)	(35,260)	(33,727)
General and administrative	(1,496)	(1,335)	(4,276)	(4,414)
Depreciation and amortization	(25,569)	(26,574)	(79,676)	(76,220)
Net income	$9,105	$3,552	$50,136	$7,879
Company's share of net income (2)	$9,568	$7,179	$38,932	$15,962

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.8 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively and $2.5 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively.

(4) Notes and Other Receivables

Notes receivable, secured by real estate, and other receivables consist of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Notes receivable, secured, bearing interest at 10.75%, due September 2020	$4,378	$—
Notes receivable, secured, bearing interest at 6.0%, due December 2016	3,199	3,219
Notes and other receivables from affiliates (1)	3,602	3,092
Other receivables	11,762	12,974
Total notes and other receivables	$22,941	$19,285

(1) The Company had $3.6 million and $3.1 million of short-term loans outstanding and due from various joint ventures as of September 30, 2016 and December 31, 2015, respectively. See Note 5, Related Party Transactions, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

(5) Related Party Transactions

The Company charges certain fees to its co-investments for asset management, property management, development, and redevelopment services. These fees from affiliates totaled $3.1 million and $3.3 million during the three months ended September 30, 2016 and 2015, respectively, and $9.6 million and $12.5 million during the nine months ended September 30, 2016 and 2015, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.0 million and $1.2 million against general and administrative expenses for the three months ended September 30, 2016 and 2015, respectively, and $3.4 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the NYSE.

In March 2015, a multifamily property, located in Anaheim, CA that was owned by an entity affiliated with MMC, in which the Company held a $13.7 million preferred equity investment, was sold. That investment of $13.7 million plus an additional $1.3 million in cash was invested as outlined in the following two paragraphs. Prior to the property sale, the $13.7 million preferred equity investment earned a 9.0% preferred return and was scheduled to mature in September 2020.

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

The Company has provided short-term bridge loans to affiliates. As of September 30, 2016 and December 31, 2015, $3.6 million and $3.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership.  The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

Debt consists of the following ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

	September 30, 2016	December 31, 2015	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$314,128	$463,891	3.9
Term loan - variable rate	224,719	224,467	0.2
Bonds public offering - fixed rate	2,836,763	2,400,322	6.6
Unsecured debt, net (1)	3,375,610	3,088,680
Lines of credit, net (2)	—	11,707
Mortgage notes payable, net (3)	2,209,077	2,215,077	5.3
Total debt, net	$5,584,687	$5,315,464
Weighted average interest rate on fixed rate unsecured and unsecured private placement bonds	3.6%	3.6%
Weighted average interest rate on variable rate term loan	2.4%	2.4%
Weighted average interest rate on lines of credit	2.2%	1.9%
Weighted average interest rate on mortgage notes payable	4.3%	4.4%

(1) Includes unamortized premium and discounts of $2.8 million and $14.3 million and reduced by unamortized debt issuance costs of $17.2 million and $15.6 million, as of September 30, 2016 and December 31, 2015, respectively.
(2) Lines of credit, net, related to the Company's two lines of unsecured credit aggregating $1.0 billion, excludes unamortized debt issuance costs of $3.6 million as of September 30, 2016 as the net effect resulted in a negative debt balance and as such the amount was reclassified to prepaid expenses and other assets on the condensed consolidated balance sheets. The December 31, 2015 amount includes $3.3 million of unamortized debt issuance costs because the net balance resulted in a positive debt balance and is presented on a net basis.
(3) Includes unamortized premium of $55.3 million and $64.8 million and reduced by unamortized debt issuance costs of $7.4 million and $8.0 million, as of September 30, 2016 and December 31, 2015, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of September 30, 2016 are as follows (excluding lines of credit) (in thousands):

Remaining in 2016	$207,668
2017	493,007
2018	321,328
2019	661,954
2020	693,868
Thereafter	3,173,339
Total	$5,551,164

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
September 30, 2016 and 2015
(Unaudited)

development, co-investments, cash and cash equivalents, marketable securities, notes and other receivables, prepaid expenses, and other assets.

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Southern California	$147,953	$135,900	$434,217	$390,381
Northern California	117,699	106,428	345,793	308,118
Seattle Metro	55,544	51,181	161,192	149,661
Other real estate assets	5,882	9,013	17,616	28,692
Total property revenues	$327,078	$302,522	$958,818	$876,852
Net operating income:
Southern California	$100,447	$90,377	$295,834	$261,320
Northern California	84,790	76,327	249,011	219,906
Seattle Metro	37,688	34,484	109,352	101,288
Other real estate assets	4,792	7,215	14,691	22,971
Total net operating income	227,717	208,403	668,888	605,485
Management and other fees from affiliates	2,093	2,104	6,145	6,809
Depreciation and amortization	(110,467)	(116,308)	(329,847)	(336,946)
General and administrative	(9,647)	(11,129)	(28,527)	(31,223)
Merger and integration expenses	—	—	—	(3,798)
Acquisition and investment related costs	(284)	(381)	(1,379)	(1,357)
Interest expense	(56,693)	(50,053)	(164,727)	(148,401)
Total return swap income	3,143	—	9,080	—
Interest and other income	4,943	7,367	19,560	14,820
Equity income in co-investments	9,568	7,179	38,932	15,962
Loss on early retirement of debt	(211)	—	(211)	—
Gain on sale of real estate and land	—	—	20,258	7,112
Deferred tax expense on gain on sale of real estate and land	—	—	(4,279)	—
Gain on remeasurement of co-investment	—	—	—	34,014
Net income	$70,162	$47,182	$233,893	$162,477

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Assets:
Southern California	$4,830,293	$4,912,264
Northern California	3,844,421	3,749,072
Seattle Metro	1,679,303	1,613,175
Other real estate assets	89,895	107,066
Net reportable operating segment - real estate assets	10,443,912	10,381,577
Real estate under development	170,972	242,326
Co-investments	1,122,913	1,036,047
Real estate held for sale, net	—	26,879
Cash and cash equivalents, including restricted cash	211,055	123,055
Marketable securities	153,703	137,485
Notes and other receivables	22,941	19,285
Prepaid expenses and other assets	51,700	38,437
Total assets	$12,177,196	$12,005,091

(8) Net Income Per Common Share and Net Income Per Common Unit

(Amounts in thousands, except share and unit data)

Essex Property Trust, Inc.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$65,561	65,507,669	$1.00	$42,323	65,138,868	$0.65
Effect of Dilutive Securities	—	109,882		—	158,682
Diluted:
Net income available to common stockholders	$65,561	65,617,551	$1.00	$42,323	65,297,550	$0.65

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$215,555	65,455,004	$3.29	$147,241	64,714,994	$2.28
Effect of Dilutive Securities	—	123,657		—	177,776
Diluted:
Net income available to common stockholders	$215,555	65,578,661	$3.29	$147,241	64,892,770	$2.27

The tables above exclude from the calculations of diluted EPS weighted average convertible limited partnership units of 2,220,952 and 2,177,630, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the three months ended September 30, 2016 and 2015, respectively, and 2,224,236 and 2,181,299 for the nine months ended September 30, 2016, and 2015, respectively, because they were anti-dilutive. The related income allocated to these convertible limited partnership units aggregated $2.2 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, and $7.5 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, excludes all DownREIT units as they are anti-dilutive.

Stock options of 40,900 and 24,500 for the three months ended September 30, 2016 and 2015, respectively, and 76,054 and 24,500 for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$67,784	67,728,621	$1.00	$43,794	67,316,498	$0.65
Effect of Dilutive Securities	—	109,882		—	158,682
Diluted:
Net income available to common unitholders	$67,784	67,838,503	$1.00	$43,794	67,475,180	$0.65

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$223,012	67,679,240	$3.30	$152,356	66,896,293	$2.28
Effect of Dilutive Securities	—	123,657		—	177,776
Diluted:
Net income available to common unitholders	$223,012	67,802,897	$3.29	$152,356	67,074,069	$2.27

Stock options of 40,900 and 24,500 for the three months ended September 30, 2016 and 2015, respectively, and 76,054 and 24,500 for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, excludes all DownREIT units as they are anti-dilutive.

(9) Derivative Instruments and Hedging Activities

As of September 30, 2016, the Company has entered into interest rate swap contracts with an aggregate notional amount of $225 million that effectively fixed the interest rate on the $225 million unsecured term loan at 2.4%. These derivatives qualify for hedge accounting.

As of September 30, 2016, the Company has interest rate caps, which are not accounted for as hedges, totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of September 30, 2016 and December 31, 2015, the aggregate carrying value of the interest rate swap contracts was a liability of $0.2 million and $1.0 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both September 30, 2016 and December 31, 2015.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated income statements, net was not significant for both the three and nine months ended September 30, 2016 and 2015.

Additionally, the Company has entered into total return swaps that effectively convert $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call the total return swaps with $114.4 million of the outstanding debt at par, while the call option on the total return swaps relating to the remaining $142.9 million of outstanding debt can be exercised starting on January 1, 2017. These derivatives do not qualify for hedge accounting and had a carrying and fair value of $16 thousand and $4 thousand at September 30, 2016 and December 31, 2015, respectively. These total return swaps are scheduled to mature between September 2021 and November 2022. Realized gains of $3.1 million and $9.1 million are reported in the condensed consolidated income statements as total return swap income for the three and nine months ended September 30, 2016, respectively. There was no total return swap income for both the three and nine months ended September 30, 2015.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
(Unaudited)

(10) Commitments and Contingencies

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized. The Company is subject to various lawsuits in the normal course of its business operations. Such lawsuits could, but are not expected to, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2016, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of September 30, 2016, the Company had ownership interests in 244 stabilized apartment communities, comprising 59,290 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in three operating commercial buildings with approximately 154,465 square feet and six active developments. The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2016, the Company’s development pipeline was comprised of two consolidated projects under development, four unconsolidated joint venture projects under development, and various consolidated predevelopment projects all aggregating 2,223 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of $0.7 billion for total estimated project costs of $1.3 billion.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2016		As of September 30, 2015
	Apartment Homes	%	Apartment Homes	%
Southern California	23,949	49%	23,514	48%
Northern California	14,865	30%	14,807	31%
Seattle Metro	10,239	21%	10,239	21%
Total	49,053	100%	48,560	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), Palm Valley, and BEXAEW, LLC (“BEXAEW”) communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2016 and 2015) was 96.5% and 96.0% for the three months ended September 30, 2016 and 2015, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The Company does not take into account delinquency and concessions to calculate actual rent for occupied apartment homes and market rents for vacant apartment homes. The calculation of financial occupancy compares contractual rates for occupied apartment homes to estimated market rents for unoccupied apartment homes, and thus the calculation compares the gross value of all apartment homes excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric. While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy, which is based on contractual revenue, is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,
	2016	2015
Southern California	96.6%	95.7%
Northern California	96.5%	96.2%
Seattle Metro	96.1%	96.1%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Properties:

	Number of	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2016	2015	Change	Change

Quarterly Same-Property Revenues:
Southern California	92	$131,710	$123,681	$8,029	6.5%
Northern California	54	104,362	98,037	6,325	6.5
Seattle Metro	50	55,545	51,181	4,364	8.5
Total Quarterly Same-Property revenues	196	291,617	272,899	18,718	6.9
Quarterly Non-Same Property Revenues		35,461	29,623	5,838	19.7
Total property revenues		$327,078	$302,522	$24,556	8.1%

Quarterly Same-Property Revenues increased by $18.7 million or 6.9% to $291.6 million in the third quarter of 2016 from $272.9 million in the third quarter of 2015. The increase was primarily attributable to an increase of 6.0% in average rental rates from $1,969 per apartment home in the third quarter of 2015 to $2,087 per apartment home in the third quarter of 2016.

Quarterly Non-Same Property Revenues increased by $5.8 million or 19.7% to $35.5 million in the third quarter of 2016 from $29.6 million in the third quarter of 2015. The increase was primarily due to revenue generated by the acquisition or consolidation of six communities, net of dispositions, since July 1, 2015.

Management and other fees from affiliates remained relatively flat at $2.1 million in both the third quarters of 2016 and 2015, reflecting no significant changes in management and other fee activity from joint ventures.

Property operating expenses, excluding real estate taxes increased $3.3 million to $63.8 million in the third quarter of 2016 from $60.5 million in the third quarter of 2015, primarily due to the acquisition or consolidation of six communities, net of dispositions, since July 1, 2015 and increases in property management fees. Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $2.2 million or 3.9% for the third quarter of 2016 compared to the third quarter of 2015, primarily due to a $1.2 million increase in property management fees and an increase of $0.6 million in maintenance and repairs.

Real estate taxes increased by $2.0 million for the third quarter of 2016 compared to the third quarter of 2015 due primarily to the acquisition or consolidation of six communities, net of dispositions, since July 1, 2015 and increases in tax rates and property valuations. Quarterly Same-Property real estate taxes increased by $1.0 million or 3.3% for the third quarter of 2016 compared to the third quarter of 2015 primarily due to increases in tax rates and property valuations.

Depreciation and amortization expense decreased by $5.8 million for the third quarter of 2016 compared to the third quarter of 2015, due to the amortization of a larger amount of acquired in-place leases during the third quarter of 2015 compared to the third quarter of 2016, partially offset by an increase due to the acquisition or consolidation of six communities, net of dispositions, since July 1, 2015.

Interest expense increased $6.6 million for the third quarter of 2016 compared to the third quarter of 2015, primarily due to the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016 which resulted in $3.9 million interest expense for the third quarter of 2016 and none for the third quarter of 2015. In addition, capitalized interest decreased $0.7 million in the third quarter of 2016 compared to the third quarter of 2015, which was due to a decrease in development costs as compared to the same period in 2015.

Total return swap income of $3.1 million in the third quarter of 2016 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with $257.3 million of fixed rate tax-exempt mortgage notes payable. There was no total return swap income for the third quarter of 2015.

Interest and other income decreased by $2.4 million for the third quarter of 2016 compared to the third quarter of 2015 primarily due a decrease of $3.0 million in insurance reimbursements and legal settlements partially offset by an increase of $0.4 million in income from the sale of marketable securities.

Equity income in co-investments increased $2.4 million for the third quarter of 2016 compared to the third quarter of 2015 primarily due to a $2.1 million increase in income from preferred equity investment, which was primarily attributable to three new preferred equity investments made during 2016.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Our average financial occupancies for the Company’s stabilized apartment communities or “2016/2015 Same-Property” (stabilized properties consolidated by the Company for the nine months ended September 30, 2016 and 2015) was 96.2% and 96.0% for the nine months ended September 30, 2016 and 2015, respectively.

The regional breakdown of the Company’s 2016/2015 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30,
	2016	2015
Southern California	96.2%	95.8%
Northern California	96.3%	96.2%
Seattle Metro	95.9%	96.1%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2016/2015 Same-Properties:

	Number of	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2016	2015	Change	Change

2016/2015 Same-Property Revenues:
Southern California	92	$387,611	$364,866	$22,745	6.2%
Northern California	54	307,414	285,519	21,895	7.7%
Seattle Metro	50	161,193	149,661	11,532	7.7%
Total 2016/2015 Same-Property revenues	196	856,218	800,046	56,172	7.0%
2016/2015 Non-Same Property Revenues		102,600	76,806	25,794	33.6%
Total property revenues		$958,818	$876,852	$81,966	9.3%

2016/2015 Same-Property Revenues increased by $56.2 million or 7.0% to $856.2 million in the nine months ended September 30, 2016 from $800.0 million in the nine months ended September 30, 2015. The increase was primarily attributable to an increase of 6.8% in average rental rates from $1,921 per apartment home for the nine months ended September 30, 2015 to $2,052 per apartment home for the nine months ended September 30, 2016.

2016/2015 Non-Same Property Revenues increased by $25.8 million or 33.6% to $102.6 million in the nine months ended September 30, 2016 from $76.8 million in the nine months ended September 30, 2015. The increase was primarily due to revenue generated by the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015.

Management and other fees from affiliates decreased by $0.7 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease is primarily due to the loss of asset and management fees in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, associated with the Company's purchase of the joint venture partner's remaining membership interest in The Huxley, The Dylan, and Reveal communities during the nine months ended September 30, 2015 and the sale of certain communities.

Property operating expenses, excluding real estate taxes increased $11.8 million to $185.4 million in the nine months ended September 30, 2016 from $173.5 million in the nine months ended September 30, 2015 primarily due to the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015 and increases in property management fees. 2016/2015 Same-Property operating expenses, excluding real estate taxes, increased by $7.8 million or 4.8% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a $3.6 million increase in property management fees and a $2.1 million increase in maintenance and repairs.

Real estate taxes increased by $6.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due primarily to the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015 and increases in tax rates and property valuations. 2016/2015 Same-Property real estate taxes increased by $1.9 million or 2.2% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increases in tax rates and property valuations.

Depreciation and amortization expense decreased by $7.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the amortization of a larger amount of acquired in-place leases during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016, partially offset by an increase due to the acquisition or consolidation of ten communities, net of dispositions, since January 1, 2015.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE and related integration activity. There were no merger and integration expenses for the nine months ended September 30, 2016 and $3.8 million for the nine months ended September 30, 2015.

Interest expense increased $16.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the $500.0 million senior unsecured notes due on April 1, 2025 issued in March 2015 and the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016 which resulted in an increase of $11.0 million in interest expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. These additions were offset by the reduction in interest expense due to the payoff of $150.0 million in private placement unsecured bonds. In addition, capitalized interest decreased $3.0 million for nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, which was due to a decrease in development costs.

Total return swap income of $9.1 million in the nine months ended September 30, 2016 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with $257.3 million of fixed rate tax-exempt mortgage notes payable. There was no total return swap income for the nine months ended September 30, 2015.

Interest and other income increased by $4.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase of $2.5 million in marketable securities and other interest income and $2.3 million in income from the sale of marketable securities.

Equity income in co-investments increased $23.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to $13.0 million in income on the gain on the sale of two co-investment communities during the nine months ended September 30, 2016.

Gain on sale of real estate and land increased by $13.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to a $10.7 million gain on the sale of Harvest Park before tax expense and a $9.6 million gain on the sale of the Company's former headquarters office building during the nine months ended September 30, 2016 as compared to $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings during the nine months ended September 30, 2015.

Deferred tax expense on gain on sale of real estate and land of $4.3 million for the nine months ended September 30, 2016 was recorded due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for the nine months ended September 30, 2016, because Harvest Park was sold in a like-kind exchange transaction.

Gain on remeasurement of co-investment of $34.0 million for the nine months ended September 30, 2015 was due to a remeasurement of the Company's investments, caused by the Company's purchase of the joint venture partner's remaining membership interest in The Huxley, The Dylan, and Reveal co-investments. There were no gains on remeasurement of co-investments for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, the Company had $195.2 million of unrestricted cash and cash equivalents and $153.7 million in marketable securities, of which $62.8 million were available for sale. We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2016 Fitch Ratings ("Fitch"), Moody’s Investor Service ("Moody's"), and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Positive, and BBB/Positive, respectively. Moody's and S&P issued upgrades to Baa1/Stable and BBB+/Stable in October 2016.

The Company has two lines of unsecured credit aggregating $1.03 billion. The Company has a $1.0 billion unsecured line of credit, and as of September 30, 2016, there were no amounts outstanding on the line. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of September 30, 2016. This facility matures in December 2019 with one 18-month extension, exercisable at the Company’s option. The Company has a working capital unsecured line of credit agreement for $25.0 million. This facility matures in January 2018. As of September 30, 2016, there were no amounts outstanding on the $25.0 million unsecured line. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of September 30, 2016.

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

In April 2016, the Company redeemed all of the issued and outstanding 2,950,000 shares of the Company's 7.125% Series H Cumulative Redeemable Preferred Stock for $25.00 per share, or a total of $73.8 million in cash.

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNB Paribas Securities Corp., Capital One Securities, Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. The Company has not issued any shares pursuant to its equity distribution program during the nine months ended September 30, 2016 and through October 27, 2016.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2016, the Company’s development pipeline was comprised of two consolidated projects under development and four unconsolidated joint venture projects under development, all aggregating 2,223 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $0.7 billion, $0.6 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of September 30, 2016, the Company had ownership interests in four major redevelopment communities aggregating 1,213 apartment homes with estimated redevelopment costs of $149.9 million, of which approximately $53.7 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of September 30, 2016, the Company had an interest in 1,427 apartment homes of communities actively under development with joint ventures for total estimated costs of $0.8 billion. Total estimated remaining costs total approximately $0.4 billion, of which the Company estimates that our remaining investment in these development joint ventures will be approximately $0.2 billion. In addition, the Company had an interest in 10,237 apartment homes of operating communities with joint ventures for a total book value of $0.8 billion as of September 30, 2016.

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

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does it intend to present, a complete picture of the Company's financial condition and operating performance. The Company believes that net earnings computed under GAAP is the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings. The Company considers FFO and FFO excluding non-recurring items and acquisition costs (referred to as “Core FFO”) to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO and Core FFO provide investors with additional bases to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and ability to pay dividends. Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$65,561	$42,323	$215,555	$147,241
Adjustments:
Depreciation and amortization	110,467	116,308	329,847	336,946
Gains not included in Funds from Operations attributable to common stockholders and unitholders	—	—	(33,304)	(41,126)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	—	—	4,279	—
Depreciation add back from unconsolidated co-investments	12,857	12,800	37,337	36,822
Noncontrolling interest related to Operating Partnership units	2,223	1,471	7,457	5,115
Insurance reimbursements	—	(1,751)	—	(1,751)
Depreciation attributable to third party ownership and other	(5)	(253)	(3)	(753)
Funds from Operations attributable to common stockholders and unitholders	$191,103	$170,898	$561,168	$482,494
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$2.81	$2.53	$8.27	$7.19
Non-core items:
Merger and integration expenses	—	—	—	3,798
Acquisition and investment related costs	284	381	1,379	1,357
Gain on sale of marketable securities	(1,033)	(598)	(2,876)	(598)
Loss on early retirement of debt	211	—	211	—
Co-investment promote income	—	(192)	—	(192)
Income from early redemption of preferred equity investments	—	(1,485)	—	(1,954)
Excess of redemption value of preferred stock over carrying value	—	—	2,541	—
Insurance reimbursements, legal settlements , and other, net	(31)	(569)	(4,041)	(2,526)
Core Funds from Operations attributable to common stockholders and unitholders	$190,534	$168,435	$558,382	$482,379
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$2.81	$2.49	$8.23	$7.19
Weighted average number shares outstanding diluted (1)	67,914,123	67,535,685	67,881,126	67,135,143

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

Net Operating Income (“NOI”)

Net Operating Income ("NOI") and same-property NOI are considered by management to be an important supplemental performance measures to earnings from operations included in the Company’s consolidated statements of income. The presentation of same-property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines same-property NOI as same-property revenue less same-property operating expenses, including property taxes.  Please see the reconciliation of earnings from operations to same-property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented (Dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings from operations	$109,412	$82,689	$315,280	$238,970
Adjustments:
Depreciation and amortization	110,467	116,308	329,847	336,946
Management and other fees from affiliates	(2,093)	(2,104)	(6,145)	(6,809)
General and administrative	9,647	11,129	28,527	31,223
Merger and integration expenses	—	—	—	3,798
Acquisition and investment related costs	284	381	1,379	1,357
NOI	227,717	208,403	668,888	605,485
Less: Non-same property NOI	(24,456)	(20,729)	(70,793)	(53,858)
Same-property NOI	$203,261	$187,674	$598,095	$551,627

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2016, the Company has entered into seven interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on its $225.0 million variable rate five-year unsecured term debt. As of September 30, 2016, the Company also had $291.7 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of September 30, 2016. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2016. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2016.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$225,000	2016-2017	$(244)	$(122)	$(368)
Interest rate caps	20,674	2018-2019	—	1	—
Total cash flow hedges	$245,674	2016-2019	$(244)	$(121)	$(368)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $257.3 million that effectively converts $257.3 million of fixed mortgage notes payable to a floating interest rate based on SIFMA plus a spread and has a carrying value of $16 thousand at September 30, 2016. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2016		2017		2018	2019	2020	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$7,630		467,512		320,786	651,362	693,221	2,893,944		$5,034,455	$5,293,581
Average interest rate	4.6%		3.0%		5.5%	4.3%	5.0%	3.7%		4.0%
Variable rate debt	$200,038	(1)	25,495	(1)	542	10,592	647	279,395	(2) (3)	$516,709	$512,667
Average interest rate	2.4%		2.4%		1.5%	1.7%	1.5%	1.3%		1.8%

(1) $225.0 million is subject to interest rate swap agreements.
(2) $20.7 million is subject to interest rate caps.
(3) $257.3 million is subject to total return swaps.

The table incorporates only those exposures that exist as of September 30, 2016; it does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2016, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2016, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Index

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2016, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2016, Essex Property Trust, Inc. issued an aggregate of 43,531 of its common stock upon the exercise of stock options, vesting of restricted stock awards, and the exchange of Operating Partnership limited partnership units by limited partners into shares of common stock. Essex Property Trust, Inc. contributed the proceeds from the option exercises during the three months ended September 30, 2016 to our Operating Partnership in exchange for an aggregate of 43,531 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.

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

Date: October 31, 2016

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 31, 2016

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 31, 2016

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 31, 2016

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer