Form 10-K
period 2016-12-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2017-02-24
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Essex Property Trust, Inc. ☒	Essex Portfolio, L.P. ☒

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

As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $14,824,768,853.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P., cannot be determined.

As of February 21, 2017, 65,549,470 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be filed within 120 days of December 31, 2016.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “ESS” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, references to the “Company,” “Essex,” “we,” “us” or “our” mean collectively ESS, EPLP and those entities/subsidiaries owned or controlled by ESS and/or EPLP. References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

ESS is the general partner of, and as of December 31, 2016 owned an approximate 96.7% ownership interest in EPLP. The remaining 3.3% interest is owned by limited partners. As the sole general partner of EPLP, ESS has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and ESS contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ESS receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of shares of common stock it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged into ESS common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ESS and shares of common stock.

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

The Company believes it is important to understand the few differences between ESS and EPLP in the context of how ESS and EPLP operate as a consolidated company. Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interests in the Company's consolidated financial statements. The noncontrolling interests in the Operating Partnership's consolidated financial statements include the interests of unaffiliated partners in various consolidated partnerships and joint venture partners. The noncontrolling interests in the Company's consolidated financial statements include (i) the same noncontrolling interests as presented in the Operating Partnership’s consolidated financial statements and (ii) limited partner OP unitholders of the Operating Partnership. The differences between stockholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

iii

To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of shareholders' equity or partners' capital, earnings per share/unit, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
2016 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex”, "ESS", or the “Company”) a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust (“REIT”). The Company owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership” or “EPLP”). The Company is the sole general partner of the Operating Partnership and as of December 31, 2016 owns a 96.7% general partnership interest. In this report, the terms “Essex” or the “Company” also refer to Essex Property Trust, Inc., its Operating Partnership and those entities owned or controlled by the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast. As of December 31, 2016, the Company owned or held an interest in 245 communities, aggregating 59,645 apartment homes, excluding the Company's ownership in preferred equity investments, as well as two operating commercial buildings (totaling approximately 140,564 square feet), and six active development projects with 2,223 apartment homes in various stages of development (collectively, the “Portfolio”).

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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2016, the Company acquired ownership interests in four communities comprised of 753 apartment homes for $333.7 million.

The following is a summary of 2016 acquisitions ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2016	Purchase Price
Mio	San Jose, CA	103	100%	EPLP	Q1	$51.3
Form 15	San Diego, CA	242	100%	EPLP	Q1	97.4
Emerson Valley Village	Los Angeles, CA	144	100%	EPLP	Q4	67.0
Ashton Sherman Village	Los Angeles, CA	264	100%	EPLP	Q4	118.0
Total 2016		753				$333.7

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

In January 2016, the Company sold its former headquarters office building, located in Palo Alto, CA, for gross proceeds of $18.0 million, resulting in total gains of $9.6 million.

During 2016, the Company sold three apartment communities, Harvest Park, Tuscana, and Candlewood North, for a total of $80.8 million, resulting in total gains of $14.0 million, net of $4.4 million deferred tax gain on sale of real estate.

During 2016, the Company sold two joint venture apartment communities, The Heights and Canyon Creek, for total proceeds of $147.3 million. The Company's share of the gain on the sales was $13.0 million.

In November 2016, the Company contributed four apartment communities, Bridgeport, The Carlyle, Hillsborough Park, and Meadowood to a new entity, BEX II, then a wholly-owned subsidiary of EPLP and in December 2016 sold a 49.9%

membership interest in BEX II for a total of $153.2 million, resulting in total gains of $126.6 million. Subsequent to this sale, the Company accounts for BEX II under the equity method.

Development Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2016, the Company had two consolidated development projects and four joint venture development projects comprised of 2,223 apartment homes for an estimated cost of $1.3 billion, of which $0.7 billion remains to be expended, and $0.5 billion is the Company's share.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2016, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2016
		Essex		Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Consolidated
Station Park Green	San Mateo, CA	100%	320	$78	$239
Gateway Village	Santa Clara, CA	100%	476	37	226
Total - Consolidated Development Projects			796	115	465
Development Projects - Joint Venture
The Galloway (at Owens)	Pleasanton, CA	55%	255	87	89
The Galloway (at Hacienda)	Pleasanton, CA	55%	251	71	86
Century Towers	San Jose, CA	50%	376	143	172
500 Folsom (2)	San Francisco, CA	50%	545	107	415
Total - Joint Venture Development Projects			1,427	408	762
Predevelopment Projects - Consolidated
Other Projects	Various	100%	—	80	80
Total - Predevelopment Projects			—	80	80
Grand Total - Development and Predevelopment Pipeline			2,223	$603	$1,307

(1)
Includes costs related to the entire project, including both the Company's and joint venture partners' costs. Includes incurred costs and estimated costs to complete these development projects. For predevelopment projects, only incurred costs are included in estimated costs.

(2)	Estimated project cost for this development is net of a projected value for low-income housing tax credit proceeds and savings from tax exempt bonds.

Redevelopment Pipeline

The Company defines the redevelopment pipeline as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2016, the Company had ownership interests in six major redevelopment communities aggregating 1,869 apartment homes with estimated redevelopment costs of $170.2 million, of which approximately $65.5 million remains to be expended.

Long Term Debt

During 2016, the Company made regularly scheduled principal payments and loan payoffs of $177.0 million of its secured mortgage notes payable at an average interest rate of 5.0%.

In April 2016, the Company issued $450 million of 3.375% senior unsecured notes that mature in April 2026. The interest is payable semi-annually in arrears on April 15th and October 15th of each year, commencing October 15, 2016, until the maturity date in April 2026. The Company used the net proceeds of this offering to repay indebtedness under its unecured lines of credit and for other general corporate purposes.

Bank Debt

As of December 31, 2016, Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

At December 31, 2016, the Company had two lines of unsecured credit aggregating $1.03 billion. The Company's $1.0 billion credit facility had an interest rate of LIBOR plus 0.90%, which is based on a tiered rate structure tied to the Company's credit ratings. In January 2017, the Company's $1.0 billion credit facility's maturity date was extended to December 2020 with one 18-month extension, exercisable at the Company's option. The Company's $25.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.90%, which is based on a tiered rate structure tied to the Company's credit ratings. The $25.0 million credit facility matures in January 2018.

Equity Transactions

During 2016, ESS did not issue any shares of common stock under its equity distribution program. Furthermore, during the first quarter of 2017 through February 21, 2017, ESS has not issued any shares under its equity distribution program.

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

OFFICES AND EMPLOYEES

The Company is headquartered in San Mateo, California, and has regional offices in Woodland Hills, California; San Jose, California; Irvine, California; San Diego, California and Bellevue, Washington. As of December 31, 2016, the Company had 1,799 employees.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and property losses. As of December 31, 2016, PWI has cash and marketable securities of approximately $69.9 million, and is consolidated in the Company's financial statements.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2017.

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

OTHER MATTERS

Certain Policies of the Company

The Company intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company may in the future (i) issue securities senior to its common stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of common stock and/or units of limited partnership interest in the Operating Partnership or affiliated partnerships as partial consideration for property acquisitions. The Company from time to time acquires partnership interests in partnerships and joint ventures, either directly or indirectly through subsidiaries of the Company, when such entities’ underlying assets are real estate.

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

•	the general economic climate;

•	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;

•	the attractiveness of the communities to tenants;

•	competition from other available housing alternatives;

•	changes in rent control or stabilization laws or other laws regulating housing;

•	the Company’s ability to provide for adequate maintenance and insurance;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	rising crime rates in our markets; and

•	changes in interest rates and availability of financing.

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
Real estate in our markets can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions, which could have a material adverse effect on our financial condition and results of operations. In addition, if we are found to have held, acquired or developed a community primarily with the intent to resell the community, federal tax laws may limit our ability to sell the community without incurring a 100% tax on the gain on the sale of the community and potentially adversely impacting our status as a real estate investment trust (“REIT”) unless we own the community through one of our taxable REIT subsidiaries (“TRSs”).
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
Inflation/Deflation may affect rental rates and operating expenses. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and/or property operating expenses.

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
Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received. The Company’s development and redevelopment activities generally entail certain risks, including, among others, the following:

•	funds may be expended and management's time devoted to projects that may not be completed;

•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

•	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage, or environmental remediation;

•	occupancy rates and rents at a completed project may be less than anticipated;

•	expenses at completed development projects may be higher than anticipated, including, without limitation, due to costs of environmental remediation;

•
we may be unable to obtain, or experience a delay in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of community, which may cause us to delay or abandon an opportunity; and

•
we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements.)

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
Investments in mortgages and other real estate and other marketable securities could adversely affect the Company’s cash flow from operations. The Company may invest in equity, preferred equity or debt securities related to real estate and/or other investment securities and/or cash investments, which could adversely affect the Company’s ability to make distributions to stockholders, including, without limitation, due to a decline in the value of such investments. The Company may also purchase or otherwise invest in securities issued by entities which own real estate and/or invest in mortgages or unsecured debt obligations. Such mortgages may be first, second or third mortgages, and these mortgages and/or other investments may not be insured or otherwise guaranteed. The Company may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity or entities that owns the interest in the entity owning the property. In general, investments in mortgages include the following risks:

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
The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the year ended December 31, 2016, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2016, 83% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs or income levels, industry slowdowns and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs;

•	competition from other available apartments and other housing alternatives and changes in market rental rates; and

•	regional specific acts of nature (e.g., earthquakes).

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

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting residents. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which the communities are located. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by lower housing prices, mortgage interest rates and government programs to promote home ownership or create additional rental and/or other types of housing, could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in prices and costs of apartment communities that the Company acquires and/or develops.
The Company’s joint ventures and joint ownership of communities, its ownership of properties with shared facilities with a home owners' association or other entity, its ownership of properties subject to a ground lease and its preferred equity investments and its other partial interests in corporations and limited partnerships that own communities could limit the Company’s ability to control such communities and may restrict our ability to finance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated.
The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2016, the Company had two consolidated development projects and four joint venture development projects comprised of 2,223 apartment homes for an estimated cost of $1.3 billion, of which $0.7 billion remains to be expended, and $0.5 billion is the Company's share. In addition, as of December 31, 2016, the Company had an interest in 11,274 apartment homes in operating communities with joint ventures for a total book value of $0.8 billion.

Joint venture partners often have shared control over the development and operation of the joint venture assets. Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions or requests, or its policies or objectives. Consequently, a joint venture partners’ actions might subject property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient influence over any joint venture to achieve its objectives, the Company may be unable to take action without its joint venture partners’ approval. A joint venture partner might fail to approve decisions that are in the Company’s best interest. Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities. In some instances, the Company and the joint venture partner may each have the right to trigger a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would have not have initiated such a transaction.
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
Also, from time to time, the Company invests in properties which may be subject to certain shared facilities agreements with homeowners' associations and other entities and/or invests in properties subject to ground leases where a subtenant may have certain similar rights to that of a party under such a shared facilities agreement. For such properties, the Company's ability to control the expenditure of capital improvements and its allocation with such other parties may adversely affect the Company's business, financial condition and results of operations.
We may pursue acquisitions of other REITs and real estate companies, which could adversely affect our results of operations. We may make acquisitions of and investments in other REITs and real estate companies that offer properties and communities to augment our market coverage, or enhance our property offerings. We may also enter into strategic alliances or joint ventures to achieve these goals. There can be no assurance that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition may be inaccurate, and we may not realize the expected financial or strategic benefits of any such acquisition.
These transactions or any other acquisitions involve risks and uncertainties. For example, as a consequence of such transactions, we may assume unknown liabilities, which could ultimately lead to material costs for us. In addition, the integration of acquired businesses or other acquisitions may not be successful and could result in disruption to other parts of our business. To integrate acquired businesses or other acquisitions, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. There can be no assurance that all pre-acquisition property due diligence will have identified all material issues that might arise with respect to such acquired business and its properties or as to any such other acquisitions. Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, could be dilutive to our existing stockholders. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
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
The Company may not be able to lease its retail/commercial space consistent with its projections or at market rates. The Company has retail/commercial space in its portfolio. The retail/commercial space at our properties, among other things, serve as additional amenity for our residents. The long term nature of our retail/commercial leases, and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable that the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition. The revenue from our retail/commercial space represents approximately 2% of our total rental revenue.
The Company’s portfolio may have environmental liabilities. Under various federal, state and local environmental and public health laws, regulations and ordinances we have been from time to time, and may be required in the future, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases naturally occurring substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for response costs, property damage, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the impacts resulting from such releases. While the Company is unaware of any such response action required or damage claims associated with its existing properties which individually or in aggregate would have a materially adverse effect on our business, assets, financial condition or results of operations, potential future costs and damage claims may be substantial and could exceed any insurance coverage we may have for such events or such coverage may not exist. Further, the presence of such substances, or the failure to properly remediate any such impacts, may adversely affect our ability to borrow against, develop, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the impacted property in favor of the government for damages and costs it incurs as a result of responding to hazardous or toxic substance or petroleum product releases.
Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries certain limited insurance coverage for this type of environmental risk as to its properties; however, such coverage is not fully available for all properties and, as to those properties for which limited coverage is fully available it may not apply to certain claims arising from known conditions present on those properties. In general, in connection with the ownership (direct or indirect), operation, financing, management and development of its communities, the Company could be considered as the owner or operator of such properties or as having arranged for disposal or treatment of hazardous substances present there and therefore may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities. The Company may also be subject to governmental fines and costs related to injuries to third persons and damage to their property.
Properties which we intend to acquire undergo a pre-acquisition Phase I environmental site assessment, which is intended to afford the Company protection against so-called “owner liability” under the primary federal environmental law, as well as further environmental assessment, which may involve invasive techniques such as soil or ground water sampling where conditions warranting such further assessment are identified and seller’s consent is obtained. While such assessments are conducted in accordance with applicable “all appropriate inquiry" standards, no assurance can be given that all environmental conditions present on or beneath or emanating from a given property will be discovered or that the full nature and extent of those conditions which are discovered will be adequately ascertained and quantified.
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
Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air or exposure to lead-based paint ("LBP"), and third parties may seek recovery from owners or operators of apartment communities for personal injury associated with ACMs or LBP.
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed in a timely manner.  Although the occurrence of mold at multi-family and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property. The Company believes its mold policies and proactive response to address any known mold existence reduce its risk of loss from these cases; however, no assurance can be provided that the Company has identified and responded to all mold occurrences.
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
The Company may incur general uninsured losses. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and property losses. As of December 31, 2016, PWI has cash and marketable securities of approximately $69.9 million, and is consolidated in the Company's financial statements.
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
Accidental death or severe injuries due to fire, natural disasters or other hazards could adversely affect our business and results of operations. The accidental death or severe injuries of persons living in our communities due to fire, natural disasters or other hazards could have a material adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where any such events have occurred, which could have a material adverse effect on our business and results of operations.
Adverse changes in laws may adversely affect the Company's liabilities and/or operating costs relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to its stockholders and pay amounts due on its debt. Similarly, changes in laws increasing the potential liability of the Company and/or its operating costs on a range of issues, including those regarding potential liability for other environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, including without limitation, those related to structural or seismic retrofit or more costly operational safety systems and programs, which could have a material adverse effect on the Company. For example, (1) the California statute, the "Sustainable Communities and Climate Protection Act of 2009, also known as "SB375"", provides that, in order to reduce greenhouse emissions, there should be regional planning to coordinate housing needs with regional transportation and such planning could lead to restrictions on, or increases in, property development that adversely affect the Company and (2) the Environmental Protection Agency has implemented a program for long-term phase out of HCFC-22 coolant (freon) by 2030, which could lead to increased capital and/or operating costs. In addition, in Richmond and Mountain View, California, both of which are in the San Francisco Bay Area, rent control initiatives were recently passed by the voters. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multi-family housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs.
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
Failure to succeed in new markets may limit the Company’s growth. The Company may make acquisitions or commence development activity outside of its existing market areas if appropriate opportunities arise. The Company’s historical experience in its existing markets does not ensure that it will be able to operate successfully in new markets. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include, among others:

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
Risks Related to Our Indebtedness and Financings
Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition. In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to the Company may be adversely affected. Our current balance sheet, the debt capacity available on the unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers such as Fannie Mae and Freddie Mac provides some insulation from volatile capital markets. We primarily use external financing, including sales of equity securities, to fund acquisitions, developments, and redevelopments and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. In general, to the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing without a corresponding change to investment cap rates) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely affected, which would impact the Company's financial standing and related credit rating. In addition, if our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of our liquidity, which, in the case of secured financings, could result in lender foreclosure on the apartment communities securing such debt.
The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing. Historically, the Company has utilized borrowing from Fannie Mae and Freddie Mac. There are no assurances that these entities will lend to the Company in the future. Beginning in 2011, the Company has primarily utilized unsecured debt and has repaid secured debt at or near their respective maturity and has placed less reliance on agency mortgage debt financing. Potential options have been proposed for the future of agency mortgage finance in the U.S. that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government or if there is reduced government support for multi-family housing more generally, it may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate and, as a result, may adversely affect the Company and its growth and operations.
Debt financing has inherent risks. At December 31, 2016, the Company had approximately $5.6 billion of indebtedness (including $506.7 million of variable rate indebtedness, of which $25.0 million is subject to an interest rate swap effectively fixing the interest rate on $25.0 million in debt. The Company has also entered into interest rate swaps with a notional amount of $150.0 million, with settlement payments starting in March 2017. $20.7 million is subject to interest rate cap protection). The Company is subject to the risks normally associated with debt financing, including, among others, the following:

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
As of December 31, 2016, the Company had 61 consolidated communities encumbered by debt. With respect to the 61 communities encumbered by debt, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and, if debt payment obligations are not met, lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value, and its ability to service other debt.
Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. At December 31, 2016, the Company had approximately $281.7 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. If the compliance requirements of the tax-exempt financing restrict our ability to increase our rental rates to low or moderate income residents, or eligible/qualified residents, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweigh any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Besides the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below market rent ("BMR") requirements imposed by local authorities in connection with the original development of the community.
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
The price per share of the Company’s stock may fluctuate significantly. The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including without limitation:

•	regional, national and global economic conditions;

•	actual or anticipated variations in the Company’s quarterly operating results or dividends;

•	changes in the Company’s funds from operations or earnings estimates;

•	issuances of common stock, preferred stock or convertible debt securities, or the perception that such issuances might occur;

•	publication of research reports about the Company or the real estate industry;

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

•	availability to capital markets and cost of capital;

•	a change in analyst ratings or the Company’s credit ratings;

•	terrorist activity may adversely affect the markets in which the Company’s securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending;

•	natural disasters such as earthquakes; and

•	changes in public policy and tax law.

Many of the factors listed above are beyond the Company’s control. These factors may cause the market price of shares of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could be dilutive to current stockholders and adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities. For example, during the years ended December 31, 2016 and 2015, the Company issued zero and 1.5 million shares of common stock for zero and $332.3 million, net of fees and commissions, respectively. The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC.

In 2016, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus. Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.
The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest. The Company’s Chairman, George M. Marcus, is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013.
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
The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock. As of December 31, 2016, George M. Marcus, the Chairman of the Company’s Board of Directors, wholly or partially owned approximately 1.6 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships, indirectly held shares of common stock and assuming exercise of all vested options). Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.
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
Our related party guidelines may not adequately address all of the issues that may arise with respect to related party transactions. The Company has adopted "Related Party Transaction Approval Process Guidelines" that provide generally that any transaction in which a director or executive officer has an interest must have the prior approval of the Audit Committee of the Company's Board of Directors. The review and approval procedures in these guidelines are intended to determine whether a particular related party transaction is fair, reasonable and serves the interests of the Company's stockholders. Pursuant to these guidelines, related party transactions have been approved from time to time. There is no assurance that this policy will be adequate for determining whether a particular related party transaction is suitable and fair for the Company. Also, the policy's procedures may not identify and address all the potential issues and conflicts of interests with a related party transaction.
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
The Company’s Charter and Bylaws as well as Maryland General Corporation Law also contain other provisions that may impede various actions by stockholders without approval of the Company’s Board of Directors, and that in turn may delay, defer or prevent a transaction, including a change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company's stockholders. Those provisions include, among others:

•
directors may be removed by stockholders, without cause, only upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of the directors, and with cause, only upon the affirmative vote of a majority of the votes entitled to be cast generally in the election of the directors;

•
the Company’s board can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors and the Company's board can classify the board such that the entire board is not up for re-election annually;

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
The security measures put in place by the Company, and such vendors, cannot provide absolute security, and the Company and our vendors' information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents, including, ransom of data, such as, without limitation, tenant and/or employee information, due to employee error, malfeasance, or other vulnerabilities.  Any such incident could compromise the Company’s or such vendors' networks, and the information stored by the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets, or other harm.  Moreover, if a data security incident or breach affects the Company’s systems or such vendors' systems or results in the unauthorized release of personally identifiable information, the Company’s reputation and brand could be materially damaged and the Company may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with such vendors, or such vendors' financial condition, may not allow the Company to recover all costs related to a cyber breach for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition.
In the third quarter of 2014, the Company discovered and reported that certain of its computer networks containing personal and proprietary information were compromised by a cyber-intrusion. Based on information from our forensic investigation, the Company has confirmed that evidence exists of exfiltration of data on Company systems, but found no evidence that any individual's information or any Company data was misused.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. In light of this network intrusion we discovered in the third quarter of 2014, we have dedicated additional Company resources to strengthening the security of the Company’s computer systems. In the future, the Company may expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that the Company will not suffer a similar data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, or that any such incident will be discovered in a timely manner. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing and other forms of human engineering, are increasing in sophistication and are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.
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
Employee theft or fraud could result in loss. Certain of our employees have access to, or signature authority with respect to, bank accounts or other Company assets, which exposes us to the risk of fraud or theft. In addition, certain employees have access to key information technology (IT) infrastructure and to tenant and other information that is commercially valuable. Should any employee compromise our IT systems, or misappropriate tenant or other information, we could incur losses, including significant financial or reputational harm, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts. As of December 31, 2016, potential liabilities for theft or fraud are not quantifiable and an estimate of possible loss cannot be made.
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
Tax Risks
Sales of apartment communities could incur tax risks. If we are found to have held, acquired or developed a community primarily with the intent to resell the community, federal tax laws may limit our ability to sell the community without incurring a 100% tax on the gain on the sale of the community and potentially adversely impacting our status as a real estate investment trust (“REIT”) unless we own the community through one of our taxable REIT subsidiaries (“TRSs”).

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

To qualify under the income test, (i) at least 75% of the Company’s annual gross income generally must be derived from rents from real property, mortgage interest, gain from the sale or other disposition of real property held for investment, dividends or other distributions on, and gain from the sale or other disposition of shares of other REITs and certain other limited categories of income and (ii) at least 95% of the Company’s annual gross income generally must be derived from the preceding sources plus other dividends, interest other than mortgage interest, and gain from the sale or other disposition of stock and securities held for investment. To qualify under the asset test, at the end of each quarter, at least 75% of the value of the Company’s assets must consist of cash, cash items, government securities and qualified real estate assets and there are significant additional limitations regarding the Company’s investment in securities other than government securities and qualified real estate assets, including limitations on the percentage of our assets that can be represented by the Company’s TRSs. To qualify under the distribution test, the Company generally must distribute to its shareholders each calendar year at least 90% of its REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain.  In addition, to the extent the Company satisfies the 90% test, but distributes less than 100% of its REIT taxable income, it will be subject to corporate income tax on such undistributed income and could be subject to an additional 4% excise tax. Because the Company needs to meet these tests to maintain its qualification as a REIT, it could cause the Company to have to forego certain business opportunities and potentially require the Company to liquidate otherwise attractive investments.

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

Changes in tax laws, future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect the Company’s ability to qualify as a REIT or could generally result in REITs having fewer tax advantages, and  may lead REIT’s to determine that it would be more advantageous to elect to be taxed, for federal income tax purposes, as corporations.  Changes in the Code may not necessarily lead to conforming changes in the tax laws of various states. Some states use the legislative process to decide whether it is in their best interests to conform or not to various provisions of the Code. This could increase the complexity of our compliance efforts, increase compliance costs, and may subject us to additional taxes and audit risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s portfolio as of December 31, 2016 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 245 operating apartment communities

(comprising 59,645 apartment homes), of which 27,968 apartment homes are located in Southern California, 19,480 apartment homes are located in the San Francisco Bay Area, and 12,197 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.4% of the Company’s revenues for the year ended December 31, 2016.

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

Communities

The Company’s communities are primarily suburban garden-style communities comprising multiple clusters of two and three-story buildings situated on three to fifteen acres of land. As of December 31, 2016, the Company’s communities include 156 garden-style, 83 mid-rise, and 6 high-rise communities. The communities have an average of approximately 243 apartment homes, with a mix of studio, one, two and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;

•	attractive communities that are well maintained; and

•	proactive customer service.

Commercial Buildings

The Company owns an office building with approximately 106,564 square feet located in Irvine, California, of which the Company occupies approximately 8,000 square feet at December 31, 2016. The Company owns Essex-Hollywood, a 34,000 square foot commercial building.

The following tables describe the Company’s operating portfolio as of December 31, 2016. The first table describes the Company’s communities and the second table describes the Company’s other real estate assets. (See Note 7 of the Company’s consolidated financial statements for more information about the Company’s secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company’s portfolio.)

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	301	254,400	1971	2002	97%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Anavia	Anaheim, CA	250	312,343	2009	2010	96%
Barkley, The (3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Park Viridian	Anaheim, CA	320	254,600	2008	2014	97%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	97%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	97%
Camino Ruiz Square	Camarillo, CA	159	105,448	1990	2006	97%
Enclave at Town Square (18)	Chino Hills, CA	124	89,948	1987	2014	98%
The Summit (5)	Chino Hills, CA	125	98,420	1989	2014	98%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	364	384,192	2001	2014	96%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	97%
Villa Siena	Costa Mesa, CA	272	262,842	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	160	134,816	1989	2014	97%
Regency at Encino	Encino, CA	75	78,487	1989	2009	97%
The Havens (18)	Fountain Valley, CA	440	414,040	1969	2014	96%
Valley Park (4)	Fountain Valley, CA	160	169,700	1969	2001	98%
Capri at Sunny Hills (4)	Fullerton, CA	102	128,100	1961	2001	97%
Haver Hill (5)	Fullerton, CA	264	224,130	1973	2012	96%
Pinnacle at Fullerton	Fullerton, CA	192	174,336	2004	2014	96%
Wilshire Promenade	Fullerton, CA	149	128,000	1992	1997	96%
Montejo Apartments (4)	Garden Grove, CA	124	103,200	1974	2001	97%
CBC	Goleta, CA	148	91,538	1962	2006	96%
The Sweeps	Goleta, CA	91	88,370	1967	2006	96%
416 on Broadway	Glendale, CA	115	126,782	2009	2010	97%
Hampton Court	Glendale, CA	83	71,500	1974	1999	94%
Hampton Place	Glendale, CA	132	141,500	1970	1999	94%
Devonshire	Hemet, CA	276	207,200	1988	2002	97%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	96%
The Huntington	Huntington Beach, CA	276	202,256	1975	2012	96%
Axis 2300	Irvine, CA	115	170,714	2010	2010	97%
Hillsborough Park (24)	La Habra, CA	235	215,500	1999	1999	96%
Village Green	La Habra, CA	272	175,762	1971	2014	97%
The Palms at Laguna Niguel	Laguna Niguel, CA	460	362,136	1988	2014	96%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	98%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	96%
Pathways at Bixby Village	Long Beach, CA	296	197,700	1975	1991	96%
8th & Hope	Los Angeles, CA	290	298,437	2014	2015	96%
5600 Wilshire	Los Angeles, CA	284	243,910	2008	2014	96%
Alessio	Los Angeles, CA	624	552,716	2001	2014	95%
Ashton Sherman Village	Los Angeles, CA	264	296,186	2014	2016	100%
Avant	Los Angeles, CA	440	305,989	2014	2015	95%
The Avery (4)	Los Angeles, CA	121	129,393	2014	2014	98%
Bellerive	Los Angeles, CA	63	79,296	2011	2011	97%
Belmont Station	Los Angeles, CA	275	225,000	2009	2009	98%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	90%
Catalina Gardens	Los Angeles, CA	128	117,585	1987	2014	96%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	96%
Emerson Valley Village	Los Angeles, CA	144	179,060	2012	2016	100%
Gas Company Lofts (5)	Los Angeles, CA	251	226,666	2004	2013	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Jefferson at Hollywood	Los Angeles, CA	270	238,119	2010	2014	95%
Kings Road	Los Angeles, CA	196	132,100	1979	1997	97%
Marbella	Los Angeles, CA	60	50,108	1991	2005	96%
Pacific Electric Lofts (6)	Los Angeles, CA	314	277,980	2006	2012	95%
Park Catalina	Los Angeles, CA	90	72,864	2002	2012	96%
Park Place	Los Angeles, CA	60	48,000	1988	1997	96%
Regency Palm Court (5)	Los Angeles, CA	116	54,844	1987	2014	95%
Santee Court	Los Angeles, CA	165	132,040	2004	2010	97%
Santee Village	Los Angeles, CA	73	69,817	2011	2011	97%
Tiffany Court	Los Angeles, CA	101	74,538	1987	2014	98%
Wilshire La Brea	Los Angeles, CA	478	354,972	2014	2014	96%
Windsor Court (5)	Los Angeles, CA	95	51,266	1987	2014	96%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	96%
Aqua Marina Del Rey	Marina Del Rey, CA	500	479,312	2001	2014	96%
Marina City Club (7)	Marina Del Rey, CA	101	127,200	1971	2004	97%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	97%
Mira Monte	Mira Mesa, CA	354	262,600	1982	2002	97%
Madrid (6)	Mission Viejo, CA	230	228,099	2000	2012	97%
Hillcrest Park	Newbury Park, CA	608	521,900	1973	1998	96%
Fairway Apartments at Big Canyon (8)	Newport Beach, CA	74	107,100	1972	1999	96%
Muse	North Hollywood, CA	152	135,292	2011	2011	97%
Country Villas	Oceanside, CA	180	179,700	1976	2002	97%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	97%
Renaissance at Uptown Orange	Orange, CA	460	432,836	2007	2014	97%
Mariner's Place	Oxnard, CA	105	77,200	1987	2000	96%
Monterey Villas	Oxnard, CA	122	122,100	1974	1997	96%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	97%
Arbors at Parc Rose (6)	Oxnard, CA	373	503,196	2001	2011	96%
The Hallie	Pasadena, CA	292	216,700	1972	1997	94%
The Stuart	Pasadena, CA	188	168,630	2007	2014	96%
Villa Angelina (4)	Placentia, CA	256	217,600	1970	2001	97%
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	97%
Highridge (4)	Rancho Palos Verdes, CA	255	290,200	1972	1997	97%
Cortesia	Rancho Santa Margarita, CA	308	277,580	1999	2014	97%
Pinnacle at Talega	San Clemente, CA	362	355,764	2002	2014	96%
Allure at Scripps Ranch	San Diego, CA	194	207,052	2002	2014	97%
Bernardo Crest	San Diego, CA	216	205,548	1988	2014	97%
Cambridge Park	San Diego, CA	320	317,958	1998	2014	96%
Carmel Creek	San Diego, CA	348	384,216	2000	2014	95%
Carmel Landing	San Diego, CA	356	283,426	1989	2014	97%
Carmel Summit	San Diego, CA	246	225,880	1989	2014	97%
CentrePointe	San Diego, CA	224	126,700	1974	1997	96%
Domain	San Diego, CA	379	345,044	2013	2013	96%
Esplanade (18)	San Diego, CA	616	479,600	1986	2014	96%
Form 15	San Diego, CA	242	184,190	2014	2016	96%
Montanosa	San Diego, CA	472	414,968	1990	2014	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Summit Park	San Diego, CA	300	229,400	1972	2002	96%
Essex Skyline (9)	Santa Ana, CA	349	512,791	2008	2010	96%
Fairhaven Apartments (4)	Santa Ana, CA	164	135,700	1970	2001	97%
Parkside Court (18)	Santa Ana, CA	210	152,400	1986	2014	97%
Pinnacle at MacArthur Place	Santa Ana, CA	253	262,867	2002	2014	96%
Hope Ranch	Santa Barbara, CA	108	126,700	1965	2007	98%
Bridgeport Coast (19)	Santa Clarita, CA	188	168,198	2006	2014	97%
Hidden Valley (10)	Simi Valley, CA	324	310,900	2004	2004	98%
Meadowood (24)	Simi Valley, CA	320	264,500	1986	1996	96%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	97%
The Fairways at Westridge (19)	Valencia, CA	234	223,330	2004	2014	96%
The Vistas of West Hills (19)	Valencia, CA	220	221,119	2009	2014	96%
Allegro	Valley Village, CA	97	127,812	2010	2010	98%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971	1997	97%
Pinehurst (11)	Ventura, CA	28	21,200	1973	2004	98%
Woodside Village	Ventura, CA	145	136,500	1987	2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	97%
The Dylan	West Hollywood, CA	184	150,678	2014	2014	96%
The Huxley	West Hollywood, CA	187	154,776	2014	2014	95%
Reveal	Woodland Hills, CA	438	414,892	2010	2011	96%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970	1999	97%
		27,968	24,870,300			96%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	96%
Fourth & U	Berkeley, CA	171	146,255	2010	2010	96%
The Commons	Campbell, CA	264	153,168	1973	2010	97%
Pointe at Cupertino	Cupertino, CA	116	135,200	1963	1998	97%
Connolly Station (20)	Dublin, CA	309	286,348	2014	2014	97%
Avenue 64	Emeryville, CA	224	196,896	2007	2014	96%
Emme (20)	Emeryville, CA	190	148,935	2015	2015	97%
Foster's Landing	Foster City, CA	490	415,130	1987	2014	97%
Stevenson Place	Fremont, CA	200	146,200	1975	2000	93%
Mission Peaks	Fremont, CA	453	404,034	1995	2014	93%
Mission Peaks II	Fremont, CA	336	294,720	1989	2014	95%
Paragon Apartments	Fremont, CA	301	267,047	2013	2014	97%
Boulevard	Fremont, CA	172	131,200	1978	1996	93%
Briarwood (6)	Fremont, CA	160	111,160	1978	2011	94%
The Woods (6)	Fremont, CA	160	105,280	1978	2011	96%
City Centre (19)	Hayward, CA	192	175,420	2000	2014	97%
City View	Hayward, CA	572	462,400	1975	1998	97%
Lafayette Highlands	Lafayette, CA	150	151,790	1973	2014	97%
Apex	Milpitas, CA	366	350,961	2014	2014	96%
Regency at Mountain View (5)	Mountain View, CA	142	127,600	1970	2013	93%
Bridgeport (24)	Newark, CA	184	139,000	1987	1987	97%
The Landing at Jack London Square	Oakland, CA	282	257,796	2001	2014	96%
The Grand	Oakland, CA	243	205,026	2009	2009	97%
Radius	Redwood City, CA	264	245,862	2015	2015	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
San Marcos	Richmond, CA	432	407,600	2003	2003	96%
Bennett Lofts	San Francisco, CA	165	184,713	2004	2012	95%
Fox Plaza	San Francisco, CA	443	230,017	1968	2013	95%
MB 360	San Francisco, CA	360	441,489	2014	2014	92%
Mosso (20)	San Francisco, CA	463	607,549	2014	2014	96%
Park West	San Francisco, CA	126	90,060	1958	2012	94%
101 San Fernando	San Jose, CA	323	296,078	2001	2010	96%
Bella Villagio	San Jose, CA	231	227,511	2004	2010	97%
Enso	San Jose, CA	183	179,562	2014	2015	96%
Epic (20)	San Jose, CA	769	660,030	2013	2013	95%
Esplanade	San Jose, CA	278	279,000	2002	2004	96%
Fountains at River Oaks	San Jose, CA	226	209,954	1990	2014	97%
Marquis (21)	San Jose, CA	166	136,467	2015	2016	91%
Mio	San Jose, CA	103	92,405	2015	2016	97%
Museum Park	San Jose, CA	117	121,329	2002	2014	97%
One South Market (23)	San Jose, CA	312	283,268	2015	2015	96%
Palm Valley (15)	San Jose, CA	1,098	1,132,284	2008	2014	95%
The Carlyle (24)	San Jose, CA	132	129,200	2000	2000	96%
The Waterford	San Jose, CA	238	219,600	2000	2000	97%
Willow Lake	San Jose, CA	508	471,744	1989	2012	97%
Lakeshore Landing	San Mateo, CA	308	223,972	1988	2014	96%
Hillsdale Garden	San Mateo, CA	697	611,505	1948	2006	97%
Park 20 (20)	San Mateo, CA	197	140,547	2015	2015	96%
Deer Valley	San Rafael, CA	171	167,238	1996	2014	96%
Bel Air	San Ramon, CA	462	391,000	1988	1995	97%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	98%
Crow Canyon	San Ramon, CA	400	337,064	1992	2014	96%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	98%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	97%
1000 Kiely	Santa Clara, CA	121	128,486	1971	2011	97%
Le Parc	Santa Clara, CA	140	113,200	1975	1994	98%
Marina Cove (13)	Santa Clara, CA	292	250,200	1974	1994	96%
Riley Square (6)	Santa Clara, CA	156	126,900	1972	2012	96%
Villa Granada	Santa Clara, CA	270	238,841	2010	2014	97%
Chestnut Street Apartments	Santa Cruz, CA	96	87,640	2002	2008	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1995	97%
Brookside Oaks (4)	Sunnyvale, CA	170	119,900	1973	2000	97%
Lawrence Station	Sunnyvale, CA	336	297,188	2012	2014	97%
Magnolia Lane (14)	Sunnyvale, CA	32	31,541	2001	2007	97%
Magnolia Square (4)	Sunnyvale, CA	156	110,824	1963	2007	97%
Montclaire	Sunnyvale, CA	390	294,100	1973	1988	97%
Reed Square	Sunnyvale, CA	100	95,440	1970	2011	97%
Solstice	Sunnyvale, CA	280	257,659	2014	2014	96%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	96%
Via	Sunnyvale, CA	284	309,421	2011	2011	98%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	97%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	93%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Verandas (19)	Union City, CA	282	199,092	1989	2014	96%
Agora(22)	Walnut Creek, CA	49	106,228	2016	2016	71%
		19,480	17,455,179			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	296	241,567	2009	2014	96%
BellCentre	Bellevue, WA	248	181,288	2001	2014	96%
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Courtyard off Main	Bellevue, WA	110	108,388	2000	2010	97%
Ellington	Bellevue, WA	220	165,794	1994	2014	95%
Emerald Ridge	Bellevue, WA	180	144,000	1987	1994	96%
Foothill Commons	Bellevue, WA	394	288,300	1978	1990	96%
Palisades, The	Bellevue, WA	192	159,700	1977	1990	97%
Park Highland	Bellevue, WA	250	224,750	1993	2014	95%
Piedmont	Bellevue, WA	396	348,969	1969	2014	96%
Sammamish View	Bellevue, WA	153	133,500	1986	1994	97%
Woodland Commons	Bellevue, WA	302	217,878	1978	1990	95%
Bothell Ridge (18)	Bothell, WA	214	167,370	1988	2014	96%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	96%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	97%
Pinnacle Sonata	Bothell, WA	268	343,095	2000	2014	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	97%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	95%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	96%
Wandering Creek	Kent, WA	156	124,300	1986	1995	97%
Ascent	Kirkland, WA	90	75,840	1988	2012	97%
Bridle Trails	Kirkland, WA	108	99,700	1986	1997	97%
Corbella at Juanita Bay	Kirkland, WA	169	103,339	1978	2010	96%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	96%
Slater 116	Kirkland, WA	108	81,415	2013	2013	96%
Montebello	Kirkland, WA	248	272,734	1996	2012	95%
Aviara (12)	Mercer Island, WA	166	147,033	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	164	134,300	1981	1996	97%
Parkwood at Mill Creek	Mill Creek, WA	240	257,160	1989	2014	96%
The Elliot at Mukilteo (4)	Mukilteo, WA	301	245,900	1981	1997	96%
Castle Creek	Newcastle, WA	216	191,900	1998	1998	97%
Delano	Redmond, WA	126	116,340	2005	2011	97%
Elevation	Redmond, WA	158	138,916	1986	2010	97%
Redmond Hill (6)	Redmond, WA	442	350,275	1985	2011	96%
Shadowbrook	Redmond, WA	418	338,880	1986	2014	96%
The Trails of Redmond	Redmond, WA	423	376,000	1985	2014	97%
Vesta (6)	Redmond, WA	440	381,675	1998	2011	97%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	96%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	97%
Forest View	Renton, WA	192	182,500	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	180	190,908	2001	2014	96%
Annaliese	Seattle, WA	56	48,216	2009	2013	96%
The Audrey at Belltown	Seattle, WA	137	94,119	1992	2014	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Ballinger Commons (18)	Seattle, WA	485	407,253	1989	2014	96%
The Bernard	Seattle, WA	63	43,151	2008	2011	96%
Cairns, The	Seattle, WA	100	70,806	2006	2007	97%
Citywalk (18)	Seattle, WA	102	92,010	1988	2014	97%
Collins on Pine	Seattle, WA	76	48,733	2013	2014	97%
Domaine	Seattle, WA	92	79,421	2009	2012	97%
Expo (15)	Seattle, WA	275	190,176	2012	2012	97%
Fountain Court	Seattle, WA	320	207,000	2000	2000	96%
Joule (16)	Seattle, WA	295	191,109	2010	2010	97%
Taylor 28	Seattle, WA	197	155,630	2008	2014	96%
Vox Apartments	Seattle, WA	58	42,173	2013	2013	97%
Wharfside Pointe	Seattle, WA	155	119,200	1990	1994	95%
		12,197	10,503,985			96%

Total/Weighted Average		59,645	52,829,464			96%

			Square	Year	Year
Other real estate assets (1)	Location	Tenants	Footage	Built	Acquired	Occupancy (2)
Essex - Hollywood	Los Angeles, CA	—	34,000	1938	2006	—%
Derian Office Building (17)	Irvine, CA	8	106,564	1983	2000	100%
		8	140,564			76%

Footnotes to the Company’s Portfolio Listing as of December 31, 2016

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.

(2)
For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2016; for the commercial buildings occupancy rates are based on physical occupancy as of December 31, 2016. For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

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

(5)	This community is owned by Wesco III. The Company has a 50% interest in Wesco III which is accounted for using the equity method of accounting.

(6)	This community is owned by Wesco I. The Company has a 50% interest in Wesco I which is accounted for using the equity method of accounting.

(7)	This community is subject to a ground lease, which, unless extended, will expire in 2067.

(8)	This community is subject to a ground lease, which, unless extended, will expire in 2027.

(9)	The Company has a 97% interest and an Executive Vice President of the Company has a 3% interest in this community.

(10)	The Company has a 75% member interest.

(11)	The community is subject to a ground lease, which, unless extended, will expire in 2028.

(12)	This community is subject to a ground lease, which, unless extended, will expire in 2070.

(13)	A portion of this community on which 84 apartment homes are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(14)	The community is subject to a ground lease, which, unless extended, will expire in 2070.

(15)	The Company has 50% ownership in each of these communities which is accounted for using the equity method of accounting.

(16)	The Company has 99% ownership in this community.

(17)	The Company occupies 8% of space in this property.

(18)	This community is owned by BEXAEW. The Company has a 50% interest in BEXAEW which is accounted for using the equity method of accounting.

(19)	This community is owned by Wesco IV. The Company has a 50% interest in Wesco IV which is accounted for using the equity method of accounting.

(20)	This community is owned by an entity that is co-owned by the Company and CPP. The Company has a 55% ownership in this community which is accounted for using the equity method of accounting.

(21)	The Company has a 50.1% membership interest in this community which is accounted for using the equity method of accounting.

(22)	This community is owned by an entity that is co-owned by the Company and CPP. The Company has a 51% membership interest in this community which is accounted for using the equity method of accounting.

(23)	The Company has a 55% membership interest in this community which is accounted for using the equity method of accounting.

(24)	This community is owned by BEX II. The Company has a 50.1% interest in BEX II which is accounted for using the equity method of accounting.

Item 3. Legal Proceedings

The information, which regards lawsuits, other proceedings and claims, set forth in Note 15, “Commitments and Contingencies”, of our notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to such matters referred to in Note 15, the Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol ESS.  ESS common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close
December 31, 2016	$234.07	$200.01	$232.50
September 30, 2016	$236.56	$217.16	$222.70
June 30, 2016	$237.50	$207.20	$228.09
March 31, 2016	$240.55	$191.25	$233.86
December 31, 2015	$244.71	$214.29	$239.41
September 30, 2015	$232.20	$205.72	$223.42
June 30, 2015	$231.90	$208.85	$212.50
March 31, 2015	$243.17	$207.26	$229.90

The closing price of ESS stock as of February 21, 2017 was $230.97.

There is no established public trading market for Essex Portfolio, L.P.’s OP Units.

Holders

The approximate number of holders of record of the shares of ESS common stock was 1,336 as of February 21, 2017. This number does not include stockholders whose shares are held in investment accounts by other entities. ESS believes the actual number of stockholders is greater than the number of holders of record.

As of February 21, 2017, there were 184 holders of record of Essex Portfolio, L.P.’s OP Units, including ESS.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2016, 2015, and 2014 related to common stock, and Series H preferred stock for tax purposes are as follows:

	2016	2015	2014
Common Stock
Ordinary income	86.68%	99.28%	70.03%
Capital gain	7.11%	0.72%	21.95%
Unrecaptured section 1250 capital gain	6.21%	—%	8.02%
	100.00%	100.00%	100.00%

	2016	2015	2014
Series G and H Preferred stock
Ordinary income	86.68%	99.28%	70.03%
Capital gains	7.11%	0.72%	21.95%
Unrecaptured section 1250 capital gain	6.21%	—%	8.02%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since ESS’s initial public offering on June 13, 1994, ESS and the Operating Partnership have paid regular quarterly dividends/distributions to its stockholders and unitholders. ESS paid the following dividends per share of common stock and the Operating Partnership paid the following distributions per limited partner OP unit:

Year Ended	Annual Dividend/Distribution	Quarter Ended	2016	2015	2014
1995	$1.69	March 31,	$1.60	$1.44	$1.21
1996	$1.72	June 30,	$1.60	$1.44	$1.30
1997	$1.77	September 30,	$1.60	$1.44	$1.30
1998	$1.95	December 31,	$1.60	$1.44	$1.30
1999	$2.15
2000	$2.38	Annual Dividend/Distribution	$6.40	$5.76	$5.11
2001	$2.80
2002	$3.08
2003	$3.12
2004	$3.16
2005	$3.24
2006	$3.36
2007	$3.72
2008	$4.08
2009	$4.12
2010	$4.13
2011	$4.16
2012	$4.40
2013	$4.84

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

The Board of Directors has declared a dividend/distribution for the fourth quarter of 2016 of $1.60 per share. The dividend/distribution was paid on January 17, 2017 to shareholders/unitholders of record as of December 30, 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the Company’s disclosure in the 2017 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

During 2016, ESS did not make any common stock sales pursuant to its registration statement. Additionally, during the first quarter of 2017 through February 21, 2017, ESS has not issued any shares of common stock.

Issuer Purchases of Equity Securities

In December 2015, ESS Board of Directors authorized a stock repurchase plan to allow ESS to acquire shares in an aggregate of up to $250 million. Under the program, in October 2016, the Company repurchased and retired 5,100 shares totaling $1.0 million, including commissions, at an average stock price of $204.92 per share. There have been no other repurchases since the inception of this plan. The Company has $249 million of purchase authority remaining under the plan.
Performance Graph

The line graph below compares the cumulative total stockholder return on ESS common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2011 and that all dividends were reinvested (1).

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Essex Property Trust, Inc.	100.00	107.51	108.64	160.79	191.14	190.89
NAREIT All Equity REIT Index	100.00	119.70	123.12	157.63	162.08	176.07
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18

(1)	Common stock performance data is provided by SNL Financial.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Unregistered Sales of Equity Securities

During the years ended December 31, 2016 and 2015, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2016 and 2015, ESS issued an aggregate of 137,622 and 203,556 shares of its common stock upon the exercise of stock options, respectively. ESS contributed the proceeds from the option exercises of $18.9 million and $26.5 million to our Operating Partnership in exchange for an aggregate of 137,622 and 203,556 common OP Units, as required by the Operating Partnership’s partnership agreement, during the years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, ESS issued an aggregate of 2,018 and 3,338 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by ESS in connection with such awards, our Operating Partnership issued common OP units to ESS as required by the partnership agreement, for an aggregate of 2,018 and 3,338 units during the years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, ESS issued an aggregate of 14,094 and 6,450 shares of its common stock in connection with the exchange of Operating Partnership limited partnership units and DownREIT limited partnership units by limited partners into shares of common stock. For each share of common stock issued by ESS in connection with such exchange, our Operating Partnership issued common OP units to ESS as required by the partnership agreement, for an aggregate of 14,094 and 6,450 units during the year ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, there were no shares of ESS's common stock issued or sold pursuant to its equity distribution program. During the year ended December 31, 2015, ESS issued and sold an aggregate of 1,481,737 shares of its common stock, respectively, pursuant to a registration statement and its equity distribution program. ESS contributed the net proceeds from these share issuances of $332.3 million in exchange for an aggregate of 1,481,737 common OP Units, respectively, as required by the Operating Partnership's partnership agreement.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the ESS and the Operating Partnership from January 1, 2012 through December 31, 2016.

Essex Property Trust, Inc. and Subsidiaries

	Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except per share amounts)
OPERATING DATA:(1)
Rental and other property	$1,285,723	$1,185,498	$961,591	$603,327	$527,945
Management and other fees from affiliates	8,278	8,909	9,347	7,263	8,457
Income before discontinued operations	$438,410	$248,239	$134,438	$140,882	$127,653
Income from discontinued operations	—	—	—	31,173	11,937
Net income	438,410	248,239	134,438	172,055	139,590
Net income available to common stockholders	$411,124	$226,865	$116,859	$150,811	$119,812
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$6.28	$3.50	$2.07	$3.26	$3.10
Net income available to common stockholders	$6.28	$3.50	$2.07	$4.05	$3.42
Weighted average common stock outstanding	65,472	64,872	56,547	37,249	35,032
Diluted:
Income before discontinued operations available to common stockholders	$6.27	$3.49	$2.06	$3.25	$3.09
Net income available to common stockholders	$6.27	$3.49	$2.06	$4.04	$3.41
Weighted average common stock outstanding	65,588	65,062	56,697	37,335	35,125
Cash dividend per common share	$6.40	$5.76	$5.11	$4.84	$4.40

(1)	Reclassifications have been made in prior periods to conform to the current year’s presentation.

	As of December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
BALANCE SHEET DATA:(1)
Investment in rental properties (before accumulated depreciation)	$12,676,306	$12,331,469	$11,244,681	$5,443,757	$5,033,672
Net investment in rental properties	10,364,760	10,381,577	9,679,875	4,188,871	3,952,155
Real estate under development	190,505	242,326	429,096	50,430	66,851
Co-investments	1,161,275	1,036,047	1,042,423	677,133	571,345
Total assets	12,217,408	12,008,384	11,530,299	5,164,171	4,828,821
Total indebtedness	5,563,260	5,318,757	5,084,256	3,010,856	2,800,281
Redeemable noncontrolling interest	44,684	45,452	23,256	—	—
Cumulative convertible preferred stock	—	—	—	4,349	4,349
Cumulative redeemable preferred stock	—	73,750	73,750	73,750	73,750
Stockholders' equity	6,192,178	6,237,733	6,022,672	1,884,619	1,764,804

(1)	Reclassifications have been made in prior periods to conform to the current year’s presentation.

	As of and for the years ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations (FFO)(1) attributable to common stockholders and unitholders:
Net income available to common stockholders	$411,124	$226,865	$116,859	$150,811	$119,812
Adjustments:
Depreciation and amortization	441,682	453,423	360,592	193,518	170,686
Gains not included in FFO attributable to common stockholders and unitholders	(167,607)	(81,347)	(50,064)	(67,975)	(60,842)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	4,410	—	—	—	—
Depreciation add back from unconsolidated co-investments	50,956	49,826	33,975	15,748	14,467
Noncontrolling interest related to Operating Partnership units	14,089	7,824	4,911	8,938	7,950
Insurance reimbursements	—	(1,751)	—	—	—
Depreciation attributable to third party ownership and other	(9)	(781)	(1,331)	(1,309)	(1,223)
Funds from operations attributable to common stockholders and unitholders	$754,645	$654,059	$464,942	$299,731	$250,850
Non-core items:
Merger and integration expenses	—	3,798	53,530	4,284	—
Acquisition and investment related costs	1,841	2,414	1,878	1,161	2,255
Gain on sale of marketable securities, note prepayment, and other investments	(5,719)	(598)	(886)	(2,519)	(819)
Gain on sale of land	—	—	(2,533)	(1,503)	—
Interest rate hedge ineffectiveness (2)	(250)	—	—	—	—
Loss on early retirement of debt	606	6,114	268	300	5,009
Co-investment promote income	—	(192)	(10,640)	—	(2,299)
Income from early redemption of preferred equity investments	—	(1,954)	(5,250)	(1,358)	—
Excess of redemption value of preferred stock over carrying value	2,541	—	—	—	—
Insurance reimbursements, legal settlements, and other, net (3)	(4,470)	(2,970)	1,852	—	—
Core funds from operations (Core FFO) attributable to common stockholders and unitholders	$749,194	$660,671	$503,161	$300,096	$254,996
Weighted average number of shares outstanding, diluted (FFO)(4)	67,890	67,310	58,921	39,501	37,378
Funds from operations attributable to common stockholders and unitholders per share - diluted	$11.12	$9.72	$7.89	$7.59	$6.71
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$11.04	$9.82	$8.54	$7.60	$6.82

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

(2)
Interest rate swaps generally are adjusted to fair value through other comprehensive income (loss). However, because certain of our interest rate swaps do not have a 0% LIBOR floor, while related hedged debt in these cases is subject to a 0% LIBOR floor, the portion of the change in fair value of these interest rate swaps attributable to this mismatch is recorded as noncash interest rate hedge ineffectiveness through interest expense.

(3)	Other items, net are non-recurring in nature.

(4)
Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership and excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

Essex Portfolio, L.P. and Subsidiaries

	Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except per unit amounts)
OPERATING DATA:(1)
Rental and other property	$1,285,723	$1,185,498	$961,591	$603,327	$527,945
Management and other fees from affiliates	8,278	8,909	9,347	7,263	8,457
Income before discontinued operations	$438,410	$248,239	$134,438	$140,882	$127,653
Income from discontinued operations	—	—	—	31,173	11,937
Net income	438,410	248,239	134,438	172,055	139,590
Net income available to common unitholders	$425,213	$234,689	$121,726	$159,749	$127,771
Per unit data:
Basic:
Income before discontinued operations available to common unitholders	$6.28	$3.50	$2.07	$3.27	$3.11
Net income available to common unitholders	$6.28	$3.50	$2.07	$4.06	$3.43
Weighted average common units outstanding	67,696	67,054	58,772	39,380	37,252
Diluted:
Income before discontinued operations available to common unitholders	$6.27	$3.49	$2.07	$3.26	$3.10
Net income available to common unitholders	$6.27	$3.49	$2.07	$4.05	$3.42
Weighted average common units outstanding	67,812	67,244	58,921	39,467	37,344
Cash distributions per common unit	$6.40	$5.76	$5.11	$4.84	$4.40

(1)	Reclassifications have been made in prior periods to conform to the current year’s presentation.

	As of December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
BALANCE SHEET DATA:(1)
Investment in rental properties (before accumulated depreciation)	$12,676,306	$12,331,469	$11,244,681	$5,443,757	$5,033,672
Net investment in rental properties	10,364,760	10,381,577	9,679,875	4,188,871	3,952,155
Real estate under development	190,505	242,326	429,096	50,430	66,851
Co-investments	1,161,275	1,036,047	1,042,423	677,133	571,345
Total assets	12,217,408	12,008,384	11,530,299	5,164,171	4,828,821
Total indebtedness	5,563,260	5,318,757	5,084,256	3,010,856	2,800,281
Redeemable noncontrolling interest	44,684	45,452	23,256	—	—
Cumulative convertible preferred interest	—	—	—	4,349	4,349
Cumulative redeemable preferred interest	—	71,209	71,209	71,209	71,209
Partners' capital	6,244,364	6,287,381	6,073,433	1,932,108	1,811,427

(1)	Reclassifications have been made in prior periods to conform to the current year’s presentation.

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

OVERVIEW

ESS is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  ESS owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  ESS is the sole general partner of the Operating Partnership and, as of December 31, 2016, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of December 31, 2016, the Company had ownership interests in 245 communities, comprising 59,645 apartment homes, excluding the Company's ownership in preferred equity interest co-investments.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2016, the Company’s development pipeline was comprised of two consolidated projects under development, four unconsolidated joint venture projects under development and various consolidated predevelopment projects aggregating 2,223 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $0.7 billion for total estimated project costs of $1.3 billion.

As of December 31, 2016, the Company also had ownership interests in two operating commercial buildings (with approximately 140,564 square feet).

By region, the Company's operating results for 2016 and 2015 and projections for 2017 new housing supply (defined as new multi-family apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing), job growth, and rental income are as follows:

Southern California Region:  As of December 31, 2016, this region represented 49% of the Company’s consolidated apartment homes.  Revenues for “2016/2015 Same-Properties” (as defined below), or “Same-Property revenues,” increased 6.2% in 2016 as compared to 2015. In 2017, the Company projects new residential supply of 36,425 apartment homes and single family homes, which represents 0.6% of the total housing stock. The Company projects an increase of 145,450 jobs or 2.0%, and an increase in Same-Property revenues of between 3.50% to 4.50% in 2017.

Northern California Region:  As of December 31, 2016, this region represented 30% of the Company’s consolidated apartment homes. Same-Property revenues increased 6.8% in 2016 as compared to 2015. In 2017, the Company projects new residential supply of 19,150 apartment homes and single family homes, which represents 0.8% of the total housing stock. The Company projects an increase of 68,350 jobs or 2.2%, and an increase in Same-Property revenues of between 1.25% to 2.25% in 2017.

Seattle Metro Region: As of December 31, 2016, this region represented 21% of the Company’s consolidated apartment homes. Same-Property revenues increased 7.9% in 2016 as compared to 2015. In 2017, the Company projects new residential supply of 19,600 apartment homes and single family homes, which represents 1.6% of the total housing stock. The Company projects an increase of 44,600 jobs or 2.7%, and an increase in Same-Property revenues of between 3.75% to 4.75% in 2017.

The Company projects an increase in 2017 Same-Property revenues of between 2.75% to 3.75%, as renewal and new leases are signed at higher rents in 2017 than 2016. Same-Property operating expenses are projected to increase in 2017 by 2.50% to 3.50%.

The Company’s consolidated communities are as follows:

	As of		As of
	December 31, 2016		December 31, 2015
	Apartment Homes	%	Apartment Homes	%
Southern California	23,613	49%	23,707	49%
Northern California	14,519	30%	14,694	30%
Seattle Metro	10,239	21%	10,239	21%
Total	48,371	100%	48,640	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), Palm Valley, BEXAEW, LLC (“BEXAEW”), BEX II, LLC ("BEX II"), communities, developments under construction and preferred equity interest co-investment communities are not included in the table presented above for both periods.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2016 to the Year Ended December 31, 2015

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “2016/2015 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2016 and 2015) increased 30 basis points to 96.3% in 2016 from 96.0% in 2015. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue (actual rental revenue for occupied apartment homes plus market rent for vacant apartment homes). Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s 2016/2015 Same-Property portfolio for financial occupancy for the years ended December 31, 2016 and 2015 is as follows:

	Years ended December 31,
	2016	2015
Southern California	96.4%	95.9%
Northern California	96.3%	96.1%
Seattle Metro	96.1%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2016/2015 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2016	2015	Change	Change
2016/2015 Same-Properties: (1)
Southern California	20,698	$497,448	$468,614	$28,834	6.2%
Northern California	13,220	401,642	376,019	25,623	6.8%
Seattle Metro	10,239	217,259	201,417	15,842	7.9%
Total 2016/2015 Same-Property revenues	44,157	1,116,349	1,046,050	70,299	6.7%
2016/2015 Non-Same Property Revenues		169,374	139,448	29,926	21.5%
Total property revenues		$1,285,723	$1,185,498	$100,225	8.5%

(1)	Same-property excludes properties held for sale.

2016/2015 Same-Property Revenues increased by $70.3 million or 6.7% to $1.1 billion for 2016 compared to $1.0 billion in 2015. The increase was primarily attributable to an increase of 6.4% in average rental rates from $1,942 per apartment home for 2015 to $2,066 per apartment home for 2016.

2016/2015 Non-Same Property Revenues increased by $29.9 million or 21.5% to $169.4 million in 2016 compared to $139.4 million in 2015. The increase was primarily due to revenue generated by the acquisition, completed development, or consolidation of three communities, net of dispositions, since January 1, 2015.

Management and other fees from affiliates decreased by $0.6 million in 2016 compared to 2015. The decrease is primarily due to the loss of asset and management fees in 2016 as compared to 2015 associated with the Company's purchase of the joint venture partner's remaining membership interest in The Huxley, The Dylan, and Reveal communities during 2015 and the sale of certain communities.

Property operating expenses, excluding real estate taxes increased $14.8 million or 6.3% in 2016 compared to 2015, primarily due to the acquisition, completed development, or consolidation of three communities, net of dispositions, since January 1, 2015. 2016/2015 Same-Property operating expenses excluding real estate taxes, increased by $9.9 million or 4.7% in 2016 compared to 2015, due mainly to a $4.7 million increase in property management fees and a $2.3 million increase in maintenance and repairs.

Real estate taxes increased $10.6 million or 8.3% in 2016 compared to 2015, primarily due to the acquisition, completed development, or consolidation of three communities, net of dispositions, since January 1, 2015. 2016/2015 Same-Property real estate taxes increased by $2.2 million or 2.0% for 2016 compared to 2015 due to increases in tax rates and property valuations.

Depreciation and amortization expense decreased by $11.7 million or 2.6% in 2016 compared to 2015, primarily due to the amortization of a larger amount of in-place leases during 2015 compared to 2016, offset by the acquisition, completed development, or consolidation of three communities, net of dispositions, since January 1, 2015.

Merger and integration expenses include, but are not limited to, advisor fees, legal fees, and accounting fees related to the merger with BRE and related integration activity. There were no merger and integration expenses for 2016 and $3.8 million for 2015.

Interest expense increased $14.8 million or 7.2% in 2016, primarily due to the $500.0 senior unsecured notes due on April 1, 2025 issued in March 2015 and the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016, which resulted in an increase of $14.9 million in interest expense for 2016 compared to 2015. Additionally, there was a $3.1 million decrease in capitalized interest in 2016 compared to 2015, which was due to a decrease in development costs as compared to the same period in 2015. These additions were offset by a reduction in interest expense due to the payoff of $150.0 million in private placement unsecured bonds in 2016.

Total return swap income of $11.7 million in 2016 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015, in connection with $257.3 million of tax-exempt mortgage notes payable. The Company had total return swap income of $5.7 million in 2015.

Interest and other income increased $8.2 million or 42.6% in 2016, primarily due to an increase of $5.1 million in gains from the sale of marketable securities and $2.5 million in income from marketable securities and other interest income.

Equity income from co-investments increased by $26.8 million or 122.8% in 2016 compared to 2015, primarily due to $13.0 million in income on the gain on sale of two co-investment communities as well as income from five preferred equity investments originated during 2016.

Gains on sale of real estate and land increased by $107.2 million or 226.5% in 2016 compared to 2015, due primarily to a $126.6 million gain from the sale of minority membership interest in BEX II, LLC, $10.7 million gain on the sale of Harvest Park before a tax expense, a $7.3 million gain on the sale of Candlewood North and a $9.6 million gain on the sale of the Company's headquarters office building during 2016, as compared to approximately $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings as well as a $40.2 million gain on the sale of Sharon Green during 2015.

Deferred tax expense on gain on sale of real estate and land of $4.4 million for 2016 was recorded primarily due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for 2016 as the Harvest Park proceeds were used in a like-kind exchange transaction.

Gains on remeasurement of co-investment of $34.0 million in 2015 was due to the remeasurement of the Company's investments, caused by the Company's acquisition of a controlling interest in The Huxley and The Dylan properties, resulting in a gain of $21.3 million, and Reveal, resulting in a gain of $12.7 million. There were no gains on remeasurement of co-investments in 2016.

Comparison of Year Ended December 31, 2015 to the Year Ended December 31, 2014

The Company’s average financial occupancies for the Company’s stabilized apartment communities for “2015/2014 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2015 and 2014) was unchanged at 96.2% in both 2015 and 2014. The regional breakdown of the Company’s stabilized 2015/2014 Same-Property portfolio for financial occupancy for the years ended December 31, 2015 and 2014 is as follows:

	Years ended December 31,
	2015	2014
Southern California	96.2%	96.3%
Northern California	96.3%	96.2%
Seattle Metro	96.2%	96.0%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2015/2014 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2015	2014	Change	Change
2015/2014 Same-Properties: (1)
Southern California	12,875	$283,435	$267,413	$16,022	6.0%
Northern California	9,080	250,478	226,679	23,799	10.5%
Seattle Metro	6,558	124,143	115,219	8,924	7.7%
Total 2015/2014 Same-Property revenues	28,513	658,056	609,311	48,745	8.0%
2015/2014 Non-Same Property Revenues		527,442	352,280	175,162	49.7%
Total property revenues		$1,185,498	$961,591	$223,907	23.3%

(1)	Same-property excludes BRE properties acquired April 1, 2014 and properties held for sale.

2015/2014 Same-Property Revenues increased by $48.7 million or 8.0% to $658 million for 2015 compared to $609.3 million in 2014. The increase was primarily attributable to an increase of 8.1% in average rental rates from $1,741 per apartment home for 2014 to $1,882 per apartment home for 2015.

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

Merger and integration expenses include, but are not limited to, advisor fees, legal fees, and accounting fees related to the BRE merger and related integration activity. The Company completed the merger with BRE on April 1, 2014. Merger and integration expenses were $3.8 million for 2015 and $53.5 million for 2014.

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

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2016, 2015 and 2014 ($ in thousands):

	For the year ended December 31,
	2016	2015	2014
Cash flow provided by (used in):
Operating activities	$712,523	$617,410	$493,312
Investing activities	$(421,412)	$(725,556)	$(1,147,156)
Financing activities	$(255,873)	$108,214	$520,610

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

As of December 31, 2016, ESS owned a 96.7% general partner interest and the limited partners owned the remaining 3.3% interest in the Operating Partnership.

The liquidity of ESS is dependent on the Operating Partnership’s ability to make sufficient distributions to ESS. The primary cash requirement of ESS is its payment of dividends to its stockholders. ESS also guarantees some of the Operating Partnership’s debt, as discussed further in Notes 6 and 7 of the notes to consolidated financial statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the ESS’s guarantee obligations, then ESS will be required to fulfill its cash payment commitments under such guarantees. However, ESS’s only significant asset is its investment in the Operating Partnership.

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

At December 31, 2016, the Company had $64.9 million of unrestricted cash and cash equivalents and $139.2 million in marketable securities, of which $44.8 million were held available for sale. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2017. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2016, the Company had $315.0 million of private placement unsecured bonds outstanding at an average interest rate of 4.5% with maturity dates ranging from September 2017 through August 2021.

As of December 31, 2016, the Company had $2.9 billion of fixed rate public bonds outstanding, with interest rates varying from 3.25% to 5.50% and maturity dates ranging from 2017 to 2026.

As of December 31, 2016, the Company had $100.0 million outstanding on its $350.0 million unsecured term loan. The $350.0 million unsecured term loan has a delayed draw feature and bears a variable interest rate of LIBOR plus 0.95%. The Company has entered into four forward starting interest rate swap contracts for a term of five years with an aggregate notional balance of $150.0 million, with settlements starting in March 2017, which effectively will convert the interest rate on $150.0 million of the term loan to a fixed rate of 2.2%. At December 31, 2016, the Company had an active $25.0 million notional interest rate swap, with a maturity date in July 2017, which effectively converts $25.0 million of the term loan to a fixed rate of 2.4%

As of December 31, 2016, the Company’s mortgage notes payable totaled $2.2 billion, net of unamortized premiums and debt issuance costs, which consisted of $1.9 billion in fixed rate debt with interest rates varying from 3.0% to 6.4% and maturity dates ranging from 2017 to 2027 and $281.7 million of tax-exempt variable rate demand notes with a weighted average interest rate of 1.2%. The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2046, and $20.7 million is subject to interest rate caps and $257.3 million is subject to total return swaps.

The Company has two lines of credit aggregating $1.03 billion as of December 31, 2016 including a $1.0 billion unsecured line of credit. As of December 31, 2016, there was a $125.0 million balance on this unsecured line of credit with an underlying interest rate of LIBOR plus 0.90%. In January 2017, the facility maturity date was extended to December 31, 2020 with one 18-month extension, exercisable at the Company's option. The Company also has a $25.0 million working capital unsecured line of credit agreement. As of December 31, 2016, there were no amounts outstanding on this unsecured line with an underlying interest rate of LIBOR plus 0.90%.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2016 and 2015.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Derivative Activity

The Company uses interest rate swaps, interest rate caps, and total return swap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps and total return swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurements.

The Company has entered into interest rate swap contracts with an aggregate notional amount of $175.0 million, $25 million of which effectively fixed the interest rate on $25.0 million of the $100.0 million drawn on its $350.0 million unsecured term loan at 2.4%. The remaining $150.0 million in swaps are forward starting swaps, with settlement payments commencing in March 2017. These derivatives qualify for hedge accounting.

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

As of December 31, 2016 the Company also had three interest rate caps with an aggregate notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of December 31, 2016 and 2015, the aggregate carrying value of the interest rate swap contracts was an asset of $4.4 million and zero, respectively and is included in prepaid expenses and other assets on the consolidated balance sheets and a liability of $33.1 thousand and $1.0 million, respectively. The aggregate carrying value of the interest rate caps was zero on the balance sheets as of both December 31, 2016 and 2015. The aggregate carrying value of the total return swaps was zero and $4.0 thousand as of December 31, 2016 and 2015, respectively.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was income of $0.3 million for the year ended December 31, 2016. Hedge ineffectiveness was not significant for the years ended 2015 and 2014.

Issuance of Common Stock

In 2016, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity (only ESS) and debt securities as defined in the prospectus.

ESS has entered into equity distribution agreements with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc, Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc, and UBS Securities LLC. The Company did not issue any shares of common stock pursuant to its equity distribution program in 2016. In 2015, ESS issued 1,481,737 shares of common stock for proceeds of $332.3 million, net of fees and commissions. During the first quarter of 2017 through February 21, 2017, ESS has not issued any shares of common stock pursuant to this program. Under this program, ESS may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes. As of February 21, 2017, ESS may sell an additional 5,000,000 shares under the current equity distribution program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2016, non-revenue generating capital expenditures totaled approximately $1,219 per apartment home. The Company projects to incur approximately $1,250 per apartment home in non-revenue generating capital expenditures for the year ending December 31, 2017. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue, and do not include expenditures incurred, due to changes in government regulations, that the Company would not have incurred otherwise. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2017 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2016, the Company had two consolidated development projects comprised of 796 apartment homes with an estimated cost of $0.5 billion of which $0.4 billion remains to be expended, and four unconsolidated joint venture active development projects comprised of 1,427 apartment homes with an estimated cost of $0.8 billion, of which approximately $0.4 billion remains to be expended. The Company's share of these estimated remaining project costs is approximately $0.2 billion.

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

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2016, the Company had ownership interests in six major redevelopment communities aggregating 1,869 apartment homes with estimated redevelopment costs of $170.2 million, of which approximately $65.5 million remains to be expended.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2016, the Company had an interest in 1,427 apartment homes of communities actively under development with joint ventures for a total estimated cost of $0.8 billion. Total estimated remaining costs total approximately $0.4 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.2 billion. In addition, the Company had an interest in 11,274 apartment homes of operating communities with joint ventures for a total book value of $0.8 billion.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturity or due dates of the Company’s contractual obligations and other commitments at December 31, 2016, and the effect such obligations could have on the Company’s liquidity and cash flow in future periods ($ in thousands):

	2017	2018 and 2019	2020 and 2021	Thereafter	Total
Mortgage notes payable	$82,796	$878,529	$745,452	$441,313	$2,148,090
Unsecured debt	340,000	75,000	500,000	2,350,000	3,265,000
Lines of credit	—	125,000	—	—	125,000
Interest on indebtedness (1)	217,709	379,762	243,695	262,494	1,103,660
Ground leases	2,897	5,794	5,794	106,111	120,596
Operating leases	1,750	3,673	3,915	10,361	19,699
Development commitments (including co-investments) (2)	287,827	308,219	107,954	—	704,000
	$932,979	$1,775,977	$1,606,810	$3,170,279	$7,486,045

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2016.

(2)	Estimated project cost for development of the Company's 500 Folsom project is net of a projected value for low-income housing tax credit proceeds and savings from tax exempt bonds.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 19 DownREIT limited partnerships (comprising eleven communities), and 9 co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The consolidated total assets and liabilities related to the 9 consolidated co-investments and 19 DownREIT limited partnerships, net of intercompany eliminations, were approximately $989.3 million and $288.1 million, respectively, as of December 31, 2016, and $893.1 million and $231.8 million respectively, as of December 31, 2015. Noncontrolling interests in these entities was $52.9 million and $54.6 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company did not have any other VIEs of which it was not deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and amortized over the average remaining term of all acquired leases.

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

Net Operating Income

Same-Property net operating income (“Same-Property NOI”) is considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. Same-Property NOI, which is based on net operating income ("NOI"), reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. Prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, and NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenue less Same-Property operating expenses.

The reconciliation of earnings from operations to Same-Property NOI for the periods presented:

	2016	2015	2014
Earnings from operations	$420,800	$331,174	$201,514
Adjustments:
Depreciation and amortization	441,682	453,423	360,592
Management and other fees from affiliates	(8,278)	(8,909)	(9,347)
General and administrative	40,751	40,090	40,878
Merger and integration expenses	—	3,798	53,530
Acquisition and investment related costs	1,841	2,414	1,878
Net operating income	896,796	821,990	649,045
Less: Non Same-Property NOI	(115,934)	(99,320)	(60,464)
Same-Property NOI	$780,862	$722,670	$588,581

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's development and redevelopment pipeline and the sources of funding for it, the anticipated performance of existing properties, anticipated property and growth trends in various geographic regions, statements regarding the Company’s expected 2017 Same-Property revenue generally and in various areas, and 2017 Same-Property operating expenses, statements regarding the Company's financing activities, and the use of proceeds from such activities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company entered into interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2016, the Company has five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million, of the five-year unsecured term debt, $150.0 million of which relate to four forward starting interest rate swaps that have settlement payments starting in March 2017. As of December 31, 2016, the Company also had $281.7 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. All of the Company’s interest rate swaps are designated as cash flow hedges as of December 31, 2016. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2016. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2016.

			Carrying and	Estimated Carrying Value
		Maturity	Estimated	+ 50	- 50
($ in thousands)	Notional Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2017-2022	$4,406	$7,930	$883
Interest rate caps	20,674	2018-2019	—	1	—
Total cash flow hedges	$195,674	2017-2022	$4,406	$7,931	$883

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $257.3 million, that effectively converts $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread and carrying value of zero at December 31, 2016. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company’s $5.1 billion of fixed rate debt, including premiums, discounts and debt financing costs, at December 31, 2016, to be $5.1 billion.  Management has estimated the fair value of the Company’s $499.7 million of variable rate debt, including debt financing costs, at December 31, 2016, to be $502.8 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands).

	For the Years Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed rate debt	$422,263	$301,033	$651,362	$693,221	$550,876	$2,412,626	$5,031,381	$5,123,058
Average interest rate	2.7%	5.5%	4.3%	4.8%	4.3%	3.6%
Variable rate debt (1)	$533	$542	$125,592	$647	$708	$378,687	$506,709	$502,767
Average interest rate	1.5%	1.5%	1.8%	1.5%	1.5%	1.6%

(1)	$195.7 million is subject to interest rate protection agreements ($150.0 million in swaps have settlement payments starting in March 2017).

The table incorporates only those exposures that exist as of December 31, 2016; it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise during the period.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2016, ESS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, ESS’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, ESS’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by ESS in the reports that ESS files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that ESS  files or submits under the Exchange Act is accumulated and communicated to the ESS’s management, including ESS’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in ESS’s internal control over financial reporting, that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, ESS’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

ESS’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). ESS’s management assessed the effectiveness of ESS’s internal control over financial reporting as of December 31, 2016. In making this assessment, ESS’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ESS’s management has concluded that, as of December 31, 2016, its internal control over financial reporting was effective based on these criteria. ESS’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over ESS’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2016, the Operating Partnership carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner concluded that as of December 31, 2016, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the general partner, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Operating Partnership’s management has concluded that, as of December 31, 2016, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the heading “Board and Corporate Governance Matters,” to be filed with the SEC within 120 days of December 31, 2016.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Persons Transactions,” to be filed with the SEC within 120 days of December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees Paid to KPMG LLP,” to be filed with the SEC within 120 days of December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheets: As of December 31, 2016 and 2015	F- 4

Consolidated Statements of Income: Years ended December 31, 2016, 2015, and 2014	F- 5

Consolidated Statements of Comprehensive Income: Years ended December 31, 2016, 2015, and 2014	F- 6

Consolidated Statements of Equity: Years ended December 31, 2016, 2015, and 2014	F- 7

Consolidated Statements of Cash Flows: Years ended December 31, 2016, 2015, and 2014	F- 10

Notes to Consolidated Financial Statements	F- 20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F- 3

Consolidated Balance Sheets: As of December 31, 2016 and 2015	F- 12

Consolidated Statements of Income: Years ended December 31, 2016, 2015, and 2014	F- 13

Consolidated Statements of Comprehensive Income: Years ended December 31, 2016, 2015, and 2014	F- 14

Consolidated Statements of Capital: Years ended December 31, 2016, 2015, and 2014	F- 15

Consolidated Statements of Cash Flows: Years ended December 31, 2016, 2015, and 2014	F- 18

Notes to Consolidated Financial Statements	F- 20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2016	F- 51

(4) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(4) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 24, 2017

Report of Independent Registered Public Accounting Firm

The General Partner
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 24, 2017

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except share amounts)

	2016	2015
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,559,743	$2,522,842
Buildings and improvements	10,116,563	9,808,627
	12,676,306	12,331,469
Less accumulated depreciation	(2,311,546)	(1,949,892)
	10,364,760	10,381,577
Real estate under development	190,505	242,326
Co-investments	1,161,275	1,036,047
Real estate held for sale, net	101,957	26,879
	11,818,497	11,686,829
Cash and cash equivalents-unrestricted	64,921	29,683
Cash and cash equivalents-restricted	105,381	93,372
Marketable securities	139,189	137,485
Notes and other receivables	40,970	19,285
Prepaid expenses and other assets	48,450	41,730
Total assets	$12,217,408	$12,008,384
LIABILITIES AND EQUITY
Unsecured debt, net	$3,246,779	$3,088,680
Mortgage notes payable, net	2,191,481	2,215,077
Lines of credit	125,000	15,000
Accounts payable and accrued liabilities	138,226	131,415
Construction payable	35,909	40,953
Dividends payable	110,170	100,266
Other liabilities	32,922	34,518
Total liabilities	5,880,487	5,625,909
Commitments and contingencies
Redeemable noncontrolling interest	44,684	45,452
Equity:
Common stock; $.0001 par value, 670,000,000 and 656,020,000 shares authorized, respectively; 65,527,993 and 65,379,359 shares issued and outstanding, respectively	6	6
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	—	73,750
Additional paid-in capital	7,029,679	7,003,317
Distributions in excess of accumulated earnings	(805,409)	(797,329)
Accumulated other comprehensive loss, net	(32,098)	(42,011)
Total stockholders' equity	6,192,178	6,237,733
Noncontrolling interest	100,059	99,290
Total equity	6,292,237	6,337,023
Total liabilities and equity	$12,217,408	$12,008,384

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share and share amounts)

	2016	2015	2014
Revenues:
Rental and other property	$1,285,723	$1,185,498	$961,591
Management and other fees from affiliates	8,278	8,909	9,347
	1,294,001	1,194,407	970,938
Expenses:
Property operating, excluding real estate taxes	249,765	234,953	204,673
Real estate taxes	139,162	128,555	107,873
Depreciation and amortization	441,682	453,423	360,592
General and administrative	40,751	40,090	40,878
Merger and integration expenses	—	3,798	53,530
Acquisition and investment related costs	1,841	2,414	1,878
	873,201	863,233	769,424
Earnings from operations	420,800	331,174	201,514
Interest expense	(219,654)	(204,827)	(164,551)
Total return swap income	11,716	5,655	—
Interest and other income	27,305	19,143	11,811
Equity income from co-investments	48,698	21,861	39,893
Loss on early retirement of debt	(606)	(6,114)	(268)
Gain on sale of real estate and land	154,561	47,333	46,039
Deferred tax expense on gain on sale of real estate and land	(4,410)	—	—
Gain on remeasurement of co-investment	—	34,014	—
Net income	438,410	248,239	134,438
Net income attributable to noncontrolling interest	(23,431)	(16,119)	(12,288)
Net income attributable to controlling interest	414,979	232,120	122,150
Dividends to preferred stockholders	(1,314)	(5,255)	(5,291)
Excess of redemption value of preferred stock over the carrying value	(2,541)	—	—
Net income available to common stockholders	$411,124	$226,865	$116,859
Per share data:
Basic:
Net income available to common stockholders	$6.28	$3.50	$2.07
Weighted average number of shares outstanding during the year	65,471,540	64,871,717	56,546,959
Diluted:
Net income available to common stockholders	$6.27	$3.49	$2.06
Weighted average number of shares outstanding during the year	65,587,816	65,061,685	56,696,525

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Net income	$438,410	$248,239	$134,438
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	15,926	7,893	4,168
Changes in fair value of marketable securities, net	(828)	1,865	6,302
Reversal of unrealized gains upon the sale of marketable securities	(4,848)	—	(886)
Total other comprehensive income	10,250	9,758	9,584
Comprehensive income	448,660	257,997	144,022
Comprehensive income attributable to noncontrolling interest	(23,768)	(16,436)	(12,852)
Comprehensive income attributable to controlling interest	$424,892	$241,561	$131,170
See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2016, 2015 and 2014
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2013	2,950	73,750	37,421	4	2,345,763	(474,426)	(60,472)	113,619	1,998,238
Net income	—	—	—	—	—	122,150	—	12,288	134,438
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(841)	(45)	(886)
Changes in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	3,721	447	4,168
Changes in fair value of marketable securities	—	—	—	—	—	—	6,140	162	6,302
Issuance of common stock under:
Stock consideration in the Merger, net	—	—	23,067	2	3,774,085	—	—	—	3,774,087
Stock option and restricted stock plans, net	—	—	218	—	11,024	—	—	—	11,024
Equity distribution agreements, net	—	—	2,943	—	532,670	—	—	—	532,670
Equity-based compensation costs	—	—	—	—	5,719	—	—	6,153	11,872
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	(19,823)	—	—	(1,067)	(20,890)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	312	—	—	—	312
Conversion of Series G preferred stock	—	—	34	—	4,349	—	—	—	4,349
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,419,816	1,419,816
Retirement of noncontrolling interest	—	—	—	—	—	—	—	(1,419,816)	(1,419,816)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(17,069)	(17,069)
Redemptions of noncontrolling interest	—	—	—	—	(2,934)	—	—	(1,092)	(4,026)

Common and preferred stock dividends	—	—	—	—	—	(298,521)	—	—	(298,521)
Balances at December 31, 2014	2,950	73,750	63,683	6	6,651,165	(650,797)	(51,452)	113,396	6,136,068
Net income	—	—	—	—	—	232,120	—	16,119	248,239
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	7,637	256	7,893
Change in fair value of marketable securities	—	—	—	—	—	—	1,804	61	1,865
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	207	—	26,540	—	—	—	26,540
Sale of common stock, net	—	—	1,482	—	332,137	—	—	—	332,137
Equity based compensation costs	—	—	—	—	5,946	—	—	3,700	9,646
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	(7,657)	—	—	(12,115)	(19,772)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(2,615)	—	—	—	(2,615)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,705)	(21,705)
Redemptions of noncontrolling interest	—	—	7	—	(2,199)	—	—	(422)	(2,621)
Common and preferred stock dividends	—	—	—	—	—	(378,652)	—	—	(378,652)
Balances at December 31, 2015	2,950	$73,750	65,379	$6	$7,003,317	$(797,329)	$(42,011)	$99,290	$6,337,023
Net income	—	—	—	—	—	414,979	—	23,431	438,410
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(4,689)	(159)	(4,848)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	15,403	523	15,926
Change in fair value of marketable securities, net	—	—	—	—	—	—	(801)	(27)	(828)
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	140	—	18,949	—	—	—	18,949
Sale of common stock, net	—	—	—	—	(384)	—	—	—	(384)
Equity based compensation costs	—	—	—	—	8,246	—	—	2,653	10,899

Redemption of Series H preferred stock	(2,950)	(73,750)	—	—	2,541	(2,541)	—	—	(73,750)
Retirement of common stock, net	—	—	(5)	—	(1,045)	—	—	—	(1,045)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	172	—	—	596	768
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(25,854)	(25,854)
Redemptions of noncontrolling interest	—	—	14	—	(2,117)	—	—	(394)	(2,511)
Common and preferred stock dividends	—	—	—	—	—	(420,518)	—	—	(420,518)
Balances at December 31, 2016	—	$—	65,528	$6	$7,029,679	$(805,409)	$(32,098)	$100,059	$6,292,237

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$438,410	$248,239	$134,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441,682	453,423	360,592
Amortization of discount on marketable securities and other investments	(14,211)	(12,389)	(9,325)
Amortization of (premium) discount and financing costs, net	(15,234)	(19,361)	(14,672)
Gain on sale of marketable securities and other investments	(5,719)	(598)	(886)
Company's share of gain on the sales of co-investments	(13,046)	—	(6,558)
Earnings from co-investments	(35,652)	(21,861)	(33,335)
Operating distributions from co-investments	60,472	46,608	49,486
Gain on the sales of real estate and land	(154,561)	(47,333)	(46,039)
Equity-based compensation	10,899	6,061	8,740
Loss on early retirement of debt, net	606	6,114	268
Gain on remeasurement of co-investments	—	(34,014)	—
Noncash merger and integration expenses	—	—	9,025
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(2,328)	267	15,828
Accounts payable and accrued liabilities	1,701	(9,633)	24,233
Other liabilities	(496)	1,887	1,517
Net cash provided by operating activities	712,523	617,410	493,312
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(315,632)	(515,726)	(387,547)
Redevelopment	(83,927)	(99,346)	(81,429)
Development acquisitions of and additions to real estate under development	(76,455)	(157,900)	(152,766)
Capital expenditures on rental properties	(60,013)	(57,277)	(78,864)
Acquisition of membership interest in co-investments	—	(115,724)	—
Collections of notes and other receivables	4,070	—	76,585
Investments in notes receivable	(24,070)	—	—
Proceeds from insurance for property losses	5,543	16,811	35,547
BRE merger consideration paid	—	—	(555,826)
Proceeds from dispositions of real estate	239,289	319,008	141,189
Contributions to co-investments	(183,989)	(127,879)	(246,006)
Changes in restricted cash and refundable deposits	(14,138)	(14,068)	(36,582)
Purchases of marketable securities	(18,779)	(14,300)	(20,516)
Sales and maturities of marketable securities and other investments	30,458	8,907	8,753
Non-operating distributions from co-investments	76,231	31,938	150,306
Net cash used in investing activities	(421,412)	(725,556)	(1,147,156)
Cash flows from financing activities:

Borrowings under debt agreements	1,265,388	1,345,855	2,093,406
Repayment of debt	(1,018,126)	(1,197,351)	(1,814,020)
Repayment of cumulative redeemable preferred stock	(73,750)	—	—
Retirement of common stock	(1,045)	—	—
Additions to deferred charges	(7,926)	(8,034)	(17,402)
Net proceeds from issuance of common stock	(384)	332,137	531,379
Net proceeds from stock options exercised	18,949	26,540	11,039
Distributions to noncontrolling interest	(25,334)	(21,055)	(17,465)
Redemption of noncontrolling interest	(2,511)	(2,621)	(5,753)
Common and preferred stock dividends paid	(411,134)	(367,257)	(260,574)
Net cash (used in) provided by financing activities	(255,873)	108,214	520,610
Cash acquired from the BRE merger	—	—	140,353
Cash acquired from consolidation of co-investment	—	4,005	—
Net increase in cash and cash equivalents	35,238	4,073	7,119
Cash and cash equivalents at beginning of year	29,683	25,610	18,491
Cash and cash equivalents at end of year	$64,921	$29,683	$25,610

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$203,743	$181,106	$130,691
Interest capitalized	$12,486	$15,571	$22,510

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$—	$1,419,816
Retirement of Operating Partnership units	$—	$—	$(1,419,816)
Transfers between real estate under development to rental properties, net	$104,159	$308,704	$10,203
Transfer from real estate under development to co-investments	$9,919	$6,234	$83,574
Reclassifications (from) to redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$(768)	$22,387	$18,766
Debt assumed in connection with acquisition (excluding BRE merger)	$48,832	$114,435	$72,568
Debt deconsolidated in connection with BEX II transaction	$20,195	$—	$—

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except per unit amounts)

	2016	2015
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,559,743	$2,522,842
Buildings and improvements	10,116,563	9,808,627
	12,676,306	12,331,469
Less: accumulated depreciation	(2,311,546)	(1,949,892)
	10,364,760	10,381,577
Real estate under development	190,505	242,326
Co-investments	1,161,275	1,036,047
Real estate held for sale, net	101,957	26,879
	11,818,497	11,686,829
Cash and cash equivalents-unrestricted	64,921	29,683
Cash and cash equivalents-restricted	105,381	93,372
Marketable securities	139,189	137,485
Notes and other receivables	40,970	19,285
Prepaid expenses and other assets	48,450	41,730
Total assets	$12,217,408	$12,008,384
LIABILITIES AND CAPITAL
Unsecured debt, net	$3,246,779	$3,088,680
Mortgage notes payable, net	2,191,481	2,215,077
Lines of credit	125,000	15,000
Accounts payable and accrued liabilities	138,226	131,415
Construction payable	35,909	40,953
Distributions payable	110,170	100,266
Other liabilities	32,922	34,518
Total liabilities	5,880,487	5,625,909
Commitments and contingencies
Redeemable noncontrolling interest	44,684	45,452
Capital:
General Partner:
Common equity (65,527,993 and 65,379,359 units issued and outstanding, respectively)	6,224,276	6,208,535
Series H 7.125% Preferred interest (liquidation value $0 and $73,750, respectively)	—	71,209
	6,224,276	6,279,744
Limited Partners:
Common equity (2,237,290 and 2,214,545 units issued and outstanding, respectively)	49,436	47,235
Accumulated other comprehensive loss	(29,348)	(39,598)
Total partners' capital	6,244,364	6,287,381
Noncontrolling interest	47,873	49,642
Total capital	6,292,237	6,337,023
Total liabilities and capital	$12,217,408	$12,008,384

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Income
Years ended December 31, 2016, 2015, and 2014
(Dollars in thousands, except per unit and unit amounts)

	2016	2015	2014
Revenues:
Rental and other property	$1,285,723	$1,185,498	$961,591
Management and other fees from affiliates	8,278	8,909	9,347
	1,294,001	1,194,407	970,938
Expenses:
Property operating, excluding real estate taxes	249,765	234,953	204,673
Real estate taxes	139,162	128,555	107,873
Depreciation and amortization	441,682	453,423	360,592
General and administrative	40,751	40,090	40,878
Merger and integration expenses	—	3,798	53,530
Acquisition and investment related costs	1,841	2,414	1,878
	873,201	863,233	769,424
Earnings from operations	420,800	331,174	201,514
Interest expense	(219,654)	(204,827)	(164,551)
Total return swap income	11,716	5,655	—
Interest and other income	27,305	19,143	11,811
Equity income from co-investments	48,698	21,861	39,893
Loss on early retirement of debt, net	(606)	(6,114)	(268)
Gain on sale of real estate and land	154,561	47,333	46,039
Deferred tax expense on gain on sale of real estate and land	(4,410)	—	—
Gain on remeasurement of co-investment	—	34,014	—
Net income	438,410	248,239	134,438
Net income attributable to noncontrolling interest	(9,342)	(8,295)	(7,421)
Net income attributable to controlling interest	429,068	239,944	127,017
Preferred interest distributions	(1,314)	(5,255)	(5,291)
Excess of redemption value of preferred units over the carrying value	(2,541)	—	—
Net income available to common unitholders	$425,213	$234,689	$121,726
Per unit data:
Basic:
Net income available to common unitholders	$6.28	$3.50	$2.07
Weighted average number of common units outstanding during the year	67,695,640	67,054,184	58,771,666
Diluted:
Net income available to common unitholders	$6.27	$3.49	$2.07
Weighted average number of common units outstanding during the year	67,811,916	67,244,152	58,921,232

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Net income	$438,410	$248,239	$134,438
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	15,926	7,893	4,168
Changes in fair value of marketable securities, net	(828)	1,865	6,302
Reversal of unrealized gains upon the sale of marketable securities	(4,848)	—	(886)
Total other comprehensive income	10,250	9,758	9,584
Comprehensive income	448,660	257,997	144,022
Comprehensive income attributable to noncontrolling interest	(9,342)	(8,295)	(7,421)
Comprehensive income attributable to controlling interest	$439,318	$249,702	$136,601

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2016, 2015, and 2014
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	other
	Common Equity		Equity	Common Equity		Equity	comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	Amount	loss, net	Interest	Total
Balances at December 31, 2013	37,421	1,873,882	71,209	2,150	45,957	—	(58,940)	66,130	1,998,238
Net income	—	116,859	5,291	—	4,867	—	—	7,421	134,438
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(886)	—	(886)
Changes in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	4,168	—	4,168
Changes in fair value of marketable securities	—	—	—	—	—	—	6,302	—	6,302
Issuance of common units under:
Common stock issued as consideration by general partner in merger	23,067	3,774,087	—	—	—	—	—	—	3,774,087
General partner's stock based compensation, net	218	11,024	—	—	—	—	—	—	11,024
Sale of common stock by the general partner, net	2,943	532,670	—	—	—	—	—	—	532,670
Equity-based compensation costs	—	5,719	—	28	6,153	—	—	—	11,872
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	(19,823)	—	(10)	4,017	—	—	(5,084)	(20,890)
Changes in the redemption value of redeemable noncontrolling interest	—	312	—	—	—	—	—	—	312
Conversion of Series G preferred stock	34	4,349	—	—	—	—	—	—	4,349
Contributions from noncontrolling interest	—	—	—	8,561	1,419,816	—	—	—	1,419,816
Retirement of noncontrolling interest	—	—	—	(8,561)	(1,419,816)	—	—	—	(1,419,816)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,890)	(4,890)
Redemptions	—	(3,374)	—	—	(1,181)	—	—	(942)	(5,497)
Distributions declared	—	(292,790)	(5,291)	—	(11,148)	—	—	—	(309,229)

Balances at December 31, 2014	63,683	6,002,915	71,209	2,168	48,665	—	(49,356)	62,635	6,136,068
Net income	—	226,865	5,255	—	7,824	—	—	8,295	248,239
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	7,893	—	7,893
Changes in fair value of marketable securities	—	—	—	—	—	—	1,865	—	1,865
Issuance of common units under:
General partner's stock based, net compensation	207	26,540	—	—	—	—	—	—	26,540
Sale of common stock by the general partner, net	1,482	332,137	—	—	—	—	—	—	332,137
Equity based compensation costs	—	5,946	—	54	3,700	—	—	—	9,646
Changes in redemption value of redeemable noncontrolling interest	—	(2,615)	—	—	—	—	—	—	(2,615)
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	(7,657)	—	—	—	—	—	(12,115)	(19,772)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8,751)	(8,751)
Redemptions	7	(2,199)	—	(7)	—	—	—	(422)	(2,621)
Distributions declared	—	(373,397)	(5,255)	—	(12,954)	—	—	—	(391,606)
Balances at December 31, 2015	65,379	$6,208,535	$71,209	2,215	$47,235	$—	$(39,598)	$49,642	$6,337,023
Net income	—	411,124	3,855	—	14,089	—	—	9,342	438,410
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(4,848)	—	(4,848)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	15,926	—	15,926
Change in fair value of marketable securities, net	—	—	—	—	—	—	(828)	—	(828)
Issuance of common stock under:
General partner's stock based compensation, net	140	18,949	—	—	—	—	—	—	18,949
Sale of common stock by general partner, net	—	(384)	—	—	—	—	—	—	(384)
Equity based compensation costs	—	8,246	—	37	2,653	—	—	—	10,899
Redemption of Series H preferred units	—	—	(73,750)	—	—	—	—	—	(73,750)
Retirement of common units, net	(5)	(1,045)	—	—	—	—	—	—	(1,045)

Changes in the redemption value of redeemable noncontrolling interest	—	172	—	—	—	—	—	596	768
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11,296)	(11,296)
Redemptions	14	(2,117)	—	(15)	17	—	—	(411)	(2,511)
Distributions declared	—	(419,204)	(1,314)	—	(14,558)	—	—	—	(435,076)
Balances at December 31, 2016	65,528	$6,224,276	$—	2,237	$49,436	$—	$(29,348)	$47,873	$6,292,237

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$438,410	$248,239	$134,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441,682	453,423	360,592
Amortization of discount on marketable securities and other investments	(14,211)	(12,389)	(9,325)
Amortization of (premium) discount and financing costs, net	(15,234)	(19,361)	(14,672)
Gain on sale of marketable securities and other investments	(5,719)	(598)	(886)
Company's share of gain on the sales of co-investments	(13,046)	—	(6,558)
Earnings from co-investments	(35,652)	(21,861)	(33,335)
Operating distributions from co-investments	60,472	46,608	49,486
Gain on the sales of real estate and land	(154,561)	(47,333)	(46,039)
Equity-based compensation	10,899	6,061	8,740
Loss on early retirement of debt, net	606	6,114	268
Gain on remeasurement of co-investment	—	(34,014)	—
Noncash merger and integration expenses	—	—	9,025
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(2,328)	267	15,828
Accounts payable and accrued liabilities	1,701	(9,633)	24,233
Other liabilities	(496)	1,887	1,517
Net cash provided by operating activities	712,523	617,410	493,312
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(315,632)	(515,726)	(387,547)
Redevelopment	(83,927)	(99,346)	(81,429)
Development acquisitions of and additions to real estate under development	(76,455)	(157,900)	(152,766)
Capital expenditures on rental properties	(60,013)	(57,277)	(78,864)
Acquisition of membership interest in co-investments	—	(115,724)	—
Collections of notes and other receivables	4,070	—	76,585
Investments in notes receivable	(24,070)	—	—
Proceeds from insurance for property losses	5,543	16,811	35,547
BRE merger consideration paid	—	—	(555,826)
Proceeds from dispositions of real estate	239,289	319,008	141,189
Contributions to co-investments	(183,989)	(127,879)	(246,006)
Changes in restricted cash and refundable deposits	(14,138)	(14,068)	(36,582)
Purchases of marketable securities	(18,779)	(14,300)	(20,516)
Sales and maturities of marketable securities and other investments	30,458	8,907	8,753
Non-operating distributions from co-investments	76,231	31,938	150,306
Net cash used in investing activities	(421,412)	(725,556)	(1,147,156)
Cash flows from financing activities:

Borrowings under debt agreements	1,265,388	1,345,855	2,093,406
Repayment of debt	(1,018,126)	(1,197,351)	(1,814,020)
Repayment of cumulative redeemable preferred stock	(73,750)	—	—
Retirement of common stock	(1,045)	—	—
Additions to deferred charges	(7,926)	(8,034)	(17,402)
Net proceeds from issuance of common units	(384)	332,137	531,379
Net proceeds from stock options exercised	18,949	26,540	11,039
Distributions to noncontrolling interest	(6,960)	(7,615)	(4,841)
Redemption of noncontrolling interests	(2,511)	(2,621)	(802)
Common and preferred units and preferred interests distributions paid	(429,508)	(380,697)	(278,149)
Net cash (used in) provided by financing activities	(255,873)	108,214	520,610
Cash acquired from the BRE merger	—	—	140,353
Cash acquired from consolidation of co-investment	—	4,005	—
Net increase in cash and cash equivalents	35,238	4,073	7,119
Cash and cash equivalents at beginning of year	29,683	25,610	18,491
Cash and cash equivalents at end of year	$64,921	$29,683	$25,610

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$203,743	$181,106	$130,691
Interest capitalized	$12,486	$15,571	$22,510

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$—	$1,419,816
Retirement of Operating Partnership units	$—	$—	$(1,419,816)
Transfers between real estate under development to rental properties, net	$104,159	$308,704	$10,203
Transfer from real estate under development to co-investments	$9,919	$6,234	$83,574
Reclassifications (from) to redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$(768)	$22,387	$18,766
Debt assumed in connection with acquisition (excluding BRE merger)	$48,832	$114,435	$72,568
Debt deconsolidated in connection with BEX II transaction	$20,195	$—	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

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

ESS is the sole general partner in the Operating Partnership with a 96.7% general partner interest and the limited partners owned a 3.3% interest as of December 31, 2016. The limited partners may convert their Operating Partnership units into an equivalent number of shares of common stock. Total Operating Partnership limited partnership units outstanding were 2,237,290 and 2,214,545 as of December 31, 2016 and 2015, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $520.2 million and $530.2 million, as of December 31, 2016 and 2015, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2016, the Company owned or had ownership interests in 245 apartment communities, (aggregating 59,645 apartment homes), two operating commercial buildings, and six active development projects (collectively, the “Portfolio”). The communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements and prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made in prior period amounts to conform to the current year’s presentation including the reclassification of $3.3 million in deferred financing costs related to lines of credit which were reclassified from lines of credit to prepaid expenses and other assets as of December 31, 2015. Such reclassifications had no net effect on previously reported financial results.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

Noncontrolling interest includes the 3.3% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2016 and 2015. These percentages include the Operating Partnership’s vested long term incentive plan units (see Note 12).

(b) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of the new standard by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The new standard may be applied using either a full retrospective or a modified approach upon adoption. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

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

In June 2016, the FASB issued ASU No. 2016-13 "Measure of Credit Losses on Financial Instruments", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

when losses are probable and loss reversals are not permitted. The new standard will be effective for the Company beginning on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In August 2016, the FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which requires entities to adhere to a uniform classification and presentation of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the impact of the other items identified in the ASU to be material on its consolidated results of operations or financial position.

In October 2016, the FASB issued ASU No. 2016-17 "Interests Held through Related Parties that are Under Common Control", which further refines the consolidation guidance of variable interest entities as outlined in ASU 2015-02 "Consolidation: Amendments to the Consolidation Analysis" (which became effective for the Company since January 2016) and requires entities to consider only their proportionate indirect interest in a variable interest entity held through an entity under common control. Currently, U.S. GAAP requires entities to consider such proportionate indirect interests as if the entities held the interest themselves. This new standard will be effective for the Company beginning January 1, 2017 and early adoption is permitted. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows", which requires entities to include restricted cash and restricted cash equivalents in the reconciliation of beginning-of period to the end-of-period of cash and cash equivalents in the statement of cash flows. This new standard seeks to eliminate the current diversity in practice in how changes in restricted cash and restricted cash equivalents is presented in the statement of cash flows. This new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations: Clarifying the Definition of a Business", which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, U.S. GAAP does not specify the minimum inputs and processes required for an integrated set of assets and activities to meet the definition of a business, causing a broad interpretation of the definition of a business. This new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

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

The depreciable life of various categories of fixed assets is as follows:

Computer software and equipment	3 - 5 years
Interior apartment home improvements	5 years
Furniture, fixtures and equipment	5 - 10 years
Land improvements and certain exterior components of real property	10 years
Real estate structures	30 years

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

The Company allocates the purchase price of real estate to land and building including personal property, and identifiable intangible assets, such as the value of above, below and in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired, which in the case of below market leases the Company assumes lessees will elect to renew their leases. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases is $1.4 million and $2.9 million as of December 31, 2016 and 2015, respectively, and are included in prepaid expenses and other assets on the Company's consolidated balance sheets.

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

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell. As of December 31, 2016 one property was classified as held for sale. As of December 31, 2015 two properties were classified as held for sale. No impairment charges were recorded in 2016, 2015 or 2014.

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
December 31, 2016, 2015, and 2014

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

(g)  Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements as discussed later in Note 2), and any unrealized gain or loss is recorded as other comprehensive income. There were no other than temporary impairment charges for the years ended December 31, 2016, 2015, and 2014. Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statements of income.

As of December 31, 2016 and 2015, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, investment funds that invest in U.S. treasury or agency securities, and other limited partnership investments. As of December 31, 2016 and 2015, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of December 31, 2016 and 2015 marketable securities consist of the following ($ in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$19,604	$(73)	$19,531
Investment funds - U.S. treasuries	10,022	(22)	10,000
Common stock and stock funds	13,696	1,569	15,265
Held to maturity:
Mortgage backed securities	94,393	—	94,393
Total - Marketable securities	$137,715	$1,474	$139,189

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

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

For the years ended December 31, 2016, 2015 and 2014, the proceeds from sales of available for sale securities totaled $30.5 million, $3.3 million and $8.8 million, respectively. For the years ended December 31, 2016, 2015 and 2014 these sales resulted in gains of $4.8 million, no net gains or losses, and gains of $0.9 million, respectively.

For the year ended December 31, 2015, the proceeds from the sale of other investments totaled $5.6 million, which resulted in a realized gain of $0.6 million recorded in interest and other income on the consolidated statements of income. There were no such sales for the years ended December 31, 2016 and 2014.

(h) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans and are secured by real estate. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2016 and 2015, no notes were impaired.

(i) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs as well as capitalized development and redevelopment fees totaled $18.5 million, $17.6 million and $17.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, most of which relates to development projects. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

(j) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements. Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar assets and liabilities in active

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

markets and inputs other than quoted prices observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability. The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities. The Company uses Level 2 inputs for its investments in unsecured bonds, notes receivable, notes payable, and derivative assets/liabilities. These inputs include interest rates for similar financial instruments. The Company’s valuation methodology for derivatives is described in Note 8. The Company uses Level 3 inputs to estimate the fair value of its mortgage backed securities. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of the outstanding balances under its notes and other receivables approximate fair value as of December 31, 2016 and 2015, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $5.1 billion and $4.8 billion, including premiums, discounts and debt financing costs, at December 31, 2016 and 2015, respectively, to be $5.1 billion and $4.8 billion. Management has estimated the fair value of the Company’s $499.7 million and $525.3 million of variable rate debt, including debt financing costs, at December 31, 2016 and 2015, respectively, to be $502.8 million and $527.6 million based on the terms of the Company’s existing variable rate debt compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payable, other liabilities and dividends payable approximate fair value as of December 31, 2016 and 2015 due to the short-term maturity of these instruments. Marketable securities, excluding mortgage backed securities, and derivative assets/liabilities are carried at fair value as of December 31, 2016 and 2015.

At December 31, 2016 and 2015, the Company’s investments in mortgage backed securities had a carrying value of $94.4 million and $80.4 million, respectively. The Company estimated the fair value of investment in mortgage backed securities at December 31, 2016 and 2015 to be approximately $108.8 million and $110.2 million, respectively. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (Level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

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

The Company records all derivatives on its consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

(l) Income Taxes

Generally in any year in which ESS qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2016 as ESS has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude ESS from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. In general, the activities and tax related provisions, assets and liabilities are not material. In 2016, a taxable REIT subsidiary sold two properties that it had acquired in 2007, resulting in Company's recognition of a deferred income tax expense of approximately $4.4 million.

As a partnership, the Operating Partnership is not subject to federal or state income taxes except that in order to maintain ESS’s compliance with REIT tax rules that are applicable to ESS, the Operating Partnership utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Operating Partnership.

The status of cash dividends distributed for the years ended December 31, 2016, 2015, and 2014 related to common stock, Series G and Series H preferred stock are classified for tax purposes as follows:

	2016	2015	2014
Common Stock
Ordinary income	86.68%	99.28%	70.03%
Capital gain	7.11%	0.72%	21.95%
Unrecaptured section 1250 capital gain	6.21%	—%	8.02%
	100.00%	100.00%	100.00%

	2016	2015	2014
Series G and H Preferred stock
Ordinary income	86.68%	99.28%	70.03%
Capital gains	7.11%	0.72%	21.95%
Unrecaptured section 1250 capital gain	6.21%	—%	8.02%
	100.00%	100.00%	100.00%

(m) Equity-based Compensation

The cost of share and unit based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 12) are being amortized over the expected service periods.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

(n) Changes in Accumulated Other Comprehensive Loss, by Component

Changes in Accumulated Other Comprehensive Loss, Net, by Component
Essex Property Trust, Inc. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2015	$(48,366)	$6,355	$(42,011)
Other comprehensive income before reclassification	25,371	(801)	24,570
Amounts reclassified from accumulated other comprehensive loss	(9,968)	(4,689)	(14,657)
Other comprehensive income	15,403	(5,490)	9,913
Balance at December 31, 2016	$(32,963)	$865	$(32,098)

Changes in Accumulated Other Comprehensive Loss, by Component
Essex Portfolio, L.P. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2015	$(46,087)	$6,489	$(39,598)
Other comprehensive income before reclassification	26,234	(828)	25,406
Amounts reclassified from accumulated other comprehensive loss	(10,308)	(4,848)	(15,156)
Other comprehensive income	15,926	(5,676)	10,250
Balance at December 31, 2016	$(30,161)	$813	$(29,348)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded to interest expense on the consolidated statements of income. Realized gains and losses on available for sale securities are included in interest and other income on the consolidated statements of income.

(o) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $44.7 million and $45.5 million as of December 31, 2016 and 2015, respectively. The amounts represent limited partners' interests as to which it is outside of the Company’s control to redeem the noncontrolling interests with Company common stock and may potentially be redeemed for cash.

The changes in the redemption value of redeemable noncontrolling interests for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Balance at January 1,	$45,452	$23,256	$—
Reclassifications due to change in redemption value and other	(768)	22,196	18,505
Redemptions	—	—	—
Additions	—	—	4,751
Balance at December 31,	$44,684	$45,452	$23,256

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

(p) Accounting Estimates

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

(q) Variable Interest Entities

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation: Amendments to the Consolidation Analysis," which provides new consolidation guidance and makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The Company adopted ASU No. 2015-02 on January 1, 2016. Based on the Company’s evaluation of the new standard, it determined that no change was required to its accounting for variable interest entities (“VIEs”). However, under the guidance of ASU No. 2015-02, 9 previously consolidated co-investments now meet the definition of a VIE and require additional disclosure about these VIEs which the Company continues to consolidate as the Company was determined to be the primary beneficiary.

The Company continues to be the primary beneficiary and consolidates the Operating Partnership and 19 DownREIT limited partnerships (comprising eleven communities). Commencing on January 1, 2016, 9 other consolidated co-investments were determined to be VIEs and the Company continues to consolidate those co-investments as the Company was determined to be the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the 9 consolidated co-investments and 19 DownREIT limited partnerships, net of intercompany eliminations, were approximately $989.3 million and $288.1 million, respectively, as of December 31, 2016, and $893.1 million and $231.8 million, respectively, as of December 31, 2015. Noncontrolling interests in these entities was $52.9 million and $54.6 million as of December 31, 2016 and 2015, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE.

The DownREIT VIEs collectively own eleven apartment communities in which Essex Management Company (“EMC”) is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. Total DownREIT units outstanding were 952,140 and 963,172 as of December 31, 2016 and 2015 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $221.4 million and $230.6 million, as of December 31, 2016 and 2015, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $44.7 million and $45.5 million as of December 31, 2016 and 2015, respectively. The amounts represent units of limited partners' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner's right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common stock was $18.6 million and $18.4 million as of December 31, 2016 and 2015, respectively and is classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2016 and 2015, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

(r) Discontinued Operations

The Company determined that the disposals during the years ended December 31, 2016 and 2015 were not considered discontinued operations in accordance with ASU 2014-08. The gains related to these disposals are recorded in gain on sale of real estate and land in the consolidated statements of income.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2016, the Company purchased four communities consisting of 753 apartment homes for $333.7 million. The table below summarizes acquisition activity for the year ended December 31, 2016 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2016	Purchase Price
Mio	San Jose, CA	103	100%	Q1	$51.3
Form 15	San Diego, CA	242	100%	Q1	97.4
Emerson Valley Village	Los Angeles, CA	144	100%	Q4	67.0
Ashton Sherman Village	Los Angeles, CA	264	100%	Q4	118.0
Total 2016		753			$333.7

The $333.7 million aggregate purchase price for the acquisitions listed above were included on the Company's consolidated balance sheet as follows: $72.4 million was included in land and land improvements, $259.3 million was included in buildings and improvements, and $2.0 million was included in prepaid expenses and other assets, within the Company's consolidated balance sheets.

For the year ended December 31, 2015, the Company purchased seven communities consisting of 1,722 apartment homes for $638.1 million.

(b) Sales of Real Estate Investments

For the year ended December 31, 2016, the Company sold three communities consisting of 323 apartment homes for $80.8 million resulting in gains totaling $14.0 million, net of $4.4 million deferred tax on gain on sale of real estate. The table below summarizes disposition activity for the year ended December 31, 2016 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2016	Sales Price	Gains
Harvest Park	Santa Rosa, CA	104	100%	EPLP	Q1	$30.5	$6.4	(1)
Tuscana	Tracy, CA	30	100%	EPLP	Q4	6.7	0.3	(2)
Candlewood North	Northridge, CA	189	100%	EPLP	Q4	43.6	7.3
Total 2016		323				$80.8	$14.0

(1)	Net of $4.3 million deferred tax on gain on sale of real estate.

(2)	Net of $0.1 million deferred tax on gain on sale of real estate.

During 2016, the Company sold its former headquarters office building, located in Palo Alto, CA, for gross proceeds of $18.0 million, resulting in a gain of $9.6 million, which is included in the line item gain on sale of real estate and land in the Company's consolidated statement of income.

During 2015, the Company sold two communities, consisting of 848 apartment homes, for $308.8 million resulting in gains totaling $44.9 million, which are included in the line item gain on sale of real estate and land in the Company's consolidated statement of income. In March 2015, the Company sold two commercial buildings, located in Emeryville, CA for $13.0 million,

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

resulting in gain of $2.4 million, which are included in the line item gain on sale of real estate and land in the Company's consolidated statements of income.

During 2014, the Company sold four communities, consisting of 594 apartment homes, for $120.4 million resulting in gains totaling $43.6 million, which are included in the line item gain on sale of real estate and land in the Company's consolidated statements of income.

(c) Real Estate Assets Held for Sale, net

As of December 31, 2016, Jefferson at Hollywood, a 270 apartment home community, located in Los Angeles, CA, was classified as held for sale. The carrying value of $102.0 million is included in real estate assets held for sale, net, on the Company's consolidated balance sheet.

(d) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments own, operate, and develop apartment communities.

During 2016, a co-investment of the Company sold two communities, consisting of 532 apartment homes, for $147.3 million, resulting in gains totaling $13.0 million, which represents the Company's share of the gain, and are included in the line item equity income from co-investments in the Company's consolidated statements of income.

In November 2016, the Company converted its preferred equity investment, with a carrying value of $12.9 million, in a limited liability company that owns a property located in San Jose, CA to a 50.1% equity interest ownership. The Company continues to account for its interest in this limited liability company under the equity method.

In November 2016, the Company contributed four wholly owned properties into a new entity, BEX II. In December 2016, the Company sold a 49.9% ownership interest in BEX II to a third party. Subsequent to the sale the Company accounts for its interest in BEX II under the equity method. The sale of the 49.9% ownership interest resulted in a gain of $126.6 million, which is included in the line item gain on sale of real estate and land in the Company's consolidated statement of income.

The carrying values of the Company’s co-investments as of December 31, 2016 and 2015 are as follows ($ in thousands):

	Ownership	December 31,
	Percentage	2016	2015
Membership interest/Partnership interest in:
CPPIB	50%-55%	$422,068	$422,317
Wesco I, III and IV	50%	180,687	218,902
Palm Valley	50%	68,396	68,525
BEXAEW	50%	47,963	88,850
BEX II	50%	19,078	—
Other	50%-55%	43,713	32,927
Total operating co-investments		781,905	831,521
Total development co-investments	50%-55%	157,317	98,214
Total preferred interest co-investments (includes related party investments of $35.9 million and $35.8 million as of December 31, 2016 and December 31, 2015, respectively - FN 5 - Related Party Transactions for further discussion)		222,053	106,312
Total co-investments		$1,161,275	$1,036,047

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2016	2015
Combined balance sheets: (1)
Rental properties and real estate under development	$3,807,245	$3,360,360
Other assets	121,505	96,785
Total assets	$3,928,750	$3,457,145
Debt	$1,617,639	$1,499,601
Other liabilities	74,607	92,241
Equity	2,236,504	1,865,303
Total liabilities and equity	$3,928,750	$3,457,145
Company's share of equity	$1,161,275	$1,036,047

	Years ended December 31,
	2016	2015	2014
Combined statements of income: (1)
Property revenues	$289,011	$260,175	$188,548
Property operating expenses	(99,637)	(93,067)	(71,419)
Net operating income	189,374	167,108	117,129
Gain on sale of real estate	28,291	14	23,333
Interest expense	(46,894)	(44,834)	(39,990)
General and administrative	(7,448)	(5,879)	(6,321)
Equity income from co-investments (2)	—	—	26,798
Depreciation and amortization	(103,986)	(103,613)	(74,657)
Net income	$59,337	$12,796	$46,292
Company's share of net income (3)	$48,698	$21,861	$39,893

(1)	Includes preferred equity investments held by the Company.

(2)	Represents income from Wesco II's preferred equity investment in Park Merced.

(3)
Includes the Company's share of equity income from co-investments, income from preferred equity investments, gain on sale of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes income earned from investments with a related party of $3.4 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively.

Operating Co-investments

As of December 31, 2016 and 2015, the Company, through several joint ventures, owned 11,274 and 10,520 apartment homes, respectively, in operating communities. The Company owns 50%-55% of these joint ventures and the Company’s book value of these co-investments was $781.9 million and $831.5 million at December 31, 2016 and 2015, respectively.

Development Co-Investments

As of December 31, 2016 and 2015, the Company, through several joint ventures, owned 1,427 and 1,676 apartment homes, respectively, in development communities. The Company owns 50%-55% of these joint ventures and the Company’s book value of these co-investments was $157.3 million and $98.2 million at December 31, 2016 and 2015, respectively.

In February 2015, the Company entered into a joint venture to develop 500 Folsom, a multi-family community comprised of 545 apartment homes located in San Francisco, California. The Company has a 50% ownership interest in the development

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

which has a projected total cost of $415.0 million. Construction began in the fourth quarter of 2015 and the property is projected to open in the fourth quarter of 2018. At December 31, 2016, the total remaining estimated costs to be incurred on this project were $307.6 million, of which the Company’s portion of the remaining costs was $153.7 million.

Preferred Equity Investments

As of December 31, 2016 and 2015, the Company held preferred equity investment interests in several joint-ventures which own real estate. The Company’s book value of these preferred equity investments was $222.1 million and $106.3 million at December 31, 2016 and 2015, respectively.
In March 2016, the Company made a commitment to fund a $47.1 million preferred equity investment in a limited liability company located in Glendale, CA. As of December 31, 2016, the entire commitment of $47.1 million was funded. This investment earns a 12.0% preferred return and is scheduled to mature in March 2020.

In May 2016, the Company made a $23.7 million preferred equity investment in a limited liability company located in Seattle, WA. This investment will accrue interest based on a 10.0% compounded preferred return for the first 30 months, after which the rate may decrease to 8.0% if certain loan-to-value thresholds are met and is scheduled to mature in November 2020.

In August 2016, the Company made a commitment to fund a $11.6 million preferred equity investment in a limited liability company located in Santa Ana, CA. As of December 31, 2016, the entire commitment of $11.6 million was funded. This investment will accrue interest based on a 12.0% compounded preferred return and is scheduled to mature in March 2020.

In November 2016, the Company made a $23.0 million preferred equity investments in a limited liability company located in San Jose, CA. The investment accrues interest based on a 11.0% compounded preferred return which will decrease to 9.0% upon stabilization of the operating property which the limited liability company owns. This investment is scheduled to mature on the later of the date when permanent financing is obtained or November 2019.

In November 2016, the Company made a $10.7 million preferred equity investment in a limited liability company located in Redmond, WA. The investment accrues interest based on a 11.0% compounded preferred return for the first 30 months, after which the rate may decrease to 9.5% if certain loan-to-value thresholds are met and is scheduled to mature in November 2020.

In March 2015, a multi-family property, located in Anaheim, CA that was owned by an entity affiliated with a related party, in which the Company held a $13.7 million preferred equity investment, was sold. That investment of $13.7 million plus an additional $1.3 million in cash was invested as outlined in the next paragraph. Prior to the property sale, the $13.7 million preferred equity investment earned a 9.0% preferred return.

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

(e) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2016, the Company had two consolidated development projects, four unconsolidated joint venture development projects, and various consolidated predevelopment projects, aggregating 2,223 apartment homes for an estimated total cost of $1.3 billion, of which $704.0 million remains to be expended. The Company’s portion of the remaining costs was $528.0 million at December 31, 2016.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2016 and 2015 ($ in thousands):

	2016	2015
Note receivable, secured, bearing interest at 10.75%, due September 2020	$17,685	$—
Related party note receivable, secured, bearing interest at 9.5%, due October 2019(2)	6,593	—
Note receivable, secured, bearing interest at 6.0%, due December 2016	—	3,219
Notes and other receivables from affiliates (1)	4,695	3,092
Other receivables	11,997	12,974
Total notes and receivables	$40,970	$19,285

(1)
The Company had $4.7 million and $3.1 million of short-term loans outstanding and due from various joint ventures as of December 31, 2016 and 2015, respectively. See Note 5, Related Party Transactions, for additional details.

(2)	See Note 5, Related Party Transactions, for additional details.

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013. For the year ended December 31, 2016, the Company paid brokerage commissions totaling $1.1 million to affiliates of MMC related to real estate transactions. There were no brokerage commissions paid by the Company to MMI or its affiliates during 2015 and 2014.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates total $12.4 million, $15.6 million, and $16.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $4.2 million, $6.7 million, and $7.2 million against general and administrative expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

As described in Note 4, the Company has provided short-term bridge loans to affiliates. As of December 31, 2016 and 2015, $4.7 million and $3.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is also classified within notes and other receivables in the accompanying consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

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

(6) Unsecured Debt

ESS does not have any indebtedness as all debt is incurred by the Operating Partnership. ESS guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

Unsecured debt consists of the following as of December 31, 2016 and 2015 ($ in thousands):

	2016	2015	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$314,190	$463,891	3.6
Term loan - variable rate	98,189	224,467	5.1
Bonds public offering - fixed rate	2,834,400	2,400,322	6.3
Unsecured debt, net (1)	3,246,779	3,088,680
Lines of credit (2)	125,000	15,000
Total unsecured debt	$3,371,779	$3,103,680
Weighted average interest rate on fixed rate unsecured and unsecured private placement bonds	3.6%	3.6%
Weighted average interest rate on variable rate term loan	2.3%	2.4%
Weighted average interest rate on lines of credit	1.8%	1.9%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

(1)
Includes unamortized premium and discounts of $(0.1) million and $14.3 million and reduced by unamortized debt issuance costs of $18.1 million and $15.6 million as of December 31, 2016 and 2015, respectively.

(2)
Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.03 billion, excludes unamortized debt issuance costs of $3.3 million as of both December 31, 2016 and 2015. The debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets.

As of December 31, 2016 and 2015, the Company had $315.0 million and $465.0 million of private placement unsecured bonds outstanding at an average effective interest rate of 4.5%, for both periods.

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2016 and 2015 ($ in thousands):

	Maturity	2016	2015	Coupon Rate
Senior unsecured private placement notes	March 2016	$—	$150,000	4.36%
Senior unsecured private placement notes	September 2017	40,000	40,000	4.50%
Senior unsecured private placement notes	December 2019	75,000	75,000	4.92%
Senior unsecured private placement notes	April 2021	100,000	100,000	4.27%
Senior unsecured private placement notes	June 2021	50,000	50,000	4.30%
Senior unsecured private placement notes	August 2021	50,000	50,000	4.37%
		$315,000	$465,000

In November 2016, the Company paid off its unsecured $225 million term loan and entered into a new $350 million term loan commitment, with a delayed draw feature and a variable interest rate of LIBOR plus 0.95%, with a scheduled maturity date of February 2022. As of December 31, 2016 and 2015, the Company had unsecured term loans outstanding of $100.0 million and $225.0 million at an average interest rate of 2.3% and 2.4%, respectively. These loans are included in the line “Term loan-variable rate” in the table above, and as of December 31, 2016 and 2015, the carrying value, net of debt issuance costs, was $98.2 million and $224.5 million, respectively. The Company entered into four forward starting interest rate swap contracts, with settlement payments starting in March 2017, for a term of five years with a notional amount totaling $150.0 million, which will effectively convert the interest rate on $150.0 million of the term loan to a fixed rate of 2.2%. These four forward starting interest rate swaps are accounted for as cash flow hedges. Additionally, the Company has a $25 million interest rate swap contract, which effectively converts the interest rate on $25.0 million of the $100.0 million drawn on its new term loan to a fixed rate of 2.4%. As of December 31, 2015, the Company had unsecured term loans with a $225.0 million commitment and an outstanding balance of $225.0 million at a variable interest rate of LIBOR plus 1.05%. The $200 million tranche of this unsecured term loan had a maturity date of November 2016 and the $25 million tranche had a maturity date of August 2017. The Company previously entered into interest rate swap contracts for a term of five years with a notional amount totaling $225.0 million which effectively converted the interest rate on $225.0 million of the term loan to a fixed rate of 2.4%. In November 2016, the Company paid off and terminated the $225.0 million commitment and the notional amount of $200.0 million of the $225.0 million interest rate swap contracts matured. The remaining notional amount of $25.0 million interest rate swap contract will mature in July 2017.

In April 2016, the Company issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15th and October 15th of each year, beginning October 15, 2016 (the "2026 Notes"). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2016, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $443.7 million.

In March 2015, the Company issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the "2025 Notes"). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

“Bonds public offering-fixed rate” in the table above, and as of December 31, 2016 and 2015, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $495.4 million and $494.8 million, respectively.

In April 2014, the Company assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together “BRE Notes”). These notes are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2016 and 2015, the carrying value of the BRE Notes, plus unamortized premium was $907.1 million and $919.1 million, respectively.

In April 2014, the Company issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the "2024 Notes"). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2016 and 2015, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $395.1 million and $394.5 million, respectively.

In April 2013, the Company issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the "2023 Notes"). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2016 and 2015, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $296.5 million and $295.9 million, respectively.

During the third quarter 2012, the Company issued $300.0 million of senior unsecured notes due August 2022 with a coupon rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013 (the "2022 Notes"). The 2022 Notes were offered to investors at a price of 98.99% of par value. The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2016 and 2015, the carrying value of the 2022 Notes, net of unamortized discount and debt issuance costs was $296.6 million and $296.0 million, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2016 and 2015 ($ in thousands):

	Maturity	2016	2015	Coupon Rate
Senior notes	March 2017	$300,000	$300,000	5.500%
Senior notes	March 2021	300,000	300,000	5.200%
Senior notes	August 2022	300,000	300,000	3.625%
Senior notes	January 2023	300,000	300,000	3.375%
Senior notes	May 2023	300,000	300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	500,000	3.500%
Senior notes	April 2026	450,000	—	3.375%
		$2,850,000	$2,400,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2016 are as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

2017	$340,000
2018	—
2019(1)	75,000
2020	—
2021	500,000
Thereafter	2,350,000
$3,265,000

(1)	Amount does not include $125.0 million outstanding on the Company's lines of credit as of December 31, 2016, that becomes due in December 2020 in accordance with the January 2017 amendment.

The Company has two lines of credit aggregating $1.03 billion as of December 31, 2016. The Company has a $1.0 billion credit facility with an underlying interest rate based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of December 31, 2016. As of December 31, 2016 and 2015, the balance of the $1.0 billion credit facility was $125.0 million and $15.0 million, respectively. In January 2017, the facility maturity date was extended to December 31, 2020 with one 18-month extension, exercisable at the Company's option. The Company also has a working capital unsecured line of credit agreement for $25.0 million. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility of LIBOR plus 0.90% and has a maturity date of January 2018. As of December 31, 2016 and 2015, there was a zero balance outstanding on this unsecured line.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2016 and 2015.

(7) Mortgage Notes Payable

ESS does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2016 and 2015 ($ in thousands):

	2016	2015
Fixed rate mortgage notes payable	$1,911,699	$1,925,985
Variable rate mortgage notes payable (1)	279,782	289,092
Total mortgage notes payable (2)	$2,191,481	$2,215,077
Number of properties securing mortgage notes	61	64
Remaining terms	1-30 years	1-31 years
Weighted average interest rate	4.3%	4.4%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2016 are as follows ($ in thousands):

2017	$82,796
2018	301,575
2019	576,954
2020	693,868
2021	51,584
Thereafter	441,313
$2,148,090

(1)
Variable rate mortgage notes payable, including $257.3 million in bonds that have been converted to variable rate through total return swap contracts, consists of multi-family housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 1.2% at December 2016 and 1.2% at December 2015) plus credit enhancement

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

and underwriting fees ranging from approximately 1.0% to 1.3%. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Principal balances are due in full at various maturity dates from May 2025 through December 2046. Of these bonds $20.7 million are subject to various interest rate cap agreements that limit the maximum interest rate to such bonds.

(2)	Includes total unamortized premium of $50.8 million and $64.8 million and reduced by unamortized debt issuance costs of $7.4 million and $8.0 million as of December 31, 2016 and 2015, respectively.

For the Company’s mortgage notes payable as of December 31, 2016, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $7.4 million and $2.5 million, respectively. Second deeds of trust accounted for zero of the $2.2 billion in mortgage notes payable as of December 31, 2016. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.

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

In November 2016, the Company replaced its $225.0 million term loan with a new $350 million five-year term loan with a delayed draw feature. The new term loan carries a variable interest rate of LIBOR plus 95 basis points. Also in November 2016, four interest rate swaps related to the replaced term loan, with a total notional balance of $200.0 million, matured. An additional swap with a notional of $25.0 million, with a maturity date in July 2017, was still in place as of December 31, 2016 and was hedging a portion of the $100 million drawn on the $350.0 million term loan as of December 31, 2016. In 2016, the Company entered into four new forward starting interest rate swaps (settlement payments begin in March 2017) related to the new $350.0 million term. These four new swaps, with a total notional amount of $150.0 million bear an average fixed interest rate of 2.2% and are scheduled to mature in February 2022. These derivatives qualify for hedge accounting.

As of December 31, 2016, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of December 31, 2016 and 2015, the aggregate carrying value of the interest rate swap contracts was an asset of $4.4 million and zero, respectively and is included in prepaid expenses and other assets on the consolidated balance sheets and a liability of $0.03 million and $1.0 million, respectively, and is included in other liabilities on the consolidated balance sheets. The aggregate carrying value of the interest rate cap was zero on the balance sheet as of December 31, 2016 and December 31, 2015.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense was $0.3 million of income for the year ended December 31, 2016. Hedge ineffectiveness was not significant for the years ended 2015 and 2014.

Additionally, the Company has entered into four total return swaps, that effectively convert $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call one of the total return swaps with $114.4 million of the outstanding debt at par, while the call option on the other three total return swaps relating to $142.9 million of the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

outstanding debt can be exercised starting on January 1, 2017. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero and $4 thousand at December 31, 2016 and 2015, respectively. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $11.7 million and $5.7 million as of December 31, 2016 and 2015, respectively, were reported in current year income as total return swap income. No such income or expense was incurred for the year ended December 31, 2014.

(9) Lease Agreements

As of December 31, 2016 the Company is a lessor for two commercial buildings and the commercial portions of 37 mixed use communities. The tenants’ lease terms expire at various times through 2031. The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

Future
Minimum
Rent
2017	$13,453
2018	12,773
2019	12,347
2020	11,518
2021	10,073
Thereafter	39,043
$99,207

(10) Equity Transactions

Preferred Securities Offerings

In April 2016, the Company redeemed all of the issued and outstanding 2,950,000 shares of the Company's 7.125% Series H Cumulative Redeemable Preferred Stock ("Series H") for $25.00 per share for $73.8 million in cash. In connection with the Series H redemption, the Operating Partnership redeemed the Series H 7.125% Preferred Interest. The notice of redemption was given in March 2016, which resulted in the Company and the Operating Partnership each recording $2.5 million in excess of redemption value over carrying value charge to net income attributable to common stockholders and net income related to unitholders, respectively.

Common Stock Offerings

During 2016, the Company did not issue any shares of common stock through its equity distribution program. During 2015, the Company issued 1,481,737 shares of common stock, through its equity distribution program, at an average price of $226.46 for net proceeds of $332.3 million.

Operating Partnership Units and Long Term Incentive Plan (“LTIP”) Units

As of December 31, 2016 and 2015, the Operating Partnership had outstanding 2,056,263 and 2,070,360 operating partnership units and 181,027 and 144,185 vested LTIP units, respectively. The Operating Partnership’s general partner, ESS, owned 96.7% of the partnership interests in the Operating Partnership at both December 31, 2016 and 2015, and ESS is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, ESS effectively controls the ability to issue common stock of ESS upon a limited partner’s notice of redemption. ESS has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit ESS to settle in either cash or common stock at the option of ESS were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

to settle in unregistered shares, and determined that, with few exceptions, these OP units meet the requirements to qualify for presentation as permanent equity.

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

The redemption value of OP and LTIP units owned by the limited partners, not including ESS, had such units been redeemed at December 31, 2016, was approximately $520.2 million and $530.2 million based on the closing price of ESS’s common stock as of December 31, 2016 and 2015, respectively.

(11) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2016			2015			2014
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	411,124	65,471,540	$6.28	226,865	64,871,717	$3.50	116,859	56,546,959	$2.07
Effect of Dilutive Securities (1)	—	116,276		—	189,968		—	149,566
Diluted:
Net income available to common stockholders	411,124	65,587,816	$6.27	226,865	65,061,685	$3.49	116,859	56,696,525	$2.06

(1)
Weighted average convertible limited partnership units of 2,224,100, 2,182,467, and 2,224,707, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2016, 2015 and 2014, respectively, were not included in the determination of diluted earnings per share calculation because they were anti-dilutive. The related income allocated to these convertible limited partnership units aggregated $14.1 million, $7.8 million, and $4.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Additionally, excludes all DownREIT units as they are anti-dilutive.

Stock options of 252,334, 54,100, and 10,843, for the years ended December 31, 2016, 2015, and 2014, respectively, were not included in the diluted earnings per share calculation because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible Series H preferred interest have been excluded from diluted earnings per share for the years ended December 31, 2016, 2015, and 2014 respectively, as the effect was anti-dilutive. All shares of cumulative convertible Series G preferred interest have been excluded from diluted earnings per share for the year ended December 31, 2014 as the effect was anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2016			2015			2014
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$425,213	67,695,640	$6.28	$234,689	67,054,184	$3.50	$121,726	58,771,666	$2.07
Effect of Dilutive Securities (1)	—	116,276		—	189,968		—	149,566
Diluted:
Net income available to common unitholders	$425,213	67,811,916	$6.27	$234,689	67,244,152	$3.49	$121,726	58,921,232	$2.07

(1)
Stock options of 252,334, 54,100, and 10,843, for the years ended December 31, 2016, 2015, and 2014, respectively, were not included in the diluted earnings per unit calculation because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive. Additionally, excludes all DownREIT units as they are anti-dilutive.

The cumulative convertible Series H preferred interest have been excluded from diluted earnings per unit for the years ended December 31, 2016, 2015, and 2014 respectively, as the effect was anti-dilutive. The cumulative convertible Series G preferred interest have been excluded from diluted earnings per unit for the year ended December 31, 2014 as the effect was anti-dilutive.

(12) Equity Based Compensation Plans

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

Stock-based compensation expense for options and restricted stock under the fair value method totaled $8.2 million, $6.1 million, and $6.1 million for years ended December 31, 2016, 2015 and 2014 respectively. Stock-based compensation expense for options and restricted stock for the year ended December 31, 2016 and 2015, includes $0.1 million and $0.2 million related to the BRE merger, of which zero and $0.1 million relates to merger and integration expenses, and which is recorded in merger and integration expense in the consolidated statements of income, respectively. For the years ended December 31, 2016 and 2015, stock-based compensation expense included $3.5 million and $2.7 million related to an immediate vesting of options and

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

restricted stock for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $0.5 million, $0.3 million, and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic value of the options exercised totaled $11.9 million, $19.4 million, and $12.7 million, for the years ended December 31, 2016, 2015, and 2014 respectively. The intrinsic value of the options exercisable totaled $20.8 million and $29.8 million as of December 31, 2016 and 2015, respectively.

Total unrecognized compensation cost related to unvested stock options totaled $5.0 million as of December 31, 2016 and the unrecognized compensation cost is expected to be recognized over a period of 2.8 years.

The average fair value of stock options granted for the years ended December 31, 2016, 2015 and 2014 was $21.65, $22.78 and $20.56, respectively. Certain stock options granted in 2016, 2015, and 2014 included a $75 cap, a $100 cap or a $125 cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2016	2015	2014
Stock price	$219.60	$227.75	$176.65
Risk-free interest rates	2.08%	1.83%	2.37%
Expected lives	6 years	6 years	8 years
Volatility	26.47%	20.06%	18.00%
Dividend yield	2.89%	2.73%	2.90%

A summary of the status of the Company’s stock option plans as of December 31, 2016, 2015, and 2014 and changes during the years ended on those dates is presented below:

	2016		2015		2014
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	525,094	$154.98	664,785	$138.78	695,488	$133.37
Granted	207,429	219.60	78,600	227.75	42,518	176.65
Granted - BRE options converted	—	—	—	—	133,766	121.03
Exercised	(138,054)	138.79	(203,556)	131.53	(185,387)	113.72
Forfeited and canceled	(36,821)	178.18	(14,735)	136.11	(21,600)	144.29
Outstanding at end of year	557,648	181.50	525,094	154.98	664,785	138.78
Options exercisable at year end	290,340	160.90	342,048	152.42	395,986	133.99

The following table summarizes information about restricted stock outstanding as of December 31, 2016, 2015 and 2014 and changes during the years ended:

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

	2016		2015		2014
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	54,676	$147.10	25,820	$168.22	16,176	$108.06
Granted	49,183	150.13	56,177	155.21	22,014	194.03
Granted - BRE restricted stock converted	—	—	—	—	119,411	173.82
Vested	(38,427)	147.12	(22,939)	148.20	(126,931)	171.56
Forfeited and canceled	(7,083)	141.76	(4,382)	122.06	(4,850)	135.10
Unvested at end of year	58,349	149.11	54,676	147.10	25,820	168.22

The unrecognized compensation cost related to unvested restricted stock totaled $5.9 million as of December 31, 2016 and is expected to be recognized over a period of 2.2 years.

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
December 31, 2016, 2015, and 2014

increase consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent. Z-1 Unit holders are entitled to receive distributions, on vested units, that are now equal to dividends distributed to common stockholders.

Stock-based compensation expense for LTIP and Z Units under the fair value method totaled approximately $2.7 million, $3.5 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense for the year ended December 31, 2014 includes $1.7 million related to merger and integration expenses and is recorded in merger and integration expense in the consolidated statements of income. No such amounts were recorded in merger and integration expense in 2015. For the year ended December 31, 2014, stock-based compensation expense included $2.4 million related to an immediate vesting of certain of the 2015 LTIP Units. No such amounts were recorded in 2015. Stock-based compensation related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately $0.6 million, $0.5 million, and $0.4 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The intrinsic value of the vested and unvested LTIP Units totaled $56.0 million as of December 31, 2016. Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans totaled $3.6 million as of December 31, 2016. On a weighted average basis, the unamortized cost for the 2014 and 2015 LTIP Units and the Z Units is expected to be recognized over the next 2.2 years to 8.5 years, depending on certain performance targets.

The following table summarizes information about the LTIP Units outstanding as of December 31, 2016 ($ in thousands):

	Long Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2013	118,190	149,381	267,571	$63.53	9.3
Granted	24,000	44,750	68,750
Vested	41,729	(41,729)	—
Converted	(2,000)	—	(2,000)
Cancelled	—	(1,335)	(1,335)
Balance, December 31, 2014	181,919	151,067	332,986	71.14	10.5
Granted	—	—	—
Vested	36,650	(36,650)	—
Converted	(74,384)	—	(74,384)
Cancelled	—	(8,260)	(8,260)
Balance, December 31, 2015	144,185	106,157	250,342	75.41	9.5
Granted	—	—	—
Vested	36,842	(36,842)	—
Converted	—	—	—
Cancelled	—	(9,288)	(9,288)
Balance, December 31, 2016	181,027	60,027	241,054	$75.11	8.5

(13) Segment Information

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
December 31, 2016, 2015, and 2014

The executive management team evaluates the Company's operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California and Seattle Metro.

Excluded from segment revenues and net operating income are management and other fees from affiliates and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties and properties that have been sold. Other non-segment assets include real estate under development, co-investments, real estate held for sale, net, cash and cash equivalents, marketable securities, notes and other receivables and prepaid expenses and other assets.

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2016, 2015, and 2014 ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues:
Southern California	$561,094	$507,536	$418,495
Northern California	453,140	407,590	319,082
Seattle Metro	217,259	201,417	168,337
Other real estate assets	54,230	68,955	55,677
Total property revenues	$1,285,723	$1,185,498	$961,591
Net operating income:
Southern California	$382,312	$340,797	$274,806
Northern California	325,394	291,168	223,559
Seattle Metro	148,279	136,579	112,494
Other real estate assets	40,811	53,446	38,186
Total net operating income	896,796	821,990	649,045
Management and other fees from affiliates	8,278	8,909	9,347
Depreciation and amortization	(441,682)	(453,423)	(360,592)
General and administrative	(40,751)	(40,090)	(40,878)
Merger and integration expenses	—	(3,798)	(53,530)
Acquisition and investment related costs	(1,841)	(2,414)	(1,878)
Interest expense	(219,654)	(204,827)	(164,551)
Total return swap income	11,716	5,655	—
Interest and other income	27,305	19,143	11,811
Equity income in co-investments	48,698	21,861	39,893
Loss on early retirement of debt	(606)	(6,114)	(268)
Gain on sale of real estate and land	154,561	47,333	46,039
Deferred tax expense on gain on sale of real estate and land	(4,410)	—	—
Gain on remeasurement of co-investment	—	34,014	—
Net income	$438,410	$248,239	$134,438

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2016 and 2015 ($ in thousands):

	As of December 31,
Assets:	2016	2015
Southern California	$4,924,792	$4,752,174
Northern California	3,791,549	3,733,218
Seattle Metro	1,570,340	1,613,175
Other real estate assets	78,079	283,010
Net reportable operating segments - real estate assets	10,364,760	10,381,577
Real estate under development	190,505	242,326
Co-investments	1,161,275	1,036,047
Real estate held for sale, net	101,957	26,879
Cash and cash equivalents, including restricted cash	170,302	123,055
Marketable securities	139,189	137,485
Notes and other receivables	40,970	19,285
Prepaid expenses and other assets	48,450	41,730
Total assets	$12,217,408	$12,008,384

(14) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $1.8 million, $1.6 million, and $0.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(15) Commitments and Contingencies

As of December 31, 2016, the Company had seven ground leases for certain apartment communities and buildings that expire between 2027 and 2082. Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities, some of which may be subject to future adjustments, which are not contemplated in the disclosed minimum lease commitments. The total minimum lease commitments, under ground leases and operating leases, for each of the years ending December 31 is summarized as follows ($ in thousands):

Total Minimum
Lease Commitments
2017	$4,647
2018	4,704
2019	4,763
2020	4,823
2021	4,886
Thereafter	116,472
$140,295

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the financial statements, the Company will disclose the estimated range of possible outcomes associated with it and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, the impairment will be recognized.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

The Company has no way of determining the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions with respect to the communities currently or formerly owned by the Company. No assurance can be given that: existing environmental assessments conducted with respect to any of these communities have revealed all environmental conditions or potential liabilities associated with such conditions; any prior owner or operator of a property did not create any material environmental condition not known to the Company; or a material unknown environmental condition does not otherwise exist as to any one or more of the communities. The Company has limited insurance coverage for some of the types of environmental conditions and associated liabilities described above.

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

There continue to be lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been sued for mold related matters and has settled some, but not all, such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes some coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on residents of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2016, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”). Through PWI, the Company is self-insured as it relates to earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2016, PWI has cash and marketable securities of approximately $69.9 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

On December 19, 2014, a putative class action was filed against the Company in the U.S. District Court for the Northern
District of California, entitled Foster v. Essex Property Trust, Inc. alleging that the Company failed to properly secure the personally-identifying information of its residents. The lawsuit seeks the recovery of unspecified damages and certain injunctive relief. This lawsuit was filed in connection with a cyber-intrusion that the Company discovered in the third quarter of
2014. This matter was dismissed subject to possible appeal.

The Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations.  We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(16) Subsequent Events

In January 2017, the Company sold Jefferson at Hollywood, a 270 apartment home community, located in Los Angeles, CA, for $132.5 million.

In January 2017, the Company purchased its joint venture partner's 50.0% interest in Palm Valley, for a contract price of $183.0 million. Prior to the purchase, an approximately $220.0 million mortgage encumbered the property. Concurrent with the closing

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

of the acquisition, the entire mortgage balance was repaid and the property is now unencumbered. Palm Valley has 1,098 apartment homes, within four communities, and is located in San Jose, CA.

(17) Quarterly Results of Operations (Unaudited)

Essex Property Trust, Inc.

The following is a summary of quarterly results of operations for 2016 and 2015 ($ in thousands, except per share and dividend amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2016:
Total property revenues	$326,905	$327,078	$319,562	$312,178
Net income	$204,517	$70,162	$76,824	$86,907
Net income available to common stockholders	$195,569	$65,561	$72,013	$77,981
Per share data:
Net income:
Basic (1)	$2.98	$1.00	$1.10	$1.19
Diluted (1)	$2.98	$1.00	$1.10	$1.19
Market price:
High	$234.07	$236.56	$237.50	$240.55
Low	$200.01	$217.16	$207.20	$191.25
Close	$232.50	$222.70	$228.09	$233.86
Dividends declared	$1.60	$1.60	$1.60	$1.60
2015:
Total property revenues	$308,646	$302,522	$294,101	$280,229
Net income	$85,762	$47,182	$50,542	$64,753
Net income available to common stockholders	$79,624	$42,323	$45,555	$59,363
Per share data:
Net income:
Basic (1)	$1.22	$0.65	$0.70	$0.92
Diluted (1)	$1.22	$0.65	$0.70	$0.92
Market price:
High	$244.71	$232.20	$231.90	$243.17
Low	$214.29	$205.72	$208.85	$207.26
Close	$239.41	$223.42	$212.50	$229.90
Dividends declared	$1.44	$1.44	$1.44	$1.44

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

Essex Portfolio, L.P.

The following is a summary of quarterly results of operations for 2016 and 2015 ($ in thousands, except per unit and distribution amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2016:
Total property revenues	$326,905	$327,078	$319,562	$312,178
Net income	$204,517	$70,162	$76,824	$86,907
Net income available to common unitholders	$202,201	$67,784	$74,463	$80,765
Per unit data:
Net income:
Basic (1)	$2.98	$1.00	$1.10	$1.19
Diluted (1)	$2.98	$1.00	$1.10	$1.19
Distributions declared	$1.60	$1.60	$1.60	$1.60
2015:
Total property revenues	$308,646	$302,522	$294,101	$280,229
Net income	$85,762	$47,182	$50,542	$64,753
Net income available to common unitholders	$82,333	$43,794	$47,088	$61,474
Per unit data:
Net income:
Basic (1)	$1.22	$0.65	$0.70	$0.93
Diluted (1)	$1.22	$0.65	$0.70	$0.92
Distributions declared	$1.44	$1.44	$1.44	$1.44

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Avondale at Warner Center	446	Woodland Hills, CA	$43,687	$10,536	$24,522	$20,008	$10,601	$44,465	$55,066	$(28,536)	1970	Jan-99	3-30
Bel Air	462	San Ramon, CA	51,531	12,105	18,252	33,311	12,682	50,986	63,668	(30,311)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	52,238	21,725	92,091	487	21,725	92,578	114,303	(9,268)	2009	Apr-14	5-30
BellCentre	248	Bellevue, WA	39,597	16,197	67,207	3,240	16,197	70,447	86,644	(7,170)	2001	Apr-14	5-30
Belmont Station	275	Los Angeles, CA	29,629	8,100	66,666	5,704	8,267	72,203	80,470	(23,456)	2009	Mar-09	3-30
Brookside Oaks	170	Sunnyvale, CA	18,536	7,301	16,310	23,979	10,328	37,262	47,590	(18,245)	1973	Jun-00	3-30
Canyon Oaks	250	San Ramon, CA	27,059	19,088	44,473	2,845	19,088	47,318	66,406	(15,836)	2005	May-07	3-30
Carmel Creek	348	San Diego, CA	63,142	26,842	107,368	3,952	26,842	111,320	138,162	(11,480)	2000	Apr-14	5-30
City View	572	Hayward, CA	61,761	9,883	37,670	24,081	10,350	61,284	71,634	(41,530)	1975	Mar-98	3-30
Courtyard off Main	110	Bellevue, WA	15,133	7,465	21,405	3,467	7,465	24,872	32,337	(5,651)	2000	Oct-10	3-30
Domaine	92	Seattle, WA	14,597	9,059	27,177	830	9,059	28,007	37,066	(4,152)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	10,697	4,758	14,285	5,961	4,757	20,247	25,004	(6,425)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	21,497	15,066	45,249	2,170	15,066	47,419	62,485	(3,879)	1994	Jul-14	3-30
Fairhaven Apartments	164	Santa Ana, CA	15,761	2,626	10,485	6,622	2,957	16,776	19,733	(8,593)	1970	Nov-01	3-30
Form 15	242	San Diego, CA	47,442	24,510	72,221	4,513	25,540	75,704	101,244	(2,120)	2014	Mar-16	3-30
Foster's Landing	490	Foster City, CA	97,220	61,714	144,000	7,016	61,714	151,016	212,730	(15,886)	1987	Apr-14	5-30
Fountains at River Oaks	226	San Jose, CA	32,118	26,046	60,773	3,229	26,046	64,002	90,048	(6,363)	1990	Apr-14	3-30
Fountain Park	705	Playa Vista, CA	82,435	25,073	94,980	30,967	25,203	125,817	151,020	(59,294)	2002	Feb-04	3-30
Hampton Place/Hampton Court	215	Glendale, CA	19,833	6,695	16,753	19,093	6,733	35,808	42,541	(15,684)	1970	Jun-99	3-30
Hidden Valley	324	Simi Valley, CA	29,295	14,174	34,065	3,373	9,674	41,938	51,612	(17,484)	2004	Dec-04	3-30
Highlands at Wynhaven	333	Issaquah, WA	30,901	16,271	48,932	9,533	16,271	58,465	74,736	(18,290)	2000	Aug-08	3-30
Highridge	255	Rancho Palos Verdes, CA	69,202	5,419	18,347	29,991	6,073	47,684	53,757	(30,084)	1972	May-97	3-30
Hillcrest Park	608	Newbury Park, CA	64,211	15,318	40,601	18,880	15,755	59,044	74,799	(34,815)	1973	Mar-98	3-30
Huntington Breakers	342	Huntington Beach, CA	35,943	9,306	22,720	18,651	9,315	41,362	50,677	(22,606)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	8,194	3,467	7,881	7,159	3,474	15,033	18,507	(11,373)	1985	Oct-94	3-30
1000 Kiely	121	Santa Clara, CA	48,414	9,359	21,845	7,268	9,359	29,113	38,472	(7,266)	1971	Mar-11	3-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,175	8,190	24,736	15,223	8,191	39,958	48,149	(15,672)	1963	Sep-07	3-30
Mill Creek at Windermere	400	San Ramon, CA	46,414	29,551	69,032	3,935	29,551	72,967	102,518	(23,405)	2005	Sep-07	3-30
Mirabella	188	Marina Del Rey, CA	42,544	6,180	26,673	14,474	6,270	41,057	47,327	(21,140)	2000	May-00	3-30
Montanosa	472	San Diego, CA	61,972	26,697	106,787	3,280	26,697	110,067	136,764	(11,271)	1990	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Montclaire	390	Sunnyvale, CA	44,122	4,842	19,776	21,476	4,997	41,097	46,094	(35,665)	1973	Dec-88	3-30
Montebello	248	Kirkland, WA	26,475	13,857	41,575	4,077	13,858	45,651	59,509	(7,791)	1996	Jul-12	3-30
Montejo Apartments	124	Garden Grove, CA	11,939	1,925	7,685	3,173	2,194	10,589	12,783	(5,420)	1974	Nov-01	3-30
Park Highland	250	Bellevue, WA	26,617	9,391	38,224	10,626	9,391	48,850	58,241	(5,230)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	27,224	7,284	21,937	6,769	7,284	28,706	35,990	(11,712)	1999	Feb-99	3-30
Pathways at Bixby Village	296	Long Beach, CA	35,673	4,083	16,757	19,526	6,239	34,127	40,366	(27,669)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	45,454	19,848	59,606	9,087	19,848	68,693	88,541	(6,386)	1969	May-14	3-30
Pinnacle at Fullerton	192	Fullerton, CA	26,804	11,019	45,932	1,699	11,019	47,631	58,650	(4,847)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	18,078	7,760	31,041	755	7,760	31,796	39,556	(3,245)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	38,538	15,810	66,401	2,115	15,810	68,516	84,326	(6,945)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	40,069	17,023	68,093	2,561	17,023	70,654	87,677	(7,157)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	44,804	19,292	77,168	1,576	19,292	78,744	98,036	(8,014)	2002	Apr-14	5-30
Stevenson Place	200	Fremont, CA	20,628	996	5,582	10,694	1,001	16,271	17,272	(11,105)	1975	Apr-00	3-30
Summerhill Park	100	Sunnyvale, CA	12,793	2,654	4,918	10,432	2,656	15,348	18,004	(7,221)	1988	Sep-88	3-30
The Audrey at Belltown	137	Seattle, WA	21,279	9,228	36,911	423	9,228	37,334	46,562	(3,761)	1992	Apr-14	5-30
The Barkley (3)	161	Anaheim, CA	15,666	—	8,520	5,984	2,353	12,151	14,504	(6,678)	1984	Apr-00	3-30
The Bernard	63	Seattle, WA	8,841	3,699	11,345	384	3,689	11,739	15,428	(2,136)	2008	Sep-11	3-30
The Dylan	184	West Hollywood, CA	59,866	19,984	82,286	405	19,984	82,691	102,675	(5,863)	2015	Mar-15	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	10,639	2,498	10,595	15,308	2,824	25,577	28,401	(16,550)	1981	Jan-97	3-30
The Huntington	276	Huntington Beach, CA	29,861	10,374	41,495	4,191	10,374	45,686	56,060	(7,652)	1975	Jun-12	3-30
The Huxley	187	West Hollywood, CA	54,501	19,362	75,641	770	19,362	76,411	95,773	(5,537)	2014	Mar-15	3-30
The Landing at Jack London Square	282	Oakland, CA	53,055	33,554	78,292	4,246	33,554	82,538	116,092	(8,759)	2001	Apr-14	5-30
The Palisades	192	Bellevue, WA	19,752	1,560	6,242	12,093	1,565	18,330	19,895	(15,115)	1977	May-90	3-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	55,441	23,584	94,334	3,393	23,584	97,727	121,311	(9,922)	1988	Apr-14	5-30
The Waterford	238	San Jose, CA	30,240	11,808	24,500	14,172	15,165	35,315	50,480	(19,053)	2000	Jun-00	3-30
Tierra Vista	404	Oxnard, CA	52,715	13,652	53,336	4,595	13,661	57,922	71,583	(25,300)	2001	Jan-01	3-30
Valley Park	160	Fountain Valley, CA	21,530	3,361	13,420	5,545	3,761	18,565	22,326	(9,050)	1969	Nov-01	3-30
Villa Angelina	256	Placentia, CA	24,723	4,498	17,962	6,808	4,962	24,306	29,268	(12,185)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	58,828	38,299	89,365	1,059	38,299	90,424	128,723	(9,193)	2010	Apr-14	5-30
Wandering Creek	156	Kent, WA	5,224	1,285	4,980	3,981	1,296	8,950	10,246	(6,767)	1986	Nov-95	3-30
Wilshire Promenade	149	Fullerton, CA	16,924	3,118	7,385	7,984	3,797	14,690	18,487	(9,114)	1992	Jan-97	3-30
	16,620		$2,191,481	$794,369	$2,564,810	$529,149	$807,080	$3,081,248	$3,888,328	$(848,327)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)

Unencumbered Communities
8th & Hope	290	Los Angeles, CA	$—	$29,279	$169,350	$1,746	$29,279	$171,096	$200,375	$(11,991)	2014	Feb-15	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	4,416	32,136	132,959	165,095	(13,779)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	1,811	5,869	25,788	31,657	(7,554)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	862	11,923	48,552	60,475	(4,885)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	7,285	4,982	26,998	31,980	(12,764)	1971	Dec-02	3-30
Anavia	250	Anaheim, CA	—	15,925	63,712	7,262	15,925	70,974	86,899	(14,512)	2009	Dec-10	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	426	4,726	14,656	19,382	(1,977)	2009	Jan-13	3-30
Apex	366	Milpitas, CA	—	44,240	103,251	1,685	44,240	104,936	149,176	(8,143)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	8,039	58,442	183,365	241,807	(19,062)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	1,726	3,924	13,588	17,512	(2,335)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	12	23,550	93,823	117,373	(136)	2014	Dec-16	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	593	32,379	138,533	170,912	(6,522)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	13,349	27,235	77,752	104,987	(7,074)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	498	—	50,311	50,311	(5,693)	2013	Apr-14	5-30
Axis 2300	115	Irvine, CA	—	5,405	33,585	1,287	5,405	34,872	40,277	(9,957)	2010	Aug-10	3-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	2,544	17,247	42,887	60,134	(9,707)	2004	Sep-10	3-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	856	5,401	22,659	28,060	(5,427)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	5,181	4,473	15,444	19,917	(6,223)	1974	Oct-06	3-30
Bennett Lofts	165	San Francisco, CA	—	21,771	50,800	27,370	28,371	71,570	99,941	(10,291)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	2,263	10,802	45,472	56,274	(4,633)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	2,842	2,503	12,748	15,251	(6,100)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	11,391	3,580	19,513	23,093	(14,961)	1978	Jan-96	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	5,622	1,531	11,521	13,052	(7,672)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	4,523	2,656	15,290	17,946	(10,385)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	8,069	5,293	19,907	25,200	(11,273)	1989	Jan-95	3-30
416 on Broadway	115	Glendale, CA	—	8,557	34,235	2,111	8,557	36,346	44,903	(8,028)	2009	Dec-10	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	63,985	11,639	91,715	103,354	(32,678)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	5,444	11,075	30,576	41,651	(20,556)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	1,619	18,185	74,358	92,543	(7,679)	1998	Apr-14	5-30
Camino Ruiz Square	159	Camarillo, CA	—	6,871	26,119	1,567	6,931	27,626	34,557	(9,542)	1990	Dec-06	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	6,623	4,693	24,910	29,603	(11,707)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	8,626	4,048	21,235	25,283	(11,437)	1961	Sep-01	3-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	3,866	16,725	70,767	87,492	(7,321)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	2,007	14,968	61,878	76,846	(6,271)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	3,066	4,833	18,410	23,243	(12,291)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	710	6,714	27,566	34,280	(2,811)	1987	Apr-14	5-30
CBC Apartments & The Sweeps	239	Goleta, CA	—	11,841	45,320	5,848	11,906	51,103	63,009	(21,004)	1962	Jan-06	3-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	5,457	5,652	21,790	27,442	(9,597)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	20,221	3,442	27,927	31,369	(13,724)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	1,387	6,582	17,076	23,658	(5,165)	2002	Jul-08	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	179	7,276	22,405	29,681	(1,973)	2013	May-14	3-30
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	2,368	5,801	19,783	25,584	(4,515)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	1,103	13,912	56,752	70,664	(5,799)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	3,902	4,187	20,472	24,659	(10,111)	1976	Dec-02	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	3,158	37,579	90,843	128,422	(9,277)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	1,629	21,478	51,745	73,223	(5,335)	1996	Apr-14	5-30
Delano	126	Redmond, WA	—	7,470	22,511	1,056	7,470	23,567	31,037	(4,127)	2005	Dec-11	3-30
Devonshire	276	Hemet, CA	—	3,470	13,786	3,685	3,482	17,459	20,941	(8,659)	1988	Dec-02	3-30
Domain	379	San Diego, CA	—	23,848	95,394	1,141	23,848	96,535	120,383	(10,174)	2013	Nov-13	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	1,203	8,458	35,035	43,493	(3,605)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	4,937	3,449	12,738	16,187	(8,907)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	9	13,378	53,249	66,627	(77)	2012	Dec-16	3-30
Enso	183	San Jose, CA	—	21,397	71,135	858	21,397	71,993	93,390	(2,637)	2014	Dec-15	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	11,222	18,429	51,049	69,478	(21,749)	2002	Apr-04	3-30
Essex Skyline	349	Santa Ana, CA	—	21,537	146,099	4,587	21,537	150,686	172,223	(24,175)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	4,936	3,649	18,248	21,897	(11,867)	1990	Jun-97	3-30
Fairway Apartments at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	7,136	9	14,977	14,986	(8,513)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	2,784	5,297	18,347	23,644	(8,155)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	38,221	2,440	48,037	50,477	(34,450)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	8,902	5,964	22,805	28,769	(13,660)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	2,101	3,731	16,631	20,362	(7,661)	1998	Oct-03	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Fountain Court	320	Seattle, WA	—	6,702	27,306	10,809	6,585	38,232	44,817	(21,314)	2000	Mar-00	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	2,621	8,879	54,972	63,851	(13,809)	2010	Apr-10	3-30
Fox Plaza	443	San Francisco, CA	—	39,731	92,706	18,477	39,731	111,183	150,914	(15,448)	1968	Feb-13	3-30
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	21,533	22,000	116,214	138,214	(44,137)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	2,675	4,208	19,422	23,630	(6,308)	1965	Mar-07	3-30
Joule	295	Seattle, WA	—	14,558	69,417	3,849	14,558	73,266	87,824	(18,880)	2010	Mar-10	3-30
Kings Road	196	Los Angeles, CA	—	4,023	9,527	12,514	4,031	22,033	26,064	(12,625)	1979	Jun-97	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	851	17,774	42,324	60,098	(4,330)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	4,172	38,155	93,200	131,355	(10,025)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	5,701	1,595	12,095	13,690	(8,373)	1981	Dec-96	3-30
Lawrence Station	336	Sunnyvale, CA	—	45,532	106,735	517	45,532	107,252	152,784	(13,299)	2012	Apr-14	5-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	11,503	3,092	18,922	22,014	(13,388)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	7,913	4,760	26,458	31,218	(12,247)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	42,537	—	70,704	70,704	(20,352)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	13,464	5,324	29,891	35,215	(20,354)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	2,218	1,562	8,314	9,876	(4,954)	1987	May-00	3-30
MB 360	360	San Francisco, CA	—	21,421	114,376	121,769	42,001	215,565	257,566	(12,003)	2014	Apr-14	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	1,501	1,894	8,993	10,887	(4,323)	1963	Dec-02	3-30
Mio	103	San Jose, CA	—	11,012	39,982	182	11,012	40,164	51,176	(1,363)	2015	Jan-16	3-30
Mira Monte	354	Mira Mesa, CA	—	7,165	28,459	9,962	7,186	38,400	45,586	(20,783)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	13,759	7,886	36,739	44,625	(22,818)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	5,762	10,167	44,472	54,639	(18,507)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	2,168	46,499	110,666	157,165	(11,305)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	3,170	31,429	76,504	107,933	(7,962)	1989	Apr-14	5-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	6,117	2,424	11,621	14,045	(6,834)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	2,457	7,823	35,892	43,715	(9,961)	2011	Feb-11	3-30
Museum Park	117	San Jose, CA	—	13,864	32,348	934	13,864	33,282	47,146	(3,438)	2002	Apr-14	5-30
Paragon Apartments	301	Fremont, CA	—	32,230	77,320	589	32,230	77,909	110,139	(6,431)	2013	Jul-14	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	2,785	4,710	21,624	26,334	(3,739)	2002	Jun-12	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	1,727	15,894	65,301	81,195	(6,673)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	11,278	9,424	33,266	42,690	(5,609)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	1,896	10,680	44,618	55,298	(4,667)	1989	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Pinehurst (8)	28	Ventura, CA	—	—	1,711	519	6	2,224	2,230	(1,344)	1973	Dec-04	3-24
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	1,911	14,647	60,497	75,144	(6,089)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	11,631	4,505	29,236	33,741	(13,938)	1963	Aug-98	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	(39)	11,702	152,297	163,999	(14,159)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	7,788	6,873	23,825	30,698	(5,865)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	3,066	3,184	15,803	18,987	(4,623)	1989	Dec-09	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	3,165	27,870	114,647	142,517	(11,618)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	854	25,073	122,168	147,241	(8,165)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	1,781	3,801	13,180	16,981	(7,106)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	6,497	3,331	13,991	17,322	(11,078)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	9,052	4,173	68,013	72,186	(16,920)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	28,870	22,866	57,771	80,637	(26,023)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	4,935	9,582	45,251	54,833	(10,633)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	2,818	2,820	13,980	16,800	(6,781)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	3,028	19,292	80,196	99,488	(8,197)	1986	Apr-14	5-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	540	7,379	22,678	30,057	(2,621)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	4,404	34,444	151,666	186,110	(17,915)	2014	Apr-14	5-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	5,889	3,201	18,458	21,659	(12,004)	1986	Oct-97	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	5,523	5,977	29,175	35,152	(14,340)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	648	13,915	58,348	72,263	(5,840)	2008	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	105	6,964	30,027	36,991	(2,793)	2014	Mar-14	3-30
The Cairns	100	Seattle, WA	—	6,937	20,679	1,195	6,939	21,872	28,811	(7,191)	2006	Jun-07	3-30
The Commons	264	Campbell, CA	—	12,555	29,307	5,378	12,556	34,684	47,240	(9,005)	1973	Jul-10	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	5,646	4,531	94,854	99,385	(27,586)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	51,281	8,385	49,892	58,277	(21,785)	1972	Apr-97	3-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	4,648	1,618	8,512	10,130	(4,933)	1971	Jun-97	3-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	1,857	13,574	56,155	69,729	(5,919)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	2,992	21,930	90,712	112,642	(9,312)	1985	Apr-14	5-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	906	6,949	28,702	35,651	(2,902)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	2,707	3,890	11,095	14,985	(7,091)	1985	Oct-97	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	1,792	22,016	84,046	106,062	(19,028)	2011	Jul-11	3-30
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	3,627	13,842	58,994	72,836	(5,937)	1974	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Village Green	272	La Habra, CA	—	6,488	36,768	2,820	6,488	39,588	46,076	(4,132)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	8,205	5,573	20,106	25,679	(8,793)	1963	Aug-04	3-30
Vox Apartments	58	Seattle, WA	—	5,545	16,635	79	5,545	16,714	22,259	(1,802)	2013	Oct-13	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	4,269	4,887	23,408	28,295	(10,501)	1964	Oct-03	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	11,286	2,258	18,293	20,551	(11,308)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	9,603	43,194	110,633	153,827	(17,032)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	1,004	30,535	92,608	123,143	(9,435)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	7,368	56,932	219,366	276,298	(25,646)	2014	Apr-14	5-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	15,508	4,021	25,819	29,840	(17,389)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	22,031	2,044	30,754	32,798	(16,605)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	3,751	5,341	24,777	30,118	(10,673)	1987	Dec-04	3-30
	31,481		$—	$1,693,968	$6,072,893	$977,660	$1,738,155	$7,006,366	$8,744,521	$(1,446,609)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Hollywood	34,000	Los Angeles, CA	$—	$10,200	$13,800	$14	$10,200	$13,814	$24,014	$(3,934)	1938	Jul-06	3-30
Derian Office Building	106,564	Irvine, CA	—	3,079	12,315	4,049	4,308	15,135	19,443	(12,676)	1983	Jul-00	3-30
	140,564		$—	$13,279	$26,115	$4,063	$14,508	$28,949	$43,457	$(16,610)

Total			$2,191,481	$2,501,616	$8,663,818	$1,510,872	$2,559,743	$10,116,563	$12,676,306	$(2,311,546)

(1) The aggregate cost for federal income tax purposes is approximately $10.0 billion (unaudited).
(2) A portion of land is leased pursuant to a ground lease expiring 2070.
(3) The land is leased pursuant to a ground lease expiring 2082.
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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

A summary of activity for rental properties and accumulated depreciation is as follows:

	2016	2015	2014		2016	2015	2014
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$12,331,469	$11,244,681	$5,443,757	Balance at beginning of year	$1,949,892	$1,564,806	$1,254,886
Acquisition, development, and improvement of real estate (1) (2)	609,669	1,333,102	5,833,617	Depreciation expense (1)	432,165	402,687	320,921
Disposition of real estate and other	(264,832)	(246,314)	(32,693)	Depreciation expense - Disposals and other	(70,511)	(17,601)	(11,001)
Balance at the end of year	$12,676,306	$12,331,469	$11,244,681	Balance at the end of year	$2,311,546	$1,949,892	$1,564,806

(1) Reclassifications have been made in prior periods to conform to the current year's presentation.
(2) Amount for 2014 includes $5.2 billion related to BRE merger.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 24, 2017.

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

Signature	Title	Date

/S/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 24, 2017

/S/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 24, 2017

/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 24, 2017

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 24, 2017

/S/ GARY P. MARTIN Gary P. Martin	Director	February 24, 2017

/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	February 24, 2017

/S/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 24, 2017

/S/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 24, 2017

/S/ JANICE L. SEARS Janice L. Sears	Director	February 24, 2017

S-1

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

3.2
Fifth Amended and Restated Bylaws of Essex Property Trust, Inc. (as of May 17, 2016), attached as Exhibit 3.3 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

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

4.2
Indenture, dated April 15, 2013, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.25% Senior Notes due 2023 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 15, 2013, and incorporated herein by reference.

4.3	Form of Common Stock Certificate of Essex Property Trust, Inc., filed as Exhibit 4.5 to the Company's Form S-4 Registration Statement, filed January 29, 2014, and incorporated herein by reference.

4.4
Indenture governing 5.500% Senior Notes due 2017, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 5.500% Senior Notes due 2017, attached as Exhibit 4.1 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.5
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

4.8
Indenture, dated March 17, 2015, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.500% Senior Notes due 2025 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 17, 2015, and incorporated herein by reference.

4.9
Indenture, dated April 11, 2016, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.375% Senior Notes due 2026 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 11, 2016, and incorporated herein by reference.

10.1
Agreement between Essex Property Trust, Inc. and George M. Marcus, dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.*

10.3
2005 Deferred Compensation Plan (as amended and restated) of Essex Portfolio, L.P., dated as of December 2, 2008, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 8, 2008, and incorporated herein by reference.*

10.4
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 25, 2011, and incorporated herein by reference.*

10.5
Note Purchase Agreement, dated as of June 30, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the forms of the 4.50% Senior Guaranteed Notes, Series A, due September 30, 2017, and the 4.92% Senior Guaranteed Notes, Series B, due December 30, 2019), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference. †

10.6
Amended and Restated Revolving Credit Agreement, dated as of September 16, 2011, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer, and other lenders as specified therein, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

10.7
Note Purchase Agreement, dated as of March 14, 2012, among Essex Portfolio, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.27% Senior Guaranteed Notes, Series C, due April 30, 2021, the 4.30% Senior Guaranteed Notes, Series D, due June 29, 2021, and the 4.37% Senior Guaranteed Notes, Series E, due August 30, 2021), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 20, 2012, and incorporated herein by reference. †

10.8
First Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2012, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer, and the other lenders party thereto, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.9	Modification Agreement, dated July 30, 2012, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.10
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

10.11
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein by reference.*

10.12
Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 30, 2012, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer, and the other lenders party thereto, attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.13
Third Amendment to Amended and Restated Revolving Credit Agreement, dated January 22, 2013, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer, and the other lenders party thereto, attached as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.14
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.15
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.16
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.17
Amended and Restated Non-Employee Director Equity Award Program, dated May 17, 2016, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.*

10.18
Third Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 10, 2013, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 12, 2013, and incorporated herein by reference.*

10.19
Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.20
Third Modification Agreement, dated as of January 29, 2014 by and among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.21
BRE Properties, Inc. 1999 Stock Incentive Plan (assumed by Essex Property Trust, Inc.), attached as Exhibit 99.1 to Essex Property Trust, Inc.'s Registration Statement on Form S-8, filed April 1, 2014, and incorporated herein by reference.*

10.22
BRE Properties, Inc. Fifth Amended and Restated Non-Employee Stock Option and Restricted Stock Plan (assumed by Essex Property Trust, Inc.), attached as Exhibit 99.2 to Essex Property Trust, Inc.'s Registration Statement on Form S-8, filed April 1, 2014, and incorporated herein by reference.*

10.23
Form of Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated March 8, 2016, attached as Exhibit 10.1 to the Company's Current Report of From 8-K, filed on March 9, 2016, and incorporated herein by reference.

10.24
Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 22, 2015, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.

10.25
Forms of Essex Property Trust, Inc., Essex Portfolio L.P., Long-Term Incentive Plan Award Agreements, attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.*

10.26
Terms Agreement dated as of May 20, 2015, among Essex Property Trust, Inc. and Citigroup Global Markets Inc., attached as Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on May 26, 2015, and incorporated herein by reference.

10.27
Sixth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 19, 2016, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on February 26, 2016 and incorporated herein by reference.

10.28
Seventh Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 24, 2017, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.

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