Form 10-Q
period 2017-03-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2017-05-01
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

i

Essex Property Trust, Inc.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

Essex Portfolio, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Essex Property Trust, Inc. Yes ☐ No ☐	Essex Portfolio, L.P. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Essex Property Trust, Inc. Yes ☐ No ☒	Essex Portfolio, L.P. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,598,892 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 27, 2017.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for three month period ended March 31, 2017 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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

The Company believes it is important to understand the few differences between Essex and EPLP in the context of how Essex and EPLP operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various condensed consolidated partnerships and joint venture partners. The noncontrolling interest in the Company's consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) limited partner OP Unitholders of the Operating Partnership. The differences between stockholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except in parenthetical and share amounts)

ASSETS	March 31, 2017	December 31, 2016
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,559,743
Buildings and improvements	10,492,413	10,116,563
	13,211,477	12,676,306
Less: accumulated depreciation	(2,418,793)	(2,311,546)
	10,792,684	10,364,760
Real estate under development	239,685	190,505
Co-investments	1,071,258	1,161,275
Real estate held for sale, net	—	101,957
	12,103,627	11,818,497
Cash and cash equivalents-unrestricted	84,344	64,921
Cash and cash equivalents-restricted	15,908	105,381
Marketable securities	138,977	139,189
Notes and other receivables (includes related party receivables of $10.3 million and $11.3 million as of March 31, 2017 and December 31, 2016, respectively)	50,855	40,970
Prepaid expenses and other assets	53,716	48,450
Total assets	$12,447,427	$12,217,408

LIABILITIES AND EQUITY
Unsecured debt, net	$3,195,129	$3,246,779
Mortgage notes payable, net	2,231,145	2,191,481
Lines of credit	176,233	125,000
Accounts payable and accrued liabilities	184,778	138,226
Construction payable	35,590	35,909
Dividends payable	120,573	110,170
Distributions in excess of investments in co-investments	35,534	—
Other liabilities	34,027	32,922
Total liabilities	6,013,009	5,880,487
Commitments and contingencies
Redeemable noncontrolling interest	45,415	44,684
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,569,521 and 65,527,993 shares issued and outstanding, respectively	6	6
Additional paid-in capital	7,035,178	7,029,679
Distributions in excess of accumulated earnings	(741,204)	(805,409)
Accumulated other comprehensive loss, net	(29,959)	(32,098)
Total stockholders' equity	6,264,021	6,192,178
Noncontrolling interest	124,982	100,059
Total equity	6,389,003	6,292,237
Total liabilities and equity	$12,447,427	$12,217,408

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental and other property	$333,168	$312,178
Management and other fees from affiliates	2,236	2,024
	335,404	314,202
Expenses:
Property operating, excluding real estate taxes	63,645	60,071
Real estate taxes	35,868	34,419
Depreciation and amortization	115,503	109,707
General and administrative	10,601	9,182
Acquisition and investment related costs	556	828
	226,173	214,207
Earnings from operations	109,231	99,995
Interest expense	(54,583)	(52,466)
Total return swap income	2,584	3,123
Interest and other income	6,764	5,208
Equity income from co-investments	10,899	15,068
Gain on sale of real estate and land	26,174	20,258
Deferred tax expense on gain on sale of real estate and land	—	(4,279)
Gain on remeasurement of co-investment	86,482	—
Net income	187,551	86,907
Net income attributable to noncontrolling interest	(8,587)	(5,071)
Net income attributable to controlling interest	178,964	81,836
Dividends to preferred stockholders	—	(1,314)
Excess of redemption value of preferred stock over the carrying value	—	(2,541)
Net income available to common stockholders	$178,964	$77,981
Comprehensive income	$189,764	$84,696
Comprehensive income attributable to noncontrolling interest	(8,661)	(4,998)
Comprehensive income attributable to controlling interest	$181,103	$79,698
Per share data:
Basic:
Net income available to common stockholders	$2.73	$1.19
Weighted average number of shares outstanding during the period	65,549,484	65,405,654
Diluted:
Net income available to common stockholders	$2.72	$1.19
Weighted average number of shares outstanding during the period	65,859,490	65,557,639
Dividend per common share	$1.75	$1.60

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the three months ended March 31, 2017
(Unaudited)
(Dollars and shares in thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount					Total
Balances at December 31, 2016	65,528	$6	$7,029,679	$(805,409)	$(32,098)	$100,059	$6,292,237
Net income	—	—	—	178,964	—	8,587	187,551
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	(1,552)	(53)	(1,605)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,518	121	3,639
Change in fair value of marketable securities, net	—	—	—	—	173	6	179
Issuance of common stock under:
Stock option and restricted stock plans, net	41	—	5,794	—	—	—	5,794
Sale of common stock, net	—	—	(65)	—	—	—	(65)
Equity based compensation costs	—	—	1,110	—	—	143	1,253
Changes in the redemption value of redeemable noncontrolling interest	—	—	(505)	—	—	(226)	(731)
Contributions from noncontrolling interest	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	(5,926)	(5,926)
Redemptions of noncontrolling interest	1	—	(835)	—	—	(235)	(1,070)
Common stock dividends	—	—	—	(114,759)	—	—	(114,759)
Balances at March 31, 2017	65,570	$6	$7,035,178	$(741,204)	$(29,959)	$124,982	$6,389,003

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$187,551	$86,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,503	109,707
Amortization of discount on marketable securities and other investments	(3,573)	(3,756)
Amortization of (premium) discount and debt financing costs, net	(3,309)	(3,795)
Gain on sale of marketable securities and other investments	(1,605)	(740)
Company's share of gain on the sales of co-investments	—	(7,435)
Earnings from co-investments	(10,899)	(7,633)
Operating distributions from co-investments	12,358	9,753
Gain on the sale of real estate and land	(26,174)	(20,258)
Equity-based compensation	1,253	1,490
Gain on remeasurement of co-investment	(86,482)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(4,536)	846
Accounts payable and accrued liabilities	42,449	35,200
Other liabilities	737	324
Net cash provided by operating activities	223,273	200,610
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(187,917)	(110,309)
Redevelopment	(12,240)	(24,151)
Development acquisitions of and additions to real estate under development	(30,457)	(22,656)
Capital expenditures on rental properties	(10,885)	(5,688)
Investments in notes receivable	(8,750)	—
Proceeds from insurance for property losses	435	435
Proceeds from dispositions of real estate	131,230	48,008
Contributions to co-investments	(120,816)	(50,591)
Changes in restricted cash and refundable deposits	89,985	59,346
Purchases of marketable securities	(20,939)	(1,344)
Sales and maturities of marketable securities and other investments	24,903	5,045
Non-operating distributions from co-investments	55,025	21,146
Net cash used in investing activities	(90,426)	(80,759)
Cash flows from financing activities:
Borrowings under debt agreements	654,562	305,895
Repayment of debt	(661,349)	(309,903)
Additions to deferred charges	(1,014)	(1,037)
Net proceeds from issuance of common stock	(65)	(134)
Net proceeds from stock options exercised	5,794	5,232
Distributions to noncontrolling interest	(5,425)	(4,858)
Redemption of noncontrolling interest	(1,070)	(1,089)
Common stock dividends paid	(104,857)	(95,476)
Net cash used in financing activities	(113,424)	(101,370)
Net increase in cash and cash equivalents	19,423	18,481
Cash and cash equivalents at beginning of period	64,921	29,683
Cash and cash equivalents at end of period	$84,344	$48,164

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.3 million and $3.1 million capitalized in 2017 and 2016, respectively	$48,397	$48,109
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$22,506	$—
Transfers between real estate under development to rental properties, net	$747	$107,643
Transfer from real estate under development to co-investments	$2,080	$2,338
Reclassifications to redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$731	$751
Debt assumed in connection with acquisition	$51,882	$48,832

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except in parenthetical and unit amounts)

	March 31, 2017	December 31, 2016
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,559,743
Buildings and improvements	10,492,413	10,116,563
	13,211,477	12,676,306
Less: accumulated depreciation	(2,418,793)	(2,311,546)
	10,792,684	10,364,760
Real estate under development	239,685	190,505
Co-investments	1,071,258	1,161,275
Real estate held for sale, net	—	101,957
	12,103,627	11,818,497
Cash and cash equivalents-unrestricted	84,344	64,921
Cash and cash equivalents-restricted	15,908	105,381
Marketable securities	138,977	139,189
Notes and other receivables (includes related party receivables of $10.3 million and $11.3 million as of March 31, 2017 and December 31, 2016, respectively)	50,855	40,970
Prepaid expenses and other assets	53,716	48,450
Total assets	$12,447,427	$12,217,408

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,195,129	$3,246,779
Mortgage notes payable, net	2,231,145	2,191,481
Lines of credit	176,233	125,000
Accounts payable and accrued liabilities	184,778	138,226
Construction payable	35,590	35,909
Distributions payable	120,573	110,170
Distributions in excess of investments in co-investments	35,534	—
Other liabilities	34,027	32,922
Total liabilities	6,013,009	5,880,487
Commitments and contingencies
Redeemable noncontrolling interest	45,415	44,684
Capital:
General Partner:
Common equity (65,569,521 and 65,527,993 units issued and outstanding, respectively)	6,293,980	6,224,276
	6,293,980	6,224,276
Limited Partners:
Common equity (2,251,920 and 2,237,290 units issued and outstanding, respectively)	51,496	49,436
Accumulated other comprehensive loss	(27,135)	(29,348)
Total partners' capital	6,318,341	6,244,364
Noncontrolling interest	70,662	47,873
Total capital	6,389,003	6,292,237
Total liabilities and capital	$12,447,427	$12,217,408

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental and other property	$333,168	$312,178
Management and other fees from affiliates	2,236	2,024
	335,404	314,202
Expenses:
Property operating, excluding real estate taxes	63,645	60,071
Real estate taxes	35,868	34,419
Depreciation and amortization	115,503	109,707
General and administrative	10,601	9,182
Acquisition and investment related costs	556	828
	226,173	214,207
Earnings from operations	109,231	99,995
Interest expense	(54,583)	(52,466)
Total return swap income	2,584	3,123
Interest and other income	6,764	5,208
Equity income from co-investments	10,899	15,068
Gain on sale of real estate and land	26,174	20,258
Deferred tax expense on gain on sale of real estate and land	—	(4,279)
Gain on remeasurement of co-investment	86,482	—
Net income	187,551	86,907
Net income attributable to noncontrolling interest	(2,441)	(2,287)
Net income attributable to controlling interest	185,110	84,620
Preferred interest distributions	—	(1,314)
Excess of redemption value of preferred units over the carrying value	—	(2,541)
Net income available to common unitholders	$185,110	$80,765
Comprehensive income	$189,764	$84,696
Comprehensive income attributable to noncontrolling interest	(2,441)	(2,287)
Comprehensive income attributable to controlling interest	$187,323	$82,409
Per unit data:
Basic:
Net income available to common unitholders	$2.73	$1.19
Weighted average number of common units outstanding during the period	67,801,718	67,633,519
Diluted:
Net income available to common unitholders	$2.72	$1.19
Weighted average number of common units outstanding during the period	68,111,724	67,785,504
Distribution per common unit	$1.75	$1.60

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the three months ended March 31, 2017
(Dollars and units in thousands)
(Unaudited)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
	Units	Amount	Units	Amount			Total
Balances at December 31, 2016	65,528	$6,224,276	2,237	$49,436	$(29,348)	$47,873	$6,292,237
Net income	—	178,964	—	6,146	—	2,441	187,551
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	(1,605)	—	(1,605)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,639	—	3,639
Change in fair value of marketable securities, net	—	—	—	—	179	—	179
Issuance of common units under:
General partner's stock based compensation, net	41	5,794	—	—	—	—	5,794
Sale of common stock by general partner, net	—	(65)	—	—	—	—	(65)
Equity based compensation costs	—	1,110	16	143	—	—	1,253
Changes in redemption value of redeemable noncontrolling interest	—	(505)	—	—	—	(226)	(731)
Contributions from noncontrolling interest	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	(1,932)	(1,932)
Redemptions	1	(835)	(1)	(235)	—	—	(1,070)
Distributions declared	—	(114,759)	—	(3,994)	—	—	(118,753)
Balances at March 31, 2017	65,570	$6,293,980	2,252	$51,496	$(27,135)	$70,662	$6,389,003

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$187,551	$86,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,503	109,707
Amortization of discount on marketable securities and other investments	(3,573)	(3,756)
Amortization of (premium) discount and debt financing costs, net	(3,309)	(3,795)
Gain on sale of marketable securities and other investments	(1,605)	(740)
Company's share of gain on the sales of co-investments	—	(7,435)
Earnings from co-investments	(10,899)	(7,633)
Operating distributions from co-investments	12,358	9,753
Gain on the sales of real estate and land	(26,174)	(20,258)
Equity-based compensation	1,253	1,490
Gain on remeasurement of co-investment	(86,482)	—
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(4,536)	846
Accounts payable and accrued liabilities	42,449	35,200
Other liabilities	737	324
Net cash provided by operating activities	223,273	200,610
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(187,917)	(110,309)
Redevelopment	(12,240)	(24,151)
Development acquisitions of and additions to real estate under development	(30,457)	(22,656)
Capital expenditures on rental properties	(10,885)	(5,688)
Investments in notes receivable	(8,750)	—
Proceeds from insurance for property losses	435	435
Proceeds from dispositions of real estate	131,230	48,008
Contributions to co-investments	(120,816)	(50,591)
Changes in restricted cash and refundable deposits	89,985	59,346
Purchases of marketable securities	(20,939)	(1,344)
Sales and maturities of marketable securities and other investments	24,903	5,045
Non-operating distributions from co-investments	55,025	21,146
Net cash used in investing activities	(90,426)	(80,759)
Cash flows from financing activities:
Borrowings under debt agreements	654,562	305,895
Repayment of debt	(661,349)	(309,903)
Additions to deferred charges	(1,014)	(1,037)
Net proceeds from issuance of common units	(65)	(134)
Net proceeds from stock options exercised	5,794	5,232
Distributions to noncontrolling interest	(5,425)	(1,528)
Redemption of noncontrolling interest	(1,070)	(1,089)
Common unit distributions paid	(104,857)	(98,806)
Net cash used in financing activities	(113,424)	(101,370)
Cash acquired in consolidation of co-investment	—	—
Net increase in cash and cash equivalents	19,423	18,481
Cash and cash equivalents at beginning of period	64,921	29,683
Cash and cash equivalents at end of period	$84,344	$48,164

	Three Months Ended March 31,
	2017	2016

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.3 million and $3.1 million capitalized in 2017 and 2016, respectively	$48,397	$48,109
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$22,506	$—
Transfers between real estate under development to rental properties, net	$747	$107,643
Transfer from real estate under development to co-investments	$2,080	$2,338
Reclassifications to redeemable noncontrolling interest to or from general partner capital and noncontrolling interest	$731	$751
Debt assumed in connection with acquisition	$51,882	$48,832

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner in the Operating Partnership, with a 96.7% general partnership interest as of March 31, 2017. Total Operating Partnership limited partnership units outstanding were 2,251,920 and 2,237,290 as of March 31, 2017 and December 31, 2016, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $521.4 million and $520.2 million, as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company owned or had ownership interests in 246 stabilized apartment communities, aggregating 59,860 apartment homes, excluding the Company’s ownership in preferred interest co-investments, (collectively, the “Communities”, and individually, a “Community”), one operating commercial building and five active developments (collectively, the “Portfolio”). The Communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers." The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of the new standard by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The new standard may be applied using either a full retrospective or a modified approach upon adoption. The Company does not expect that this amendment will have a material effect on its consolidated results of operations or financial position.

In January 2016, the FASB issued ASU No. 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities", which requires changes to the classification and measurement of investments in certain equity securities and to the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company does not expect that this amendment will have a material effect on its consolidated results of operations or financial position.

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
March 31, 2017 and 2016
(Unaudited)

The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In June 2016, the FASB issued ASU No. 2016-13 "Measurement of Credit Losses on Financial Instruments", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The new standard will be effective for the Company beginning on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In August 2016, the FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which requires entities to adhere to a uniform classification and presentation of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the impact of the other items identified in this amendment to be material on its consolidated results of operations or financial position.

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows", which requires entities to include restricted cash and restricted cash equivalents in the reconciliation of beginning-of-period to the end-of-period of cash and cash equivalents in the statement of cash flows. This new standard seeks to eliminate the current diversity in practice in how changes in restricted cash and restricted cash equivalents is presented in the statement of cash flows. This new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company does not expect the impact of the other items identified in this amendment to be material on its consolidated results of operations or financial position.

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

In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets", which adds guidance for partial sales of nonfinanical assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. This new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements), and any unrealized gain or loss is recorded as other comprehensive income. Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2017 and December 31, 2016, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, and investment funds that invest in U.S. treasury or agency securities. As of March 31, 2017 and December 31, 2016, the Company classified its investments in mortgage backed

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of March 31, 2017 and December 31, 2016, marketable securities consist of the following ($ in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$13,540	$99	$13,639
Investment funds - U.S. treasuries	10,273	(24)	10,249
Common stock and stock funds	17,147	(27)	17,120
Held to maturity:
Mortgage backed securities	97,969	—	97,969
Total - Marketable securities	$138,929	$48	$138,977

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$19,604	$(73)	$19,531
Investment funds - U.S. treasuries	10,022	(22)	10,000
Common stock and stock funds	13,696	1,569	15,265
Held to maturity:
Mortgage backed securities	94,393	—	94,393
Total - Marketable securities	$137,715	$1,474	$139,189

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.

For the three months ended March 31, 2017 and 2016, the proceeds from sales of available for sale securities totaled $24.9 million and $5.0 million, respectively, which resulted in $1.6 million realized gains and $0.7 million realized gains, respectively.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 20 DownREIT limited partnerships (comprising twelve communities), and 9 co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the 9 consolidated co-investments and 20 DownREIT limited partnerships, net of intercompany eliminations, were approximately $1.1 billion and $351.1 million, respectively, as of March 31, 2017 and $989.3 million and $288.1 million, respectively, as of December 31, 2016. Noncontrolling interests in these entities was $75.7 million and $52.9 million as of March 31, 2017 and December 31, 2016, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2017 and December 31, 2016, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

Equity-based Compensation

The cost of share and unit based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 12, “Equity Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2016) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2017 and December 31, 2016, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s $4.8 billion of fixed rate debt, including unsecured debt, at March 31, 2017 is approximately $4.9 billion and the Company’s variable rate debt at March 31, 2017 and December 31, 2016 approximates its fair value based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2017 and December 31, 2016 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of March 31, 2017 and December 31, 2016.

At March 31, 2017, the Company’s investments in mortgage backed securities had a carrying value of $98.0 million and the Company estimated the fair value to be approximately $111.6 million. At December 31, 2016, the Company’s investments in mortgage backed securities had a carrying value of $94.4 million and the Company estimated the fair value to be approximately $108.8 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $5.2 million and $4.5 million during the three months ended March 31, 2017 and 2016, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the condensed consolidated statement of income and comprehensive income equal to the amount by which the fair value of the co-investment interest the Company previously owned exceeds its carrying value. A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

The Company reports investments in co-investments where accumulated distributions have exceeded the Company’s investment as distributions in excess of investments in co-investments in the accompanying condensed consolidated balance sheets. The net investment of one of the Company’s co-investments is less than zero as a result of financing distributions in excess of the Company's investment in that co-investment.

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2016	$(32,963)	$865	$(32,098)
Other comprehensive income before reclassification	5,496	173	5,669
Amounts reclassified from accumulated other comprehensive loss	(1,978)	(1,552)	(3,530)
Other comprehensive income (loss)	3,518	(1,379)	2,139
Balance at March 31, 2017	$(29,445)	$(514)	$(29,959)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2016	$(30,161)	$813	$(29,348)
Other comprehensive income before reclassification	5,685	179	5,864
Amounts reclassified from accumulated other comprehensive loss	(2,046)	(1,605)	(3,651)
Other comprehensive income (loss)	3,639	(1,426)	2,213
Balance at March 31, 2017	$(26,522)	$(613)	$(27,135)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statement of income and comprehensive income. Realized gains and losses on available for sale securities are included in interest and other income on the condensed consolidated statement of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $45.4 million and $44.7 million as of March 31, 2017 and December 31, 2016, respectively. The manner of redemption of these noncontrolling interests is outside of the Company’s control as the limited partners may elect to receive Company common stock or cash.

The changes to the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2017 is as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

2017
Balance at January 1,	$44,684
Reclassification due to change in redemption value and other	731
Redemptions	—
Additions	—
Balance at March 31,	$45,415

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

(2)  Significant Transactions During the First Quarter of 2017 and Subsequent Event

Significant Transactions

Acquisitions

In January 2017, the Company purchased its joint venture partner's 50.0% interest in Palm Valley, for a contract price of $183.0 million. Prior to the purchase, an approximately $220.0 million mortgage encumbered the property. Concurrent with the closing of the acquisition, the entire mortgage balance was repaid and the property is now unencumbered. Palm Valley has 1,098 apartment homes, within four communities, and is located in San Jose, CA. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $86.5 million upon consolidation.

In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino, a 230 apartment home community located in San Jose, CA, into a 40.5% common equity ownership interest in the property. The Company issued DownREIT units to the other members, including an affiliate of the Marcus & Millichap Company, based on an estimated property valuation of $90.0 million. See Note 5, Related Party Transactions, for additional details. The property is encumbered by $52.0 million of mortgage debt. As a result of this transaction, the Company consolidates the property, based on a VIE analysis performed by the Company.

The consolidated fair value of acquired communities listed in the preceding paragraphs above were included on the Company's condensed consolidated balance sheet as follows: $169.5 million was included in land and land improvements, $365.7 million was included in buildings and improvements, and $3.2 million was included in prepaid expenses and other assets, within the Company's condensed consolidated balance sheets.

Dispositions

In January 2017, the Company sold Jefferson at Hollywood, a 270 apartment home community, located in Los Angeles, CA, for $132.5 million, resulting in a gain of $26.2 million.

Preferred Equity Investments

In March 2017, the Company made a commitment to fund a $21.5 million preferred equity investment in a limited liability company that wholly owns two apartment home buildings that are under development, one of which is a 142 unit development located in Fullerton, CA and the other a 170 unit development located in Irvine, CA. This investment will accrue interest based on an 11% compounded preferred return for the first 30 months, after which the rate may decrease to 9.5% upon completion of

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

the developments and if certain loan-to-value thresholds are met. The investment is scheduled to mature in March 2020. As of March 31, 2017, the Company has funded $2.0 million of the $21.5 million commitment.

Senior Unsecured Debt

In March 2017, the Company paid off $300 million of 5.500% senior unsecured notes, at maturity.

Subsequent Event

In April 2017, the Company issued $350 million of 10-year 3.625% senior unsecured notes. The interest is paid semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2017 until the maturity date of May 1, 2027. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

(3) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of March 31, 2017 and December 31, 2016 are as follows (in thousands, except in parenthetical):

	Ownership Percentage	March 31, 2017	December 31, 2016
Membership interest/Partnership interest in:
CPPIB	50%-55%	$463,899	$422,068
Wesco I, III and IV	50%	181,187	180,687
Palm Valley	50%	—	68,396
BEXAEW	50%	47,321	47,963
BEX II (1)	50%	(35,534)	19,078
Other	50%-55%	42,384	43,713
Total operating co-investments, net		699,257	781,905
Total development co-investments, net	50%-55%	123,408	157,317
Total preferred interest co-investments (includes related party investments of $20.5 million and $35.9 million as of March 31, 2017 and December 31, 2016, respectively)		213,059	222,053
Total co-investments, net		$1,035,724	$1,161,275

(1) This co-investment was classified as a liability as of March 31, 2017.

The combined summarized financial information of co-investments is as follows (in thousands).

	March 31, 2017	December 31, 2016
Combined balance sheets: (1)
Rental properties and real estate under development	$3,433,014	$3,807,245
Other assets	102,385	121,505
Total assets	$3,535,399	$3,928,750
Debt	$1,461,893	$1,617,639
Other liabilities	75,570	74,607
Equity (1)	1,997,936	2,236,504
Total liabilities and equity	$3,535,399	$3,928,750
Company's share of equity	$1,035,724	$1,161,275

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Combined statements of income: (1)
Property revenues	$75,905	$75,130
Property operating expenses	(25,408)	(25,821)
Net operating income	50,497	49,309
Gain on sale of real estate	—	17,495
Interest expense	(11,921)	(13,140)
General and administrative	(1,778)	(1,240)
Depreciation and amortization	(27,904)	(28,716)
Net income	$8,894	$23,708
Company's share of net income (2)	$10,899	$15,068

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.5 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

(4) Notes and Other Receivables

Notes receivable, secured by real estate, and other receivables consist of the following as of March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	December 31, 2016
Notes receivable, secured, bearing interest at 10.75%, due September 2020	$27,032	$17,685
Related party note receivable, secured, bearing interest at 9.5%, due October 2019(1)	6,594	6,593
Notes and other receivables from affiliates (2)	3,739	4,695
Other receivables	13,490	11,997
Total notes and other receivables	$50,855	$40,970

(1) See Note 5, Related Party Transactions, for additional details.
(2) The Company had $3.7 million and $4.7 million of short-term loans outstanding and due from various joint ventures as of March 31, 2017 and December 31, 2016, respectively. See Note 5, Related Party Transactions, for additional details.

(5) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development, and redevelopment services. These fees from affiliates totaled $3.0 million and $3.3 million during the three months ended March 31, 2017 and 2016, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.8 million and $1.3 million against general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino, a 230 apartment home community located in San Jose, CA, into a 40.5% common equity ownership interest in the property. The Company issued DownREIT units to the other members, including an MMC affiliate, based on an estimated property valuation of $90.0 million. The property is encumbered by $52.0 million of mortgage debt. As a result of this transaction, the Company consolidates the property, based on a VIE analysis performed by the Company.

In 2015, the Company made preferred equity investments totaling $20.0 million in three entities affiliated with MMC that own apartment communities in California. The Company earns a 9.5% preferred return on each such investment, all of which are scheduled to mature in 2022.

As described in Note 4, the Company has provided short-term loans to affiliates. As of March 31, 2017 and December 31, 2016, $3.7 million and $4.7 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is also classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million and $6.6 million as of March 31, 2017 and December 31, 2016, respectively.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

Debt consists of the following ($ in thousands):

	March 31, 2017	December 31, 2016	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$314,253	$314,190	3.4
Term loan - variable rate	348,279	98,189	4.9
Bonds public offering - fixed rate	2,532,597	2,834,400	6.8
Unsecured debt, net (1)	3,195,129	3,246,779
Lines of credit (2)	176,233	125,000
Mortgage notes payable, net (3)	2,231,145	2,191,481	5.7
Total debt, net	$5,602,507	$5,563,260
Weighted average interest rate on fixed rate unsecured and unsecured private placement bonds	3.8%	3.6%
Weighted average interest rate on variable rate term loan	2.2%	2.3%
Weighted average interest rate on lines of credit	1.9%	1.8%
Weighted average interest rate on mortgage notes payable	4.3%	4.3%

(1) Includes unamortized discount of $2.6 million and $0.1 million and unamortized debt issuance costs of $17.3 million and $18.1 million, as of March 31, 2017 and December 31, 2016, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.03 billion, excludes unamortized debt issuance costs of $4.0 million and $3.3 million as of March 31, 2017 and December 31, 2016, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2017, the Company had two lines of unsecured credit aggregating $1.03 billion. The Company’s $1.0 billion credit facility had an interest rate of LIBOR plus 0.90%, which is based on a tiered rate structure tied to the Company’s credit ratings. In January 2017, the Company’s $1.0 billion credit facility’s maturity date was extended to December 2020 with one 18-month extension, exercisable at the Company’s option. The Company’s $25.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.90%, which is based on a tiered rate structure tied to the Company’s credit ratings. The $25.0 million credit facility matures in January 2018.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

(3) Includes unamortized premium of $46.0 million and $50.8 million and reduced by unamortized debt issuance costs of $6.9 million and $7.4 million, as of March 31, 2017 and December 31, 2016, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of March 31, 2017 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2017	$114,776
2018	301,858
2019	653,114
2020	695,070
2021	552,831
Thereafter	3,089,422
Total	$5,407,071

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

Excluded from segment revenues and net operating income are management and other fees from affiliates and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties and properties that have been sold. Other non-segment assets include real estate under development, co-investments, real estate held for sale, net, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2017 and 2016 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Southern California	$147,099	$135,894
Northern California	123,308	110,408
Seattle Metro	56,192	52,073
Other real estate assets	6,569	13,803
Total property revenues	$333,168	$312,178
Net operating income:
Southern California	$101,405	$92,654
Northern California	87,663	79,013
Seattle Metro	38,933	35,689
Other real estate assets	5,654	10,332
Total net operating income	233,655	217,688
Management and other fees from affiliates	2,236	2,024
Depreciation and amortization	(115,503)	(109,707)
General and administrative	(10,601)	(9,182)
Acquisition and investment related costs	(556)	(828)
Interest expense	(54,583)	(52,466)
Total return swap income	2,584	3,123
Interest and other income	6,764	5,208
Equity income from co-investments	10,899	15,068
Gain on sale of real estate and land	26,174	20,258
Deferred tax expense on gain on sale of real estate and land	—	(4,279)
Gain on remeasurement of co-investment	86,482	—
Net income	$187,551	$86,907

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	December 31, 2016
Assets:
Southern California	$4,885,678	$4,924,792
Northern California	4,293,943	3,791,549
Seattle Metro	1,555,853	1,570,340
Other real estate assets	57,210	78,079
Net reportable operating segment - real estate assets	10,792,684	10,364,760
Real estate under development	239,685	190,505
Co-investments	1,071,258	1,161,275
Real estate held for sale, net	—	101,957
Cash and cash equivalents, including restricted cash	100,252	170,302
Marketable securities	138,977	139,189
Notes and other receivables	50,855	40,970
Prepaid expenses and other assets	53,716	48,450
Total assets	$12,447,427	$12,217,408

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

(8) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data)

Essex Property Trust, Inc.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$178,964	65,549,484	$2.73	$77,981	65,405,654	$1.19
Effect of Dilutive Securities:
Stock options	—	96,778		—	151,985
DownREIT units	373	213,228		—	—
Diluted:
Net income available to common stockholders	$179,337	65,859,490	$2.72	$77,981	65,557,639	$1.19

The table above exclude from the calculations of diluted EPS weighted average convertible limited partnership units of 2,252,234 and 2,227,865, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended March 31, 2017 and 2016, respectively, because they were anti-dilutive. The related income allocated to these convertible limited partnership units aggregated $6.1 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

Stock options of 225,895 and 77,200 for the three months ended March 31, 2017 and 2016, respectively were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

Essex Portfolio, L.P.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$185,110	67,801,718	$2.73	$80,765	67,633,519	$1.19
Effect of Dilutive Securities:
Stock options	—	96,778		—	151,985
DownREIT units	373	213,228		—	—
Diluted:
Net income available to common unitholders	$185,483	68,111,724	$2.72	$80,765	67,785,504	$1.19

Stock options of 225,895 and 77,200 for the three months ended March 31, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

(9) Derivative Instruments and Hedging Activities

As of March 31, 2017, the Company has entered into interest rate swap contracts with an aggregate notional amount of $200 million that effectively fixed the interest rate on the $200 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of March 31, 2017, the Company has interest rate caps, which are not accounted for as hedges, totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of March 31, 2017 and December 31, 2016, the aggregate carrying value of the interest rate swap contracts was an asset of $4.7 million and $4.4 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both March 31, 2017 and December 31, 2016.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated income statements, net was not significant for both the three months ended March 31, 2017 and 2016.

Additionally, the Company has entered into total return swaps that effectively convert $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all total return swaps with $257.3 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both March 31, 2017 and December 31, 2016. These total return swaps are scheduled to mature between September 2021 and November 2022. Realized gains of $2.6 million and $3.1 million are reported in the condensed consolidated statements of income and comprehensive income as total return swap income for the three months ended March 31, 2017 and 2016, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

(10) Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations. Such lawsuits could, but are not expected to, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is subject to various federal, state, and local environmental laws. To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2017, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of March 31, 2017, the Company had ownership interests in 246 stabilized apartment communities, comprising 59,860 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in one operating commercial buildings with approximately 106,564 square feet and five active developments. The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2017, the Company’s development pipeline was comprised of two consolidated projects under development, three unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 1,968 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of $0.7 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2017		As of March 31, 2016
	Apartment Homes	%	Apartment Homes	%
Southern California	23,343	47%	23,949	49%
Northern California	15,848	32%	14,865	30%
Seattle Metro	10,238	21%	10,239	21%
Total	49,429	100%	49,053	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), and BEXAEW, LLC (“BEXAEW”) communities, BEX II, LLC ("BEX

II") communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2017 and 2016) was 96.5% and 96.0% for the three months ended March 31, 2017 and 2016, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Southern California	96.4%	96.0%
Northern California	96.6%	96.0%
Seattle Metro	96.6%	95.8%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2017	2016	Change	Change
Same-Property Revenues:
Southern California	21,998	$137,971	$131,611	$6,360	4.8%
Northern California	13,892	107,962	104,166	3,796	3.6%
Seattle Metro	10,238	56,192	52,073	4,119	7.9%
Total Same-Property revenues	46,128	302,125	287,850	14,275	5.0%
Non-Same Property Revenues		31,043	24,328	6,715	27.6%
Total property revenues		$333,168	$312,178	$20,990	6.7%

Same-Property Revenues increased by $14.3 million or 5.0% to $302.1 million in the first quarter of 2017 from $287.9 million in the first quarter of 2016. The increase was primarily attributable to an increase of 4.1% in average rental rates from $2,050 per apartment home in the first quarter of 2016 to $2,134 per apartment home in the first quarter of 2017.

Non-Same Property Revenues increased by $6.7 million or 27.6% to $31.0 million in the first quarter of 2017 from $24.3 million in the first quarter of 2016. The increase was primarily due to revenue generated by the consolidation of Palm Valley in January 2017.

Management and other fees from affiliates increased by $0.2 million to $2.2 million in the first quarter of 2017 from $2.0 million in the first quarter of 2016, primarily due to property management fee revenue from joint venture development communities that went into lease-up after the first quarter of 2016 and during the first quarter of 2017.

Property operating expenses, excluding real estate taxes increased $3.6 million for the first quarter of 2017 compared to the first quarter of 2016 primarily due to the consolidation of Palm Valley. Same-Property operating expenses, excluding real estate taxes, increased by $2.8 million or 5.1% for the first quarter of 2017 compared to the first quarter of 2016, primarily due to a $1.0 million increase in utilities and an increase of $0.8 million in maintenance and repairs.

Real estate taxes increased $1.4 million for the first quarter of 2017 compared to the first quarter of 2016 due primarily to the consolidation of Palm Valley in January 2017. Same-Property real estate taxes remained relatively flat at $31.6 million for the first quarter of 2017 compared to $31.4 million for the first quarter of 2016.

Depreciation and amortization expense increased by $5.8 million for the first quarter of 2017 compared to the first quarter of 2016, primarily due to the consolidation of Palm Valley in January 2017.

Interest expense increased $2.1 million for the first quarter of 2017 compared to the first quarter of 2016, primarily due to the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016 which resulted in $3.9 million interest expense for the first quarter of 2017 and none for the first quarter of 2016. The increase was partially offset by various debt that was paid off or matured during and after the first quarter of 2016, which resulted in a decrease in interest expense of $1.5 million for the first quarter of 2017.

Total return swap income of $2.6 million in the first quarter of 2017 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $0.5 million for the first quarter of 2017 compared to the first quarter of 2016 was due to less favorable interest rates.

Interest and other income increased by $1.6 million for the first quarter of 2017 compared to the first quarter of 2016 primarily due to an increase of $0.9 million in income from the sale of marketable securities as well as an increase of $0.4 million in interest income as a result of a larger notes receivable balance.

Equity income from co-investments decreased $4.2 million for the first quarter of 2017 compared to the first quarter of 2016 primarily due to the sale of a property by BEXAEW, LLC during the first quarter of 2016, which resulted in a gain of $7.4 million for the Company for that period. This decrease was offset by increases in preferred equity income of approximately $3.0 million.

Gain on sale of real estate and land increased $5.9 million for the first quarter of 2017 compared to the first quarter of 2016 was due primarily to a $26.2 million gain on the sale of Jefferson at Hollywood during the first quarter of 2017 as compared to a $10.7 million gain on the sale of Harvest Park and a $9.6 million gain on the sale of the Company's former headquarters office building during the first quarter of 2016.

Deferred tax expense on gain on sale of real estate and land of $4.3 million for the first quarter of 2016 was recorded due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for the first quarter of 2016 as the Harvest Park proceeds were used in a like-kind exchange transaction.

Gain on remeasurement of co-investment of $86.5 million for the first quarter of 2017 resulted from the purchase of the Company's joint venture partner's 50% interest in Palm Valley. See Note 2, Significant Transactions and Subsequent Events, for additional details. There were no such transactions during the first quarter of 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company had $84.3 million of unrestricted cash and cash equivalents and $139.0 million in marketable securities, of which $41.0 million were available for sale. We believe that cash flows generated by our operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2017, Fitch Ratings ("Fitch"), Moody’s Investor Service ("Moody's"), and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

The Company has two lines of unsecured credit aggregating $1.03 billion. The Company has a $1.0 billion unsecured line of credit, and as of March 31, 2017, there was a $175.0 million balance on this unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of March 31, 2017. In January 2017, the maturity date was extended to December 2020 with one 18-month extension, exercisable at the Company's option. The Company also has a $25 million working capital unsecured line of credit agreement. This facility matures in January 2018. As of March 31, 2017, there was $1.2 million outstanding on the $25.0 million unsecured line. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of March 31, 2017.

In March 2017, the Company paid off $300 million of 5.500% senior unsecured notes, at maturity.

In April 2017, the Company issued $350 million of 10-year 3.625% senior unsecured notes. The interest is paid semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2017 until the maturity date of May 1, 2027. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. The Company has not issued any shares pursuant to its equity distribution program during the three months ended March 31, 2017 and through April 27, 2017.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2017, the Company’s development pipeline was comprised of two consolidated projects under development and three unconsolidated joint venture projects under development, all aggregating 1,968 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $0.7 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of March 31, 2017, the Company had ownership interests in seven major redevelopment communities aggregating 2,269 apartment homes with estimated redevelopment costs of $177.1 million, of which approximately $66.8 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2017, the Company had an interest in 1,172 apartment homes of communities actively under development with joint ventures for total estimated costs of $0.7 billion. Total estimated remaining costs total approximately $0.3 billion, of which the Company estimates that our remaining investment in these development joint ventures will be approximately $0.2 billion. In addition, the Company had an interest in 10,431 apartment homes of operating communities with joint ventures for a total book value of $0.7 billion as of March 31, 2017.

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

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the timing of completion of current development and redevelopment projects and the stabilization of such projects, expectation as the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, statements regarding Company's financing activities, and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three months ended March 31, 2017 and 2016 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2017	2016
Net income available to common stockholders	$178,964	$77,981
Adjustments:
Depreciation and amortization	115,503	109,707
Gains not included in Funds from Operations attributable to common stockholders and unitholders	(112,656)	(27,693)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	—	4,279
Depreciation add back from unconsolidated co-investments	12,854	12,023
Noncontrolling interest related to Operating Partnership units	6,146	2,784
Depreciation attributable to third party ownership and other	(25)	6
Funds from Operations attributable to common stockholders and unitholders	$200,786	$179,087
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$2.95	$2.64
Non-core items:
Acquisition and investment related costs	556	828
Gain on sale of marketable securities and other investments	(1,605)	(740)
Interest rate hedge ineffectiveness (1)	(6)	—
Excess of redemption value of preferred stock over carrying value	—	2,541
Insurance reimbursements	(25)	—
Core Funds from Operations attributable to common stockholders and unitholders	$199,706	$181,716
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$2.94	$2.68
Weighted average number shares outstanding diluted (2)	67,974,466	67,866,703

(1) Interest rate swaps generally are adjusted to fair value through other comprehensive income (loss). However, because certain of our interest rate swaps do not have a 0% LIBOR floor, while related hedged debt in these cases is subject to a 0% LIBOR floor, the portion of the change in fair value of these interest rate swaps attributable to this mismatch is recorded as a non-cash interest rate hedge ineffectiveness through interest expense.

(2) Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership and excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

Net Operating Income (“NOI”)

Net Operating Income ("NOI") and same-property NOI are considered by management to be an important supplemental performance measures to earnings from operations included in the Company’s consolidated statements of income. The presentation of same-property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines same-property NOI as same-property revenue less same-property operating expenses, including property taxes.  Please see the reconciliation of earnings from operations to same-property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Earnings from operations	$109,231	$99,995
Adjustments:
Depreciation and amortization	115,503	109,707
Management and other fees from affiliates	(2,236)	(2,024)
General and administrative	10,601	9,182
Acquisition and investment related costs	556	828
NOI	233,655	217,688
Less: Non-same property NOI	(21,985)	(17,235)
Same-property NOI	$211,670	$200,453

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2017, the Company has entered into six interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $200.0 million of the Company's five-year unsecured debt. As of March 31, 2017, the Company also had $281.6 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of March 31, 2017. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2017. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2017.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$200,000	2017-2022	$4,734	$8,731	$740
Interest rate caps	20,674	2018-2019	—	—	—
Total cash flow hedges	$220,674	2017-2022	$4,734	$8,731	$740

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $257.3 million that effectively convert $257.3 million of fixed mortgage notes payable to a floating interest rate based on SIFMA plus a spread and have a carrying value of zero at March 31, 2017. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2017	2018	2019	2020	2021	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$114,401	301,317	652,522	694,424	552,123	2,460,732		$4,775,519	$4,862,517
Average interest rate	5.0%	5.5%	4.3%	4.8%	4.3%	3.6%		4.1%
Variable rate debt (1)	$375	1,774	592	175,646	708	628,690	(2) (3)	$807,785	$802,338
Average interest rate	1.9%	1.9%	1.9%	1.9%	1.9%	2.0%		2.0%

(1) $200.0 million is subject to interest rate swap agreements.
(2) $20.7 million is subject to interest rate caps.
(3) $257.3 million is subject to total return swaps.

The table incorporates only those exposures that exist as of March 31, 2017; it does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2017, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2017, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

The Company is subject to various lawsuits in the normal course of its business operations. Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A: Risk Factors

There were no material changes to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC and available at www.sec.gov.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2017, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2017, Essex Property Trust, Inc. issued an aggregate of 41,528 of its common stock upon the exercise of stock options, vesting of restricted stock awards, and the exchange of Operating Partnership limited partnership units by limited partners into shares of common stock. Essex Property Trust, Inc. contributed the proceeds from the option exercises during the three months ended March 31, 2017 to our Operating Partnership in exchange for an aggregate of 40,571 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex Property Trust, Inc. in connection with vesting of restricted stock awards and the exchange of Operating Partnership limited partnership units by limited partners, our Operating Partnership issued common units to Essex Property Trust, Inc., as required by the partnership agreement, for an aggregate of 957 units during the three months ended March 31, 2017.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
3.2
Sixth Amended and Restated Bylaws of Essex Property Trust, Inc., dated February 21, 2017, attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference.

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

Date: May 1, 2017

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 1, 2017

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 1, 2017

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 1, 2017

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer