Form 10-Q
period 2017-06-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2017-07-31
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Essex Property Trust, Inc. ☐	Essex Portfolio, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Essex Property Trust, Inc. Yes ☐ No ☒	Essex Portfolio, L.P. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,989,732 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 27, 2017.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2017 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

Essex is the general partner of EPLP and as the sole general partner of EPLP, Essex has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and Essex contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, Essex receives a number of Operating Partnership limited partnership units ("OP Units") equal to the number of shares of common stock it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged into Essex common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units issued to Essex and shares of common stock.

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

All of the Company's property ownership, development, and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in EPLP. Essex's primary function is acting as the general partner of EPLP. As general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. Essex also issues equity from time to time and guarantees certain debt of EPLP, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

The Company believes it is important to understand the few differences between Essex and EPLP in the context of how Essex and EPLP operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various condensed consolidated partnerships and joint venture partners. The noncontrolling interest in the Company's consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unit holders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

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

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") and 18 U.S.C. §1350.

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

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	June 30, 2017	December 31, 2016
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,559,743
Buildings and improvements	10,536,639	10,116,563
	13,255,703	12,676,306
Less: accumulated depreciation	(2,534,646)	(2,311,546)
	10,721,057	10,364,760
Real estate under development	263,284	190,505
Co-investments	1,081,084	1,161,275
Real estate held for sale, net	3,015	101,957
	12,068,440	11,818,497
Cash and cash equivalents-unrestricted	183,885	64,921
Cash and cash equivalents-restricted	15,991	105,381
Marketable securities	151,995	139,189
Notes and other receivables (includes related party receivables of $11.0 million and $11.3 million as of June 30, 2017 and December 31, 2016, respectively)	54,660	40,970
Prepaid expenses and other assets	49,980	48,450
Total assets	$12,524,951	$12,217,408

LIABILITIES AND EQUITY
Unsecured debt, net	$3,540,802	$3,246,779
Mortgage notes payable, net	2,122,593	2,191,481
Lines of credit	—	125,000
Accounts payable and accrued liabilities	139,042	138,226
Construction payable	47,942	35,909
Dividends payable	121,451	110,170
Distributions in excess of investments in co-investments	36,025	—
Other liabilities	33,988	32,922
Total liabilities	6,041,843	5,880,487
Commitments and contingencies
Redeemable noncontrolling interest	45,081	44,684
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,988,761 and 65,527,993 shares issued and outstanding, respectively	6	6
Additional paid-in capital	7,131,047	7,029,679
Distributions in excess of accumulated earnings	(785,939)	(805,409)
Accumulated other comprehensive loss, net	(28,341)	(32,098)
Total stockholders' equity	6,316,773	6,192,178
Noncontrolling interest	121,254	100,059
Total equity	6,438,027	6,292,237
Total liabilities and equity	$12,524,951	$12,217,408

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental and other property	$336,766	$319,562	$669,934	$631,740
Management and other fees from affiliates	2,296	2,028	4,532	4,052
	339,062	321,590	674,466	635,792
Expenses:
Property operating, excluding real estate taxes	63,381	61,538	127,026	121,609
Real estate taxes	34,884	34,541	70,752	68,960
Depreciation and amortization	117,939	109,673	233,442	219,380
General and administrative	10,337	9,698	20,938	18,880
Acquisition and investment related costs	274	267	830	1,095
	226,815	215,717	452,988	429,924
Earnings from operations	112,247	105,873	221,478	205,868
Interest expense	(56,812)	(55,568)	(111,395)	(108,034)
Total return swap income	2,531	2,814	5,115	5,937
Interest and other income	5,362	9,409	12,126	14,617
Equity income from co-investments	10,308	14,296	21,207	29,364
Gain on sale of real estate and land	—	—	26,174	20,258
Deferred tax expense on gain on sale of real estate and land	—	—	—	(4,279)
Gain on remeasurement of co-investment	2,159	—	88,641	—
Net income	75,795	76,824	263,346	163,731
Net income attributable to noncontrolling interest	(5,036)	(4,811)	(13,623)	(9,882)
Net income attributable to controlling interest	70,759	72,013	249,723	153,849
Dividends to preferred stockholders	—	—	—	(1,314)
Excess of redemption value of preferred stock over the carrying value	—	—	—	(2,541)
Net income available to common stockholders	$70,759	$72,013	$249,723	$149,994
Comprehensive income	$77,468	$78,005	$267,232	$162,701
Comprehensive income attributable to noncontrolling interest	(5,091)	(4,850)	(13,752)	(9,848)
Comprehensive income attributable to controlling interest	$72,377	$73,155	$253,480	$152,853
Per share data:
Basic:
Net income available to common stockholders	$1.08	$1.10	$3.80	$2.29
Weighted average number of shares outstanding during the period	65,729,074	65,451,110	65,639,775	65,428,382
Diluted:
Net income available to common stockholders	$1.08	$1.10	$3.80	$2.29
Weighted average number of shares outstanding during the period	65,819,694	65,575,378	65,942,018	65,558,811
Dividend per common share	$1.75	$1.60	$3.50	$3.20

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the six months ended June 30, 2017
(Unaudited)
(Dollars and shares in thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount					Total
Balances at December 31, 2016	65,528	$6	$7,029,679	$(805,409)	$(32,098)	$100,059	$6,292,237
Net income	—	—	—	249,723	—	13,623	263,346
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	(1,564)	(54)	(1,618)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,657	160	4,817
Change in fair value of marketable securities, net	—	—	—	—	664	23	687
Issuance of common stock under:
Stock option and restricted stock plans, net	147	—	22,041	—	—	—	22,041
Sale of common stock, net	312	—	80,565	—	—	—	80,565
Equity based compensation costs	—	—	2,740	—	—	621	3,361
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,052)	—	—	(65)	(1,117)
Contributions from noncontrolling interest	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	(15,017)	(15,017)
Redemptions of noncontrolling interest	2	—	(2,926)	—	—	(602)	(3,528)
Common stock dividends	—	—	—	(230,253)	—	—	(230,253)
Balances at June 30, 2017	65,989	$6	$7,131,047	$(785,939)	$(28,341)	$121,254	$6,438,027

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$263,346	$163,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,442	219,380
Amortization of discount on marketable securities and other investments	(7,270)	(7,457)
Amortization of (premium) discount and debt financing costs, net	(4,317)	(7,598)
Gain on sale of marketable securities and other investments	(1,618)	(1,843)
Company's share of gain on the sales of co-investments	—	(13,046)
Earnings from co-investments	(21,207)	(16,318)
Operating distributions from co-investments	27,451	23,985
Gain on the sale of real estate and land	(26,174)	(20,258)
Equity-based compensation	3,361	3,198
Gain on remeasurement of co-investment	(88,641)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(3,326)	(3,942)
Accounts payable and accrued liabilities	(3,287)	9,772
Other liabilities	646	749
Net cash provided by operating activities	372,406	350,353
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(193,527)	(117,349)
Redevelopment	(30,509)	(43,200)
Development acquisitions of and additions to real estate under development	(51,563)	(37,150)
Capital expenditures on rental properties	(25,648)	(22,277)
Investments in notes receivable	(12,750)	—
Proceeds from insurance for property losses	435	1,211
Proceeds from dispositions of real estate	131,230	48,008
Contributions to co-investments	(144,599)	(96,698)
Changes in restricted cash and refundable deposits	89,857	56,932
Purchases of marketable securities	(33,615)	(16,352)
Sales and maturities of marketable securities and other investments	28,766	11,179
Non-operating distributions from co-investments	67,674	34,564
Net cash used in investing activities	(174,249)	(181,132)
Cash flows from financing activities:
Borrowings under debt agreements	1,065,294	768,610
Repayment of debt	(1,004,966)	(501,167)
Repayment of cumulative redeemable preferred stock	—	(73,750)
Additions to deferred charges	(3,890)	(4,962)
Net proceeds from issuance of common stock	80,565	(279)
Net proceeds from stock options exercised	22,041	11,760
Distributions to noncontrolling interest	(14,371)	(12,880)
Redemption of noncontrolling interest	(3,528)	(2,233)
Redemption of redeemable noncontrolling interest	(720)	—
Common and preferred stock dividends paid	(219,618)	(201,488)
Net cash used in financing activities	(79,193)	(16,389)
Net increase in cash and cash equivalents	118,964	152,832
Cash and cash equivalents at beginning of period	64,921	29,683

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents at end of period	$183,885	$182,515

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $6.6 million and $6.2 million capitalized in 2017 and 2016, respectively	$106,448	$93,031
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$22,506	$—
Transfers between real estate under development to rental properties, net	$1,540	$108,402
Transfer from real estate under development to co-investments	$3,340	$4,485
Reclassifications to (from) redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$1,117	$(921)
Debt assumed in connection with acquisition	$51,882	$48,832

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

	June 30, 2017	December 31, 2016
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,559,743
Buildings and improvements	10,536,639	10,116,563
	13,255,703	12,676,306
Less: accumulated depreciation	(2,534,646)	(2,311,546)
	10,721,057	10,364,760
Real estate under development	263,284	190,505
Co-investments	1,081,084	1,161,275
Real estate held for sale, net	3,015	101,957
	12,068,440	11,818,497
Cash and cash equivalents-unrestricted	183,885	64,921
Cash and cash equivalents-restricted	15,991	105,381
Marketable securities	151,995	139,189
Notes and other receivables (includes related party receivables of $11.0 million and $11.3 million as of June 30, 2017 and December 31, 2016, respectively)	54,660	40,970
Prepaid expenses and other assets	49,980	48,450
Total assets	$12,524,951	$12,217,408

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,540,802	$3,246,779
Mortgage notes payable, net	2,122,593	2,191,481
Lines of credit	—	125,000
Accounts payable and accrued liabilities	139,042	138,226
Construction payable	47,942	35,909
Distributions payable	121,451	110,170
Distributions in excess of investments in co-investments	36,025	—
Other liabilities	33,988	32,922
Total liabilities	6,041,843	5,880,487
Commitments and contingencies
Redeemable noncontrolling interest	45,081	44,684
Capital:
General Partner:
Common equity (65,988,761 and 65,527,993 units issued and outstanding, respectively)	6,345,114	6,224,276
	6,345,114	6,224,276
Limited Partners:
Common equity (2,251,112 and 2,237,290 units issued and outstanding, respectively)	50,233	49,436
Accumulated other comprehensive loss	(25,462)	(29,348)
Total partners' capital	6,369,885	6,244,364
Noncontrolling interest	68,142	47,873
Total capital	6,438,027	6,292,237
Total liabilities and capital	$12,524,951	$12,217,408

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental and other property	$336,766	$319,562	$669,934	$631,740
Management and other fees from affiliates	2,296	2,028	4,532	4,052
	339,062	321,590	674,466	635,792
Expenses:
Property operating, excluding real estate taxes	63,381	61,538	127,026	121,609
Real estate taxes	34,884	34,541	70,752	68,960
Depreciation and amortization	117,939	109,673	233,442	219,380
General and administrative	10,337	9,698	20,938	18,880
Acquisition and investment related costs	274	267	830	1,095
	226,815	215,717	452,988	429,924
Earnings from operations	112,247	105,873	221,478	205,868
Interest expense	(56,812)	(55,568)	(111,395)	(108,034)
Total return swap income	2,531	2,814	5,115	5,937
Interest and other income	5,362	9,409	12,126	14,617
Equity income from co-investments	10,308	14,296	21,207	29,364
Gain on sale of real estate and land	—	—	26,174	20,258
Deferred tax expense on gain on sale of real estate and land	—	—	—	(4,279)
Gain on remeasurement of co-investment	2,159	—	88,641	—
Net income	75,795	76,824	263,346	163,731
Net income attributable to noncontrolling interest	(2,614)	(2,361)	(5,055)	(4,648)
Net income attributable to controlling interest	73,181	74,463	258,291	159,083
Preferred interest distributions	—	—	—	(1,314)
Excess of redemption value of preferred units over the carrying value	—	—	—	(2,541)
Net income available to common unitholders	$73,181	$74,463	$258,291	$155,228
Comprehensive income	$77,468	$78,005	$267,232	$162,701
Comprehensive income attributable to noncontrolling interest	(2,614)	(2,361)	(5,055)	(4,648)
Comprehensive income attributable to controlling interest	$74,854	$75,644	$262,177	$158,053
Per unit data:
Basic:
Net income available to common unitholders	$1.08	$1.10	$3.80	$2.29
Weighted average number of common units outstanding during the period	67,980,761	67,675,038	67,891,734	67,654,279
Diluted:
Net income available to common unitholders	$1.08	$1.10	$3.80	$2.29
Weighted average number of common units outstanding during the period	68,071,381	67,799,306	68,193,977	67,784,708
Distribution per common unit	$1.75	$1.60	$3.50	$3.20

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the six months ended June 30, 2017
(Dollars and units in thousands)
(Unaudited)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
	Units	Amount	Units	Amount			Total
Balances at December 31, 2016	65,528	$6,224,276	2,237	$49,436	$(29,348)	$47,873	$6,292,237
Net income	—	249,723	—	8,568	—	5,055	263,346
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	(1,618)	—	(1,618)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,817	—	4,817
Change in fair value of marketable securities, net	—	—	—	—	687	—	687
Issuance of common units under:
General partner's stock based compensation, net	147	22,041	—	—	—	—	22,041
Sale of common stock by general partner, net	312	80,565	—	—	—	—	80,565
Equity based compensation costs	—	2,740	16	621	—	—	3,361
Changes in redemption value of redeemable noncontrolling interest	—	(1,052)	—	—	—	(65)	(1,117)
Contributions from noncontrolling interest	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	(7,030)	(7,030)
Redemptions	2	(2,926)	(2)	(405)	—	(197)	(3,528)
Distributions declared	—	(230,253)	—	(7,987)	—	—	(238,240)
Balances at June 30, 2017	65,989	$6,345,114	2,251	$50,233	$(25,462)	$68,142	$6,438,027

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$263,346	$163,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,442	219,380
Amortization of discount on marketable securities and other investments	(7,270)	(7,457)
Amortization of (premium) discount and debt financing costs, net	(4,317)	(7,598)
Gain on sale of marketable securities and other investments	(1,618)	(1,843)
Company's share of gain on the sales of co-investment	—	(13,046)
Earnings from co-investments	(21,207)	(16,318)
Operating distributions from co-investments	27,451	23,985
Gain on the sales of real estate and land	(26,174)	(20,258)
Equity-based compensation	3,361	3,198
Gain on remeasurement of co-investment	(88,641)	—
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(3,326)	(3,942)
Accounts payable and accrued liabilities	(3,287)	9,772
Other liabilities	646	749
Net cash provided by operating activities	372,406	350,353
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(193,527)	(117,349)
Redevelopment	(30,509)	(43,200)
Development acquisitions of and additions to real estate under development	(51,563)	(37,150)
Capital expenditures on rental properties	(25,648)	(22,277)
Investments in notes receivable	(12,750)	—
Proceeds from insurance for property losses	435	1,211
Proceeds from dispositions of real estate	131,230	48,008
Contributions to co-investments	(144,599)	(96,698)
Changes in restricted cash and refundable deposits	89,857	56,932
Purchases of marketable securities	(33,615)	(16,352)
Sales and maturities of marketable securities and other investments	28,766	11,179
Non-operating distributions from co-investments	67,674	34,564
Net cash used in investing activities	(174,249)	(181,132)
Cash flows from financing activities:
Borrowings under debt agreements	1,065,294	768,610
Repayment of debt	(1,004,966)	(501,167)
Repayment of cumulative redeemable preferred stock	—	(73,750)
Additions to deferred charges	(3,890)	(4,962)
Net proceeds from issuance of common units	80,565	(279)
Net proceeds from stock options exercised	22,041	11,760
Distributions to noncontrolling interest	(3,600)	(3,379)
Redemption of noncontrolling interest	(3,528)	(2,233)
Redemption of redeemable noncontrolling interest	(720)	—
Common and preferred units and preferred interest distributions paid	(230,389)	(210,989)
Net cash used in financing activities	(79,193)	(16,389)
Net increase in cash and cash equivalents	118,964	152,832
Cash and cash equivalents at beginning of period	64,921	29,683

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents at end of period	$183,885	$182,515

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $6.6 million and $6.2 million capitalized in 2017 and 2016, respectively	$106,448	$93,031
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$22,506	$—
Transfers between real estate under development to rental properties, net	$1,540	$108,402
Transfer from real estate under development to co-investments	$3,340	$4,485
Reclassifications to (from) redeemable noncontrolling interest to or from general partner capital and noncontrolling interest	$1,117	$(921)
Debt assumed in connection with acquisition	$51,882	$48,832

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner in the Operating Partnership, with a 96.7% general partnership interest as of both June 30, 2017 and December 31, 2016. Total Operating Partnership limited partnership units ("OP Units") outstanding were 2,251,112 and 2,237,290 as of June 30, 2017 and December 31, 2016, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $579.1 million and $520.2 million, as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the Company owned or had ownership interests in 246 stabilized apartment communities, aggregating 59,860 apartment homes, excluding the Company’s ownership in preferred interest co-investments (collectively, the “Communities”, and individually, a “Community”), one operating commercial building and five active developments (collectively, the “Portfolio”). The Communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 "Revenue from Contracts with Customers." The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of the new standard by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The new standard may be applied using either a full retrospective or a modified approach upon adoption. The Company does not expect to early adopt and expects to adopt using the modified approach. The Company is currently evaluating the impact the adoption of this new standard will have on its recording of revenue related to its revenue streams and related disclosures. The Company does not expect that the adoption of this new standard will have a material effect on its consolidated results of operations or financial position.

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
June 30, 2017 and 2016
(Unaudited)

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

In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets", which adds guidance for partial sales of nonfinanical assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. This new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company will adopt this new standard concurrently with the adoption of ASU 2014-09 "Revenue from Contracts with Customers." and is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

As of June 30, 2017 and December 31, 2016, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, and investment funds that invest in U.S. treasury or agency securities. As of June 30, 2017 and December 31, 2016, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of June 30, 2017 and December 31, 2016, marketable securities consist of the following ($ in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$18,332	$148	$18,480
Investment funds - U.S. treasuries	7,774	(23)	7,751
Common stock and stock funds	23,663	418	24,081
Held to maturity:
Mortgage backed securities	101,683	—	101,683
Total - Marketable securities	$151,452	$543	$151,995

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$19,604	$(73)	$19,531
Investment funds - U.S. treasuries	10,022	(22)	10,000
Common stock and stock funds	13,696	1,569	15,265
Held to maturity:
Mortgage backed securities	94,393	—	94,393
Total - Marketable securities	$137,715	$1,474	$139,189

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.

For the three months ended June 30, 2017 and 2016, the proceeds from sales and maturities of available for sale securities totaled $3.9 million and $6.2 million, respectively, which resulted in $13,000 realized gains and $1.1 million realized gains, respectively, for such periods. For the six months ended June 30, 2017 and 2016, the proceeds from sales and maturities of available for sale securities totaled $28.8 million and $11.2 million, respectively, which resulted in $1.6 million realized gains and $1.8 million realized gains, respectively, for such periods.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 20 DownREIT limited partnerships (comprising 12 Communities), and nine co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the 9 consolidated co-investments and 20 DownREIT limited partnerships, net of intercompany eliminations, were approximately $1.1 billion and $349.2 million, respectively, as of June 30, 2017 and $989.3 million and $288.1 million, respectively, as of December 31, 2016.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

Noncontrolling interests in these entities was $73.1 million and $52.9 million as of June 30, 2017 and December 31, 2016, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2017 and December 31, 2016, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

Equity-based Compensation

The cost of share and unit based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 12, “Equity Based Compensation Plans,” in the Company’s annual report on Form 10-K for the year ended December 31, 2016) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2017 and December 31, 2016, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s $5.0 billion of fixed rate debt, including unsecured debt, at both June 30, 2017 and December 31, 2016, is approximately $5.2 billion and $5.1 billion, respectively. The Company’s variable rate debt at June 30, 2017 and December 31, 2016 approximates its fair value based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2017 and December 31, 2016 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of June 30, 2017 and December 31, 2016.

At June 30, 2017, the Company’s investments in mortgage backed securities had a carrying value of $101.7 million and the Company estimated the fair value to be approximately $114.6 million. At December 31, 2016, the Company’s investments in mortgage backed securities had a carrying value of $94.4 million and the Company estimated the fair value to be approximately $108.8 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $4.9 million and $4.7 million during the three months ended June 30, 2017 and 2016, respectively, and $10.1 million and $9.2 million during the six months ended June 30, 2017 and 2016, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
June 30, 2017 and 2016
(Unaudited)

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2016	$(32,963)	$865	$(32,098)
Other comprehensive income before reclassification	8,629	664	9,293
Amounts reclassified from accumulated other comprehensive loss	(3,972)	(1,564)	(5,536)
Other comprehensive income (loss)	4,657	(900)	3,757
Balance at June 30, 2017	$(28,306)	$(35)	$(28,341)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2016	$(30,161)	$813	$(29,348)
Other comprehensive income before reclassification	8,925	687	9,612
Amounts reclassified from accumulated other comprehensive loss	(4,108)	(1,618)	(5,726)
Other comprehensive income (loss)	4,817	(931)	3,886
Balance at June 30, 2017	$(25,344)	$(118)	$(25,462)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statement of income and comprehensive income. Realized gains and losses on available for sale securities are included in interest and other income on the condensed consolidated statement of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $45.1 million and $44.7 million as of June 30, 2017 and December 31, 2016, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2017 is as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

2017
Balance at January 1,	$44,684
Reclassification due to change in redemption value and other	1,117
Redemptions	(720)
Additions	—
Balance at June 30,	$45,081

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

(2)  Significant Transactions During the Second Quarter of 2017 and Subsequent Event

Significant Transactions

Preferred Equity Investment

In April 2017, the Company received cash of $12.6 million from the partial redemption of a preferred equity investment in a joint venture that holds a property located in Seattle, WA. The Company recorded a reduction of $12.4 million in its preferred equity investment. The Company recognized a gain of $0.2 million as a result of this early redemption, which is included in equity income from co-investments in the condensed consolidated statement of income and comprehensive income.

Notes Receivable

In May 2017, the Company made a commitment to fund a mezzanine loan of $13.2 million to a limited liability company that owns Jefferson Stadium Park Apartments, a development project located in Anaheim, CA. The investment will initially accrue interest based on a 10.0% compounded return. This investment is scheduled to mature in May 2021. As of June 30, 2017, the Company had funded $4.0 million of the $13.2 million commitment.

Senior Unsecured Debt

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

Common Stock

During the second quarter of 2017, the Company issued 311,873 shares of common stock, through our equity distribution program at an average price of $260.30 per share for net proceeds of $80.6 million.

Subsequent to quarter end through July 27, 2017, the Company did not sell any additional shares of common stock through its equity distribution program or through other means.

Subsequent Events

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

In July 2017, the Company repaid $40.0 million in private placement bonds with a coupon rate of 4.5% and a stated maturity date of September 2017.

In July 2017, the Company made a commitment to fund an $11.9 million preferred equity investment in a multifamily development project located in Seattle, WA with an 11.0% initial preferred return and a July 2020 maturity date.

(3) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of June 30, 2017 and December 31, 2016 are as follows (in thousands, except in parenthetical):

	Ownership Percentage	June 30, 2017	December 31, 2016
Membership interest/Partnership interest in:
CPPIB	50%-55%	$461,872	$422,068
Wesco I, III and IV	50%	180,005	180,687
Palm Valley (1)	50%	—	68,396
BEXAEW	50%	46,728	47,963
BEX II (2)	50%	(36,025)	19,078
Other	50%-55%	41,053	43,713
Total operating co-investments, net		693,633	781,905
Total development co-investments, net	50%-55%	126,119	157,317
Total preferred interest co-investments (includes related party investments of $20.7 million and $35.9 million as of June 30, 2017 and December 31, 2016, respectively)		225,307	222,053
Total co-investments, net		$1,045,059	$1,161,275

(1) In January 2017, the Company purchased its joint venture partner's 50.0% interest in Palm Valley and as a result of this acquisition, the Company consolidates Palm Valley.
(2) This co-investment was classified as a liability as of June 30, 2017.

The combined summarized entity financial information of co-investments and preferred equity investments is as follows (in thousands).

	June 30, 2017	December 31, 2016
Combined balance sheets:
Rental properties and real estate under development	$3,460,610	$3,807,245
Other assets	86,369	121,505
Total assets	$3,546,979	$3,928,750
Debt	$1,416,292	$1,617,639
Other liabilities	69,128	74,607
Equity (1)	2,061,559	2,236,504
Total liabilities and equity	$3,546,979	$3,928,750
Company's share of equity	$1,045,059	$1,161,275

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Combined statements of income:
Property revenues	$72,111	$69,180	$148,016	$144,310
Property operating expenses	(25,866)	(24,580)	(51,275)	(50,401)
Net operating income	46,245	44,600	96,741	93,909
Gain on sale of real estate	—	10,796	—	28,291
Interest expense	(14,024)	(11,142)	(25,945)	(24,282)
General and administrative	(1,917)	(1,540)	(3,695)	(2,780)
Depreciation and amortization	(28,423)	(25,391)	(56,327)	(54,107)
Net income	$1,881	$17,323	$10,774	$41,031
Company's share of net income (1)	$10,308	$14,296	$21,207	$29,364

(1) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.5 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.

(4) Notes and Other Receivables

Notes receivable, secured by real estate, and other receivables consist of the following as of June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	December 31, 2016
Notes receivable, secured, bearing interest at 10.00%, due May 2021	$3,967	$—
Notes receivable, secured, bearing interest at 10.75%, due September 2020	27,768	17,685
Related party note receivable, secured, bearing interest at 9.50%, due October 2019(1)	6,596	6,593
Notes and other receivables from affiliates (2)	4,361	4,695
Other receivables	11,968	11,997
Total notes and other receivables	$54,660	$40,970

(1) See Note 5, Related Party Transactions, for additional details.
(2) The Company had $4.4 million and $4.7 million of short-term loans outstanding and due from various joint ventures as of June 30, 2017 and December 31, 2016, respectively. See Note 5, Related Party Transactions, for additional details.

(5) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development, and redevelopment services. These fees from affiliates totaled $2.9 million and $3.2 million during the three months ended June 30, 2017 and 2016, respectively, and $5.9 million and $6.5 million during the six months ended June 30, 2017 and 2016, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.6 million and $1.1 million against general and administrative expenses for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange.

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

As described in Note 4, the Company has provided short-term loans to affiliates. As of June 30, 2017 and December 31, 2016, $4.4 million and $4.7 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is also classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million as of both June 30, 2017 and December 31, 2016.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

Debt consists of the following ($ in thousands):

	June 30, 2017	December 31, 2016	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$314,315	$314,190	3.1
Term loan - variable rate	348,368	98,189	4.6
Bonds public offering - fixed rate	2,878,119	2,834,400	7.0
Unsecured debt, net (1)	3,540,802	3,246,779
Lines of credit (2)	—	125,000
Mortgage notes payable, net (3)	2,122,593	2,191,481	5.7
Total debt, net	$5,663,395	$5,563,260
Weighted average interest rate on fixed rate unsecured and unsecured private placement bonds	3.8%	3.6%
Weighted average interest rate on variable rate term loan	2.3%	2.3%
Weighted average interest rate on lines of credit	1.9%	1.8%
Weighted average interest rate on mortgage notes payable	4.3%	4.3%

(1) Includes unamortized discount of $4.8 million and $0.1 million and unamortized debt issuance costs of $19.4 million and $18.1 million, as of June 30, 2017 and December 31, 2016, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.03 billion as of June 30, 2017, excludes unamortized debt issuance costs of $3.7 million and $3.3 million as of June 30, 2017 and December 31, 2016, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. The Company’s $1.0 billion credit facility had an interest rate of LIBOR plus 0.90%, which is based on a tiered rate structure tied to the Company’s credit ratings. In January 2017, the Company’s $1.0 billion credit facility’s maturity date was extended to December 2020 with one 18-month extension, exercisable at the Company’s option. The Company’s $25.0 million

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

working capital unsecured line of credit had an interest rate of LIBOR plus 0.90%, which is based on a tiered rate structure tied to the Company’s credit ratings. The $25.0 million credit facility matures in January 2018.
(3) Includes unamortized premium of $41.6 million and $50.8 million, reduced by unamortized debt issuance costs of $6.4 million and $7.4 million, as of June 30, 2017 and December 31, 2016, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of June 30, 2017 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2017	$55,105
2018	257,108
2019	653,114
2020	695,070
2021	552,831
Thereafter	3,439,209
Total	$5,652,437

(7) Segment Information

The Company's segment disclosures present the measure used by the chief operating decision makers for purposes of assessing each segment's performance. Essex's chief operating decision makers are comprised of several members of its executive management team who use net operating income ("NOI") to assess the performance of the business for the Company's reportable operating segments. NOI represents total property revenue less direct property operating expenses.

The executive management team evaluates the Company's operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California, and Seattle Metro.

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income. Non-segment revenues and NOI included in the following schedule also consist of revenue generated from commercial properties and properties that have been sold. Other non-segment assets include real estate under development, co-investments, real estate held for sale, net, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Southern California	$147,784	$139,108	$294,883	$275,002
Northern California	126,550	113,035	249,858	223,443
Seattle Metro	57,087	53,576	113,279	105,649
Other real estate assets	5,345	13,843	11,914	27,646
Total property revenues	$336,766	$319,562	$669,934	$631,740
Net operating income:
Southern California	$101,790	$95,205	$203,195	$187,859
Northern California	92,543	81,821	180,206	160,834
Seattle Metro	38,126	35,975	77,059	71,664
Other real estate assets	6,042	10,482	11,696	20,814
Total net operating income	238,501	223,483	472,156	441,171
Management and other fees from affiliates	2,296	2,028	4,532	4,052
Depreciation and amortization	(117,939)	(109,673)	(233,442)	(219,380)
General and administrative	(10,337)	(9,698)	(20,938)	(18,880)
Acquisition and investment related costs	(274)	(267)	(830)	(1,095)
Interest expense	(56,812)	(55,568)	(111,395)	(108,034)
Total return swap income	2,531	2,814	5,115	5,937
Interest and other income	5,362	9,409	12,126	14,617
Equity income from co-investments	10,308	14,296	21,207	29,364
Gain on sale of real estate and land	—	—	26,174	20,258
Deferred tax expense on gain on sale of real estate and land	—	—	—	(4,279)
Gain on remeasurement of co-investment	2,159	—	88,641	—
Net income	$75,795	$76,824	$263,346	$163,731

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	December 31, 2016
Assets:
Southern California	$4,854,134	$4,924,792
Northern California	4,266,100	3,791,549
Seattle Metro	1,544,364	1,570,340
Other real estate assets	56,459	78,079
Net reportable operating segment - real estate assets	10,721,057	10,364,760
Real estate under development	263,284	190,505
Co-investments	1,081,084	1,161,275
Real estate held for sale, net	3,015	101,957
Cash and cash equivalents, including restricted cash	199,876	170,302
Marketable securities	151,995	139,189
Notes and other receivables	54,660	40,970
Prepaid expenses and other assets	49,980	48,450
Total assets	$12,524,951	$12,217,408

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

(8) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data)

Essex Property Trust, Inc.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$70,759	65,729,074	$1.08	$72,013	65,451,110	$1.10
Effect of Dilutive Securities:
Stock options	—	90,620		—	124,268
Diluted:
Net income available to common stockholders	$70,759	65,819,694	$1.08	$72,013	65,575,378	$1.10

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$249,723	65,639,775	$3.80	$149,994	65,428,382	$2.29
Effect of Dilutive Securities:
Stock options	—	91,515		—	130,429
DownREIT units	738	210,728		—	—
Diluted:
Net income available to common stockholders	$250,461	65,942,018	$3.80	$149,994	65,558,811	$2.29

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP units of 2,251,687 and 2,223,928, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended June 30, 2017 and 2016, respectively, and 2,251,959 and 2,225,897 for the six months ended June 30, 2017 and 2016, respectively, because they were anti-dilutive. The related income allocated to these convertible OP units aggregated $2.5 million and $2.4 million for the three months ended June 30, 2017 and 2016, respectively, and $8.6 million and $5.2 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT units for cash and does not consider them to be common stock equivalents.

Stock options of 8,240 and 87,954 for the three months ended June 30, 2017 and 2016, respectively, and 23,619 and 87,954 for the six months ended June 30, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

Essex Portfolio, L.P.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$73,181	67,980,761	$1.08	$74,463	67,675,038	$1.10
Effect of Dilutive Securities:
Stock options	—	90,620		—	124,268
Diluted:
Net income available to common unitholders	$73,181	68,071,381	$1.08	$74,463	67,799,306	$1.10

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$258,291	67,891,734	$3.80	$155,228	67,654,279	$2.29
Effect of Dilutive Securities:
Stock options	—	91,515		—	130,429
DownREIT units	738	210,728		—	—
Diluted:
Net income available to common unitholders	$259,029	68,193,977	$3.80	$155,228	67,784,708	$2.29

Stock options of 8,240 and 87,954 for the three months ended June 30, 2017 and 2016, respectively, and 23,619 and 87,954 for the six months ended June 30, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT units for cash and does not consider them to be common stock equivalents.

(9) Derivative Instruments and Hedging Activities

As of June 30, 2017, the Company had entered into interest rate swap contracts with an aggregate notional amount of $200.0 million that effectively fixed the interest rate on the $200.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of June 30, 2017, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of June 30, 2017 and December 31, 2016, the aggregate carrying value of the interest rate swap contracts was an asset of $3.9 million and $4.4 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both June 30, 2017 and December 31, 2016.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated income statements, net was not significant for both the three and six months ended June 30, 2017 and 2016.

Additionally, the Company has entered into total return swaps that effectively convert $257.3 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all total return swaps with $257.3 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both June 30, 2017 and December 31, 2016. These total return swaps are scheduled to mature between September 2021 and November 2022. Realized gains of $2.5 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $5.1 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively, are reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2017, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of June 30, 2017, the Company had ownership interests in 246 stabilized apartment communities, comprising 59,860 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in one operating commercial building with approximately 106,564 square feet and five active developments. The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2017, the Company’s development pipeline was comprised of two consolidated projects under development, three unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 1,968 apartment homes, with total incurred costs of $0.7 billion, and estimated remaining project costs of $0.6 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2017		As of June 30, 2016
	Apartment Homes	%	Apartment Homes	%
Southern California	23,343	47%	23,949	49%
Northern California	15,848	32%	14,865	30%
Seattle Metro	10,238	21%	10,239	21%
Total	49,429	100%	49,053	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), BEXAEW, LLC (“BEXAEW”), and BEX II, LLC ("BEX II") communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2017 and 2016) was 96.4% and 96.0% for the three months ended June 30, 2017 and 2016, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

Market rates are determined using the recently signed effective rates on new leases at the property and are used as the starting point in the determination of the market rates of vacant apartment homes. The Company may increase or decrease these rates based on a variety of factors, including overall supply and demand for housing, concentration of new apartment deliveries within the same submarket which can cause periodic disruption due to greater rental concessions to increase leasing velocity, and rental affordability. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates, and the Company's calculation of financial occupancy may not be comparable to financial occupancy disclosed by other REITs.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,
	2017	2016
Southern California	96.2%	95.9%
Northern California	96.7%	96.2%
Seattle Metro	96.2%	95.9%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2017	2016	Change	Change
Same-Property Revenues:
Southern California	21,998	$138,476	$133,341	$5,135	3.9%
Northern California	13,892	109,100	106,177	2,923	2.8%
Seattle Metro	10,238	57,086	53,575	3,511	6.6%
Total Same-Property Revenues	46,128	304,662	293,093	11,569	3.9%
Non-Same Property Revenues		32,104	26,469	5,635	21.3%
Total Property Revenues		$336,766	$319,562	$17,204	5.4%

Same-Property Revenues increased by $11.6 million or 3.9% to $304.7 million in the second quarter of 2017 from $293.1 million in the second quarter of 2016. The increase was primarily attributable to an increase of 3.6% in average rental rates from $2,084 per apartment home in the second quarter of 2016 to $2,160 per apartment home in the second quarter of 2017.

Non-Same Property Revenues increased by $5.6 million or 21.3% to $32.1 million in the second quarter of 2017 from $26.5 million in the second quarter of 2016. The increase was primarily due to revenue generated by the consolidation of Palm Valley in January 2017.

Management and other fees from affiliates increased by $0.3 million or 15.0% to $2.3 million in the second quarter of 2017 from $2.0 million in the second quarter of 2016, primarily due to property management fee revenue from joint venture development communities that went into lease-up from the third quarter of 2016 through the second quarter of 2017.

Property operating expenses, excluding real estate taxes increased $1.9 million or 3.1% to $63.4 million for the second quarter of 2017 compared $61.5 million for to the second quarter of 2016 primarily due an increase of $1.0 million in utilities expense. Same-Property operating expenses, excluding real estate taxes, increased by $0.7 million or 1.3% for the second quarter of 2017 compared to the second quarter of 2016, primarily due to a $1.0 million increase in utilities, partially offset by a decrease of $0.3 million in administrative expenses.

Real estate taxes increased $0.4 million or 1.2% to $34.9 million for the second quarter of 2017 compared to $34.5 million for the second quarter of 2016 due primarily to the consolidation of Palm Valley in January 2017 and increases in tax rates and property valuations. Same-Property real estate taxes increased by $1.2 million or 3.8% to $32.4 million in the second quarter of 2017 compared to $31.2 million in the second quarter of 2016 primarily due to increases in tax rates and property valuations.

Depreciation and amortization expense increased by $8.2 million or 7.5% to $117.9 million for the second quarter of 2017 compared to $109.7 million for the second quarter of 2016, primarily due to the consolidation of Palm Valley in January 2017.

Interest expense increased $1.2 million or 2.2% to $56.8 million for the second quarter of 2017 compared to $55.6 million for the second quarter of 2016, primarily due to the $350.0 million senior unsecured notes due May 1, 2027 issued in April 2017 and the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016 which resulted in $7.4 million interest expense for the second quarter of 2017 compared to a $3.5 million for the second quarter of 2016. The increase was partially offset by various debt that was paid off or matured during and after the second quarter of 2016, which resulted in a decrease in interest expense of $3.1 million for the second quarter of 2017.

Total return swap income of $2.5 million in the second quarter of 2017 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $0.3 million for the second quarter of 2017 compared to the second quarter of 2016 was due to less favorable interest rates.

Interest and other income decreased by $4.0 million or 42.6% to $5.4 million for the second quarter of 2017 compared to $9.4 million for the second quarter of 2016 primarily due to a decrease of $4.0 million in income from insurance reimbursements and legal settlements.

Equity income from co-investments decreased $4.0 million or 28.0% to $10.3 million for the second quarter of 2017 compared to $14.3 million for the second quarter of 2016 primarily due to the sale of a property by BEXAEW, LLC during the second quarter of 2016, which resulted in a gain of $5.6 million for the Company for that period. This decrease was offset by increases in preferred equity income of approximately $1.8 million and income from early redemption of preferred equity investments of $0.2 million.

Gain on remeasurement of co-investment of $2.2 million for the second quarter of 2017 resulted from a distribution received in the second quarter of 2017 from the previous Palm Valley joint venture related to the period prior to the Company's purchase of its joint venture partner's 50% interest in Palm Valley during the first quarter of 2017. There were no such transactions during the second quarter of 2016.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Our average financial occupancies for the Company's stabilized apartment communities or "2017/2016 Same-Property" (stabilized properties consolidated by the Company for the six months ended June 30, 2017 and 2016) was 96.4% and 96.0% for the six months ended June 30, 2017 and 2016, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,
	2017	2016
Southern California	96.3%	96.0%
Northern California	96.7%	96.1%
Seattle Metro	96.4%	95.8%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2017	2016	Change	Change
Same-Property Revenues:
Southern California	21,998	$276,448	$264,953	$11,495	4.3%
Northern California	13,892	217,060	210,342	6,718	3.2%
Seattle Metro	10,238	113,279	105,648	7,631	7.2%
Total Same-Property Revenues	46,128	606,787	580,943	25,844	4.4%
Non-Same Property Revenues		63,147	50,797	12,350	24.3%
Total Property Revenues		$669,934	$631,740	$38,194	6.0%

Same-Property Revenues increased by $25.8 million or 4.4% to $606.8 million in the six months ended June 30, 2017 from $580.9 million in the six months ended June 30, 2016. The increase was primarily attributable to an increase of 3.9% in average rental rates from $2,067 per apartment home in the six months ended June 30, 2016 to $2,147 per apartment home in the six months ended June 30, 2017.

Non-Same Property Revenues increased by $12.4 million or 24.3% to $63.1 million in the in the six months ended June 30, 2017 from $50.8 million in the six months ended June 30, 2016. The increase was primarily due to revenue generated by the consolidation of Palm Valley in January 2017.

Management and other fees from affiliates increased by $0.4 million or 9.8% to $4.5 million in the six months ended June 30, 2017 from $4.1 million in the six months ended June 30, 2016, primarily due to property management fee revenue from joint venture development communities that went into lease-up from the third quarter of 2016 through the second quarter of 2017.

Property operating expenses, excluding real estate taxes increased $5.4 million or 4.4% to $127.0 million for the six months ended June 30, 2017 compared to $121.6 million for the six months ended June 30, 2016 primarily due to the consolidation of Palm Valley in January 2017. Same-Property operating expenses, excluding real estate taxes, increased by $3.6 million or 3.1%

to $116.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $2.0 million increase in utilities and an increase of $0.8 million in maintenance and repairs.

Real estate taxes increased $1.8 million or 2.6% to $70.8 million for the six months ended June 30, 2017 compared to $69.0 million for the six months ended June 30, 2016 due primarily to the consolidation of Palm Valley in January 2017 and increases in tax rates and property valuations. Same-Property real estate taxes increased by $1.4 million or 2.2% to $64.0 million for the six months ended June 30, 2017 compared to $62.6 million for the six months ended June 30, 2016 primarily due to increases in tax rates and property valuations.

Depreciation and amortization expense increased by $14.0 million or 6.4% to $233.4 million for the six months ended June 30, 2017 compared to $219.4 million for the six months ended June 30, 2016, primarily due to the consolidation of Palm Valley in January 2017.

Interest expense increased $3.4 million or 3.1% to $111.4 million for the six months ended June 30, 2017 compared to $108.0 million for the six months ended June 30, 2016, primarily due to the $350.0 million senior unsecured notes due May 1, 2027 issued in April 2017 and the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016 which resulted in $11.3 million interest expense for the six months ended June 30, 2017 and $3.5 million for the six months ended June 30, 2016. The increase was partially offset by various debt that was paid off or matured during and after the six months ended June 30, 2016, which resulted in a decrease in interest expense of $4.5 million for the six months ended June 30, 2017.

Total return swap income of $5.1 million for the six months ended June 30, 2017 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $0.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to less favorable interest rates.

Interest and other income decreased by $2.5 million or 17.1% to $12.1 million for the six months ended June 30, 2017 compared to $14.6 million for the six months ended June 30, 2016 primarily due to an decrease of $4.0 million in income from insurance reimbursements and legal settlements offset by an increase in other interest income.

Equity income from co-investments decreased $8.2 million or 27.9% to $21.2 million for the six months ended June 30, 2017 compared to $29.4 million for the six months ended June 30, 2016 primarily due to the sale of two properties by BEXAEW, LLC during the six months ended June 30, 2016, which resulted in gains of $13.0 million for the Company during that period. This decrease was offset by increases in preferred equity income of approximately $4.7 million.

Gain on sale of real estate and land increased $5.9 million or 29.1% to $26.2 million for the six months ended June 30, 2017 compared to $20.3 million for the six months ended June 30, 2016 was due primarily to a $26.2 million gain on the sale of Jefferson at Hollywood during the six months ended June 30, 2017 as compared to a $10.7 million gain on the sale of Harvest Park and a $9.6 million gain on the sale of the Company's former headquarters office building during the six months ended June 30, 2016.

Deferred tax expense on gain on sale of real estate and land of $4.3 million for the six months ended June 30, 2016 was recorded due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for the six months ended June 30, 2016 as the Harvest Park proceeds were used in a like-kind exchange transaction. There were no such transactions during the six months ended June 30, 2017.

Gain on remeasurement of co-investment of $88.6 million for the six months ended June 30, 2017 resulted from the purchase of the Company's joint venture partner's 50% interest in Palm Valley. There were no such transactions during the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company had $183.9 million of unrestricted cash and cash equivalents and $152.0 million in marketable securities, of which $50.3 million were available for sale. We believe that cash flows generated by our operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2017, Fitch Ratings ("Fitch"), Moody’s Investor Service ("Moody's"), and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

The Company has two unsecured lines of credit aggregating $1.03 billion. The Company has a $1.0 billion unsecured line of credit, and as of June 30, 2017, there were no amounts outstanding on this unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of June 30, 2017. This facility matures in December 2020 with one 18-month extension, exercisable at the Company's option. The Company also has a $25.0 million working capital unsecured line of credit. This facility matures in January 2018. As of June 30, 2017, there were no amounts outstanding on the $25.0 million unsecured line. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of June 30, 2017.

In March 2017, the Company paid off $300.0 million of 5.500% senior unsecured notes, at maturity.

In April 2017, the Company issued $350.0 million of 10-year 3.625% senior unsecured notes. The interest is paid semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2017 until the maturity date of May 1, 2027. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

In July 2017, the Company repaid $40.0 million in private placement bonds with a coupon rate of 4.5% and a stated maturity date of September 2017.

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. Pursuant to its equity distribution program, during the six months ended June 30, 2017, the Company issued 311,873 shares of common stock at an average price of $260.30 per share, for proceeds of $80.6 million, net of fees and commissions. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities, fund the development pipeline and other general corporate purposes. As of July 27, 2017, the Company may sell an additional 4,688,127 shares under the current equity distribution program.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2017, the Company’s development pipeline was comprised of two consolidated projects under development, three unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,968 apartment homes, with total incurred costs of $0.7 billion, and estimated remaining project costs of approximately $0.6 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of June 30, 2017, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $138.2 million, of which approximately $55.8 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of June 30, 2017, the Company had an interest in 1,172 apartment homes of communities actively under development with joint ventures for total estimated costs of $0.7 billion. Total estimated remaining costs total approximately $0.3 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.1 billion. In addition, the Company had an interest in 10,431 apartment homes of operating communities with joint ventures for a total book value of $0.7 billion as of June 30, 2017.

Off-Balance Sheet Arrangements

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operations. See Note 3, "Co-investments", in the Notes to Condensed Consolidated Financial Statements for carrying values and combined summarized financial information of these unconsolidated investments.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations as to the timing of completion of current development and redevelopment projects and the stabilization of such projects, expectations as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, statements regarding Company's financing activities, and the use of proceeds from such activities, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management's control. Factors that might cause such differences include, but are not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2016, and in the Company's other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update or supplement this information for any reason.

Funds from Operations Attributable to Common Stockholders and Unitholders

Funds from Operations Attributable to Common Stockholders and Unitholders ("FFO") is a financial measure that is commonly used in the REIT industry.  The Company presents FFO as a supplemental operating performance measure. FFO is not used by the Company as, nor should it be considered to be, an alternative to net earnings computed under U.S. GAAP as an indicator of the Company’s operating performance or as an alternative to cash from operating activities computed under U.S. GAAP as an indicator of the Company’s ability to fund its cash needs.

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does it intend to present, a complete picture of the Company's financial condition and operating performance. The Company believes that net earnings computed under U.S. GAAP is the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings. The Company considers FFO and FFO excluding non-recurring items and acquisition costs (referred to as “Core FFO”) to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO and Core FFO provide investors with additional bases to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and ability to pay dividends. Further, the Company believes that its consolidated financial statements, prepared in accordance with U.S. GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and six months ended June 30, 2017 and 2016 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$70,759	$72,013	$249,723	$149,994
Adjustments:
Depreciation and amortization	117,939	109,673	233,442	219,380
Gains not included in Funds from Operations attributable to common stockholders and unitholders	(2,159)	(5,611)	(114,815)	(33,304)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	—	—	—	4,279
Depreciation add back from unconsolidated co-investments	13,627	12,457	26,481	24,480
Noncontrolling interest related to Operating Partnership units	2,422	2,450	8,568	5,234
Depreciation attributable to third party ownership and other	(26)	(4)	(51)	2
Funds from Operations attributable to common stockholders and unitholders	$202,562	$190,978	$403,348	$370,065
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$2.97	$2.81	$5.93	$5.45
Non-core items:
Acquisition and investment related costs	274	267	830	1,095
Gain on sale of marketable securities and other investments	(13)	(1,103)	(1,618)	(1,843)
Interest rate hedge ineffectiveness (1)	(14)	—	(20)	—
Income from early redemption of preferred equity investments	(248)	—	(248)	—
Excess of redemption value of preferred stock over carrying value	—	—	—	2,541
Insurance reimbursements and legal settlements	—	(4,010)	(25)	(4,010)
Core Funds from Operations attributable to common stockholders and unitholders	$202,561	$186,132	$402,267	$367,848
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$2.97	$2.74	$5.91	$5.42
Weighted average number shares outstanding diluted (2)	68,145,911	67,877,202	68,058,495	67,864,255

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

Net Operating Income

NOI and Same-Property NOI are considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenue less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings from operations	$112,247	$105,873	$221,478	$205,868
Adjustments:
Depreciation and amortization	117,939	109,673	233,442	219,380
Management and other fees from affiliates	(2,296)	(2,028)	(4,532)	(4,052)
General and administrative	10,337	9,698	20,938	18,880
Acquisition and investment related costs	274	267	830	1,095
NOI	238,501	223,483	472,156	441,171
Less: Non-Same Property NOI	(24,147)	(18,783)	(46,132)	(36,018)
Same-Property NOI	$214,354	$204,700	$426,024	$405,153

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2017, the Company has entered into six interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $200.0 million of the Company's five-year unsecured debt. As of June 30, 2017, the Company also had $281.2 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of June 30, 2017. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2017. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2017.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$200,000	2017-2022	$3,871	$7,643	$62
Interest rate caps	20,674	2018-2019	—	—	—
Total cash flow hedges	$220,674	2017-2022	$3,871	$7,643	$62

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $257.3 million that effectively convert $257.3 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at June 30, 2017. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

Interest Rate Sensitive Liabilities

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows.

For the Years Ended	2017	2018	2019	2020	2021	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$54,852	256,567	652,522	694,424	552,123	2,810,732		$5,021,220	$5,157,073
Average interest rate	4.6%	5.7%	4.3%	4.8%	4.3%	3.6%		4.0%
Variable rate debt (1)	$253	541	592	646	708	628,477	(2) (3)	$631,217	$626,655
Average interest rate	1.9%	1.9%	1.9%	1.9%	1.9%	2.0%		2.0%

(1) $200.0 million is subject to interest rate swap agreements.
(2) $20.7 million is subject to interest rate caps.
(3) $257.3 million is subject to total return swaps.

The table incorporates only those exposures that exist as of June 30, 2017. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2017, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2017, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

The Company is subject to various lawsuits in the normal course of its business operations. While the resolution of any such matter cannot be predicted with certainty, the Company is not currently a party to any legal proceedings nor is any legal proceeding currently threatened against the Company that the Company believes would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2016, which could materially affect our financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC and available at www.sec.gov. The risks described in our annual report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2017, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2017, Essex issued an aggregate of 419,240 shares of its common stock upon the exercise of stock options, vesting of restricted stock awards, exchange of OP Units by limited partners into shares of common stock, and the issuances of common stock into the public market pursuant to its equity distribution program. Essex contributed the proceeds of $96.9 million from the option exercises and issuances of common stock pursuant to its equity distribution agreements during the three months ended June 30, 2017 to the Operating Partnership in exchange for an aggregate of 416,996 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, Essex issued 2,244 shares of its common stock in connection with the vesting of restricted stock awards and the exchange of OP Units by limited partners, in each case, for no cash consideration. For each such share of common stock issued by Essex, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement, for an aggregate of 2,244 units issued by the Operating Partnership during the three months ended June 30, 2017.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
4.1
Indenture, dated as of April 10, 2017, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.625% Senior Notes due 2027 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 10, 2017, and incorporated herein by reference.

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

Date: July 31, 2017

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 31, 2017

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: July 31, 2017

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 31, 2017

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer