Form 10-Q
period 2017-09-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2017-11-03
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,037,029 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 30, 2017.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2017 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	September 30, 2017	December 31, 2016
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,559,743
Buildings and improvements	10,585,742	10,116,563
	13,304,806	12,676,306
Less: accumulated depreciation	(2,651,542)	(2,311,546)
	10,653,264	10,364,760
Real estate under development	313,825	190,505
Co-investments	1,124,577	1,161,275
Real estate held for sale, net	—	101,957
	12,091,666	11,818,497
Cash and cash equivalents-unrestricted	46,507	64,921
Cash and cash equivalents-restricted	16,766	105,381
Marketable securities	184,574	139,189
Notes and other receivables (includes related party receivables of $65.6 million and $11.3 million as of September 30, 2017 and December 31, 2016, respectively)	121,557	40,970
Prepaid expenses and other assets	51,453	48,450
Total assets	$12,512,523	$12,217,408

LIABILITIES AND EQUITY
Unsecured debt, net	$3,501,146	$3,246,779
Mortgage notes payable, net	2,111,467	2,191,481
Lines of credit	2,609	125,000
Accounts payable and accrued liabilities	222,122	138,226
Construction payable	59,767	35,909
Dividends payable	121,496	110,170
Distributions in excess of investments in co-investments	36,245	—
Other liabilities	33,733	32,922
Total liabilities	6,088,585	5,880,487
Commitments and contingencies
Redeemable noncontrolling interest	40,044	44,684
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 66,002,487 and 65,527,993 shares issued and outstanding, respectively	6	6
Additional paid-in capital	7,111,866	7,029,679
Distributions in excess of accumulated earnings	(821,732)	(805,409)
Accumulated other comprehensive loss, net	(24,632)	(32,098)
Total stockholders' equity	6,265,508	6,192,178
Noncontrolling interest	118,386	100,059
Total equity	6,383,894	6,292,237
Total liabilities and equity	$12,512,523	$12,217,408

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental and other property	$341,974	$327,078	$1,011,908	$958,818
Management and other fees from affiliates	2,395	2,093	6,927	6,145
	344,369	329,171	1,018,835	964,963
Expenses:
Property operating, excluding real estate taxes	66,606	63,781	193,632	185,390
Real estate taxes	37,531	35,580	108,283	104,540
Depreciation and amortization	117,451	110,467	350,893	329,847
General and administrative	9,788	9,647	30,726	28,527
Acquisition and investment related costs	324	284	1,154	1,379
	231,700	219,759	684,688	649,683
Earnings from operations	112,669	109,412	334,147	315,280
Interest expense	(55,938)	(56,693)	(167,333)	(164,727)
Total return swap income	2,538	3,143	7,653	9,080
Interest and other income	5,790	4,943	17,916	19,560
Equity income from co-investments	19,727	9,568	40,934	38,932
Loss on early retirement of debt	—	(211)	—	(211)
Gain on sale of real estate and land	249	—	26,423	20,258
Deferred tax expense on gain on sale of real estate and land	—	—	—	(4,279)
Gain on remeasurement of co-investment	—	—	88,641	—
Net income	85,035	70,162	348,381	233,893
Net income attributable to noncontrolling interest	(5,312)	(4,601)	(18,935)	(14,483)
Net income attributable to controlling interest	79,723	65,561	329,446	219,410
Dividends to preferred stockholders	—	—	—	(1,314)
Excess of redemption value of preferred stock over the carrying value	—	—	—	(2,541)
Net income available to common stockholders	$79,723	$65,561	$329,446	$215,555
Comprehensive income	$88,870	$73,173	$356,102	$235,874
Comprehensive income attributable to noncontrolling interest	(5,438)	(4,700)	(19,190)	(14,548)
Comprehensive income attributable to controlling interest	$83,432	$68,473	$336,912	$221,326
Per share data:
Basic:
Net income available to common stockholders	$1.21	$1.00	$5.01	$3.29
Weighted average number of shares outstanding during the period	65,994,896	65,507,669	65,759,450	65,455,004
Diluted:
Net income available to common stockholders	$1.21	$1.00	$5.00	$3.29
Weighted average number of shares outstanding during the period	66,078,283	65,617,551	65,836,965	65,578,661
Dividend per common share	$1.75	$1.60	$5.25	$4.80

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the nine months ended September 30, 2017
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount					Total
Balances at December 31, 2016	65,528	$6	$7,029,679	$(805,409)	$(32,098)	$100,059	$6,292,237
Net income	—	—	—	329,446	—	18,935	348,381
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	(1,596)	(54)	(1,650)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,160	245	7,405
Change in fair value of marketable securities, net	—	—	—	—	1,902	64	1,966
Issuance of common stock under:
Stock option and restricted stock plans, net	160	—	24,079	—	—	—	24,079
Sale of common stock, net	312	—	80,377	—	—	—	80,377
Equity based compensation costs	—	—	3,814	—	—	1,080	4,894
Changes in the redemption value of redeemable noncontrolling interest	—	—	(916)	—	—	13	(903)
Contributions from noncontrolling interest	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	(21,072)	(21,072)
Redemptions of noncontrolling interest	2	—	(25,167)	—	—	(3,390)	(28,557)
Common stock dividends	—	—	—	(345,769)	—	—	(345,769)
Balances at September 30, 2017	66,002	$6	$7,111,866	$(821,732)	$(24,632)	$118,386	$6,383,894

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$348,381	$233,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,893	329,847
Amortization of discount on marketable securities and other investments	(11,128)	(10,771)
Amortization of (premium) discount and debt financing costs, net	(5,132)	(11,432)
Gain on sale of marketable securities and other investments	(1,650)	(2,876)
Company's share of gain on the sales of co-investments	(10,058)	(13,046)
Earnings from co-investments	(30,876)	(25,886)
Operating distributions from co-investments	47,702	45,342
Gain on the sale of real estate and land	(26,423)	(20,258)
Equity-based compensation	4,894	4,436
Loss on early retirement of debt, net	—	211
Gain on remeasurement of co-investment	(88,641)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(7,862)	656
Accounts payable and accrued liabilities	50,788	49,961
Other liabilities	399	420
Net cash provided by operating activities	621,287	580,497
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(200,028)	(124,054)
Redevelopment	(50,642)	(62,983)
Development acquisitions of and additions to real estate under development	(92,936)	(58,575)
Capital expenditures on rental properties	(46,455)	(40,503)
Investments in notes receivable	(76,961)	(4,375)
Proceeds from insurance for property losses	648	3,288
Proceeds from dispositions of real estate	132,039	48,008
Contributions to co-investments	(231,552)	(121,972)
Changes in restricted cash and refundable deposits	91,209	65,858
Purchases of marketable securities	(65,668)	(18,779)
Sales and maturities of marketable securities and other investments	33,377	14,708
Non-operating distributions from co-investments	112,572	34,564
Net cash used in investing activities	(394,397)	(264,815)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	597,981	499,724
Payments on unsecured debt and mortgage notes	(460,040)	(244,583)
Proceeds from lines of credit	564,833	321,373
Repayments of lines of credit	(687,224)	(336,373)
Repayment of cumulative redeemable preferred stock	—	(73,750)
Additions to deferred charges	(4,108)	(5,300)
Net proceeds from issuance of common stock	80,377	(382)
Net proceeds from stock options exercised	24,079	17,878
Payments related to tax withholding for share-based compensation	(118)	(222)
Distributions to noncontrolling interest	(20,405)	(19,844)
Redemption of noncontrolling interest	(4,849)	(2,435)
Redemption of redeemable noncontrolling interest	(720)	—

	Nine Months Ended September 30,
	2017	2016
Common and preferred stock dividends paid	(335,110)	(306,284)
Net cash used in financing activities	(245,304)	(150,198)
Net (decrease) increase in cash and cash equivalents	(18,414)	165,484
Cash and cash equivalents at beginning of period	64,921	29,683
Cash and cash equivalents at end of period	$46,507	$195,167

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $10.0 million and $9.4 million capitalized in 2017 and 2016, respectively	$148,742	$140,183
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$22,506	$—
Transfers between real estate under development to rental properties, net	$2,195	$106,255
Transfer from real estate under development to co-investments	$4,122	$8,332
Reclassifications to (from) redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$903	$(1,343)
Debt assumed in connection with acquisition	$51,882	$48,832

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

	September 30, 2017	December 31, 2016
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,559,743
Buildings and improvements	10,585,742	10,116,563
	13,304,806	12,676,306
Less: accumulated depreciation	(2,651,542)	(2,311,546)
	10,653,264	10,364,760
Real estate under development	313,825	190,505
Co-investments	1,124,577	1,161,275
Real estate held for sale, net	—	101,957
	12,091,666	11,818,497
Cash and cash equivalents-unrestricted	46,507	64,921
Cash and cash equivalents-restricted	16,766	105,381
Marketable securities	184,574	139,189
Notes and other receivables (includes related party receivables of $65.6 million and $11.3 million as of September 30, 2017 and December 31, 2016, respectively)	121,557	40,970
Prepaid expenses and other assets	51,453	48,450
Total assets	$12,512,523	$12,217,408

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,501,146	$3,246,779
Mortgage notes payable, net	2,111,467	2,191,481
Lines of credit	2,609	125,000
Accounts payable and accrued liabilities	222,122	138,226
Construction payable	59,767	35,909
Distributions payable	121,496	110,170
Distributions in excess of investments in co-investments	36,245	—
Other liabilities	33,733	32,922
Total liabilities	6,088,585	5,880,487
Commitments and contingencies
Redeemable noncontrolling interest	40,044	44,684
Capital:
General Partner:
Common equity (66,002,487 and 65,527,993 units issued and outstanding, respectively)	6,290,140	6,224,276
	6,290,140	6,224,276
Limited Partners:
Common equity (2,251,112 and 2,237,290 units issued and outstanding, respectively)	49,498	49,436
Accumulated other comprehensive loss	(21,627)	(29,348)
Total partners' capital	6,318,011	6,244,364
Noncontrolling interest	65,883	47,873
Total capital	6,383,894	6,292,237
Total liabilities and capital	$12,512,523	$12,217,408

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental and other property	$341,974	$327,078	$1,011,908	$958,818
Management and other fees from affiliates	2,395	2,093	6,927	6,145
	344,369	329,171	1,018,835	964,963
Expenses:
Property operating, excluding real estate taxes	66,606	63,781	193,632	185,390
Real estate taxes	37,531	35,580	108,283	104,540
Depreciation and amortization	117,451	110,467	350,893	329,847
General and administrative	9,788	9,647	30,726	28,527
Acquisition and investment related costs	324	284	1,154	1,379
	231,700	219,759	684,688	649,683
Earnings from operations	112,669	109,412	334,147	315,280
Interest expense	(55,938)	(56,693)	(167,333)	(164,727)
Total return swap income	2,538	3,143	7,653	9,080
Interest and other income	5,790	4,943	17,916	19,560
Equity income from co-investments	19,727	9,568	40,934	38,932
Loss on early retirement of debt, net	—	(211)	—	(211)
Gain on sale of real estate and land	249	—	26,423	20,258
Deferred tax expense on gain on sale of real estate and land	—	—	—	(4,279)
Gain on remeasurement of co-investment	—	—	88,641	—
Net income	85,035	70,162	348,381	233,893
Net income attributable to noncontrolling interest	(2,591)	(2,378)	(7,646)	(7,026)
Net income attributable to controlling interest	82,444	67,784	340,735	226,867
Preferred interest distributions	—	—	—	(1,314)
Excess of redemption value of preferred units over the carrying value	—	—	—	(2,541)
Net income available to common unitholders	$82,444	$67,784	$340,735	$223,012
Comprehensive income	$88,870	$73,173	$356,102	$235,874
Comprehensive income attributable to noncontrolling interest	(2,591)	(2,378)	(7,646)	(7,026)
Comprehensive income attributable to controlling interest	$86,279	$70,795	$348,456	$228,848
Per unit data:
Basic:
Net income available to common unitholders	$1.21	$1.00	$5.01	$3.30
Weighted average number of common units outstanding during the period	68,246,008	67,728,621	68,011,123	67,679,240
Diluted:
Net income available to common unitholders	$1.21	$1.00	$5.00	$3.29
Weighted average number of common units outstanding during the period	68,329,395	67,838,503	68,088,638	67,802,897
Distribution per common unit	$1.75	$1.60	$5.25	$4.80

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the nine months ended September 30, 2017
(In thousands)
(Unaudited)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
	Units	Amount	Units	Amount			Total
Balances at December 31, 2016	65,528	$6,224,276	2,237	$49,436	$(29,348)	$47,873	$6,292,237
Net income	—	329,446	—	11,289	—	7,646	348,381
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	(1,650)	—	(1,650)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,405	—	7,405
Change in fair value of marketable securities, net	—	—	—	—	1,966	—	1,966
Issuance of common units under:
General partner's stock based compensation, net	160	24,079	—	—	—	—	24,079
Sale of common stock by general partner, net	312	80,377	—	—	—	—	80,377
Equity based compensation costs	—	3,814	16	1,080	—	—	4,894
Changes in redemption value of redeemable noncontrolling interest	—	(916)	—	78	—	(65)	(903)
Contributions from noncontrolling interest	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	(9,092)	(9,092)
Redemptions	2	(25,167)	(2)	(405)	—	(2,985)	(28,557)
Distributions declared	—	(345,769)	—	(11,980)	—	—	(357,749)
Balances at September 30, 2017	66,002	$6,290,140	2,251	$49,498	$(21,627)	$65,883	$6,383,894

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$348,381	$233,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,893	329,847
Amortization of discount on marketable securities and other investments	(11,128)	(10,771)
Amortization of (premium) discount and debt financing costs, net	(5,132)	(11,432)
Gain on sale of marketable securities and other investments	(1,650)	(2,876)
Company's share of gain on the sales of co-investment	(10,058)	(13,046)
Earnings from co-investments	(30,876)	(25,886)
Operating distributions from co-investments	47,702	45,342
Gain on the sale of real estate and land	(26,423)	(20,258)
Equity-based compensation	4,894	4,436
Loss on early retirement of debt	—	211
Gain on remeasurement of co-investment	(88,641)	—
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(7,862)	656
Accounts payable and accrued liabilities	50,788	49,961
Other liabilities	399	420
Net cash provided by operating activities	621,287	580,497
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(200,028)	(124,054)
Redevelopment	(50,642)	(62,983)
Development acquisitions of and additions to real estate under development	(92,936)	(58,575)
Capital expenditures on rental properties	(46,455)	(40,503)
Investments in notes receivable	(76,961)	(4,375)
Proceeds from insurance for property losses	648	3,288
Proceeds from dispositions of real estate	132,039	48,008
Contributions to co-investments	(231,552)	(121,972)
Changes in restricted cash and refundable deposits	91,209	65,858
Purchases of marketable securities	(65,668)	(18,779)
Sales and maturities of marketable securities and other investments	33,377	14,708
Non-operating distributions from co-investments	112,572	34,564
Net cash used in investing activities	(394,397)	(264,815)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	597,981	499,724
Payments on unsecured debt and mortgage notes	(460,040)	(244,583)
Proceeds from lines of credit	564,833	321,373
Repayments of lines of credit	(687,224)	(336,373)
Repayment of cumulative redeemable preferred stock	—	(73,750)
Additions to deferred charges	(4,108)	(5,300)
Net proceeds from issuance of common units	80,377	(382)
Net proceeds from stock options exercised	24,079	17,878
Payments related to tax withholding for share-based compensation	(118)	(222)
Distributions to noncontrolling interest	(5,568)	(5,171)
Redemption of noncontrolling interest	(4,849)	(2,435)
Redemption of redeemable noncontrolling interest	(720)	—

	Nine Months Ended September 30,
	2017	2016
Common and preferred units and preferred interest distributions paid	(349,947)	(320,957)
Net cash used in financing activities	(245,304)	(150,198)
Net (decrease) increase in cash and cash equivalents	(18,414)	165,484
Cash and cash equivalents at beginning of period	64,921	29,683
Cash and cash equivalents at end of period	$46,507	$195,167

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $10.0 million and $9.4 million capitalized in 2017 and 2016, respectively	$148,742	$140,183
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$22,506	$—
Transfers between real estate under development to rental properties, net	$2,195	$106,255
Transfer from real estate under development to co-investments	$4,122	$8,332
Reclassifications to (from) redeemable noncontrolling interest to or from general partner capital and noncontrolling interest	$903	$(1,343)
Debt assumed in connection with acquisition	$51,882	$48,832

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.7% general partnership interest as of both September 30, 2017 and December 31, 2016. Total Operating Partnership limited partnership units ("OP Units") outstanding were 2,251,112 and 2,237,290 as of September 30, 2017 and December 31, 2016, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $571.8 million and $520.2 million as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the Company owned or had ownership interests in 247 stabilized apartment communities, aggregating 60,305 apartment homes, excluding the Company’s ownership in preferred interest co-investments (collectively, the “Communities”, and individually, a “Community”), one operating commercial building and seven active developments (collectively, the “Portfolio”). The Communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers." The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of the new standard by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The new standard may be applied using either a full retrospective or a modified approach upon adoption. The Company does not expect to early adopt and expects to adopt using the modified approach. The Company is currently evaluating the impact the adoption of this new standard will have on its recording of revenue related to its revenue streams and related disclosures. The Company does not expect that the adoption of this new standard will have a material effect on its consolidated results of operations or financial position.

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
September 30, 2017 and 2016
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

In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations: Clarifying the Definition of a Business", which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, U.S. GAAP does not specify the minimum inputs and processes required for an integrated set of assets and activities to meet the definition of a business, causing a broad interpretation of the definition of a business. This new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company expects that substantially all of its acquisitions of communities will qualify as asset acquisitions and transaction costs related to these acquisitions will be capitalized upon adoption.

In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets", which adds guidance for partial sales of nonfinanical assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. This new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company will adopt this new standard concurrently with the adoption of ASU 2014-09 "Revenue from Contracts with Customers" and is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities", which, among other things, requires entities to present the earnings effect of hedging instruments in the same income statement line item in which the earnings effect of the hedged item is reported. The new standard also adds new disclosure requirements. This new standard will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

As of September 30, 2017 and December 31, 2016, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, and investment funds that invest in U.S. treasury or agency securities. As of September 30, 2017 and December 31, 2016, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of September 30, 2017 and December 31, 2016, marketable securities consist of the following ($ in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$4,450	$(14)	$4,436
Investment funds - debt securities	28,067	146	28,213
Investment funds - U.S. treasuries	10,910	(29)	10,881
Common stock and stock funds	33,816	1,687	35,503
Held to maturity:
Mortgage backed securities	105,541	—	105,541
Total - Marketable securities	$182,784	$1,790	$184,574

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment funds - debt securities	$19,604	$(73)	$19,531
Investment funds - U.S. treasuries	10,022	(22)	10,000
Common stock and stock funds	13,696	1,569	15,265
Held to maturity:
Mortgage backed securities	94,393	—	94,393
Total - Marketable securities	$137,715	$1,474	$139,189

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.

For the three months ended September 30, 2017 and 2016, the proceeds from sales and maturities of available for sale securities totaled $4.6 million and $3.5 million, respectively, which resulted in $32,000 realized gains and $1.0 million realized gains, respectively, for such periods. For the nine months ended September 30, 2017 and 2016, the proceeds from sales and maturities of available for sale securities totaled $33.4 million and $14.7 million, respectively, which resulted in $1.7 million realized gains and $2.9 million realized gains, respectively, for such periods.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 16 DownREIT limited partnerships (comprising eight Communities), and eight co-investments as of September 30, 2017. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $842.7 million and $278.7 million, respectively, as of September 30, 2017 and $746.1 million and $221.3 million, respectively, as of December 31, 2016. Noncontrolling interests in these entities were $66.1 million and $45.4 million as of September 30, 2017 and December 31, 2016, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2017 and December 31, 2016, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2017 and December 31, 2016, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s $5.0 billion of fixed rate debt, including unsecured debt, at both September 30, 2017 and December 31, 2016, was approximately $5.1 billion. The Company’s variable rate debt at September 30, 2017 and December 31, 2016 approximates its fair value based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2017 and December 31, 2016 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of September 30, 2017 and December 31, 2016.

At September 30, 2017, the Company’s investments in mortgage backed securities had a carrying value of $105.5 million and the Company estimated the fair value to be approximately $117.6 million. At December 31, 2016, the Company’s investments in mortgage backed securities had a carrying value of $94.4 million and the Company estimated the fair value to be approximately $108.8 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $4.9 million and $4.8 million during the three months ended September 30, 2017 and 2016, respectively, and $15.0 million and $14.0 million during the nine months ended September 30, 2017 and 2016, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2016	$(32,963)	$865	$(32,098)
Other comprehensive income before reclassification	13,512	1,902	15,414
Amounts reclassified from accumulated other comprehensive loss	(6,352)	(1,596)	(7,948)
Other comprehensive income	7,160	306	7,466
Balance at September 30, 2017	$(25,803)	$1,171	$(24,632)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2016	$(30,161)	$813	$(29,348)
Other comprehensive income before reclassification	13,974	1,966	15,940
Amounts reclassified from accumulated other comprehensive loss	(6,569)	(1,650)	(8,219)
Other comprehensive income	7,405	316	7,721
Balance at September 30, 2017	$(22,756)	$1,129	$(21,627)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statement of income and comprehensive income. Realized gains and losses on available for sale securities are included in interest and other income on the condensed consolidated statement of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $40.0 million and $44.7 million as of September 30, 2017 and December 31, 2016, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2017 is as follows ($ in thousands):

Balance at December 31, 2016	$44,684
Reclassification due to change in redemption value and other	903
Redemptions	(5,543)
Balance at September 30, 2017	$40,044

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

(2)  Significant Transactions During The Nine Months Ended 2017 and Subsequent Events

Significant Transactions

Acquisitions

In January 2017, the Company purchased its joint venture partner's 50.0% interest in Palm Valley, for a contract price of $183.0 million. Prior to the purchase, an approximately $220.0 million mortgage encumbered the property. Concurrent with the closing of the acquisition, the entire mortgage balance was repaid and the property is now unencumbered. Palm Valley has 1,098 apartment homes, within four communities, and is located in San Jose, CA. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $88.6 million upon consolidation.

In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino, a 230 apartment home community located in San Jose, CA, into a 40.5% common equity ownership interest in the property. The Company issued DownREIT units to the other members, including an affiliate of the Marcus & Millichap Company, based on an estimated property valuation of $90.0 million. See Note 5, Related Party Transactions, for additional details. At the time of acquisition, the property was encumbered by a $52.0 million bridge loan from the Company. The Company consolidates the property based on a VIE analysis performed by the Company.

The consolidated fair value of acquired communities listed in the preceding paragraphs above were included on the Company's condensed consolidated balance sheet as follows: $169.5 million was included in land and land improvements, $365.7 million was included in buildings and improvements, and $3.2 million was included in prepaid expenses and other assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

In August 2017, a Company co-investment, Wesco V, LLC ("Wesco V") acquired 8th & Republican, a 211 apartment home community located in Seattle, WA, for a total contract price of $101.3 million. The property is encumbered by a $55.0 million related party bridge loan from the Company, which accrues interest at 3.5% and is scheduled to mature on December 16, 2017. See the "Co-Investments" section below for further details related to the creation of Wesco V. See Note 5, Related Party Transactions, for additional details related to the related party bridge loan.

Also in August 2017, Wesco V acquired 360 Residences, a 213 apartment home community, located in San Jose, CA, for a total contract price of $133.5 million. In connection with this acquisition, Wesco V assumed $57.9 million of mortgage debt, with an effective interest rate of 3.4% and a maturity date of May 2022.

Dispositions

In January 2017, the Company sold Jefferson at Hollywood, a 270 apartment home community located in Los Angeles, CA, for $132.5 million, resulting in a gain of $26.2 million.

In August 2017, a Company co-investment, Wesco I, LLC ("Wesco I") sold Madrid, a 230 apartment home community located in Mission Viejo, CA, for $83.0 million, which resulted in a gain of $10.1 million for the Company, recorded in the statement of income as equity income in co-investments. Wesco I used $30.1 million of proceeds to repay the loan on the property.
Preferred Equity Investments

During the nine months ended September 30, 2017, the Company made commitments to fund $89.3 million in five preferred equity investments, located in Irvine, CA, Seattle, WA, Marina del Rey, CA, Woodland Hills, CA, and San Jose, CA. These investments have initial accrued preferred returns ranging from 9.5%-11.0%, with maturities ranging from March 2020 to August 2024. As of September 30, 2017, the Company has funded $38.0 million of the $89.3 million commitment.

In April 2017, the Company received cash of $12.6 million from the partial redemption of a preferred equity investment in a joint venture that holds a property located in Seattle, WA. The Company recorded a reduction of $12.4 million in its preferred equity investment. The Company recognized a gain of $0.3 million as a result of this early redemption, which is included in equity income from co-investments in the condensed consolidated statement of income and comprehensive income.

In August 2017, the Company received cash of $11.7 million for a full redemption of a preferred equity investment class and $6.9 million for a partial redemption of another preferred equity investment class in a joint venture that holds a property in San Jose, CA. The Company's remaining preferred equity investment in this joint venture was $13.4 million as of September 30, 2017.

Notes Receivable

In May 2017, the Company made a commitment to fund a mezzanine loan of $13.2 million to a limited liability company that owns a development project located in Anaheim, CA. The investment will initially accrue interest based on a 10.0% compounded return. This investment is scheduled to mature in May 2021. As of September 30, 2017, the Company had fully funded the $13.2 million commitment.

Co-investments

In August 2017, the Company formed a new joint venture entity, Wesco V, with an institutional partner. Each partner has a 50.0% ownership interest and an initial equity commitment of $150.0 million. The joint venture is unconsolidated for financial reporting purposes.

Senior Unsecured Debt

In March 2017, the Company paid off $300.0 million of 5.500% senior unsecured notes.

In April 2017, the Company issued $350.0 million of 10-year 3.625% senior unsecured notes. The interest is paid semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2017 until the maturity date of May 1, 2027.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

Private Placement Bond Redemption

In July 2017, the Company repaid $40.0 million in private placement bonds with a coupon rate of 4.5% and a stated maturity date of September 2017. This represented the total outstanding balance of these unsecured bonds.

Common Stock

During the nine months ended September 30, 2017, the Company issued 311,873 shares of common stock, through our equity distribution program at an average price of $260.30 per share for proceeds of $80.4 million, net of fees and commissions. There were no such sales during the three months ended September 30, 2017.

Subsequent to quarter end through October 30, 2017, the Company issued 33,571 additional shares of common stock through its equity distribution program at an average price of $261.19 per share for proceeds of $8.7 million, net of fees and commissions.

Subsequent Events

In October 2017, the Company entered into an amendment to the Wesco I operating agreement to extend the joint venture. Under the amendment, the Company received an additional ownership interest in exchange for promote interest earned which is expected to be approximately $38.0 million. As a result of the amendment, the Company's ownership interest in Wesco I increased to approximately 58.0%.

In October 2017, the Company made a commitment to fund a $40.0 million preferred equity investment in a multifamily development project located in Los Angeles, CA with an accrued initial preferred return of 11.3% and an October 2021 maturity date.

(3) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of September 30, 2017 and December 31, 2016 are as follows (in thousands, except in parenthetical):

	Weighted Average Essex Ownership Percentage	September 30, 2017	December 31, 2016
Membership interest/Partnership interest in:
CPPIB	54%	$502,419	$422,068
Wesco I, III, IV, and V	50%	225,041	180,687
Palm Valley (1)	50%	—	68,396
BEXAEW	50%	45,523	47,963
BEX II (2)	50%	(36,245)	19,078
Other	53%	40,471	43,713
Total operating and other co-investments, net		777,209	781,905
Total development co-investments, net	50%	85,670	157,317
Total preferred interest co-investments (includes related party investments of $20.7 million and $35.9 million as of September 30, 2017 and December 31, 2016, respectively)		225,453	222,053
Total co-investments, net		$1,088,332	$1,161,275

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

(1) In January 2017, the Company purchased its joint venture partner's 50.0% interest in Palm Valley and as a result of this acquisition, the Company consolidates Palm Valley.
(2) This co-investment was classified as a liability as of September 30, 2017.

The combined summarized entity financial information of co-investments and preferred equity investments is as follows ($ in thousands).

	September 30, 2017	December 31, 2016
Combined balance sheets:
Rental properties and real estate under development	$3,671,101	$3,807,245
Other assets	111,372	121,505
Total assets	$3,782,473	$3,928,750
Debt	$1,597,597	$1,617,639
Other liabilities	65,865	74,607
Equity (1)	2,119,011	2,236,504
Total liabilities and equity	$3,782,473	$3,928,750
Company's share of equity	$1,088,332	$1,161,275

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Combined statements of income:
Property revenues	$76,303	$72,124	$224,319	$216,434
Property operating expenses	(27,753)	(24,976)	(79,028)	(75,377)
Net operating income	48,550	47,148	145,291	141,057
Gain on sale of real estate	10,058	—	10,058	28,291
Interest expense	(13,718)	(10,978)	(39,663)	(35,260)
General and administrative	(2,452)	(1,496)	(6,147)	(4,276)
Depreciation and amortization	(27,884)	(25,569)	(84,211)	(79,676)
Net income	$14,554	$9,105	$25,328	$50,136
Company's share of net income (1)	$19,727	$9,568	$40,934	$38,932

(1) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.5 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

(4) Notes and Other Receivables

Notes receivable, secured by real estate, and other receivables consist of the following as of September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017	December 31, 2016
Notes receivable, secured, bearing interest at 10.00%, due May 2021	$13,416	$—
Notes receivable, secured, bearing interest at 10.75%, due September 2020	28,532	17,685
Related party note receivable, secured, bearing interest at 9.50%, due October 2019(1)	6,599	6,593
Related party note receivable, secured, bearing interest at 3.50%, due December 2017(1)	55,000	—
Notes and other receivables from affiliates (2)	3,981	4,695
Other receivables	14,029	11,997
Total notes and other receivables	$121,557	$40,970

(1) See Note 5, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2017 and December 31, 2016, respectively. See Note 5, Related Party Transactions, for additional details.

(5) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development, and redevelopment services. These fees from affiliates totaled $3.1 million during both the three months ended September 30, 2017 and 2016, and $9.0 million and $9.6 million during the nine months ended September 30, 2017 and 2016, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.7 million and $1.0 million against general and administrative expenses for the three months ended September 30, 2017 and 2016, respectively, and $2.1 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino, a 230 apartment home community located in San Jose, CA, into a 40.5% common equity ownership interest in the property. The Company issued DownREIT units to the other members, including an MMC affiliate, based on an estimated property valuation of $90.0 million. At the time of the conversion, the property was encumbered by $52.0 million of mortgage debt. As a result of this transaction, the Company consolidates the property, based on a VIE analysis performed by the Company.

In 2015, the Company made preferred equity investments totaling $20.0 million in three entities affiliated with MMC that own apartment communities in California. The Company earns a 9.5% preferred return on each such investment, all of which are scheduled to mature in 2022.

As described in Note 4, the Company has provided short-term loans to affiliates. As of September 30, 2017 and December 31, 2016, $4.0 million and $4.7 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million as of both September 30, 2017 and December 31, 2016.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

In August 2017, the Company provided a $55.0 million related party bridge loan to a property acquired by Wesco V. The note receivable accrues interest at 3.5% and is scheduled to mature on December 16, 2017. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $55.0 million as of September 30, 2017, and no balance as of December 31, 2016.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

Debt consists of the following ($ in thousands):

	September 30, 2017	December 31, 2016	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$274,378	$314,190	3.3
Term loan - variable rate	348,457	98,189	4.4
Bonds public offering - fixed rate	2,878,311	2,834,400	6.7
Unsecured debt, net (1)	3,501,146	3,246,779
Lines of credit (2)	2,609	125,000
Mortgage notes payable, net (3)	2,111,467	2,191,481	5.4
Total debt, net	$5,615,222	$5,563,260
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.7%	3.6%
Weighted average interest rate on variable rate term loan	2.4%	2.3%
Weighted average interest rate on lines of credit	1.9%	1.8%
Weighted average interest rate on mortgage notes payable	4.2%	4.3%

(1) Includes unamortized discount of $5.0 million and $0.1 million and unamortized debt issuance costs of $18.9 million and $18.1 million, as of September 30, 2017 and December 31, 2016, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.03 billion as of September 30, 2017, excludes unamortized debt issuance costs of $3.4 million and $3.3 million as of September 30, 2017 and December 31, 2016, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. The Company’s $1.0 billion credit facility had an interest rate of LIBOR plus 0.90%, which is based on a tiered rate structure tied to the Company’s credit ratings. In January 2017, the Company’s $1.0 billion credit facility’s maturity date was extended to December 2020 with one 18-month extension, exercisable at the Company’s option. The Company’s $25.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.90%, which is based on a tiered rate structure tied to the Company’s credit ratings. The $25.0 million credit facility matures in January 2018.
(3) Includes unamortized premium of $37.4 million and $50.8 million, reduced by unamortized debt issuance costs of $6.0 million and $7.4 million, as of September 30, 2017 and December 31, 2016, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of September 30, 2017 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2017	$7,719
2018	257,108
2019	661,318
2020	694,887
2021	544,810
Thereafter	3,439,209
Total	$5,605,051

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Southern California	$150,413	$142,112	$445,296	$417,114
Northern California	127,673	115,318	377,531	338,761
Seattle Metro	58,285	55,543	171,564	161,192
Other real estate assets	5,603	14,105	17,517	41,751
Total property revenues	$341,974	$327,078	$1,011,908	$958,818
Net operating income:
Southern California	$102,699	$96,486	$305,894	$284,345
Northern California	91,018	83,042	271,224	243,876
Seattle Metro	39,674	37,688	116,733	109,352
Other real estate assets	4,446	10,501	16,142	31,315
Total net operating income	237,837	227,717	709,993	668,888
Management and other fees from affiliates	2,395	2,093	6,927	6,145
Depreciation and amortization	(117,451)	(110,467)	(350,893)	(329,847)
General and administrative	(9,788)	(9,647)	(30,726)	(28,527)
Acquisition and investment related costs	(324)	(284)	(1,154)	(1,379)
Interest expense	(55,938)	(56,693)	(167,333)	(164,727)
Total return swap income	2,538	3,143	7,653	9,080
Interest and other income	5,790	4,943	17,916	19,560
Equity income from co-investments	19,727	9,568	40,934	38,932
Loss on early retirement of debt	—	(211)	—	(211)
Gain on sale of real estate and land	249	—	26,423	20,258
Deferred tax expense on gain on sale of real estate and land	—	—	—	(4,279)
Gain on remeasurement of co-investment	—	—	88,641	—
Net income	$85,035	$70,162	$348,381	$233,893

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017	December 31, 2016
Assets:
Southern California	$4,822,941	$4,924,792
Northern California	4,241,460	3,791,549
Seattle Metro	1,532,784	1,570,340
Other real estate assets	56,079	78,079
Net reportable operating segment - real estate assets	10,653,264	10,364,760
Real estate under development	313,825	190,505
Co-investments	1,124,577	1,161,275
Real estate held for sale, net	—	101,957
Cash and cash equivalents, including restricted cash	63,273	170,302
Marketable securities	184,574	139,189
Notes and other receivables	121,557	40,970
Prepaid expenses and other assets	51,453	48,450
Total assets	$12,512,523	$12,217,408

(8) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data)

Essex Property Trust, Inc.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$79,723	65,994,896	$1.21	$65,561	65,507,669	$1.00
Effect of Dilutive Securities:
Stock options	—	83,387		—	109,882
Diluted:
Net income available to common stockholders	$79,723	66,078,283	$1.21	$65,561	65,617,551	$1.00

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$329,446	65,759,450	$5.01	$215,555	65,455,004	$3.29
Effect of Dilutive Securities:
Stock options	—	77,515		—	123,657
Diluted:
Net income available to common stockholders	$329,446	65,836,965	$5.00	$215,555	65,578,661	$3.29

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,251,112 and 2,220,952, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended September 30, 2017 and 2016, respectively, and 2,251,673 and 2,224,236 for the nine months ended September 30, 2017 and 2016, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $2.7 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively, and $11.3 million and $7.5 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT units for cash and does not consider them to be common stock equivalents.

Stock options of zero and 40,900 for the three months ended September 30, 2017 and 2016, respectively, and 2,352 and 76,054 for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$82,444	68,246,008	$1.21	$67,784	67,728,621	$1.00
Effect of Dilutive Securities:
Stock options	—	83,387		—	109,882
Diluted:
Net income available to common unitholders	$82,444	68,329,395	$1.21	$67,784	67,838,503	$1.00

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$340,735	68,011,123	$5.01	$223,012	67,679,240	$3.30
Effect of Dilutive Securities:
Stock options	—	77,515		—	123,657
Diluted:
Net income available to common unitholders	$340,735	68,088,638	$5.00	$223,012	67,802,897	$3.29

Stock options of zero and 40,900 for the three months ended September 30, 2017 and 2016, respectively, and 2,352 and 76,054 for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT units for cash and does not consider them to be common stock equivalents.

(9) Derivative Instruments and Hedging Activities

As of September 30, 2017, the Company had entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of September 30, 2017, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of September 30, 2017 and December 31, 2016, the aggregate carrying value of the interest rate swap contracts was an asset of $3.8 million and $4.4 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both September 30, 2017 and December 31, 2016.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated income statements, net was not significant for both the three and nine months ended September 30, 2017 and 2016.

Additionally, the Company has entered into total return swaps that effectively convert $256.8 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all total return swaps with $256.8 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both September 30, 2017 and December 31, 2016. These total return swaps are scheduled to mature between September 2021 and November 2022. Realized gains of $2.5 million and $3.1 million for the three months ended September 30, 2017 and 2016, respectively, and $7.7 million and $9.1 million for the nine months ended September 30, 2017 and 2016, respectively, are reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2016 annual report on Form 10-K for the year ended December 31, 2016. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled "Forward Looking Statements."

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2017, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of September 30, 2017, the Company had ownership interests in 247 stabilized apartment communities, comprising 60,305 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in one operating commercial building with approximately 106,564 square feet and seven active developments. The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2017, the Company’s development pipeline was comprised of four consolidated projects under development, three unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 2,158 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of $0.8 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.4 billion.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2017		As of September 30, 2016
	Apartment Homes	%	Apartment Homes	%
Southern California	23,343	47%	23,949	49%
Northern California	15,848	32%	14,865	30%
Seattle Metro	10,238	21%	10,239	21%
Total	49,429	100%	49,053	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Wesco V, LLC ("Wesco V"), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), BEXAEW, LLC (“BEXAEW”), and BEX II, LLC ("BEX II") communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2017 and 2016) was 96.7% and 96.5% for the three months ended September 30, 2017 and 2016, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,
	2017	2016
Southern California	96.8%	96.7%
Northern California	96.9%	96.5%
Seattle Metro	96.2%	96.1%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2017	2016	Change	Change
Same-Property Revenues:
Southern California	21,998	$141,203	$136,368	$4,835	3.5%
Northern California	13,892	109,820	108,156	1,664	1.5%
Seattle Metro	10,238	58,285	55,545	2,740	4.9%
Total Same-Property Revenues	46,128	309,308	300,069	9,239	3.1%
Non-Same Property Revenues		32,666	27,009	5,657	20.9%
Total Property Revenues		$341,974	$327,078	$14,896	4.6%

Same-Property Revenues increased by $9.2 million or 3.1% to $309.3 million in the third quarter of 2017 from $300.1 million in the third quarter of 2016. The increase was primarily attributable to an increase of 3.0% in average rental rates from $2,118 per apartment home in the third quarter of 2016 to $2,182 per apartment home in the third quarter of 2017.

Non-Same Property Revenues increased by $5.7 million or 20.9% to $32.7 million in the third quarter of 2017 from $27.0 million in the third quarter of 2016. The increase was primarily due to revenue generated by the consolidation of Palm Valley in January 2017.

Management and other fees from affiliates increased by $0.3 million or 14.3% to $2.4 million in the third quarter of 2017 from $2.1 million in the third quarter of 2016, primarily due to property management fee revenue from joint venture development communities that went into lease-up from the third quarter of 2016 through the third quarter of 2017.

Property operating expenses, excluding real estate taxes increased $2.8 million or 4.4% to $66.6 million for the third quarter of 2017 compared $63.8 million for to the third quarter of 2016 primarily due to an increase of $1.5 million in utilities expense. Same-Property operating expenses, excluding real estate taxes, increased by $2.1 million or 3.6% for the third quarter of 2017 compared to the third quarter of 2016, primarily due to a $1.3 million increase in utilities.

Real estate taxes increased $1.9 million or 5.3% to $37.5 million for the third quarter of 2017 compared to $35.6 million for the third quarter of 2016 due primarily to the consolidation of Palm Valley in January 2017 and increases in tax rates and property valuations. Same-Property real estate taxes increased by $0.6 million or 1.9% to $32.7 million in the third quarter of 2017 compared to $32.1 million in the third quarter of 2016 primarily due to increases in tax rates and property valuations.

Depreciation and amortization expense increased by $7.0 million or 6.3% to $117.5 million for the third quarter of 2017 compared to $110.5 million for the third quarter of 2016, primarily due to the consolidation of Palm Valley in January 2017.

Interest expense decreased $0.8 million or 1.4% to $55.9 million for the third quarter of 2017 compared to $56.7 million for the third quarter of 2016, primarily due to various debt that was paid off or matured during and after the third quarter of 2016, which resulted in a decrease in interest expense of $4.1 million for the third quarter of 2017, partially offset by an increase primarily due to the $350.0 million senior unsecured notes due May 1, 2027 issued in April 2017 and the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016, which resulted in $7.3 million interest expense for the third quarter of 2017 compared to $4.0 million for the third quarter of 2016.

Total return swap income of $2.5 million in the third quarter of 2017 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $0.6 million for the third quarter of 2017 compared to the third quarter of 2016 was due to less favorable interest rates.

Interest and other income increased by $0.9 million or 18.4% to $5.8 million for the third quarter of 2017 compared to $4.9 million for the third quarter of 2016 primarily due to an increase in marketable securities and other interest income of $1.6 million offset by a $1.0 million decrease in gain on sale of marketable securities and other investments.

Equity income from co-investments increased $10.1 million or 105.2% to $19.7 million for the third quarter of 2017 compared to $9.6 million for the third quarter of 2016 primarily due to the sale of a property by Wesco I during the third quarter of 2017, which resulted in a gain of $10.1 million for the Company.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Our average financial occupancies for the Company's stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the nine months ended September 30, 2017 and 2016) was 96.5% and 96.2% for the nine months ended September 30, 2017 and 2016, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,
	2017	2016
Southern California	96.5%	96.2%
Northern California	96.8%	96.2%
Seattle Metro	96.3%	95.9%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2017	2016	Change	Change
Same-Property Revenues:
Southern California	21,998	$417,651	$401,321	$16,330	4.1%
Northern California	13,892	326,880	318,498	8,382	2.6%
Seattle Metro	10,238	171,564	161,193	10,371	6.4%
Total Same-Property Revenues	46,128	916,095	881,012	35,083	4.0%
Non-Same Property Revenues		95,813	77,806	18,007	23.1%
Total Property Revenues		$1,011,908	$958,818	$53,090	5.5%

Same-Property Revenues increased by $35.1 million or 4.0% to $916.1 million in the nine months ended September 30, 2017 from $881.0 million in the nine months ended September 30, 2016. The increase was primarily attributable to an increase of 3.6% in average rental rates from $2,084 per apartment home in the nine months ended September 30, 2016 to $2,159 per apartment home in the nine months ended September 30, 2017.

Non-Same Property Revenues increased by $18.0 million or 23.1% to $95.8 million in the nine months ended September 30, 2017 from $77.8 million in the nine months ended September 30, 2016. The increase was primarily due to revenue generated by the consolidation of Palm Valley in January 2017.

Management and other fees from affiliates increased by $0.8 million or 13.1% to $6.9 million in the nine months ended September 30, 2017 from $6.1 million in the nine months ended September 30, 2016, primarily due to property management fee revenue from joint venture development communities that went into lease-up from the third quarter of 2016 through the third quarter of 2017.

Property operating expenses, excluding real estate taxes increased $8.2 million or 4.4% to $193.6 million for the nine months ended September 30, 2017 compared to $185.4 million for the nine months ended September 30, 2016 primarily due to the consolidation of Palm Valley in January 2017. Same-Property operating expenses, excluding real estate taxes, increased by $5.7 million or 3.3% to $178.1 million for the nine months ended September 30, 2017 compared to $172.4 million for the nine months ended September 30, 2016, primarily due to a $3.3 million increase in utilities and an increase of $1.3 million in maintenance and repairs.

Real estate taxes increased $3.8 million or 3.6% to $108.3 million for the nine months ended September 30, 2017 compared to $104.5 million for the nine months ended September 30, 2016 due primarily to the consolidation of Palm Valley in January 2017 and increases in tax rates and property valuations. Same-Property real estate taxes increased by $2.1 million or 2.2% to $96.7 million for the nine months ended September 30, 2017 compared to $94.6 million for the nine months ended September 30, 2016 primarily due to increases in tax rates and property valuations.

Depreciation and amortization expense increased by $21.1 million or 6.4% to $350.9 million for the nine months ended September 30, 2017 compared to $329.8 million for the nine months ended September 30, 2016, primarily due to the consolidation of Palm Valley in January 2017.

Interest expense increased $2.6 million or 1.6% to $167.3 million for the nine months ended September 30, 2017 compared to $164.7 million for the nine months ended September 30, 2016, primarily due to the $350.0 million senior unsecured notes due May 1, 2027 issued in April 2017 and the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016 which resulted in $18.6 million interest expense for the nine months ended September 30, 2017 and $7.5 million for the nine months ended September 30, 2016. The increase was partially offset by various debt that was paid off or matured during and after the nine months ended September 30, 2016, which resulted in a decrease in interest expense of $8.6 million for the nine months ended September 30, 2017.

Total return swap income of $7.7 million for the nine months ended September 30, 2017 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $1.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to less favorable interest rates.

Interest and other income decreased by $1.7 million or 8.7% to $17.9 million for the nine months ended September 30, 2017 compared to $19.6 million for the nine months ended September 30, 2016 primarily due to an decrease of $3.2 million in income from insurance reimbursements, legal settlements, and other, offset by an increase in marketable securities and other interest income.

Equity income from co-investments increased $2.0 million or 5.1% to $40.9 million for the nine months ended September 30, 2017 compared to $38.9 million for the nine months ended September 30, 2016 primarily due to the sale of a property by Wesco I during the nine months ended September 30, 2017, which resulted in a gain of $10.1 million, as well as increases in preferred equity income of approximately $6.2 million. This increase was offset by the sale of two properties by BEXAEW, LLC during the nine months ended September 30, 2016, which resulted in gains of $13.0 million for the Company during that period.

Gain on sale of real estate and land increased $6.1 million or 30.0% to $26.4 million for the nine months ended September 30, 2017 compared to $20.3 million for the nine months ended September 30, 2016 due primarily to a $26.2 million gain on the sale of Jefferson at Hollywood during the nine months ended September 30, 2017 as compared to a $10.7 million gain on the sale of Harvest Park and a $9.6 million gain on the sale of the Company's former headquarters office building during the nine months ended September 30, 2016.

Deferred tax expense on gain on sale of real estate and land of $4.3 million for the nine months ended September 30, 2016 was recorded due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for the nine months ended September 30, 2016 as the Harvest Park proceeds were used in a like-kind exchange transaction. There were no such transactions during the nine months ended September 30, 2017.

Gain on remeasurement of co-investment of $88.6 million for the nine months ended September 30, 2017 resulted from the purchase of the Company's joint venture partner's 50% interest in Palm Valley. There were no such transactions during the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had $46.5 million of unrestricted cash and cash equivalents and $184.6 million in marketable securities, of which $79.0 million were available for sale. We believe that cash flows generated by our operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2017, Fitch Ratings ("Fitch"), Moody’s Investor Service ("Moody's"), and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

The Company has two unsecured lines of credit aggregating $1.03 billion. The Company has a $1.0 billion unsecured line of credit, and as of September 30, 2017, there were no amounts outstanding on this unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of September 30, 2017. This facility matures in December 2020 with one 18-month extension, exercisable at the Company's option. The Company also has a $25.0 million working capital unsecured line of credit. This facility matures in January 2018. As of September 30, 2017, there was $2.6 million outstanding on the $25.0 million unsecured line. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.90% as of September 30, 2017.

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

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. Pursuant to its equity distribution program, during the nine months ended September 30, 2017, the Company issued 311,873 shares of common stock at an average price of $260.30 per share, for proceeds of $80.4 million, net of fees and commissions. There were no such sales during the three months ended September 30, 2017. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities, fund the development pipeline and other general corporate purposes. As of September 30, 2017, the Company may sell an additional 4,688,127 shares under the current equity distribution program. Subsequent to quarter end through October 30, 2017, the Company issued 33,571 additional shares of common stock through its equity distribution program at an average price of $261.19 per share for proceeds of $8.7 million, net of fees and commissions.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2017, the Company’s development pipeline was comprised of four consolidated projects under development, three unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 2,158 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $0.8 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.4 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of September 30, 2017, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $138.2 million, of which approximately $49.2 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of September 30, 2017, the Company had an interest in 1,190 apartment homes of communities actively under development with joint ventures for total estimated costs of $0.7 billion. Total estimated remaining costs total approximately $0.4 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.2 billion. In addition, the Company had an interest in 10,876 apartment homes of operating communities with joint ventures for a total book value of $0.8 billion as of September 30, 2017.

Off-Balance Sheet Arrangements

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operations. See Note 3, Co-investments, in the Notes to Condensed Consolidated Financial Statements for carrying values and combined summarized financial information of these unconsolidated investments.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "anticipates," "may," "will," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations as to the timing of completion of current development and redevelopment projects and the stabilization of such projects, expectations as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, statements regarding Company's financing activities, and the use of proceeds from such activities, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management's control. Factors that might cause such differences include, but are not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that there may be increased interest rates and operating costs, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2016, and in the Company's other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update or supplement this information for any reason.

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

(a)
historical cost accounting for real estate assets in accordance with U.S. GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by U.S. GAAP do not reflect the underlying economic realities.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and nine months ended September 30, 2017 and 2016 (in thousands except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available to common stockholders	$79,723	$65,561	$329,446	$215,555
Adjustments:
Depreciation and amortization	117,451	110,467	350,893	329,847
Gains not included in Funds from Operations attributable to common stockholders and unitholders	(10,307)	—	(125,122)	(33,304)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	—	—	—	4,279
Depreciation and amortization add back from unconsolidated co-investments	13,854	12,857	40,335	37,337
Noncontrolling interest related to Operating Partnership units	2,721	2,223	11,289	7,457
Depreciation attributable to third party ownership and other	(23)	(5)	(74)	(3)
Funds from Operations attributable to common stockholders and unitholders	$203,419	$191,103	$606,767	$561,168
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$2.97	$2.81	$8.90	$8.27
Non-core items:
Acquisition and investment related costs	324	284	1,154	1,379
Gain on sale of marketable securities and other investments	(32)	(1,033)	(1,650)	(2,876)
Interest rate hedge ineffectiveness (1)	1	—	(19)	—
Loss on early retirement of debt	—	211	—	211
Income from early redemption of preferred equity investments	(8)	—	(256)	—
Excess of redemption value of preferred stock over carrying value	—	—	—	2,541
Insurance reimbursements, legal settlements, and other, net	335	(31)	310	(4,041)
Core Funds from Operations attributable to common stockholders and unitholders	$204,039	$190,534	$606,306	$558,382
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$2.98	$2.81	$8.90	$8.23
Weighted average number shares outstanding diluted (2)	68,392,419	67,914,123	68,159,766	67,881,126

(1) Interest rate swaps generally are adjusted to fair value through other comprehensive income (loss). However, because certain of our interest rate swaps do not have a 0% LIBOR floor, while related hedged debt in these cases is subject to a 0% LIBOR floor, the portion of the change in fair value of these interest rate swaps attributable to this mismatch, if any, is recorded as a non-cash interest rate hedge ineffectiveness through interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings from operations	$112,669	$109,412	$334,147	$315,280
Adjustments:
Depreciation and amortization	117,451	110,467	350,893	329,847
Management and other fees from affiliates	(2,395)	(2,093)	(6,927)	(6,145)
General and administrative	9,788	9,647	30,726	28,527
Acquisition and investment related costs	324	284	1,154	1,379
NOI	237,837	227,717	709,993	668,888
Less: Non-Same Property NOI	(22,550)	(18,909)	(68,682)	(54,927)
Same-Property NOI	$215,287	$208,808	$641,311	$613,961

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2017, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's five-year unsecured debt. As of September 30, 2017, the Company also had $281.1 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of September 30, 2017. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2017. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2017.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$3,814	$7,389	$214
Interest rate caps	20,674	2018-2019	—	—	—
Total cash flow hedges	$195,674	2018-2022	$3,814	$7,389	$214

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $256.8 million that effectively convert $256.8 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at September 30, 2017. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2017	2018	2019	2020	2021	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$7,590	256,567	660,726	694,241	544,103	2,810,732		$4,973,959	$5,102,418
Average interest rate	4.5%	5.7%	4.2%	4.8%	4.3%	3.6%		4.0%
Variable rate debt (1)	$2,738	541	592	646	707	628,477	(2) (3)	$633,701	$629,127
Average interest rate	1.9%	1.9%	1.9%	1.9%	1.9%	2.1%		2.1%

(1) $175.0 million is subject to interest rate swap agreements.
(2) $20.7 million is subject to interest rate caps.
(3) $256.8 million is subject to total return swaps.

The table incorporates only those exposures that exist as of September 30, 2017. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2017, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2017, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2017, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2017, Essex issued an aggregate of 13,726 shares of its common stock upon the exercise of stock options. Essex contributed the proceeds of $2.0 million from the option exercises during the three months ended September 30, 2017 to the Operating Partnership in exchange for an aggregate of 13,726 OP Units, as required by the Operating Partnership’s partnership agreement.

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

Date: November 3, 2017

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: November 3, 2017

By: /S/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: November 3, 2017

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: November 3, 2017

By: /S/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer