Form 10-K
period 2017-12-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2018-02-22
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)
is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

Essex Property Trust, Inc. ☐	Essex Portfolio, L.P. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $16,856,375,295.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 15, 2018, 66,040,303 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the 2018 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of
December 31, 2017.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P., a California limited partnership of which Essex is the general partner. References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP. References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

Essex is the general partner of, and as of December 31, 2017 owned approximately 96.7% of the ownership interest in EPLP with the remaining 3.3% interest owned by limited partners. As the sole general partner of EPLP, Essex has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (UPREIT) and Essex contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, Essex receives a number of Operating Partnership limited partnership units ("OP Units") equal to the number of shares of common stock Essex has issued in the equity offerings. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged for shares of Essex common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to Essex and shares of Essex common stock.

The Company believes that combining the reports on Form 10-K of Essex and EPLP into this single report provides the following benefits:

•	enhances investors' understanding of Essex and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both Essex and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates Essex and the Operating Partnership as one business. The management of Essex consists of the same members as the management of EPLP.

All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in EPLP. Essex's primary function is acting as the general partner of EPLP. As general partner with control of the Operating Partnership, Essex consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of Essex and the Operating Partnership are the same on their respective financial statements. Essex also issues equity from time to time and guarantees certain debt of EPLP, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for OP Units (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources of capital include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

The Company believes it is important to understand the few differences between Essex and EPLP in the context of how Essex and EPLP operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interest in Essex's consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and joint venture partners. The noncontrolling interest in Essex's consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unit holders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at Essex and Operating Partnership levels.

iii

To help investors understand the significant differences between Essex and the Operating Partnership, this report provides separate consolidated financial statements for Essex and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of stockholders' equity or partners' capital, earnings per share/unit, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of Essex and the Operating Partnership in order to establish that the requisite certifications have been made and that Essex and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between Essex and the Operating Partnership, the separate sections in this report for Essex and the Operating Partnership specifically refer to Essex and the Operating Partnership. In the sections that combine disclosure of Essex and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership. The separate discussions of Essex and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

iv

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
2017 ANNUAL REPORT ON FORM 10-K

v

PART I
Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements.”  Actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in Item 1A, Risk Factors of this Form 10-K.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex"), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust (“REIT”). The Company owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership” or “EPLP”). The Company is the sole general partner of the Operating Partnership and as of December 31, 2017 owns a 96.7% general partnership interest. In this report, the terms the “Company,” "we," "us," and "our" also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

The Company has elected to be treated as a REIT for federal income tax purposes, commencing with the year ended December 31, 1994. The Company completed its initial public offering on June 13, 1994. In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. All taxable REIT subsidiaries are consolidated by the Company.

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast. As of December 31, 2017, the Company owned or held an interest in 247 operating apartment communities, aggregating 60,239 apartment homes, excluding the Company's ownership in preferred equity investments, as well as one operating commercial building (totaling approximately 106,564 square feet), and seven active development projects with 1,982 apartment homes in various stages of development (collectively, the “Portfolio”).

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

Business Strategies

Research Driven Approach to Investments – The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge. The Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating markets and focusing on the following strategic criteria:

•	Major metropolitan areas that have regional population in excess of one million;

•
Constraints on new supply driven by: (i) low availability of developable land sites where competing housing could be economically built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;

•	Rental demand enhanced by affordability of rents relative to costs of for-sale housing; and

•	Housing demand based on job growth, proximity to jobs, high median incomes and the quality of life including related commuting factors.

Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of its regional economic, and local market research, and adjusts the geographic focus of its portfolio accordingly. The Company seeks to increase its portfolio allocation in markets projected to have the strongest local economies and to decrease allocations in markets projected to have declining economic conditions. Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease allocations in markets that have inflated valuations and low relative yields.

Property Operations – The Company manages its communities by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•	Property Management – Oversee delivery of and quality of the housing provided to our tenants and manage the properties financial performance.

•	Capital Preservation – The Company's asset management services are responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s communities.

•
Business Planning and Control – Comprehensive business plans are implemented in conjunction with significant investment decisions. These plans include benchmarks for future financial performance based on collaborative discussions between on-site managers and senior management.

•
Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company’s communities.

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2017, the Company acquired ownership interests in five communities comprised of 1,897 apartment homes for $566.8 million.

The following is a summary of 2017 acquisitions ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2017	Purchase Price
Palm Valley(1)	San Jose, CA	1,098	100%	EPLP	Q1	$183.0
Sage at Cupertino(2)	San Jose, CA	230	41%	EPLP	Q1	90.0
8th & Republican	Seattle, WA	211	50%	Wesco V	Q3	101.3	(3)
360 Residences	San Jose, CA	213	50%	Wesco V	Q3	133.5	(3)
Village at Toluca Lake	Burbank, CA	145	50%	BEX III	Q4	59.0	(3)
Total 2017		1,897				$566.8

(1)	In January 2017, the Company purchased its joint venture partner's 50.0% membership interest in the Palm Valley co-investment for a purchase price of $183.0 million.

(2)
In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino into a 40.5% equity ownership interest in the property. The Company issued DownREIT limited partnership units to the seller for the remaining equity based on an estimated property valuation of $90.0 million and an encumbrance of $52.0 million of mortgage debt. Based on a consolidation analysis performed by the Company, the property is consolidated.

(3)	8th & Republican, 360 Residences, and Village at Toluca Lake purchase prices represent the total contract price at 100%.

Dispositions of Real Estate

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all of its communities and sells those which no longer meet its strategic criteria. The Company may use the capital generated from the dispositions to invest in higher-return communities or other real estate investments, or to repay debts. The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will their sale materially affect its ongoing operations. Generally, the Company seeks to have any impact of earnings dilution resulting from these dispositions offset by the positive impact of its acquisitions, development and redevelopment activities.

In January 2017, the Company sold Jefferson at Hollywood, a 270 apartment home community located in Hollywood, CA for $132.5 million, resulting in a gain of $26.2 million for the Company.

In August 2017, a Company co-investment, Wesco I, LLC ("Wesco I") sold Madrid, a 230 apartment home community located in Mission Viejo, CA, for $83.0 million, which resulted in a gain of $10.1 million for the Company.

In December 2017, a Company co-investment, BEXAEW, LLC ("BEXAEW") sold two apartment home communities, consisting of 587 total apartment homes, located in Seattle, WA, for $160.3 million, which resulted in an aggregate gain of $34.8 million for the Company.

Development Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2017, the Company had five consolidated development projects and two joint venture development projects comprised of 1,982 apartment homes, with total incurred costs of $557.0 million, and estimated remaining project costs of approximately $752.0 million, $572.0 million of which represents the Company's estimated remaining costs,for total estimated project costs of $1.3 billion.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2017, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2017
		Essex		Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Consolidated
Station Park Green - Phase I	San Mateo, CA	100%	121	$95	$98
Station Park Green - Phase II	San Mateo, CA	100%	199	57	141
Station Park Green - Phase III	San Mateo, CA	100%	172	43	124
Gateway Village	Santa Clara, CA	100%	476	81	226
Hollywood	Hollywood, CA	100%	200	27	105
Total - Consolidated Development Projects			1,168	303	694
Development Projects - Joint Venture
Ohlone	San Jose, CA	50%	269	30	136
500 Folsom (2)	San Francisco, CA	50%	545	160	415
Total - Joint Venture Development Projects			814	190	551
Predevelopment Projects - Consolidated
Other Projects	Various	100%	—	64	64
Total - Predevelopment Projects			—	64	64
Grand Total - Development and Predevelopment Pipeline			1,982	$557	$1,309

(1)
Includes costs related to the entire project, including both the Company's and joint venture partners' costs. Includes incurred costs and estimated costs to complete these development projects. For predevelopment projects, only incurred costs are included in estimated costs.

(2)	Estimated project cost for this development is net of a projected value for low-income housing tax credit proceeds and the value of the tax exempt bond structure.

Redevelopment Pipeline

The Company defines the redevelopment pipeline as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2017, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $138.8 million, of which approximately $43.6 million remains to be expended.

Long Term Debt

During 2017, the Company made regularly scheduled principal payments and loan payoffs of $219.5 million of its secured mortgage notes payable at an average interest rate of 5.2%.

In March 2017, the Company paid off $300 million of 5.500% senior unsecured notes, at maturity.

In April 2017, the Company issued $350.0 million of 3.625% senior unsecured notes that mature on May 1, 2027. The interest is payable semi-annually in arrears on May 1st and November 1st of each year, commencing November 1, 2017, until the maturity date on May 1, 2027. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

Bank Debt

As of December 31, 2017, Fitch Ratings, Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

At December 31, 2017, the Company had two lines of unsecured credit aggregating $1.03 billion. The Company's $1.0 billion credit facility had an interest rate of LIBOR plus 0.90%. In January 2018, the Company's $1.0 billion credit facility was amended and the line's capacity was increased to $1.2 billion and the scheduled maturity date was extended to December 2021, with one 18-month extension, exercisable at the Company's option. The underlying interest rate on the amended line is based on a tiered rate structure tied to the Company's corporate ratings and is at LIBOR plus 0.875%. The Company's $25.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.90%. In January 2018, this line of credit facility was amended and the line's capacity was increased to $35.0 million and the scheduled maturity date was extended to January 2020. The underlying interest rate on the amended line is based on a tiered rate structure tied to the Company's corporate ratings and is at LIBOR plus 0.875%.

Equity Transactions

During 2017, the Company issued 345,444 shares of common stock through its equity distribution program at an average price of $260.38 for aggregate proceeds of $89.1 million, net of fees and commissions. During the first quarter of 2018 through February 15, 2018, Essex has not issued any shares under its equity distribution program.

Co-investments

The Company has entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. For each joint venture the Company holds a non-controlling interest in the venture and earns customary management fees and may earn development fees, asset property management fees, and a promote interest.

The Company has also made, and may continue in the future to make, preferred equity investments in various multi-family development projects. The Company earns a preferred rate of return on these investments.

OFFICES AND EMPLOYEES

The Company is headquartered in San Mateo, CA, and has regional offices in Woodland Hills, CA; San Jose, CA; Irvine, CA; San Diego, CA and Bellevue, WA. As of December 31, 2017, the Company had 1,835 employees.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and property losses. As of December 31, 2017, PWI had cash and marketable securities of approximately $81.8 million, and is consolidated in the Company's financial statements.

All of the Company's communities are located in areas that are subject to earthquake activity. The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and in most cases property vulnerability analysis based on structural evaluations by seismic consultants. The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to forces caused by seismic events, by considering available funds and coverages provided by PWI and/or by purchasing seismic insurance. In most cases the Company also purchases limited earthquake insurance for certain properties owned by the Company's co-investments.
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
COMPETITION

There are numerous housing alternatives that compete with the Company’s communities in attracting tenants. These include other apartment communities, condominiums and single-family homes. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing housing, rental rates and occupancy may drop which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company faces competition from other REITs, businesses and other entities in the acquisition, development and operation of apartment communities. Some competitors are larger and have greater financial resources than the Company. This competition may result in increased costs of apartment communities the Company acquires and or develops.

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2018.

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

ITEM 1A: RISK FACTORS
For purposes of this section, the term “stockholders” means the holders of shares of Essex Property Trust, Inc.’s common stock. Set forth below are the risks that we believe are material to Essex Property Trust, Inc.’s stockholders and Essex Portfolio, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business.
Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual operating results to vary materially from recent results or from our anticipated future results.
Risks Related to Our Real Estate Investments and Operations
General real estate investment risks may adversely affect property income and values. Real estate investments are subject to a variety of risks. If the communities and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders will be adversely affected. Income from the communities may be further adversely affected by, among other things, the following factors:

•
changes in the general economic or local climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and the local economy;

•	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;

•	the attractiveness of our communities to tenants;

•
inflationary environments in which the costs to operate and maintain communities increase at a rate greater than our ability to increase rents, or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases;

•	competition from other available housing alternatives;

•	changes in rent control or stabilization laws or other laws regulating housing;

•	the Company’s ability to provide for adequate maintenance and insurance;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	tenants' perceptions of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located; and

•	changes in interest rates and availability of financing.

As leases at the communities expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws, including, without limitation, the Americans with Disabilities Act of 1990 (the "Disabilities Act"), Fair Housing Amendment Act of 1988 (the "FHAA") and tax laws. Real estate investments are relatively illiquid and, therefore, the Company’s ability to vary its portfolio promptly in response to changes in economic or other conditions may be limited.
Real estate in our markets can also at times be difficult to sell at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions, which could have a material adverse effect on our financial condition and results of operations. In addition, if we are found to have held, acquired or developed a community as inventory or primarily for sale to customers in the ordinary course of business, federal tax laws may limit our ability to sell the community without incurring a 100% tax on the gain on the sale of the community and potentially adversely impacting our status as a real estate investment trust (“REIT”) unless we own the community through one of our taxable REIT subsidiaries (“TRSs”).
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
National and regional economic environments can negatively impact the Company’s liquidity and operating results. The Company's forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of a recession, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. Further, a recession may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy.
Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company intends to continue to acquire apartment communities. However, there are risks that acquisitions will fail to meet the Company’s expectations. The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate. In addition, following an acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown liabilities, which could ultimately lead to material costs for us. The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or joint ventures or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may be not available on advantageous terms.
Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received and/or the timing of which may be delayed from the Company’s expectations. The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations, and redevelopment projects as existing properties owned or recently acquired that have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. As of December 31, 2017, the Company had five consolidated development projects and two joint venture development projects comprised of 1,982 apartment homes for an estimated cost of $1.3 billion, of which $752.0 million remains to be expended, and $572.0 million is the Company's share. In addition, at December 31, 2017, the Company had ownership interests in five major redevelopment projects aggregating 1,727 apartment homes with estimated redevelopment costs of $138.8 million, of which approximately $43.6 million remains to be expended.
The Company’s development and redevelopment activities generally entail certain risks, including, among others, the following:

•	funds may be expended and management's time devoted to projects that may not be completed;

•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

•	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage, or environmental remediation;

•	occupancy rates and rents at a completed project may be less than anticipated;

•	expenses at completed development or redevelopment projects may be higher than anticipated, including, without limitation, due to costs of environmental remediation;

•
we may be unable to obtain, or experience a delay in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development or redevelopment of a community, which may cause us to delay or abandon an opportunity; and

•
we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements.)

These risks may reduce the funds available for distribution to the Essex’s stockholders and the Operating Partnership's unitholders. Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled “General real estate investment risks may adversely affect property income and values.”
Investments in mortgages, mezzanine loans, subordinated debt, other real estate, and other marketable securities could adversely affect the Company’s cash flow from operations. The Company may invest in equity, preferred equity or debt securities related to real estate and/or other investment securities and/or cash investments, which could adversely affect the Company’s ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders, including, without limitation, due to a decline in the value of such investments. The Company may also purchase or otherwise invest in securities issued by entities which own real estate and/or invest in mortgages or unsecured debt obligations. Such mortgages may be first, second or third mortgages, and these mortgages and/or other investments may not be insured or otherwise guaranteed. The Company may make or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity or entities that owns the interest in the entity owning the property. In general, investments in mortgages include the following risks:

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
The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the year ended December 31, 2017, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2017, 83% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs or income levels, industry slowdowns and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation or employment or lack of employment growth;

•
rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs, or the inability or unwillingness of tenants to pay rent increases;

•	competition from other available apartments and other housing alternatives and changes in market rental rates;

•	economic conditions that could cause an increase in our operating expenses, including increases in property taxes, utilities and routine maintenance; and

•	regional specific acts of nature (e.g., earthquakes, fires, floods, etc.).

Because the Company’s communities are primarily located in Southern California, Northern California and the Seattle metropolitan area, the Company is exposed to greater economic concentration risks than if it owned a more geographically diverse portfolio. The Company is susceptible to adverse developments in California and Washington economic and regulatory environments, such as increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for the Company’s communities and increase costs related to compliance with governmental regulations. Any adverse developments in the economy or real estate markets in California or Washington, or any decrease in demand for the Company’s communities resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Thus, our real estate taxes in the State of Washington could increase as a result of property value reassessments or increased property tax rates in that state. A current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Proposition 13, property tax reassessment generally occurs as a result of a “change in ownership” of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property and/or introduce split tax roll legislation. Such initiatives, if successful, could increase the assessed value and/or tax rates applicable to commercial property in California, including our apartment communities. Further, changes in U.S. federal tax law, including recently enacted U.S. tax legislation (the “2017 Tax Legislation”), could cause state and local governments to alter their taxation of real property.

The Company may experience increased costs associated with capital improvements and routine property maintenance, such as repairs to the foundation, exterior walls, and rooftops of its properties, as its properties advance through their life-cycles. In some cases, we may spend more than budgeted amounts to make necessary improvements or maintenance. Increases in the Company’s expenses to own and maintain its properties could adversely impact the Company’s financial condition and results of operations.

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting tenants. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which the communities are located. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by lower housing prices, mortgage interest rates and government programs to promote home ownership or create additional rental and/or other types of housing, could adversely affect the Company’s ability to retain its tenants, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other companies, REITs, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in prices and costs of apartment communities that the Company acquires and/or develops.
The Company’s joint ventures and joint ownership of communities, its ownership of properties with shared facilities with a homeowners' association or other entity, its ownership of properties subject to a ground lease and its preferred equity investments and its other partial interests in entities that own communities could limit the Company’s ability to control such communities and may restrict our ability to finance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated.
The Company has entered into, and may continue in the future to enter into, joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. As of December 31, 2017, the Company had, through several joint ventures, an interest in 10,810 apartment homes in operating communities for a total book value of $780.3 million.

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

From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. For example, the Company has made preferred equity investments in third party entities that own real estate and may continue in the future to make such preferred equity or other investments. With preferred equity investments and certain other investments, the Operating Partnership’s interest in a particular entity is typically less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership’s objectives. The Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity. The Company may also incur losses if any guarantees or indemnifications were made by the Company. The Company also owns properties indirectly under "DownREIT" structures. The Company has, and in the future may, enter into transactions that could require the Company to pay the tax liabilities of partners, which contribute assets into DownREITs, joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company’s control, occur. Although the Company plans to hold the contributed assets or defer recognition of gain on sale of such assets pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they could have a material impact on its financial position.
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
We may pursue acquisitions of other REITs and real estate companies, which may not yield anticipated results and could adversely affect our results of operations. We may make acquisitions of and investments in other REITs and real estate companies that offer properties and communities to augment our market coverage, or enhance our property offerings. We may also enter into strategic alliances or joint ventures to achieve these goals. There can be no assurance that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition may be inaccurate, and we may not realize the expected financial or strategic benefits of any such acquisition.
These transactions or any other acquisitions involve risks and uncertainties. For example, as a consequence of such transactions, we may assume unknown liabilities, which could ultimately lead to material costs for us. In addition, the integration of acquired businesses or other acquisitions may not be successful and could result in disruption to other parts of our business. To integrate acquired businesses or other acquisitions, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The expected synergies from acquisitions may not be fully realized, which could result in increased costs or other issues and have an adverse effect on our business. There can be no assurance that all pre-acquisition property due diligence will have identified all material issues that might arise with respect to such acquired business and its properties or as to any such other acquisitions. Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, could be dilutive to Essex's existing stockholders and the Operating Partnership's unitholders. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
Changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company’s operations or expose us to liability. The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws or other laws regulating housing, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws generally applicable to the Company’s business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures, which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Compliance with laws benefiting disabled persons may require the Company to make significant unanticipated expenditures or impact the Company’s investment strategy. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The FHAA requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped tenants and visitors. These and other federal, state and local laws and regulations may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures.
The Company may not be able to lease its retail/commercial space consistent with its projections or at market rates. The Company has retail/commercial space in its portfolio, which represents approximately 2% of our total revenue. The retail/commercial space at our properties, among other things, serve as additional amenity for our tenants. The long term nature of our retail/commercial leases, and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable that the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.
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
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed in a timely manner. Although the occurrence of mold at multi-family and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on tenants of the property. The Company believes its mold policies and proactive response to address any known mold existence reduce its risk of loss from these cases; however, no assurance can be provided that the Company has identified and responded to all mold occurrences.
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
We cannot assure you that costs or liabilities incurred as a result of environmental matters will not affect our ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders, or that such costs or liabilities will not have a material adverse effect on our financial condition and results of operations; provided, however, the Company is unaware of any pending or threatened alleged claim resulting from such matters which would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company may incur general uninsured losses. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, fires and floods that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums the Company pays for coverage against property and casualty claims. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses for some of the communities in its portfolio. As of December 31, 2017, PWI has cash and marketable securities of approximately $81.8 million, and is consolidated in the Company's financial statements.
All the communities are located in areas that are subject to earthquake activity. The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and in most cases property vulnerability analysis based on structural evaluations of seismic consultants. The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to forces caused by seismic events, by considering available funds and coverages provided by PWI and/or, in some cases, by purchasing seismic insurance. Purchasing seismic insurance coverage can be costly and such seismic insurance is in limited supply. As a result, the Company may experience a shortage in desired coverage levels if market conditions are such that insurance is not available, or the cost of the insurance makes it, in management's view, not economically practical. The Company may purchase limited earthquake insurance for certain high-density properties and in most cases assets owned by the Company's co-investments.

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

We have significant investments in large metropolitan markets, such as the metropolitan markets in Southern California, the San Francisco Bay Area and Seattle. These markets may in the future be the target of actual or threatened terrorist attacks. Future terrorist attacks in these markets could directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage. Our communities could also directly or indirectly be the location or target of actual or threatened terrorist attacks, crimes, shootings, other acts of violence or other incidents beyond our control, the occurrence of which could directly impact the value of our communities through damage, destruction, loss or increased security costs, as well as operational losses due to reduction of traffic and rental demand for our communities, and the availability of insurance for such acts may be limited or may be subject to substantial costs. If such an incident were to occur at one of our communities, we may also be subject to significant liability claims. Such events and losses could significantly affect our ability to operate those communities and materially impair our ability to achieve our expected results.

Although the Company may carry insurance for potential losses associated with its communities, employees, tenants, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, copayments or losses in excess of applicable insurance coverage and those losses may be material. In the event of a substantial loss, insurance coverage may not be able to cover the full replacement cost of the Company’s lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses. Changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed.
Climate change may adversely affect our business. To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our communities located in these areas or affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing communities and could also require us to spend more on our new development communities without a corresponding increase in revenue. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions, including the recently updated California energy efficiency standards, referred to as Title 24 or The Energy Efficiency Standards for Residential and Nonresidential Buildings. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements in the future could increase the costs of maintaining or improving our existing properties or developing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our operating results.

Accidental death or severe injuries due to fires, floods, other natural disasters or hazards could adversely affect our business and results of operations. The accidental death or severe injuries of persons living in our communities due to fires, floods, other natural disasters or hazards could have a material adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where any such events have occurred, which could have a material adverse effect on our business and results of operations.
Adverse changes in laws may adversely affect the Company's liabilities and/or operating costs relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to tenants or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders and pay amounts due on its debt. Similarly, changes in laws increasing the potential liability of the Company and/or its operating costs on a range of issues, including those regarding potential liability for other environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, including without limitation, those related to structural or seismic retrofit or more costly operational safety systems and programs, which could have a material adverse effect on the Company. For example, (1) the California statute, the "Sustainable Communities and Climate Protection Act of 2009, also known as "SB375"", provides that, in order to reduce greenhouse emissions, there should be regional planning to coordinate housing needs with regional transportation and such planning could lead to restrictions on, or increases in, property development that adversely affect the Company and (2) the Environmental Protection Agency has implemented a program for long-term phase out of HCFC-22 coolant (freon) by 2030, which could lead to increased capital and/or operating costs.
In addition, rent control or rent stabilization laws and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants. For example, in Richmond and Mountain View, CA, both of which are in the San Francisco Bay Area, rent control initiatives were recently passed by the voters. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multi-family housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community. Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such communities.

The soundness of financial institutions could adversely affect us. We maintain cash and cash equivalent balances, including significant cash amounts of our wholly owned insurance subsidiary, PWI, as well as 401(k) plan assets in a limited number of financial institutions. Our cash balances are generally in excess of federally insured limits. The failure or collapse of one or more of these financial institutions may materially adversely affect our ability to recover our cash balances or the 401(k) assets. Certain financial institutions are lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our business and results of operations.
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

Current volatility in market and economic conditions may impact the accuracy of the various estimates used in the preparation of our financial statements and footnotes to the financial statements. Various estimates are used in the preparation of our financial statements, including estimates related to the fair value of tangible and intangible assets and the carrying value of our real estate investments. Often these estimates require the use of local market knowledge and data that is difficult to assess, as well as estimates of future cash flows associated with our real estate investments that can also be difficult to accurately predict. Although our management believes it has been prudent and used reasonable judgment in making these estimates, it is possible that actual results may differ materially from these estimates.

Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations. Our business and reputation depend on providing tenants with quality housing with highly reliable services, including with respect to water and electric power, along with the consistent operation of our communities, including a wide variety of amenities such as covered parking, swimming pools, clubhouses with fitness facilities, playground areas, tennis courts and the like. Public utilities, especially those that provide water and electric power, are fundamental for the consistent operation of our communities. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases, reduce their rents or result in an increase in costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism or similar events. Such service interruptions, mechanical failures or other events may also expose us to additional liability claims and damage our reputation and brand, and could cause tenants to terminate or not renew their leases, or prospective tenants to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could adversely affect our business, financial condition and results of operations.

The Company’s real estate assets may be subject to impairment charges. The Company continually evaluates the recoverability of the carrying value of its real estate assets under U.S. generally accepted accounting principles ("GAAP"). Factors considered in evaluating impairment of the Company’s existing multi-family real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a multi-family real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management. There can be no assurance that the Company will not take charges in the future related to the impairment of the Company’s assets. Any future impairment charges could have a material adverse effect on the Company’s results of operations.
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
Under certain circumstances, assets owned by a subsidiary REIT may be required to be disposed of via a sale of capital stock rather than an asset sale. Under certain circumstances, assets owned by a subsidiary REIT may be required to be disposed of via a sale of capital stock rather than as an asset sale by that subsidiary REIT, which may limit the number of persons willing to acquire indirectly any assets held by that subsidiary REIT. As a result, we may not be able to realize a return on our investment in a joint venture that utilizes a subsidiary REIT structure, at the time or on the terms we desire.

We may from time to time be subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.  We may be a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and directors.

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
Debt financing has inherent risks. At December 31, 2017, the Company had approximately $5.7 billion of indebtedness (including $799.2 million of variable rate indebtedness, of which $175.0 million is subject to an interest rate swap effectively fixing the interest rate on $175.0 million in debt. $20.7 million is subject to interest rate cap protection). The Company is subject to the risks normally associated with debt financing, including, among others, the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;

•	inability to refinance maturing indebtedness on encumbered apartment communities;

•	inability to comply with debt covenants could cause defaults and an acceleration of maturity dates; and

•	paying debt before the scheduled maturity date could result in prepayment penalties.

The Company may not be able to renew, repay or refinance its indebtedness when due or may be required to refinance its indebtedness at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness. If the Company is unable to refinance its indebtedness on acceptable terms, or not at all, the Company might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses. Such losses could have an adverse effect on the Company and its ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders and pay amounts due on its debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequential loss of revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements.
Debt financing of communities may result in insufficient cash flow to service debt and fund distributions. Where appropriate, the Company intends to continue to use leverage to increase the rate of return on the Company’s investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the communities will be insufficient to meet both debt payment obligations and the REIT distribution requirements of the Code. Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. There is a risk that we may not be able to refinance existing indebtedness or that a refinancing will not be done on as favorable terms, which in either case could have an adverse effect on our financial condition, results of operations and cash flows. To a certain extent, our cash flow is subject to general economic, industry, regional, financial, competitive, operating, legislative, regulatory, taxation and other factors, many of which are beyond our control.
As of December 31, 2017, the Company had 56 consolidated communities encumbered by debt. With respect to the 56 communities encumbered by debt, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and, if debt payment obligations are not met, lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value, and its ability to service other debt.
Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. At December 31, 2017, the Company had approximately $270.2 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. If the compliance requirements of the tax-exempt financing restrict our ability to increase our rental rates to low or moderate income tenants, or eligible/qualified tenants, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweigh any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract tenants who satisfy the median income test. If the Company does not reserve the required number of apartment homes for tenants satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Besides the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below market rent ("BMR") requirements imposed by local authorities in connection with the original development of the community.
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
The price per share of the Company’s stock may fluctuate significantly. The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including without limitation:

•	regional, national and global economic conditions;

•	actual or anticipated variations in the Company’s quarterly operating results or dividends;

•	changes in the Company’s funds from operations or earnings estimates;

•	issuances of common stock, preferred stock or convertible debt securities, or the perception that such issuances might occur;

•	publication of research reports about the Company or the real estate industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate based companies);

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of the Company’s stock to demand a higher annual yield from dividends;

•
shifts in our investor base to a higher concentration of passive investors such as exchange traded fund and index funds, which may adversely affect our ability to communicate effectively with our investors;

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

The Company’s future issuances of common stock, preferred stock or convertible debt securities could be dilutive to current stockholders and adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities. For example, during the year ended December 31, 2017, the Company issued 345,444 shares of common stock for $89.1 million, net of fees and commissions. The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC.

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

Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Essex's stockholders and the Operating Partnership's unitholders.
The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock. As of December 31, 2017, George M. Marcus, the Chairman of the Company’s Board of Directors, wholly or partially owned approximately 1.7 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships, indirectly held shares of common stock and assuming exercise of all vested options). Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.
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
Stockholders have limited control over changes in our policies and operations. The Company’s Board of Directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. The Company’s Board of Directors may amend or revise these and other policies without a vote of the stockholders. Under the Company’s Charter and the Maryland General Corporation Law, stockholders currently have a right to vote only on the following matters:

•	the election of the Company’s Board of Directors or the removal of any member of the Company’s Board of Directors;

•	any amendment of the Company’s Charter, except that the Company’s Board of Directors may amend the Charter without stockholder approval to:

◦	change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

◦	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue;

◦
classify or reclassify any unissued shares of stock by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares; and

◦	effect certain reverse stock splits;

•	our liquidation and dissolution; and

•	except as otherwise permitted by law, our being a party to any merger, consolidation, conversion, sale or other disposition of all or substantially all of our assets or similar reorganization.

All other matters are subject to the discretion of the Company’s Board of Directors. In addition, pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by the Company’s Board of Directors prior to a stockholder vote.

Our score or rating by proxy advisory firms or other corporate governance consultants advising institutional investors could have an adverse effect on the perception of our corporate governance, and thereby negatively impact the market price of our common stock. Various proxy advisory firms and other corporate governance consultants advising institutional investors provide scores or ratings of our governance measures, nominees for election as directors, executive compensation practices, and other matters that may be submitted to stockholders for consideration at our annual meetings. From time to time certain matters that we propose for approval may not receive a favorable score or rating, or may result in a negative score or rating or recommendation against the nominee or matter proposed. These unfavorable scores or ratings may lead to rejected proposals or a loss of stockholder confidence in our corporate governance measures, which could adversely affect the market price of our common stock.

We periodically review our corporate governance measures and consider implementing changes that we believe are responsive to concerns that have been raised, but there may be times where we decide not to implement changes or other measures recommended by proxy advisors or other corporate governance consultants that we believe are contrary to the best interests of our stockholders, notwithstanding the adverse effect this decision may have on our scores or ratings or the perception of our corporate governance, thereby negatively impacting the market price of our common stock.

We could face adverse consequences as a result of actions of activist investors. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to stockholder activism or engaging in a process or proxy contest may be costly and time-consuming, disrupt our operations and divert the attention of our management team and our employees from executing our business plan, which could adversely affect our business and results of operations.

Failure to generate sufficient revenue or other liquidity needs could limit cash flow available for distributions to Essex's stockholders or the Operating Partnership's unitholders. A decrease in rental revenue, or liquidity needs such as the repayment of indebtedness or funding of our acquisition and development activities, could have an adverse effect on our ability to pay distributions to Essex's stockholders or the Operating Partnership's unitholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community.

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

Essex may choose to pay dividends in its own stock, in which case stockholders may be required to pay tax in excess of the cash they receive. We may distribute taxable dividends that are payable in part in Essex's stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of Essex's stock would experience downward pressure if a significant number of our stockholders sell shares of Essex's stock in order to pay taxes owed on dividends.

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

Rising interest rates could increase interest costs and otherwise adversely affect the market price of our common stock. We are subject to interest rate risk which could adversely affect the market price of our common stock. As noted above, we are primarily exposed to interest rate risk as a result of our lines of credit, where fluctuations in interest rates may cause our interest expense to rise, which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.

A breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business and financial condition. The protection of tenant, employee, and company data is critically important to the Company. Our business requires us, including some of our vendors, to use and store personally identifiable and other sensitive information of our tenants and employees. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
The security measures put in place by the Company, and such vendors, cannot provide absolute security, and the Company and our vendors' information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents, including, ransom of data, such as, without limitation, tenant and/or employee information, due to employee error, malfeasance, or other vulnerabilities. Any such incident could compromise the Company’s or such vendors' networks (or the networks or systems of third parties that facilitate the Company’s or such vendors’ business activities), and the information stored by the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets, or other harm. Moreover, if a data security incident or breach affects the Company’s systems or such vendors' systems, whether through a breach of the Company’s systems or a breach of the systems of third parties, or results in the unauthorized release of personally identifiable information, the Company’s reputation and brand could be materially damaged and the Company may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with such vendors, or such vendors' financial condition, may not allow the Company to recover all costs related to a cyber breach for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. In light of the increased risks, we have dedicated additional Company resources to strengthening the security of the Company’s computer systems. In the future, the Company may expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that the Company will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, or that any such incident will be discovered in a timely manner. Any failure in or breach of the Company's information security systems, those of third party service providers, or a breach of other third party systems that ultimately impacts the operational or information security systems of the Company. as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing and other forms of human engineering, are increasing in sophistication and are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.
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
Employee theft or fraud could result in loss. Certain of our employees have access to, or signature authority with respect to, bank accounts or other Company assets, which exposes us to the risk of fraud or theft. In addition, certain employees have access to key information technology (IT) infrastructure and to tenant and other information that is commercially valuable. Should any employee compromise our IT systems, or misappropriate tenant or other information, we could incur losses, including significant financial or reputational harm, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts. As of December 31, 2017, potential liabilities for theft or fraud are not quantifiable and an estimate of possible loss cannot be made.
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
Tax Risks
Sales of apartment communities could incur tax risks. If we are found to have held, acquired or developed a community primarily with the intent to resell the community, federal tax laws may limit our ability to sell the community without incurring a 100% tax on the gain on the sale of the community and potentially adversely impacting our status as a REIT unless we own the community through one of our TRSs.
Loss of the Company's REIT status would have significant adverse consequences to the Company and the value of the Company's common stock. The Company has elected to be taxed as a REIT under the Code. The Company’s qualification as a REIT requires it to satisfy numerous annual and quarterly requirements, including income, asset and distribution tests, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations.
To qualify under the income test, (i) at least 75% of the Company’s annual gross income generally must be derived from rents from real property, mortgage interest, gain from the sale or other disposition of real property held for investment, dividends or other distributions on, and gain from the sale or other disposition of shares of other REITs and certain other limited categories of income and (ii) at least 95% of the Company’s annual gross income generally must be derived from the preceding sources plus other dividends, interest other than mortgage interest, and gain from the sale or other disposition of stock and securities held for investment. To qualify under the asset test, at the end of each quarter, at least 75% of the value of the Company’s assets must consist of cash, cash items, government securities and qualified real estate assets and there are significant additional limitations regarding the Company’s investment in securities other than government securities and qualified real estate assets, including limitations on the percentage of our assets that can be represented by the Company’s TRSs. To comply with the distribution test, the Company generally must distribute to its stockholders each calendar year at least 90% of its REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain.  In addition, to the extent the Company satisfies the 90% test, but distributes less than 100% of its REIT taxable income, it will be subject to corporate income tax on such undistributed income and could be subject to an additional 4% excise tax. Because the Company needs to meet these tests to maintain its qualification as a REIT, it could cause the Company to have to forego certain business opportunities and potentially require the Company to liquidate otherwise attractive investments.
In addition to the income, asset and distribution tests described above, the Company’s qualification as a REIT involves the determination of various factual matters and circumstances not entirely within the Company’s control. Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax on the Company’s taxable income at corporate rates, and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify, unless we are entitled to relief under statutory provisions. The additional tax liability would reduce its net earnings available for investment or distribution to Essex stockholders and Operating Partnership unitholders, and the Company would no longer be required to make distributions to its stockholders for the purpose of maintaining REIT status. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and could adversely affect the value and market price of the Company’s common stock.
Legislative or other actions affecting REITs could have a negative effect on the Company or its stockholders. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive legislation, could adversely affect the Company or its stockholders. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in the Company. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect the Company and its stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income (the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026);

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends distributed by the Company and received by its stockholders that are not designated by the Company as capital gain dividends or qualified dividend income, which will allow individuals, trusts and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to the Company’s distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting the Company’s deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (prior to the application of the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers (including most equity REITs) that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Because state and local tax laws may adopt some of the base-broadening provisions of the 2017 Tax Legislation, such as the limitation on the deduction for net interest expense, while not adopting corresponding rate reductions, state and local tax liabilities may increase. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on the Company.

The Company’s ownership of taxable REIT subsidiaries is subject to certain restrictions, and it will be required to pay a 100% penalty tax on certain income or deductions if transactions with the Company’s taxable REIT subsidiaries are not conducted on arm’s length terms. The Company has established several TRSs. The TRSs must pay U.S. federal income tax on their taxable income. While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurances that it will successfully achieve that result. Furthermore, the Company may be subject to a 100% penalty tax, to the extent dealings between the Company and its TRSs are not deemed to be arm’s length in nature. The Company intends that its dealings with its TRSs will be on an arm’s length basis. No assurances can be given, however, that the Internal Revenue Service will not assert a contrary position.

Failure of one or more of the Company’s subsidiaries to qualify as a REIT could adversely affect the Company’s ability to qualify as a REIT. The Company owns interests in multiple subsidiary REITs that have elected to be taxed as REITs under the Code. These subsidiary REITs are subject to the various REIT qualification requirements and other limitations that are applicable to the Company. If any of the Company’s subsidiary REITs were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to federal income tax and (ii) the Company’s ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs.  If any of the Company’s subsidiary REITs were to fail to qualify as REITs, it is possible that the Company could also fail to qualify as a REIT.

The tax imposed on REITs engaging in “prohibited transactions” may limit the Company’s ability to engage in transactions which would be treated as sales for federal income tax purposes. From time to time, the Company may transfer or otherwise dispose of some of its properties.  Under the Code, unless certain exceptions apply, any gain resulting from transfers of properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax. Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100%

penalty tax on any gain allocable to it from the prohibited transaction, and the Company’s ability to retain proceeds from real property sales may be jeopardized.

Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by stockholders and may be detrimental to the Company’s ability to raise additional funds through any future sale of its stock. Dividends paid by REITs to U.S. stockholders that are individuals, trusts or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations but, under the 2017 Tax Legislation, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026). Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including the Company's stock.

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
We may face risks in connection with Section 1031 exchanges. From time to time we dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code. If a transaction intended to qualify as a Section
1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

If Essex Portfolio, L.P. failed to qualify as a partnership for federal income tax purposes, the Company could cease to qualify as a REIT and suffer other adverse consequences. The Company believes that its operating partnership, Essex Portfolio, L.P., will continue to be treated as a partnership for U.S. federal income tax purposes. As a partnership, Essex Portfolio, L.P. is not subject to U.S. federal income tax on its income.  Instead, each of its partners is required to pay tax on the partner’s allocable share of the income of Essex Portfolio, L.P. No assurances can be given, however, that the Internal Revenue Service will not challenge Essex Portfolio, L.P.’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge.  If the Internal Revenue Service were successful in treating Essex Portfolio, L.P. as a corporation for U.S. federal income tax purposes, the Company could fail to meet the income tests and/or the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of Essex Portfolio, L.P. to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for distribution to its partners.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s portfolio as of December 31, 2017 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 247 operating apartment communities (comprising 60,239 apartment homes), of which 27,613 apartment homes are located in Southern California, 20,806 apartment homes are located in the San Francisco Bay Area, and 11,820 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.3% of the Company’s revenues for the year ended December 31, 2017.

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

For communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric. While a community is in the lease-up phase, the Company’s primary motivation is to stabilize the property, which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy.

Communities

The Company’s communities are primarily urban core high density wood frame communities comprising of three to seven stories above grade construction with structured parking situated on 1-10 acres of land with densities averaging between 30-80+ units per acre. As of December 31, 2017, the Company’s communities include 105 garden-style, 128 mid-rise, and 14 high-rise communities. The communities have an average of approximately 244 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;

•	attractive communities that are well maintained; and

•	proactive customer service.

Commercial Buildings

The Company owns an office building with approximately 106,564 square feet located in Irvine, CA, of which the Company occupies approximately 8,000 square feet at December 31, 2017.

Operating Portfolio

The following tables describe the Company’s operating portfolio as of December 31, 2017. The first table describes the Company’s communities and the second table describes the Company’s other real estate assets. (See Note 7, "Mortgage Notes Payable" to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.)

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	Garden	301	254,400	1971	2002	97%
Anavia	Anaheim, CA	Mid-rise	250	312,343	2009	2010	96%
Barkley, The (3)(4)	Anaheim, CA	Garden	161	139,800	1984	2000	97%
Park Viridian	Anaheim, CA	Mid-rise	320	254,600	2008	2014	97%
Bonita Cedars	Bonita, CA	Garden	120	120,800	1983	2002	97%
Village at Toluca Lake (5)	Burbank, CA	Mid-rise	145	132,144	1974	2017	95%
Camarillo Oaks	Camarillo, CA	Garden	564	459,000	1985	1996	97%
Camino Ruiz Square	Camarillo, CA	Garden	159	105,448	1990	2006	98%
Enclave at Town Square (6)	Chino Hills, CA	Garden	124	89,948	1987	2014	97%
The Summit (7)	Chino Hills, CA	Garden	125	98,420	1989	2014	98%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	384,192	2001	2014	96%
Mesa Village	Clairemont, CA	Garden	133	43,600	1963	2002	97%
Villa Siena	Costa Mesa, CA	Garden	272	262,842	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	Garden	160	134,816	1989	2014	97%
Regency at Encino	Encino, CA	Mid-rise	75	78,487	1989	2009	96%
The Havens (6)	Fountain Valley, CA	Garden	440	414,040	1969	2014	96%
Valley Park	Fountain Valley, CA	Garden	160	169,700	1969	2001	98%
Capri at Sunny Hills (4)	Fullerton, CA	Garden	102	128,100	1961	2001	96%
Haver Hill (7)	Fullerton, CA	Garden	264	224,130	1973	2012	97%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	174,336	2004	2014	96%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	128,000	1992	1997	98%
Montejo Apartments	Garden Grove, CA	Garden	124	103,200	1974	2001	98%
CBC Apartments & The Sweeps	Goleta, CA	Garden	239	179,908	1962	2006	96%
416 on Broadway	Glendale, CA	Mid-rise	115	126,782	2009	2010	97%
Hampton Court	Glendale, CA	Mid-rise	83	71,500	1974	1999	95%
Hampton Place	Glendale, CA	Mid-rise	132	141,500	1970	1999	95%
Devonshire	Hemet, CA	Garden	276	207,200	1988	2002	97%
Huntington Breakers	Huntington Beach, CA	Mid-rise	342	241,700	1984	1997	97%
The Huntington	Huntington Beach, CA	Garden	276	202,256	1975	2012	96%
Axis 2300	Irvine, CA	Mid-rise	115	170,714	2010	2010	98%
Hillsborough Park (8)	La Habra, CA	Garden	235	215,500	1999	1999	97%
Village Green	La Habra, CA	Garden	272	175,762	1971	2014	96%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	362,136	1988	2014	96%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	131,000	1985	1997	98%
Marbrisa	Long Beach, CA	Mid-rise	202	122,800	1987	2002	97%
Pathways at Bixby Village	Long Beach, CA	Garden	296	197,700	1975	1991	96%
8th & Hope	Los Angeles, CA	High-rise	290	298,437	2014	2015	96%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	243,910	2008	2014	96%
Alessio	Los Angeles, CA	Mid-rise	624	552,716	2001	2014	96%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	296,186	2014	2016	95%
Avant	Los Angeles, CA	Mid-rise	440	305,989	2014	2015	96%
The Avery	Los Angeles, CA	Mid-rise	121	129,393	2014	2014	98%
Bellerive	Los Angeles, CA	Mid-rise	63	79,296	2011	2011	98%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Belmont Station	Los Angeles, CA	Mid-rise	275	225,000	2009	2009	97%
Bunker Hill	Los Angeles, CA	High-rise	456	346,600	1968	1998	93%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	117,585	1987	2014	96%
Cochran Apartments	Los Angeles, CA	Mid-rise	58	51,400	1989	1998	97%
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	179,060	2012	2016	96%
Gas Company Lofts (7)	Los Angeles, CA	High-rise	251	226,666	2004	2013	96%
Kings Road	Los Angeles, CA	Mid-rise	196	132,100	1979	1997	97%
Marbella	Los Angeles, CA	Mid-rise	60	50,108	1991	2005	97%
Pacific Electric Lofts (9)	Los Angeles, CA	High-rise	314	277,980	2006	2012	95%
Park Catalina	Los Angeles, CA	Mid-rise	90	72,864	2002	2012	96%
Park Place	Los Angeles, CA	Mid-rise	60	48,000	1988	1997	97%
Regency Palm Court (7)	Los Angeles, CA	Mid-rise	116	54,844	1987	2014	96%
Santee Court	Los Angeles, CA	High-rise	165	132,040	2004	2010	96%
Santee Village	Los Angeles, CA	High-rise	73	69,817	2011	2011	96%
Tiffany Court	Los Angeles, CA	Mid-rise	101	74,538	1987	2014	98%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	354,972	2014	2014	96%
Windsor Court (7)	Los Angeles, CA	Mid-rise	95	51,266	1987	2014	96%
Windsor Court	Los Angeles, CA	Mid-rise	58	46,600	1988	1997	97%
Aqua Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	479,312	2001	2014	96%
Marina City Club (10)	Marina Del Rey, CA	Mid-rise	101	127,200	1971	2004	98%
Mirabella	Marina Del Rey, CA	Mid-rise	188	176,800	2000	2000	96%
Mira Monte	Mira Mesa, CA	Garden	354	262,600	1982	2002	97%
Hillcrest Park	Newbury Park, CA	Garden	608	521,900	1973	1998	97%
Fairway Apartments at Big Canyon (11)	Newport Beach, CA	Mid-rise	74	107,100	1972	1999	97%
Muse	North Hollywood, CA	Mid-rise	152	135,292	2011	2011	97%
Country Villas	Oceanside, CA	Garden	180	179,700	1976	2002	97%
Mission Hills	Oceanside, CA	Garden	282	244,000	1984	2005	97%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	432,836	2007	2014	97%
Mariner's Place	Oxnard, CA	Garden	105	77,200	1987	2000	98%
Monterey Villas	Oxnard, CA	Garden	122	122,100	1974	1997	98%
Tierra Vista	Oxnard, CA	Mid-rise	404	387,100	2001	2001	97%
Arbors at Parc Rose (9)	Oxnard, CA	Mid-rise	373	503,196	2001	2011	97%
The Hallie	Pasadena, CA	Mid-rise	292	216,700	1972	1997	95%
The Stuart	Pasadena, CA	Mid-rise	188	168,630	2007	2014	96%
Villa Angelina	Placentia, CA	Garden	256	217,600	1970	2001	98%
Fountain Park	Playa Vista, CA	Mid-rise	705	608,900	2002	2004	97%
Highridge (4)	Rancho Palos Verdes, CA	Mid-rise	255	290,200	1972	1997	97%
Cortesia	Rancho Santa Margarita, CA	Garden	308	277,580	1999	2014	97%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	355,764	2002	2014	96%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	207,052	2002	2014	98%
Bernardo Crest	San Diego, CA	Garden	216	205,548	1988	2014	97%
Cambridge Park	San Diego, CA	Mid-rise	320	317,958	1998	2014	97%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Carmel Creek	San Diego, CA	Garden	348	384,216	2000	2014	96%
Carmel Landing	San Diego, CA	Garden	356	283,426	1989	2014	95%
Carmel Summit	San Diego, CA	Mid-rise	246	225,880	1989	2014	97%
CentrePointe	San Diego, CA	Garden	224	126,700	1974	1997	97%
Domain	San Diego, CA	Mid-rise	379	345,044	2013	2013	96%
Esplanade (6)	San Diego, CA	Garden	616	479,600	1986	2014	96%
Form 15	San Diego, CA	Mid-rise	242	184,190	2014	2016	96%
Montanosa	San Diego, CA	Garden	472	414,968	1990	2014	97%
Summit Park	San Diego, CA	Garden	300	229,400	1972	2002	96%
Essex Skyline (12)	Santa Ana, CA	High-rise	349	512,791	2008	2010	97%
Fairhaven Apartments (4)	Santa Ana, CA	Garden	164	135,700	1970	2001	96%
Parkside Court (6)	Santa Ana, CA	Mid-rise	210	152,400	1986	2014	98%
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	262,867	2002	2014	97%
Hope Ranch	Santa Barbara, CA	Garden	108	126,700	1965	2007	98%
Bridgeport Coast (13)	Santa Clarita, CA	Mid-rise	188	168,198	2006	2014	96%
Hidden Valley (14)	Simi Valley, CA	Garden	324	310,900	2004	2004	98%
Meadowood (8)	Simi Valley, CA	Garden	320	264,500	1986	1996	96%
Shadow Point	Spring Valley, CA	Garden	172	131,200	1983	2002	97%
The Fairways at Westridge (13)	Valencia, CA	Mid-rise	234	223,330	2004	2014	96%
The Vistas of West Hills (13)	Valencia, CA	Mid-rise	220	221,119	2009	2014	96%
Allegro	Valley Village, CA	Mid-rise	97	127,812	2010	2010	97%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	71,100	1971	1997	98%
Pinehurst (15)	Ventura, CA	Garden	28	21,200	1973	2004	97%
Woodside Village	Ventura, CA	Garden	145	136,500	1987	2004	98%
Walnut Heights	Walnut, CA	Garden	163	146,700	1964	2003	96%
The Dylan	West Hollywood, CA	Mid-rise	184	150,678	2014	2014	96%
The Huxley	West Hollywood, CA	Mid-rise	187	154,776	2014	2014	96%
Reveal	Woodland Hills, CA	Mid-rise	438	414,892	2010	2011	96%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	331,000	1970	1999	96%
			27,613	24,536,226			96%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	72,951	1974	2006	98%
Fourth & U	Berkeley, CA	Mid-rise	171	146,255	2010	2010	97%
The Commons	Campbell, CA	Garden	264	153,168	1973	2010	96%
Pointe at Cupertino	Cupertino, CA	Garden	116	135,200	1963	1998	97%
Connolly Station (16)	Dublin, CA	Mid-rise	309	286,348	2014	2014	97%
Avenue 64	Emeryville, CA	Mid-rise	224	196,896	2007	2014	97%
Emme (16)	Emeryville, CA	Mid-rise	190	148,935	2015	2015	97%
Foster's Landing	Foster City, CA	Garden	490	415,130	1987	2014	97%
Stevenson Place	Fremont, CA	Garden	200	146,200	1975	2000	94%
Mission Peaks	Fremont, CA	Mid-rise	453	404,034	1995	2014	94%
Mission Peaks II	Fremont, CA	Garden	336	294,720	1989	2014	95%
Paragon Apartments	Fremont, CA	Mid-rise	301	267,047	2013	2014	97%
Boulevard	Fremont, CA	Garden	172	131,200	1978	1996	95%
Briarwood (9)	Fremont, CA	Garden	160	111,160	1978	2011	95%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
The Woods (9)	Fremont, CA	Garden	160	105,280	1978	2011	96%
City Centre (13)	Hayward, CA	Mid-rise	192	175,420	2000	2014	98%
City View	Hayward, CA	Garden	572	462,400	1975	1998	97%
Lafayette Highlands	Lafayette, CA	Garden	150	151,790	1973	2014	98%
Apex	Milpitas, CA	Mid-rise	366	350,961	2014	2014	96%
Regency at Mountain View (7)	Mountain View, CA	Mid-rise	142	127,600	1970	2013	91%
Bridgeport (8)	Newark, CA	Garden	184	139,000	1987	1987	97%
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	257,796	2001	2014	97%
The Grand	Oakland, CA	High-rise	243	205,026	2009	2009	98%
The Galloway (16)	Pleasanton, CA	Mid-rise	506	470,550	2016	2016	73%
Radius	Redwood City, CA	Mid-rise	264	245,862	2015	2015	96%
San Marcos	Richmond, CA	Mid-rise	432	407,600	2003	2003	96%
Bennett Lofts	San Francisco, CA	Mid-rise	165	184,713	2004	2012	95%
Fox Plaza	San Francisco, CA	High-rise	444	230,017	1968	2013	96%
MB 360	San Francisco, CA	Mid-rise	360	441,489	2014	2014	97%
Mosso (16)	San Francisco, CA	High-rise	463	607,549	2014	2014	97%
Park West	San Francisco, CA	Mid-rise	126	90,060	1958	2012	95%
101 San Fernando	San Jose, CA	Mid-rise	323	296,078	2001	2010	96%
360 Residences (17)	San Jose, CA	Mid-rise	213	281,108	2010	2017	95%
Bella Villagio	San Jose, CA	Mid-rise	231	227,511	2004	2010	98%
Century Towers (18)	San Jose, CA	High-rise	376	330,178	2017	2017	54%
Enso	San Jose, CA	Mid-rise	183	179,562	2014	2015	97%
Epic (16)	San Jose, CA	Mid-rise	769	660,030	2013	2013	96%
Esplanade	San Jose, CA	Mid-rise	278	279,000	2002	2004	97%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	209,954	1990	2014	98%
Marquis (18)	San Jose, CA	Mid-rise	166	136,467	2015	2016	96%
Mio	San Jose, CA	Mid-rise	103	92,405	2015	2016	98%
Museum Park	San Jose, CA	Mid-rise	117	121,329	2002	2014	96%
One South Market (19)	San Jose, CA	High-rise	312	283,268	2015	2015	96%
Palm Valley (27)	San Jose, CA	Mid-rise	1,098	1,132,284	2008	2014	97%
Sage at Cupertino (20)	San Jose, CA	Garden	230	178,961	1971	2017	96%
The Carlyle (8)	San Jose, CA	Garden	132	129,200	2000	2000	97%
The Waterford	San Jose, CA	Mid-rise	238	219,600	2000	2000	96%
Willow Lake	San Jose, CA	Mid-rise	508	471,744	1989	2012	97%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	223,972	1988	2014	97%
Hillsdale Garden	San Mateo, CA	Garden	697	611,505	1948	2006	97%
Park 20 (16)	San Mateo, CA	Mid-rise	197	140,547	2015	2015	97%
Deer Valley	San Rafael, CA	Garden	171	167,238	1996	2014	97%
Bel Air	San Ramon, CA	Garden	462	391,000	1988	1995	98%
Canyon Oaks	San Ramon, CA	Mid-rise	250	237,894	2005	2007	99%
Crow Canyon	San Ramon, CA	Mid-rise	400	337,064	1992	2014	97%
Foothill Gardens	San Ramon, CA	Garden	132	155,100	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	381,060	2005	2007	98%
Twin Creeks	San Ramon, CA	Garden	44	51,700	1985	1997	97%
1000 Kiely	Santa Clara, CA	Garden	121	128,486	1971	2011	95%
Le Parc	Santa Clara, CA	Garden	140	113,200	1975	1994	98%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Marina Cove (21)	Santa Clara, CA	Garden	292	250,200	1974	1994	97%
Riley Square (9)	Santa Clara, CA	Garden	156	126,900	1972	2012	96%
Villa Granada	Santa Clara, CA	Mid-rise	270	238,841	2010	2014	97%
Chestnut Street Apartments	Santa Cruz, CA	Garden	96	87,640	2002	2008	98%
Bristol Commons	Sunnyvale, CA	Garden	188	142,600	1989	1995	98%
Brookside Oaks (4)	Sunnyvale, CA	Garden	170	119,900	1973	2000	97%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	297,188	2012	2014	97%
Magnolia Lane (22)	Sunnyvale, CA	Garden	32	31,541	2001	2007	98%
Magnolia Square (4)	Sunnyvale, CA	Garden	156	110,824	1963	2007	98%
Montclaire	Sunnyvale, CA	Mid-rise	390	294,100	1973	1988	98%
Reed Square	Sunnyvale, CA	Garden	100	95,440	1970	2011	98%
Solstice	Sunnyvale, CA	Mid-rise	280	257,659	2014	2014	97%
Summerhill Park	Sunnyvale, CA	Garden	100	78,500	1988	1988	98%
Via	Sunnyvale, CA	Mid-rise	284	309,421	2011	2011	98%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	161,800	1989	1989	97%
Vista Belvedere	Tiburon, CA	Mid-rise	76	78,300	1963	2004	95%
Verandas (13)	Union City, CA	Mid-rise	282	199,092	1989	2014	97%
Agora (23)	Walnut Creek, CA	Mid-rise	49	106,228	2016	2016	99%
			20,806	18,715,976			95%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	241,567	2009	2014	96%
BellCentre	Bellevue, WA	Mid-rise	248	181,288	2001	2014	96%
Cedar Terrace	Bellevue, WA	Garden	180	174,200	1984	2005	96%
Courtyard off Main	Bellevue, WA	Mid-rise	110	108,388	2000	2010	96%
Ellington	Bellevue, WA	Mid-rise	220	165,794	1994	2014	96%
Emerald Ridge	Bellevue, WA	Garden	180	144,000	1987	1994	96%
Foothill Commons	Bellevue, WA	Mid-rise	394	288,300	1978	1990	96%
Palisades, The	Bellevue, WA	Garden	192	159,700	1977	1990	97%
Park Highland	Bellevue, WA	Mid-rise	250	224,750	1993	2014	96%
Piedmont	Bellevue, WA	Garden	396	348,969	1969	2014	96%
Sammamish View	Bellevue, WA	Garden	153	133,500	1986	1994	98%
Woodland Commons	Bellevue, WA	Garden	302	217,878	1978	1990	97%
Bothell Ridge (6)	Bothell, WA	Garden	214	167,370	1988	2014	96%
Canyon Pointe	Bothell, WA	Garden	250	210,400	1990	2003	97%
Inglenook Court	Bothell, WA	Garden	224	183,600	1985	1994	97%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	343,095	2000	2014	96%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	Garden	196	214,800	1986	1997	96%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	424,674	2000	2008	96%
Park Hill at Issaquah	Issaquah, WA	Garden	245	277,700	1999	1999	96%
Wandering Creek	Kent, WA	Garden	156	124,300	1986	1995	98%
Ascent	Kirkland, WA	Garden	90	75,840	1988	2012	97%
Bridle Trails	Kirkland, WA	Garden	108	99,700	1986	1997	97%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	103,339	1978	2010	97%
Evergreen Heights	Kirkland, WA	Garden	200	188,300	1990	1997	95%
Slater 116	Kirkland, WA	Mid-rise	108	81,415	2013	2013	97%
Montebello	Kirkland, WA	Garden	248	272,734	1996	2012	96%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Aviara (24)	Mercer Island, WA	Mid-rise	166	147,033	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	Garden	164	134,300	1981	1996	96%
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	257,160	1989	2014	96%
The Elliot at Mukilteo (4)	Mukilteo, WA	Garden	301	245,900	1981	1997	96%
Castle Creek	Newcastle, WA	Garden	216	191,900	1998	1998	97%
Delano	Redmond, WA	Mid-rise	126	116,340	2005	2011	98%
Elevation	Redmond, WA	Garden	158	138,916	1986	2010	97%
Redmond Hill (9)	Redmond, WA	Garden	442	350,275	1985	2011	97%
Shadowbrook	Redmond, WA	Garden	418	338,880	1986	2014	96%
The Trails of Redmond	Redmond, WA	Garden	423	376,000	1985	2014	97%
Vesta (9)	Redmond, WA	Garden	440	381,675	1998	2011	97%
Brighton Ridge	Renton, WA	Garden	264	201,300	1986	1996	96%
Fairwood Pond	Renton, WA	Garden	194	189,200	1997	2004	97%
Forest View	Renton, WA	Garden	192	182,500	1998	2003	98%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	190,908	2001	2014	95%
8th & Republican (17)	Seattle, WA	High-rise	211	161,371	2016	2017	95%
Annaliese	Seattle, WA	High-rise	56	48,216	2009	2013	97%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	94,119	1992	2014	96%
The Bernard	Seattle, WA	Mid-rise	63	43,151	2008	2011	96%
Cairns, The	Seattle, WA	Mid-rise	99	70,806	2006	2007	96%
Collins on Pine	Seattle, WA	Mid-rise	76	48,733	2013	2014	97%
Domaine	Seattle, WA	Mid-rise	92	79,421	2009	2012	96%
Expo (18)	Seattle, WA	Mid-rise	275	190,176	2012	2012	97%
Fountain Court	Seattle, WA	Mid-rise	320	207,000	2000	2000	96%
Joule (25)	Seattle, WA	Mid-rise	295	191,109	2010	2010	97%
Taylor 28	Seattle, WA	Mid-rise	197	155,630	2008	2014	96%
Vox Apartments	Seattle, WA	Mid-rise	58	42,173	2013	2013	96%
Wharfside Pointe	Seattle, WA	Mid-rise	155	119,200	1990	1994	96%
			11,820	10,166,093			96%

Total/Weighted Average			60,239	53,418,295			96%

			Square	Year	Year
Other real estate assets (1)	Location	Tenants	Footage	Built	Acquired	Occupancy (2)
Derian Office Building (26)	Irvine, CA	6	106,564	1983	2000	74%
		6	106,564			74%

Footnotes to the Company’s Portfolio Listing as of December 31, 2017

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.

(2)
For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2017; for the commercial buildings occupancy rates are based on physical occupancy as of December 31, 2017. For an explanation of how financial occupancy and physical occupancy are calculated, see “Occupancy Rates” in this Item 2.

(3)	The community is subject to a ground lease, which, unless extended, will expire in 2082.

(4)
The Company holds a 1% special limited partner interest in the partnerships which own these apartment communities. These investments were made under arrangements whereby Essex Management Company, a wholly-owned subsidiary of Essex, became the 1% sole general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s common stock in satisfaction of the applicable partnership’s cash redemption obligation.

(5)	This community is owned by BEX III, LLC ("BEX III"). The Company has a 50% interest in BEX III, which is accounted for using the equity method of accounting.

(6)	This community is owned by BEXAEW. The Company has a 50% interest in BEXAEW, which is accounted for using the equity method of accounting.

(7)	This community is owned by Wesco III, LLC ("Wesco III"). The Company has a 50% interest in Wesco III, which is accounted for using the equity method of accounting.

(8)	This community is owned by BEX II, LLC ("BEX II"). The Company has a 50% interest in BEX II, which is accounted for using the equity method of accounting.

(9)	This community is owned by Wesco I. The Company has a 58% interest in Wesco I, which is accounted for using the equity method of accounting.

(10)	This community is subject to a ground lease, which, unless extended, will expire in 2067.

(11)	This community is subject to a ground lease, which, unless extended, will expire in 2027.

(12)	The Company has a 97% interest and an Executive Vice President of the Company has a 3% interest in this community.

(13)	This community is owned by Wesco IV, LLC ("Wesco IV") The Company has a 50% interest in Wesco IV, which is accounted for using the equity method of accounting.

(14)	The Company has a 75% member interest in this community.

(15)	This community is subject to a ground lease, which, unless extended, will expire in 2028.

(16)
This community is owned by an entity that is co-owned by the Company and the Canadian Pension Plan Investment Board ("CPPIB" or "CPP"). The Company has a 55% ownership in this community, which is accounted for using the equity method of accounting.

(17)	This community is owned by Wesco V, LLC ("Wesco V"). The Company has a 50% interest in Wesco V, which is accounted for using the equity method of accounting.

(18)	The Company has 50% ownership in this community, which is accounted for using the equity method of accounting.

(19)	The Company has a 55% membership interest in this community, which is accounted for using the equity method of accounting.

(20)	The Company has a 41% ownership in this community.

(21)	A portion of this community on which 84 apartment homes are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(22)	The community is subject to a ground lease, which, unless extended, will expire in 2070.

(23)	This community is owned by an entity that is co-owned by the Company and CPP. The Company has a 51% membership interest in this community, which is accounted for using the equity method of accounting.

(24)	This community is subject to a ground lease, which, unless extended, will expire in 2070.

(25)	The Company has 99% ownership in this community.

(26)	The Company occupies 8% of space in this property.

(27)	In January 2017, the Company purchased its joint venture partner's 50% membership interest in the Palm Valley co-investment.

Item 3. Legal Proceedings

The information regarding lawsuits, other proceedings and claims, set forth in Note 15, “Commitments and Contingencies”, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to such matters referred to in Note 15, the Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol ESS.  Essex's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low
December 31, 2017	$264.07	$237.33
September 30, 2017	$270.04	$249.46
June 30, 2017	$268.97	$229.14
March 31, 2017	$238.57	$218.41
December 31, 2016	$234.07	$200.01
September 30, 2016	$236.56	$217.16
June 30, 2016	$237.50	$207.20
March 31, 2016	$240.55	$191.25

The closing price of Essex's common stock as reported by the NYSE on February 15, 2018 was $229.57.

There is no established public trading market for EPLP’s Operating Partnership limited partnership units ("OP Units").

Holders

The approximate number of holders of record of the shares of Essex's common stock was 1,271 as of February 15, 2018. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 15, 2018, there were 174 holders of record of EPLP’s OP Units, including Essex.

Return of Capital

Under provisions of the Code, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2017, 2016, and 2015 related to common stock, and Series H preferred stock for tax purposes are as follows:

	2017	2016	2015
Common Stock
Ordinary income	84.04%	86.68%	99.28%
Capital gain	13.20%	7.11%	0.72%
Unrecaptured section 1250 capital gain	2.76%	6.21%	—%
	100.00%	100.00%	100.00%

	2017	2016	2015
Series H Preferred stock
Ordinary income	—%	86.68%	99.28%
Capital gains	—%	7.11%	0.72%
Unrecaptured section 1250 capital gain	—%	6.21%	—%
	—%	100.00%	100.00%

Dividends and Distributions

Since Essex's initial public offering on June 13, 1994, Essex and the Operating Partnership have paid regular quarterly dividends/distributions to their stockholders and unitholders, respectively. Essex paid the following dividends per share of common stock and the Operating Partnership paid the following distributions per OP Unit:

Year Ended	Annual Dividend/Distribution	Quarter Ended	2017	2016	2015
1995	$1.69	March 31,	$1.75	$1.60	$1.44
1996	$1.72	June 30,	$1.75	$1.60	$1.44
1997	$1.77	September 30,	$1.75	$1.60	$1.44
1998	$1.95	December 31,	$1.75	$1.60	$1.44
1999	$2.15
2000	$2.38	Annual Dividend/Distribution	$7.00	$6.40	$5.76
2001	$2.80
2002	$3.08
2003	$3.12
2004	$3.16
2005	$3.24
2006	$3.36
2007	$3.72
2008	$4.08
2009	$4.12
2010	$4.13
2011	$4.16
2012	$4.40
2013	$4.84
2014	$5.11

Future dividends/distributions by Essex and the Operating Partnership will be at the discretion of the Board of Directors of Essex and will depend on the actual cash flows from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. There are currently no contractual restrictions on Essex's and the Operating Partnership's present or future ability to pay dividends and distributions, and we do not anticipate that our ability to pay dividends/distributions will be impaired; however, there can be no assurances in that regard.

The Board of Directors has declared a dividend/distribution for the fourth quarter of 2017 of $1.75 per share. The dividend/distribution was paid on January 16, 2018 to stockholders/unitholders of record as of December 29, 2017.

Dividend Reinvestment and Share Purchase Plan

Essex has adopted a dividend reinvestment and share purchase plan designed to provide holders of common stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of common stock and to acquire additional shares of common stock through voluntary purchases. Computershare, LLC, which serves as Essex's transfer agent, administers the dividend reinvestment and share purchase plan. For a copy of the plan, contact Computershare, LLC at (312) 360-5354.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Shareholders, under the headings “Equity Compensation Plan Information,” to be filed with the SEC within 120 days of December 31, 2017.

Issuance of Registered Equity Securities

During 2017, the Company issued 345,444 shares of common stock, through its equity distribution program at an average price of $260.38 for proceeds of $89.1 million, net of fees and commissions. During the first quarter of 2018 through February 15, 2018, Essex has not issued any shares of common stock.

Issuer Purchases of Equity Securities

In December 2015, Essex's Board of Directors authorized a stock repurchase plan to allow Essex to acquire shares in an aggregate of up to $250 million. Under this program, through December 2017, the Company had repurchased and retired 5,100 shares totaling $1.0 million, including commissions, at an average stock price of $204.92 per share. As of December 31, 2017, the Company has $249.0 million of purchase authority remaining under the plan.
Performance Graph

The line graph below compares the cumulative total stockholder return on Essex's common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2012 and that all dividends were reinvested.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Essex Property Trust, Inc.	100.00	101.06	149.57	177.79	177.56	189.63
NAREIT All Equity REIT Index	100.00	102.86	131.68	135.40	147.09	159.85
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14

(1)	Common stock performance data is provided by S&P Global Market Intelligence (formerly SNL Financial).

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2017 and 2016, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2017 and 2016, Essex issued an aggregate of 176,489 and 137,622 shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of $26.6 million and $18.9 million to the Operating Partnership in exchange for an aggregate of 176,489 and 137,622 OP Units, as required by the Operating Partnership’s partnership agreement, during the years ended December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, Essex issued an aggregate of 2,973 and 2,018 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 2,973 and 2,018 OP Units during the years ended December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, Essex issued an aggregate of 1,500 and 14,094 shares of its common stock in connection with the exchange of OP Units and DownREIT limited partnership units by limited partners into shares of common stock. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 1,500 and 14,094 OP Units during the year ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, Essex issued 345,444 shares of Essex's common stock through its equity distribution program. Essex contributed the net proceeds from these share issuances of $89.1 million to the Operating Partnership in exchange for an aggregate of 345,444 OP Units, as required by the Operating Partnership's partnership agreement. No shares of the Company's common stock were issued or sold by Essex pursuant to its equity distribution program during the year ended December 31, 2016.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for Essex and the Operating Partnership from January 1, 2013 through December 31, 2017.

Essex Property Trust, Inc. and Subsidiaries

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per share amounts)
OPERATING DATA:
Rental and other property	$1,354,325	$1,285,723	$1,185,498	$961,591	$603,327
Management and other fees from affiliates	9,574	8,278	8,909	9,347	7,263
Income before discontinued operations	$458,043	$438,410	$248,239	$134,438	$140,882
Income from discontinued operations	—	—	—	—	31,173
Net income	458,043	438,410	248,239	134,438	172,055
Net income available to common stockholders	$433,059	$411,124	$226,865	$116,859	$150,811
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$6.58	$6.28	$3.50	$2.07	$3.26
Net income available to common stockholders	$6.58	$6.28	$3.50	$2.07	$4.05
Weighted average common stock outstanding	65,829	65,472	64,872	56,547	37,249
Diluted:
Income before discontinued operations available to common stockholders	$6.57	$6.27	$3.49	$2.06	$3.25
Net income available to common stockholders	$6.57	$6.27	$3.49	$2.06	$4.04
Weighted average common stock outstanding	65,898	65,588	65,062	56,697	37,335
Cash dividend per common share	$7.00	$6.40	$5.76	$5.11	$4.84

	As of December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$13,348,831	$12,676,306	$12,331,469	$11,244,681	$5,443,757
Net investment in rental properties	10,579,534	10,364,760	10,381,577	9,679,875	4,188,871
Real estate under development	355,735	190,505	242,326	429,096	50,430
Co-investments	1,155,984	1,161,275	1,036,047	1,042,423	677,133
Total assets	12,495,706	12,217,408	12,008,384	11,530,299	5,164,171
Total indebtedness	5,689,126	5,563,260	5,318,757	5,084,256	3,010,856
Redeemable noncontrolling interest	39,206	44,684	45,452	23,256	—
Cumulative convertible preferred stock	—	—	—	—	4,349
Cumulative redeemable preferred stock	—	—	73,750	73,750	73,750
Stockholders' equity	6,277,406	6,192,178	6,237,733	6,022,672	1,884,619

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations (FFO)(1) attributable to common stockholders and unitholders:
Net income available to common stockholders	$433,059	$411,124	$226,865	$116,859	$150,811
Adjustments:
Depreciation and amortization	468,881	441,682	453,423	360,592	193,518
Gains not included in FFO attributable to common stockholders and unitholders	(159,901)	(167,607)	(81,347)	(50,064)	(67,975)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	—	4,410	—	—	—
Depreciation and amortization add back from unconsolidated co-investments	55,531	50,956	49,826	33,975	15,748
Noncontrolling interest related to Operating Partnership units	14,825	14,089	7,824	4,911	8,938
Insurance reimbursements	—	—	(1,751)	—	—
Depreciation attributable to third party ownership and other	(286)	(9)	(781)	(1,331)	(1,309)
Funds from operations attributable to common stockholders and unitholders	$812,109	$754,645	$654,059	$464,942	$299,731
Non-core items:
Merger and integration expenses	—	—	3,798	53,530	4,284
Acquisition and investment related costs	1,569	1,841	2,414	1,878	1,161
Gain on sale of marketable securities, note prepayment, and other investments	(1,909)	(5,719)	(598)	(886)	(2,519)
Gain on sale of land	—	—	—	(2,533)	(1,503)
Interest rate hedge ineffectiveness (2)	(78)	(250)	—	—	—
Loss on early retirement of debt	1,796	606	6,114	268	300
Co-investment promote income	—	—	(192)	(10,640)	—
Income from early redemption of preferred equity investments	(356)	—	(1,954)	(5,250)	(1,358)
Excess of redemption value of preferred stock over carrying value	—	2,541	—	—	—
Insurance reimbursements, legal settlements, and other, net	(1,108)	(4,470)	(2,970)	1,852	—
Core funds from operations (Core FFO) attributable to common stockholders and unitholders	$812,023	$749,194	$660,671	$503,161	$300,096
Weighted average number of shares outstanding, diluted (FFO)(3)	68,194	67,890	67,310	58,921	39,501
Funds from operations attributable to common stockholders and unitholders per share - diluted	$11.91	$11.12	$9.72	$7.89	$7.59
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$11.91	$11.04	$9.82	$8.54	$7.60

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

In calculating FFO, the Company follows the definition for this measure published by the National Association of Real Estate Investment Trusts (“NAREIT”), which is a REIT trade association. The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation, and (ii) the exclusion of gains and losses from the sale of previously depreciated properties. The Company agrees that these two NAREIT adjustments are useful to investors for the following reasons:

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

Management believes that it has consistently applied the NAREIT definition of FFO to all periods presented. However, there is judgment involved and other REITs' calculation of FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company’s calculation.

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

(3)
Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership into shares of the Company's common stock and excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Essex Portfolio, L.P. and Subsidiaries

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per unit amounts)
OPERATING DATA:
Rental and other property	$1,354,325	$1,285,723	$1,185,498	$961,591	$603,327
Management and other fees from affiliates	9,574	8,278	8,909	9,347	7,263
Income before discontinued operations	$458,043	$438,410	$248,239	$134,438	$140,882
Income from discontinued operations	—	—	—	—	31,173
Net income	458,043	438,410	248,239	134,438	172,055
Net income available to common unitholders	$447,884	$425,213	$234,689	$121,726	$159,749
Per unit data:
Basic:
Income before discontinued operations available to common unitholders	$6.58	$6.28	$3.50	$2.07	$3.27
Net income available to common unitholders	$6.58	$6.28	$3.50	$2.07	$4.06
Weighted average common units outstanding	68,082	67,696	67,054	58,772	39,380
Diluted:
Income before discontinued operations available to common unitholders	$6.57	$6.27	$3.49	$2.07	$3.26
Net income available to common unitholders	$6.57	$6.27	$3.49	$2.07	$4.05
Weighted average common units outstanding	68,151	67,812	67,244	58,921	39,467
Cash distributions per common unit	$7.00	$6.40	$5.76	$5.11	$4.84

	As of December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$13,348,831	$12,676,306	$12,331,469	$11,244,681	$5,443,757
Net investment in rental properties	10,579,534	10,364,760	10,381,577	9,679,875	4,188,871
Real estate under development	355,735	190,505	242,326	429,096	50,430
Co-investments	1,155,984	1,161,275	1,036,047	1,042,423	677,133
Total assets	12,495,706	12,217,408	12,008,384	11,530,299	5,164,171
Total indebtedness	5,689,126	5,563,260	5,318,757	5,084,256	3,010,856
Redeemable noncontrolling interest	39,206	44,684	45,452	23,256	—
Cumulative convertible preferred interest	—	—	—	—	4,349
Cumulative redeemable preferred interest	—	—	71,209	71,209	71,209
Partners' capital	6,330,415	6,244,364	6,287,381	6,073,433	1,932,108

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  Essex is the sole general partner of the Operating Partnership and, as of December 31, 2017, had an approximately 96.7% general partner interest in the Operating Partnership.

The Company’s investment strategy has two components: constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth. The Company’s strong financial condition supports its investment strategy by enhancing its ability to quickly shift acquisition, development, redevelopment, and disposition activities to markets that will optimize the performance of the Company's portfolio.

As of December 31, 2017, the Company had owned or held an interest in 247 operating apartment communities, comprising 60,239 apartment homes, excluding the Company's ownership in preferred equity investments.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2017, the Company’s development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects aggregating 1,982 apartment homes, with total incurred costs of $557.0 million, and estimated remaining project costs of approximately $752.0 million, $572.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

As of December 31, 2017, the Company also had an ownership interest in one operating commercial building (totaling approximately 106,564 square feet).

By region, the Company's operating results for 2017 and 2016 and projections for 2018 new housing supply (defined as new multi-family apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing), job growth, and rental income are as follows:

Southern California Region:  As of December 31, 2017, this region represented 47% of the Company’s consolidated operating apartment homes.  Revenues for “2017 Same-Properties” (as defined below), or “Same-Property revenues,” increased 3.8% in 2017 as compared to 2016. In 2018, the Company projects new residential supply of 35,150 apartment homes and single family homes, which represents 0.6% of the total housing stock. The Company projects an increase of 111,000 jobs or 1.5%, and an increase in 2018 Same-Property revenues of between 1.9% to 2.9% in 2018.

Northern California Region:  As of December 31, 2017, this region represented 32% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 2.6% in 2017 as compared to 2016. In 2018, the Company projects new residential supply of 14,250 apartment homes and single family homes, which represents 0.6% of the total housing stock. The Company projects an increase of 54,900 jobs or 1.6%, and an increase in 2018 Same-Property revenues of between 2.0% to 3.0% in 2018.

Seattle Metro Region: As of December 31, 2017, this region represented 21% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 5.8% in 2017 as compared to 2016. In 2018, the Company projects new residential supply of 17,450 apartment homes and single family homes, which represents 1.4% of the total housing stock. The Company projects an increase of 35,450 jobs or 2.1%, and an increase in 2018 Same-Property revenues of between 2.4% to 3.4% in 2018.

In total, the Company projects an increase in 2018 Same-Property revenues of between 2.0% to 3.0%, as renewal and new leases are signed at higher rents in 2018 than 2017. Same-Property operating expenses are projected to increase in 2018 by 2.1% to 3.1%.

The Company’s consolidated operating communities are as follows:

	As of		As of
	December 31, 2017		December 31, 2016
	Apartment Homes	%	Apartment Homes	%
Southern California	23,343	47%	23,613	49%
Northern California	15,848	32%	14,519	30%
Seattle Metro	10,238	21%	10,239	21%
Total	49,429	100%	48,371	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, LLC, CPPIB, BEXAEW, BEX II, and BEX III communities, developments under construction and preferred equity interest co-investment communities are not included in the table presented above for both periods.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2017 to the Year Ended December 31, 2016

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “2017 Same-Property” (stabilized properties consolidated by the Company for the years ended December 31, 2017 and 2016) increased 30 basis points to 96.6% in 2017 from 96.3% in 2016. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The Company does not take into account delinquency and concessions to calculate actual rent for occupied apartment homes and market rents for vacant apartment homes. The calculation of financial occupancy compares contractual rates for occupied apartment homes to estimated market rents for unoccupied apartment homes, and thus the calculation compares the gross value of all apartment homes excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric. While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property, which may entail the use of rent concessions and other incentives, and thus financial occupancy, which is based on contractual revenue is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s 2017 Same-Property portfolio for financial occupancy for the years ended December 31, 2017 and 2016 is as follows:

	Years ended December 31,
	2017	2016
Southern California	96.6%	96.3%
Northern California	96.8%	96.3%
Seattle Metro	96.4%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2017 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2017	2016	Change	Change
2017 Same-Properties: (1)
Southern California	21,998	$559,113	$538,738	$20,375	3.8%
Northern California	13,892	436,876	425,823	11,053	2.6%
Seattle Metro	10,238	229,871	217,259	12,612	5.8%
Total 2017 Same-Property revenues	46,128	1,225,860	1,181,820	44,040	3.7%
2017 Non-Same Property Revenues		128,465	103,903	24,562	23.6%
Total property revenues		$1,354,325	$1,285,723	$68,602	5.3%

(1)	Same-property excludes properties held for sale.

2017 Same-Property Revenues increased by $44.0 million or 3.7% to $1.2 billion for 2017 compared to $1.2 billion in 2016. The increase was primarily attributable to an increase of 3.3% in average rental rates from $2,095 per apartment home for 2016 to $2,164 per apartment home for 2017.

2017 Non-Same Property Revenues increased by $24.6 million or 23.6% to $128.5 million in 2017 compared to $103.9 million in 2016. The increase was primarily due to revenue generated by Palm Valley, which was consolidated in January 2017.

Management and other fees from affiliates increased by $1.3 million or 15.7% to $9.6 million in 2017 from $8.3 million 2016. The increase is primarily due to property management fee revenue from joint venture development communities that went into lease-up from the third quarter of 2016 until the fourth quarter of 2017.

Property operating expenses, excluding real estate taxes increased $9.4 million or 3.8% to $259.2 million in 2017 compared to $249.8 million in 2016, primarily due to expenses generated by Palm Valley, which was consolidated in January 2017. 2017 Same-Property operating expenses excluding real estate taxes, increased by $5.5 million or 2.4% to $238.1 million in 2017 compared to $232.6 million in 2016, primarily due to a $4.3 million increase in utilities.

Real estate taxes increased $7.1 million or 5.1% to $146.3 million in 2017 compared to $139.2 million in 2016, primarily due to property taxes at Palm Valley, which was consolidated in January 2017 and due to increases in tax rates and property valuations. 2017/2016 Same-Property real estate taxes increased by $4.1 million or 3.3% to $130.1 million in 2017 compared to $126.0 million in 2016 due to increases in tax rates and property valuations.

Depreciation and amortization expense increased by $27.2 million or 6.2% to $468.9 million in 2017 compared to $441.7 million in 2016, primarily due to depreciation at Palm Valley, which was consolidated in January 2017.

Interest expense increased $3.2 million or 1.5% to $222.9 million in 2017 compared to $219.7 million in 2016, due to an increase in average outstanding debt primarily due to the $350.0 senior unsecured notes due May 1, 2027 issued in April 2017 and the $450.0 million senior unsecured notes due April 15, 2026 issued in April 2016, which resulted in $19.1 million of interest expense for 2017 compared to 2016. These additions were partially offset by various debts that were paid off or matured and regular principal amortization during and after 2016, which resulted in a decrease in interest expense of $14.5 million for 2017. Additionally, there was a $1.4 million increase in capitalized interest in 2017 compared to 2016, which was due to an increase in development costs as compared to the same period in 2016.

Total return swap income of $10.1 million in 2017 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015, in connection with issuing $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $1.6 million or 13.7% from $11.7 million in 2016 was due to less favorable interest rates in 2017.

Interest and other income decreased $2.7 million or 9.9% to $24.6 million in 2017 compared to $27.3 million in 2016, primarily due to a decrease of $3.8 million in income from the gain on sale of marketable securities and other investments combined with a decrease of $3.5 million in income from insurance reimbursements, legal settlements, and other, partially offset by an increase of $4.6 million in marketable securities and other interest income.

Equity income from co-investments increased by $37.7 million or 77.4% to $86.4 million in 2017 compared to $48.7 million 2016, primarily due to the sale of two properties by BEXAEW and one property by Wesco I during 2017, which resulted in a total gain of $44.8 million, as well as increases in preferred equity income of approximately $7.5 million. In 2016, two co-investment properties were sold, resulting in gains of $13.0 million for the Company during 2016.

Gain on sale of real estate and land decreased by $128.2 million or 82.9% to $26.4 million in 2017 compared to $154.6 million in 2016. The Company's 2017 gain was primarily attributable to the sale of the Jefferson at Hollywood community, which resulted in a gain of $26.2 million for the Company.

Deferred tax expense on gain on sale of real estate and land of $4.4 million for 2016 was recorded primarily due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for 2016 as the Harvest Park proceeds were used in a like-kind exchange transaction. There were no such transactions during 2017.

Gain on remeasurement of co-investment of $88.6 million in 2017 resulted from the purchase of the Company's joint venture partner's 50% membership interest in the Palm Valley co-investment in January 2017. There were no such transactions during 2016.

Comparison of Year Ended December 31, 2016 to the Year Ended December 31, 2015

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “2016 Same-Property” (stabilized properties consolidated by the Company for the years ended December 31, 2016 and 2015) increased 30 basis points to 96.3% in 2016 from 96.0% in 2015. The regional breakdown of the Company's 2016 Same-Property portfolio for financial occupancy for the years ended December 31, 2016 and 2015 is as follows:

	Years ended December 31,
	2016	2015
Southern California	96.4%	95.9%
Northern California	96.3%	96.1%
Seattle Metro	96.1%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2016 Same-Properties:

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2016	2015	Change	Change
2016 Same-Properties: (1)
Southern California	20,698	$497,448	$468,614	$28,834	6.2%
Northern California	13,220	401,642	376,019	25,623	6.8%
Seattle Metro	10,239	217,259	201,417	15,842	7.9%
Total 2016/2015 Same-Property revenues	44,157	1,116,349	1,046,050	70,299	6.7%
2016 Non-Same Property Revenues		169,374	139,448	29,926	21.5%
Total property revenues		$1,285,723	$1,185,498	$100,225	8.5%

(1)	Same-property excludes properties held for sale.

2016 Same-Property Revenues increased by $70.3 million or 6.7% to $1.1 billion for 2016 compared to $1.0 billion in 2015. The increase was primarily attributable to an increase of 6.4% in average rental rates from $1,942 per apartment home for 2015 to $2,066 per apartment home for 2016.

2016 Non-Same Property Revenues increased by $29.9 million or 21.5% to $169.4 million in 2016 compared to $139.4 million in 2015. The increase was primarily due to revenue generated by the acquisition, completed development, or consolidation of three communities, net of dispositions, since January 1, 2015.

Management and other fees from affiliates decreased by $0.6 million in 2016 compared to 2015. The decrease is primarily due to the loss of asset and management fees in 2016 as compared to 2015 associated with the Company's purchase of the joint venture partner's remaining membership interest in The Huxley, The Dylan, and Reveal communities during 2015 and the sale of certain communities.

Property operating expenses, excluding real estate taxes increased $14.8 million or 6.3% in 2016 compared to 2015, primarily due to the acquisition, completed development, or consolidation of three communities, net of dispositions, since January 1, 2015. 2016 Same-Property operating expenses excluding real estate taxes, increased by $9.9 million or 4.7% in 2016 compared to 2015, due mainly to a $4.7 million increase in property management fees and a $2.3 million increase in maintenance and repairs.

Real estate taxes increased $10.6 million or 8.3% in 2016 compared to 2015, primarily due to the acquisition, completed development, or consolidation of three communities, net of dispositions, since January 1, 2015. 2016 Same-Property real estate taxes increased by $2.2 million or 2.0% for 2016 compared to 2015 due to increases in tax rates and property valuations.

Depreciation and amortization expense decreased by $11.7 million or 2.6% in 2016 compared to 2015, primarily due to the amortization of a larger amount of in-place leases during 2015 compared to 2016, offset by the acquisition, completed development, or consolidation of three communities, net of dispositions, since January 1, 2015.

Merger and integration expenses include, but are not limited to, advisor fees, legal fees, and accounting fees related to the merger with BRE Properties, Inc. ("BRE") and related integration activity. There were no merger and integration expenses for 2016 and $3.8 million for 2015.

Interest expense increased $14.8 million or 7.2% in 2016, primarily due to the $500.0 senior unsecured notes due on April 1, 2025 issued in March 2015 and the $450.0 million senior unsecured notes due on April 15, 2026 issued in April 2016, which resulted in an increase of $14.9 million in interest expense for 2016 compared to 2015. Additionally, there was a $3.1 million decrease in capitalized interest in 2016 compared to 2015, which was due to a decrease in development costs as compared to the same period in 2015. These additions were offset by a reduction in interest expense due to the payoff of $150.0 million in a private placement of bonds in 2016.

Total return swap income of $11.7 million in 2016 consisted of monthly settlements related to the Company's total return swap contracts that were entered into during 2015, in connection with $257.3 million of tax-exempt mortgage notes payable. The Company had total return swap income of $5.7 million in 2015.

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

Gains on sale of real estate and land increased by $107.2 million or 226.5% in 2016 compared to 2015, due primarily to a $126.6 million gain from the sale of minority membership interest in BEX II, $10.7 million gain on the sale of Harvest Park before tax expense, a $7.3 million gain on the sale of Candlewood North and a $9.6 million gain on the sale of the Company's headquarters office building during 2016, as compared to approximately $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings, as well as a $40.2 million gain on the sale of Sharon Green during 2015.

Deferred tax expense on gain on sale of real estate and land of $4.4 million for 2016 was recorded primarily due to the sale of Harvest Park, which was owned by our wholly owned taxable REIT subsidiary. There was no current tax expense on the sale of real estate and land for 2016 as the Harvest Park proceeds were used in a like-kind exchange transaction.

Gains on remeasurement of co-investment of $34.0 million in 2015 were due to the remeasurement of the Company's investments, caused by the Company's acquisition of a controlling interest in The Huxley and The Dylan properties, resulting in a gain of $21.3 million, and Reveal, resulting in a gain of $12.7 million. There were no gains on remeasurement of co-investments in 2016.

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2017, 2016 and 2015 ($ in thousands):

	For the year ended December 31,
	2017	2016	2015
Cash flow provided by (used in):
Operating activities	$766,151	$711,821	$618,168
Investing activities	$(477,239)	$(420,324)	$(725,556)
Financing activities	$(309,213)	$(256,259)	$107,456

Essex’s business is operated primarily through the Operating Partnership. Essex issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses from operating as a public company which are fully reimbursed by the Operating Partnership. Essex itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. Essex’s principal funding requirement is the payment of dividends on its common stock and preferred stock. Essex’s sole source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As of December 31, 2017, Essex owned a 96.7% general partner interest and the limited partners owned the remaining 3.3% interest in the Operating Partnership.

The liquidity of Essex is dependent on the Operating Partnership’s ability to make sufficient distributions to Essex. The primary cash requirement of Essex is its payment of dividends to its stockholders. Essex also guarantees some of the Operating Partnership’s debt, as discussed further in Notes 6 and 7 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the Essex’s guarantee obligations, then Essex will be required to fulfill its cash payment commitments under such guarantees. However, Essex’s only significant asset is its investment in the Operating Partnership.

For Essex to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. While historically Essex has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, Essex’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Essex may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, acquisitions and developments.

At December 31, 2017, the Company had $44.6 million of unrestricted cash and cash equivalents and $190.0 million in marketable securities, of which $80.5 million were held available for sale. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2018. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2017, the Company had $275.0 million of private placement unsecured bonds outstanding at an average interest rate of 4.5% with maturity dates ranging from December 2019 through August 2021.

As of December 31, 2017, the Company had $2.9 billion of fixed rate public bonds outstanding at an average interest rate of 3.7% with maturity dates ranging from 2021 to 2027.

As of December 31, 2017, the Company had $350.0 million outstanding on its unsecured term loan. The unsecured term loan bears a variable interest rate of LIBOR plus 0.95%. The Company has five interest rate swap contracts, with an aggregate notional balance of $175.0 million, which effectively converts the interest rate on $175.0 million of the term loan to a fixed rate of 2.3%.

As of December 31, 2017, the Company’s mortgage notes payable totaled $2.0 billion, net of unamortized premiums and debt issuance costs, which consisted of $1.7 billion in fixed rate debt at an average interest rate of 4.6% and maturity dates ranging from 2018 to 2027 and $268.6 million of tax-exempt variable rate demand notes with a weighted average interest rate of 2.0%. The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2046, and $20.7 million is subject to interest rate caps, $10.8 million of which matured on January 1, 2018. $256.6 million is subject to total return swaps.

The Company had two unsecured lines of credit aggregating $1.03 billion as of December 31, 2017 including a $1.0 billion unsecured line of credit. As of December 31, 2017, there was a $179.0 million balance on this unsecured line of credit with an underlying interest rate of LIBOR plus 0.90%. In January 2018, the Company amended the $1.0 billion credit facility such that the line's capacity was increased to $1.2 billion and the scheduled maturity date was extended to December 2021, with one 18-month extension, exercisable at the Company's option. The underlying interest rate on the amended line is based on a tiered rate structure tied to the Company's corporate ratings and is at LIBOR plus 0.875%. The Company also has a $25.0 million working capital unsecured line of credit agreement. As of December 31, 2017, there were no amounts outstanding on this unsecured line with an underlying interest rate of LIBOR plus 0.90%. In January 2018, the Company amended the $25.0 million credit facility such that the line's capacity was increased to $35.0 million and the scheduled maturity date was extended to January 2020. The underlying interest rate on the amended line is based on a tiered rate structure tied to the Company's corporate ratings and is at LIBOR plus 0.875%.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2017 and 2016.

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

The Company has entered into interest rate swap contracts with an aggregate notional amount of $175.0 million, which effectively fix the interest rate on $175.0 million of the $350.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

The Company has entered into four total return swap contracts, with an aggregate notional amount of $256.6 million, that effectively converts $256.6 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. Additionally, the total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps with $256.6 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting.

As of December 31, 2017 the Company also had three interest rate caps with an aggregate notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for a portion of the Company’s tax exempt variable rate debt. One interest rate cap, with a notional balance of $10.8 million, matured on January 1, 2018.

As of December 31, 2017 and 2016, the aggregate carrying value of the interest rate swap contracts was an asset of $5.4 million and $4.4 million, respectively and is included in prepaid expenses and other assets on the consolidated balance sheets and a liability of zero and $0.03 million, respectively. The aggregate carrying value of the interest rate caps was zero on the balance sheets as of both December 31, 2017 and 2016. The aggregate carrying value of the total return swaps was zero as of both December 31, 2017 and 2016.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was income of $0.1 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. Hedge ineffectiveness was not significant for the year ended 2015.

Issuance of Common Stock

In 2016, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities of the Company, as defined in the prospectus contained in the shelf registration statement.

Essex has entered into equity distribution agreements with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. In 2017, the Company issued 345,444 shares of common stock, through its equity distribution program at an average price of $260.38 for proceeds of $89.1 million, net of fees and commissions. The Company did not issue any shares of common stock pursuant to its equity distribution program in 2016. During the first quarter of 2018 through February 15, 2018, Essex has not issued any shares of common stock pursuant to this program. Under this program, Essex may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities, fund redevelopment and development pipelines, and for general corporate purposes. As of February 15, 2018, Essex may sell an additional 4,654,556 shares under the current equity distribution program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2017, non-revenue generating capital expenditures totaled approximately $1,351 per apartment home. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred, due to changes in government regulations, that the Company would not have incurred otherwise, and expenditures in which the Company expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2017, the Company's development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,982 apartment homes, with total incurred costs of $557.0 million, and estimated remaining project costs of approximately $752.0 million, $572.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

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

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2017, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $138.8 million, of which approximately $43.6 million remains to be expended.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2017, the Company had an interest in 814 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs total approximately $0.4 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.2 billion. In addition, the Company had an interest in 10,810 apartment homes in operating communities with joint ventures for a total book value of $0.8 billion.

Contractual Obligations and Commercial Commitments

The following table summarizes our obligations at December 31, 2017 ($ in thousands):

	For the Fiscal Years Ending
	2018	2019 and 2020	2021 and 2022	Thereafter	Total
Mortgage notes payable	$202,131	$1,255,310	$87,312	$435,808	$1,980,561
Unsecured debt	—	75,000	1,150,000	2,300,000	3,525,000
Lines of credit	—	—	179,000	—	179,000
Interest on indebtedness (1)	222,057	366,826	223,740	272,432	1,085,055
Ground leases	2,916	5,832	5,832	104,054	118,634
Operating leases	1,807	3,792	4,043	8,307	17,949
Development commitments (including co-investments) (2)	294,098	277,402	—	—	571,500
	$723,009	$1,984,162	$1,649,927	$3,120,601	$7,477,699

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2017.

(2)	Estimated project cost for development of the Company's 500 Folsom project is net of a projected value for low-income housing tax credit proceeds and the value of the tax exempt bond structure.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 16 DownREIT limited partnerships (comprising eight communities), and eight co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $837.7 million and $265.5 million, respectively, as of December 31, 2017, and $746.1 million and $221.3 million respectively, as of December 31, 2016. Noncontrolling interests in these entities were $66.7 million and $45.4 million as of December 31, 2017 and 2016, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2017, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

The Company accounts for its business combinations, including the merger and other acquisitions of investments in real estate, in accordance with Accounting Standards Codification ("ASC") 805-10, "Business Combinations," which requires the acquired tangible and intangible assets and liabilities to be recorded at fair value, with excess purchase price, if any, recorded to goodwill. The Company must make significant assumptions in determining the fair value of the tangible and intangible assets and liabilities acquired and consideration transferred. The use of different assumptions in estimating the fair value could affect the measurement and timing of recognition of acquired assets and liabilities and related expenses.

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

Net Operating Income

Net operating income (“NOI”) and Same-Property NOI are considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenue less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	2017	2016	2015
Earnings from operations	$446,522	$420,800	$331,174
Adjustments:
Depreciation and amortization	468,881	441,682	453,423
Management and other fees from affiliates	(9,574)	(8,278)	(8,909)
General and administrative	41,385	40,751	40,090
Merger and integration expenses	—	—	3,798
Acquisition and investment related costs	1,569	1,841	2,414
NOI	948,783	896,796	821,990
Less: Non Same-Property NOI	(91,096)	(73,549)	(71,589)
Same-Property NOI	$857,687	$823,247	$750,401

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "anticipates," “may,” “will,” "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectations as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's development and redevelopment pipeline and the sources of funding for it, the anticipated performance of existing properties, anticipated property and growth trends in various geographic regions, statements regarding the Company’s expected 2018 Same-Property revenue generally and in various areas, and 2018 Same-Property operating expenses, statements regarding the Company's financing activities, and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company may fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from acquired properties may prove to be inaccurate, that there may be increased interest rates and operating costs, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that actual non-revenue generating capital expenditures may exceed the Company's current expectations, that there may be a downturn general economic conditions, the real estate industry and the markets in which the Company's communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2017, the Company had entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the five-year unsecured term debt. As of December 31, 2017, the Company also had $270.2 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. One interest rate cap with a notional balance of $10.8 million matured on January 1, 2018. All of the Company’s interest rate swaps were designated as cash flow hedges as of December 31, 2017. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of December 31, 2017. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2017.

			Carrying and	Estimated Carrying Value
		Maturity	Estimated	+ 50	- 50
($ in thousands)	Notional Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$5,363	$8,702	$2,009
Interest rate caps	20,674	2018-2019	—	—	—
Total cash flow hedges	$195,674	2017-2022	$5,363	$8,702	$2,009

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $256.6 million, that effectively convert $256.6 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at December 31, 2017. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company’s $4.9 billion of fixed rate debt, including premiums, discounts and debt financing costs, at December 31, 2017, to be $5.0 billion.  Management has estimated the fair value of the Company’s $792.9 million of variable rate debt, net of debt financing costs, at December 31, 2017, to be $793.9 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	For the Years Ended December 31,
($ in thousands, except for interest rates)	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed rate debt	$201,589	$634,797	$694,273	$544,138	$341,692	$2,468,860	$4,885,349	$4,969,682
Average interest rate	5.5%	4.1%	4.8%	4.3%	3.7%	3.5%
Variable rate debt (1)	$542	$592	$179,648	$708	$350,774	$266,948	$799,212	$793,866
Average interest rate	2.1%	2.1%	2.3%	2.1%	2.4%	2.0%

(1)
$195.7 million is subject to interest rate protection agreements ($175.0 million is subject to interest rate swaps and $20.7 million is subject to interest rate caps, $10.8 million of which matured on January 1, 2018). $256.6 million is subject to total return swaps.

The table incorporates only those exposures that exist as of December 31, 2017; it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2017, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, Essex’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2017. In making this assessment, Essex’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Essex’s management has concluded that, as of December 31, 2017, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2017, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2017, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Stockholders, under the heading “Board and Corporate Governance Matters,” to be filed with the SEC within 120 days of December 31, 2017.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Stockholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Stockholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Stockholders, under the heading “Certain Relationships and Related Persons Transactions,” to be filed with the SEC within 120 days of December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Stockholders, under the headings “Report of the Audit Committee” and “Fees Paid to KPMG LLP,” to be filed with the SEC within 120 days of December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheets: As of December 31, 2017 and 2016	F- 4

Consolidated Statements of Income: Years ended December 31, 2017, 2016, and 2015	F- 5

Consolidated Statements of Comprehensive Income: Years ended December 31, 2017, 2016, and 2015	F- 6

Consolidated Statements of Equity: Years ended December 31, 2017, 2016, and 2015	F- 7

Consolidated Statements of Cash Flows: Years ended December 31, 2017, 2016, and 2015	F- 10

Notes to Consolidated Financial Statements	F- 19

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F- 3

Consolidated Balance Sheets: As of December 31, 2017 and 2016	F- 12

Consolidated Statements of Income: Years ended December 31, 2017, 2016, and 2015	F- 13

Consolidated Statements of Comprehensive Income: Years ended December 31, 2017, 2016, and 2015	F- 14

Consolidated Statements of Capital: Years ended December 31, 2017, 2016, and 2015	F- 15

Consolidated Statements of Cash Flows: Years ended December 31, 2017, 2016, and 2015	F- 17

Notes to Consolidated Financial Statements	F- 19

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017	F- 51

(4) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(4) above.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1994.

San Francisco, California
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Essex Property Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Unitholders and General Partner
Essex Portfolio, L.P.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 2013.

San Francisco, California
February 22, 2018

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except share amounts)

	2017	2016
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,559,743
Buildings and improvements	10,629,767	10,116,563
	13,348,831	12,676,306
Less: accumulated depreciation	(2,769,297)	(2,311,546)
	10,579,534	10,364,760
Real estate under development	355,735	190,505
Co-investments	1,155,984	1,161,275
Real estate held for sale, net	—	101,957
	12,091,253	11,818,497
Cash and cash equivalents-unrestricted	44,620	64,921
Cash and cash equivalents-restricted	16,506	105,381
Marketable securities	190,004	139,189
Notes and other receivables (includes related party receivables of $41.2 million and $11.3 million as of December 31, 2017 and December 31, 2016, respectively)	100,926	40,970
Prepaid expenses and other assets	52,397	48,450
Total assets	$12,495,706	$12,217,408
LIABILITIES AND EQUITY
Unsecured debt, net	$3,501,709	$3,246,779
Mortgage notes payable, net	2,008,417	2,191,481
Lines of credit	179,000	125,000
Accounts payable and accrued liabilities	127,501	138,226
Construction payable	51,770	35,909
Dividends payable	121,420	110,170
Distributions in excess of investments in co-investments	36,726	—
Other liabilities	33,132	32,922
Total liabilities	6,059,675	5,880,487
Commitments and contingencies
Redeemable noncontrolling interest	39,206	44,684
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 66,054,399 and 65,527,993 shares issued and outstanding, respectively	7	6
Additional paid-in capital	7,129,571	7,029,679
Distributions in excess of accumulated earnings	(833,726)	(805,409)
Accumulated other comprehensive loss, net	(18,446)	(32,098)
Total stockholders' equity	6,277,406	6,192,178
Noncontrolling interest	119,419	100,059
Total equity	6,396,825	6,292,237
Total liabilities and equity	$12,495,706	$12,217,408

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share and share amounts)

	2017	2016	2015
Revenues:
Rental and other property	$1,354,325	$1,285,723	$1,185,498
Management and other fees from affiliates	9,574	8,278	8,909
	1,363,899	1,294,001	1,194,407
Expenses:
Property operating, excluding real estate taxes	259,232	249,765	234,953
Real estate taxes	146,310	139,162	128,555
Depreciation and amortization	468,881	441,682	453,423
General and administrative	41,385	40,751	40,090
Merger and integration expenses	—	—	3,798
Acquisition and investment related costs	1,569	1,841	2,414
	917,377	873,201	863,233
Earnings from operations	446,522	420,800	331,174
Interest expense	(222,894)	(219,654)	(204,827)
Total return swap income	10,098	11,716	5,655
Interest and other income	24,604	27,305	19,143
Equity income from co-investments	86,445	48,698	21,861
Loss on early retirement of debt	(1,796)	(606)	(6,114)
Gain on sale of real estate and land	26,423	154,561	47,333
Deferred tax expense on gain on sale of real estate and land	—	(4,410)	—
Gain on remeasurement of co-investment	88,641	—	34,014
Net income	458,043	438,410	248,239
Net income attributable to noncontrolling interest	(24,984)	(23,431)	(16,119)
Net income attributable to controlling interest	433,059	414,979	232,120
Dividends to preferred stockholders	—	(1,314)	(5,255)
Excess of redemption value of preferred stock over the carrying value	—	(2,541)	—
Net income available to common stockholders	$433,059	$411,124	$226,865
Per share data:
Basic:
Net income available to common stockholders	$6.58	$6.28	$3.50
Weighted average number of shares outstanding during the year	65,829,155	65,471,540	64,871,717
Diluted:
Net income available to common stockholders	$6.57	$6.27	$3.49
Weighted average number of shares outstanding during the year	65,898,255	65,587,816	65,061,685
See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Net income	$458,043	$438,410	$248,239
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	12,744	15,926	7,893
Changes in fair value of marketable securities, net	3,284	(828)	1,865
Reversal of unrealized gains upon the sale of marketable securities	(1,909)	(4,848)	—
Total other comprehensive income	14,119	10,250	9,758
Comprehensive income	472,162	448,660	257,997
Comprehensive income attributable to noncontrolling interest	(25,451)	(23,768)	(16,436)
Comprehensive income attributable to controlling interest	$446,711	$424,892	$241,561

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2017, 2016 and 2015
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2014	2,950	$73,750	63,683	$6	$6,651,165	$(650,797)	$(51,452)	$113,396	$6,136,068
Net income	—	—	—	—	—	232,120	—	16,119	248,239
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	7,637	256	7,893
Change in fair value of marketable securities, net	—	—	—	—	—	—	1,804	61	1,865
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	207	—	26,540	—	—	—	26,540
Sale of common stock, net	—	—	1,482	—	332,137	—	—	—	332,137
Equity based compensation costs	—	—	—	—	5,946	—	—	3,700	9,646
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	(7,657)	—	—	(12,115)	(19,772)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(2,615)	—	—	—	(2,615)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,705)	(21,705)
Redemptions of noncontrolling interest	—	—	7	—	(2,199)	—	—	(422)	(2,621)
Common and preferred stock dividends	—	—	—	—	—	(378,652)	—	—	(378,652)
Balances at December 31, 2015	2,950	$73,750	65,379	$6	$7,003,317	$(797,329)	$(42,011)	$99,290	$6,337,023
Net income	—	—	—	—	—	414,979	—	23,431	438,410
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(4,689)	(159)	(4,848)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	15,403	523	15,926
Change in fair value of marketable securities, net	—	—	—	—	—	—	(801)	(27)	(828)

Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	140	—	18,949	—	—	—	18,949
Sale of common stock, net	—	—	—	—	(384)	—	—	—	(384)
Equity based compensation costs	—	—	—	—	8,246	—	—	2,653	10,899
Redemption of Series H preferred stock	(2,950)	(73,750)	—	—	2,541	(2,541)	—	—	(73,750)
Retirement of common stock, net	—	—	(5)	—	(1,045)	—	—	—	(1,045)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	172	—	—	596	768
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(25,854)	(25,854)
Redemptions of noncontrolling interest	—	—	14	—	(2,117)	—	—	(394)	(2,511)
Common and preferred stock dividends	—	—	—	—	—	(420,518)	—	—	(420,518)
Balances at December 31, 2016	—	$—	65,528	$6	$7,029,679	$(805,409)	$(32,098)	$100,059	$6,292,237
Net income	—	—	—	—	—	433,059	—	24,984	458,043
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(1,846)	(63)	(1,909)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	12,322	422	12,744
Change in fair value of marketable securities, net	—	—	—	—	—	—	3,176	108	3,284
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	179	—	26,635	—	—	—	26,635
Sale of common stock, net	—	—	345	1	89,054	—	—	—	89,055
Equity based compensation costs	—	—	—	—	9,529	—	—	1,773	11,302
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(136)	—	—	71	(65)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(27,051)	(27,051)
Redemptions of noncontrolling interest	—	—	2	—	(25,190)	—	—	(3,390)	(28,580)
Common stock dividends	—	—	—	—	—	(461,376)	—	—	(461,376)

Balances at December 31, 2017	—	$—	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$458,043	$438,410	$248,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,881	441,682	453,423
Amortization of discount on marketable securities and other investments	(15,119)	(14,211)	(12,389)
Amortization of (premium) discount and financing costs, net	(5,948)	(15,234)	(19,361)
Gain on sale of marketable securities and other investments	(1,909)	(5,719)	(598)
Company's share of gain on the sales of co-investments	(44,837)	(13,046)	—
Earnings from co-investments	(41,608)	(35,652)	(21,861)
Operating distributions from co-investments	76,764	60,472	46,608
Gain on the sale of real estate and land	(26,423)	(154,561)	(47,333)
Equity-based compensation	9,286	9,811	6,061
Loss on early retirement of debt, net	1,796	606	6,114
Gain on remeasurement of co-investment	(88,641)	—	(34,014)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(8,860)	(2,328)	267
Accounts payable and accrued liabilities	(15,104)	2,087	(8,875)
Other liabilities	(170)	(496)	1,887
Net cash provided by operating activities	766,151	711,821	618,168
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(206,194)	(315,632)	(515,726)
Redevelopment	(69,928)	(83,927)	(99,346)
Development acquisitions of and additions to real estate under development	(137,733)	(75,367)	(157,900)
Capital expenditures on rental properties	(70,986)	(60,013)	(57,277)
Acquisition of membership interest in co-investments	—	—	(115,724)
Collections of notes and other receivables	55,000	4,070	—
Investments in notes receivable	(106,461)	(24,070)	—
Proceeds from insurance for property losses	648	5,543	16,811
Proceeds from dispositions of real estate	132,039	239,289	319,008
Contributions to co-investments	(293,363)	(183,989)	(127,879)
Changes in restricted cash and refundable deposits	89,712	(14,138)	(14,068)
Purchases of marketable securities	(67,893)	(18,779)	(14,300)
Sales and maturities of marketable securities and other investments	35,481	30,458	8,907
Non-operating distributions from co-investments	162,439	76,231	31,938
Net cash used in investing activities	(477,239)	(420,324)	(725,556)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	597,981	669,282	641,816
Payments on unsecured debt and mortgage notes	(561,160)	(532,020)	(261,734)

Proceeds from lines of credit	982,246	596,106	704,039
Repayments of lines of credit	(928,246)	(486,106)	(935,617)
Repayment of cumulative redeemable preferred stock	—	(73,750)	—
Retirement of common stock	—	(1,045)	—
Additions to deferred charges	(4,108)	(7,926)	(8,034)
Net proceeds from issuance of common stock	89,055	(384)	332,137
Net proceeds from stock options exercised	26,635	18,949	26,540
Payments related to tax withholding for share-based compensation	(316)	(386)	(758)
Distributions to noncontrolling interest	(26,552)	(25,334)	(21,055)
Redemption of noncontrolling interest	(28,580)	(2,511)	(2,621)
Redemption of redeemable noncontrolling interest	(5,543)	—	—
Common and preferred stock dividends paid	(450,625)	(411,134)	(367,257)
Net cash (used in) provided by financing activities	(309,213)	(256,259)	107,456
Cash acquired from consolidation of co-investment	—	—	4,005
Net increase in cash and cash equivalents	(20,301)	35,238	4,073
Cash and cash equivalents at beginning of year	64,921	29,683	25,610
Cash and cash equivalents at end of year	$44,620	$64,921	$29,683

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$212,163	$203,743	$181,106
Interest capitalized	$13,860	$12,486	$15,571

Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT limited partnership units in connection with acquisition of real estate	$22,506	$—	$—
Transfers between real estate under development to rental properties, net	$2,413	$104,159	$308,704
Transfer from real estate under development to co-investments	$5,075	$9,919	$6,234
Reclassifications to (from) redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$65	$(768)	$22,387
Debt assumed in connection with acquisition	$51,882	$48,832	$114,435
Debt deconsolidated in connection with BEX II transaction	$—	$20,195	$—

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except per unit amounts)

	2017	2016
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,559,743
Buildings and improvements	10,629,767	10,116,563
	13,348,831	12,676,306
Less: accumulated depreciation	(2,769,297)	(2,311,546)
	10,579,534	10,364,760
Real estate under development	355,735	190,505
Co-investments	1,155,984	1,161,275
Real estate held for sale, net	—	101,957
	12,091,253	11,818,497
Cash and cash equivalents-unrestricted	44,620	64,921
Cash and cash equivalents-restricted	16,506	105,381
Marketable securities	190,004	139,189
Notes and other receivables (related party receivables of $41.2 million and $11.3 million as of December 31, 2017 and December 31, 2016, respectively)	100,926	40,970
Prepaid expenses and other assets	52,397	48,450
Total assets	$12,495,706	$12,217,408
LIABILITIES AND CAPITAL
Unsecured debt, net	$3,501,709	$3,246,779
Mortgage notes payable, net	2,008,417	2,191,481
Lines of credit	179,000	125,000
Accounts payable and accrued liabilities	127,501	138,226
Construction payable	51,770	35,909
Distributions payable	121,420	110,170
Distributions in excess of investments in co-investments	36,726	—
Other liabilities	33,132	32,922
Total liabilities	6,059,675	5,880,487
Commitments and contingencies
Redeemable noncontrolling interest	39,206	44,684
Capital:
General Partner:
Common equity (66,054,399 and 65,527,993 units issued and outstanding, respectively)	6,295,852	6,224,276
	6,295,852	6,224,276
Limited Partners:
Common equity (2,268,114 and 2,237,290 units issued and outstanding, respectively)	49,792	49,436
Accumulated other comprehensive loss	(15,229)	(29,348)
Total partners' capital	6,330,415	6,244,364
Noncontrolling interest	66,410	47,873
Total capital	6,396,825	6,292,237
Total liabilities and capital	$12,495,706	$12,217,408

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except per unit and unit amounts)

	2017	2016	2015
Revenues:
Rental and other property	$1,354,325	$1,285,723	$1,185,498
Management and other fees from affiliates	9,574	8,278	8,909
	1,363,899	1,294,001	1,194,407
Expenses:
Property operating, excluding real estate taxes	259,232	249,765	234,953
Real estate taxes	146,310	139,162	128,555
Depreciation and amortization	468,881	441,682	453,423
General and administrative	41,385	40,751	40,090
Merger and integration expenses	—	—	3,798
Acquisition and investment related costs	1,569	1,841	2,414
	917,377	873,201	863,233
Earnings from operations	446,522	420,800	331,174
Interest expense	(222,894)	(219,654)	(204,827)
Total return swap income	10,098	11,716	5,655
Interest and other income	24,604	27,305	19,143
Equity income from co-investments	86,445	48,698	21,861
Loss on early retirement of debt, net	(1,796)	(606)	(6,114)
Gain on sale of real estate and land	26,423	154,561	47,333
Deferred tax expense on gain on sale of real estate and land	—	(4,410)	—
Gain on remeasurement of co-investment	88,641	—	34,014
Net income	458,043	438,410	248,239
Net income attributable to noncontrolling interest	(10,159)	(9,342)	(8,295)
Net income attributable to controlling interest	447,884	429,068	239,944
Preferred interest distributions	—	(1,314)	(5,255)
Excess of redemption value of preferred units over the carrying value	—	(2,541)	—
Net income available to common unitholders	$447,884	$425,213	$234,689
Per unit data:
Basic:
Net income available to common unitholders	$6.58	$6.28	$3.50
Weighted average number of common units outstanding during the year	68,081,730	67,695,640	67,054,184
Diluted:
Net income available to common unitholders	$6.57	$6.27	$3.49
Weighted average number of common units outstanding during the year	68,150,830	67,811,916	67,244,152

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
Net income	$458,043	$438,410	$248,239
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	12,744	15,926	7,893
Changes in fair value of marketable securities, net	3,284	(828)	1,865
Reversal of unrealized gains upon the sale of marketable securities	(1,909)	(4,848)	—
Total other comprehensive income	14,119	10,250	9,758
Comprehensive income	472,162	448,660	257,997
Comprehensive income attributable to noncontrolling interest	(10,159)	(9,342)	(8,295)
Comprehensive income attributable to controlling interest	$462,003	$439,318	$249,702

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2017, 2016, and 2015
(Dollars and units in thousands)

	General Partner			Limited Partners		Accumulated
			Preferred			other
	Common Equity		Equity	Common Equity		comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	loss, net	Interest	Total
Balances at December 31, 2014	63,683	$6,002,915	$71,209	2,168	$48,665	$(49,356)	$62,635	$6,136,068
Net income	—	226,865	5,255	—	7,824	—	8,295	248,239
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	7,893	—	7,893
Changes in fair value of marketable securities, net	—	—	—	—	—	1,865	—	1,865
Issuance of common units under:
General partner's stock based compensation, net	207	26,540	—	—	—	—	—	26,540
Sale of common stock by the general partner, net	1,482	332,137	—	—	—	—	—	332,137
Equity based compensation costs	—	5,946	—	54	3,700	—	—	9,646
Changes in redemption value of redeemable noncontrolling interest	—	(2,615)	—	—	—	—	—	(2,615)
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	(7,657)	—	—	—	—	(12,115)	(19,772)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,751)	(8,751)
Redemptions	7	(2,199)	—	(7)	—	—	(422)	(2,621)
Distributions declared	—	(373,397)	(5,255)	—	(12,954)	—	—	(391,606)
Balances at December 31, 2015	65,379	$6,208,535	$71,209	2,215	$47,235	$(39,598)	$49,642	$6,337,023
Net income	—	411,124	3,855	—	14,089	—	9,342	438,410
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	(4,848)	—	(4,848)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	15,926	—	15,926
Change in fair value of marketable securities, net	—	—	—	—	—	(828)	—	(828)
Issuance of common stock under:

General partner's stock based compensation, net	140	18,949	—	—	—	—	—	18,949
Sale of common stock by general partner, net	—	(384)	—	—	—	—	—	(384)
Equity based compensation costs	—	8,246	—	37	2,653	—	—	10,899
Redemption of Series H preferred units	—	—	(73,750)	—	—	—	—	(73,750)
Retirement of common units, net	(5)	(1,045)	—	—	—	—	—	(1,045)
Changes in the redemption value of redeemable noncontrolling interest	—	172	—	—	—	—	596	768
Distributions to noncontrolling interest	—	—	—	—	—	—	(11,296)	(11,296)
Redemptions	14	(2,117)	—	(15)	17	—	(411)	(2,511)
Distributions declared	—	(419,204)	(1,314)	—	(14,558)	—	—	(435,076)
Balances at December 31, 2016	65,528	$6,224,276	$—	2,237	$49,436	$(29,348)	$47,873	$6,292,237
Net income	—	433,059	—	—	14,825	—	10,159	458,043
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	(1,909)	—	(1,909)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	12,744	—	12,744
Change in fair value of marketable securities, net	—	—	—	—	—	3,284	—	3,284
Issuance of common stock under:
General partner's stock based compensation, net	179	26,635	—	—	—	—	—	26,635
Sale of common stock by general partner, net	345	89,055	—	—	—	—	—	89,055
Equity based compensation costs	—	9,529	—	33	1,773	—	—	11,302
Changes in the redemption value of redeemable noncontrolling interest	—	(136)	—	—	136	—	(65)	(65)
Contributions from noncontrolling interest	—	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	—	(11,078)	(11,078)
Redemptions	2	(25,190)	—	(2)	(405)	—	(2,985)	(28,580)
Distributions declared	—	(461,376)	—	—	(15,973)	—	—	(477,349)
Balances at December 31, 2017	66,054	$6,295,852	$—	2,268	$49,792	$(15,229)	$66,410	$6,396,825

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$458,043	$438,410	$248,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,881	441,682	453,423
Amortization of discount on marketable securities and other investments	(15,119)	(14,211)	(12,389)
Amortization of (premium) discount and debt financing costs, net	(5,948)	(15,234)	(19,361)
Gain on sale of marketable securities and other investments	(1,909)	(5,719)	(598)
Company's share of gain on the sales of co-investments	(44,837)	(13,046)	—
Earnings from co-investments	(41,608)	(35,652)	(21,861)
Operating distributions from co-investments	76,764	60,472	46,608
Gain on the sale of real estate and land	(26,423)	(154,561)	(47,333)
Equity-based compensation	9,286	9,811	6,061
Loss on early retirement of debt, net	1,796	606	6,114
Gain on remeasurement of co-investment	(88,641)	—	(34,014)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(8,860)	(2,328)	267
Accounts payable and accrued liabilities	(15,104)	2,087	(8,875)
Other liabilities	(170)	(496)	1,887
Net cash provided by operating activities	766,151	711,821	618,168
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(206,194)	(315,632)	(515,726)
Redevelopment	(69,928)	(83,927)	(99,346)
Development acquisitions of and additions to real estate under development	(137,733)	(75,367)	(157,900)
Capital expenditures on rental properties	(70,986)	(60,013)	(57,277)
Acquisition of membership interest in co-investments	—	—	(115,724)
Collections of notes and other receivables	55,000	4,070	—
Investments in notes receivable	(106,461)	(24,070)	—
Proceeds from insurance for property losses	648	5,543	16,811
Proceeds from dispositions of real estate	132,039	239,289	319,008
Contributions to co-investments	(293,363)	(183,989)	(127,879)
Changes in restricted cash and refundable deposits	89,712	(14,138)	(14,068)
Purchases of marketable securities	(67,893)	(18,779)	(14,300)
Sales and maturities of marketable securities and other investments	35,481	30,458	8,907
Non-operating distributions from co-investments	162,439	76,231	31,938
Net cash used in investing activities	(477,239)	(420,324)	(725,556)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	597,981	669,282	641,816
Payments on unsecured debt and mortgage notes	(561,160)	(532,020)	(261,734)

Proceeds from lines of credit	982,246	596,106	704,039
Repayments of lines of credit	(928,246)	(486,106)	(935,617)
Repayment of cumulative redeemable preferred stock	—	(73,750)	—
Retirement of common stock	—	(1,045)	—
Additions to deferred charges	(4,108)	(7,926)	(8,034)
Net proceeds from issuance of common units	89,055	(384)	332,137
Net proceeds from stock options exercised	26,635	18,949	26,540
Payments related to tax withholding for share-based compensation	(316)	(386)	(758)
Distributions to noncontrolling interest	(7,752)	(6,960)	(7,615)
Redemption of noncontrolling interests	(28,580)	(2,511)	(2,621)
Redemption of redeemable noncontrolling interests	(5,543)	—	—
Common and preferred units and preferred interests distributions paid	(469,425)	(429,508)	(380,697)
Net cash (used in) provided by financing activities	(309,213)	(256,259)	107,456
Cash acquired from consolidation of co-investment	—	—	4,005
Net increase in cash and cash equivalents	(20,301)	35,238	4,073
Cash and cash equivalents at beginning of year	64,921	29,683	25,610
Cash and cash equivalents at end of year	$44,620	$64,921	$29,683

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$212,163	$203,743	$181,106
Interest capitalized	$13,860	$12,486	$15,571

Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT limited partnership units in connection with acquisition of real estate	$22,506	$—	$—
Transfers between real estate under development to rental properties, net	$2,413	$104,159	$308,704
Transfer from real estate under development to co-investments	$5,075	$9,919	$6,234
Reclassifications (from) to redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$65	$(768)	$22,387
Debt assumed in connection with acquisition (excluding BRE merger)	$51,882	$48,832	$114,435
Debt deconsolidated in connection with BEX II transaction	$—	$20,195	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

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

Essex is the sole general partner in the Operating Partnership with a 96.7% general partner interest and the limited partners owned a 3.3% interest as of December 31, 2017. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units outstanding were 2,268,114 and 2,237,290 as of December 31, 2017 and 2016, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $547.5 million and $520.2 million, as of December 31, 2017 and 2016, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2017, the Company owned or had ownership interests in 247 operating apartment communities, aggregating 60,239 apartment homes, excluding the Company's ownership in preferred interest co-investments (collectively, the "Communities", and individually, a "Community"), one operating commercial building, and seven active developments (collectively, the “Portfolio”). The Communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements and prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made in prior period amounts to conform to the current year’s presentation. Such reclassifications had no net effect on previously reported financial results.

Noncontrolling interest includes the 3.3% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2017 and 2016. These percentages include the Operating Partnership’s vested long term incentive plan units (see Note 12).

(b) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers." The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of the new standard by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. The new standard may be applied using either a full retrospective or a modified approach upon adoption. The Company adopted the new standard as of January 1, 2018, when effective, using the modified approach and recognizing a cumulative effect, if any, as of the date of adoption. The majority of the Company's revenue is derived from rental income, which will be accounted for under ASU No. 2016-02 "Leases", which is discussed below. The Company has reviewed all other revenue streams that could be impacted by the new standard and performed an evaluation of the affect that the new standard will have on its recognition of revenue and all additional required disclosures. Management determined that the new standard will not have a material impact on the Company's consolidated results of operations or financial position and will not affect the Company's debt covenant compliance. However, the Company will provide enhanced revenue recognition disclosures as required by the new standard.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

In January 2016, the FASB issued ASU No. 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities", which requires changes to the classification and measurement of investments in certain equity securities and to the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard will be effective for the Company beginning on January 1, 2018. As a result of the adoption of this standard, the Company will recognize changes in fair value of equity investments with readily determinable fair values through net income as opposed to other comprehensive income. The Company does not expect that this amendment will have a material effect on its consolidated results of operations or financial position.

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

In June 2016, the FASB issued ASU No. 2016-13 "Measurement of Credit Losses on Financial Instruments", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The new standard will be effective for the Company beginning on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In August 2016, the FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which requires entities to adhere to a uniform classification and presentation of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The new standard will be effective for the Company beginning on January 1, 2018. The Company does not expect the impact of this amendment to be material on its consolidated results of operations or financial position.

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows", which requires entities to include restricted cash and restricted cash equivalents in the reconciliation of beginning-of-period to the end-of-period of cash and cash equivalents in the statement of cash flows. This new standard seeks to eliminate the current diversity in practice in how changes in restricted cash and restricted cash equivalents is presented in the statement of cash flows. This new standard will be effective for the Company beginning January 1, 2018. The Company does not expect the impact of this amendment to be material on its consolidated results of operations or financial position.

In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations: Clarifying the Definition of a Business", which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, GAAP does not specify the minimum inputs and processes required for an integrated set of assets and activities to meet the definition of a business, causing a broad interpretation of the definition of a business. This new standard will be effective for the Company beginning January 1, 2018. The Company expects that substantially all of its acquisitions of communities will qualify as asset acquisitions and transaction costs related to these acquisitions will be capitalized upon adoption.

In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets", which adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

buyer. This new standard will be effective for the Company beginning January 1, 2018. The new standard allows for either a retrospective or modified retrospective approach. The Company adopted this new standard concurrently with the adoption of ASU 2014-09 "Revenue from Contracts with Customers" as of January 1, 2018. Management has performed an evaluation of all of the Company's contracts that may be affected by the new standard. Based on its analysis, the Company expects to apply the modified retrospective approach by recording a cumulative adjustment to retained earnings of approximately $123.7 million from the sale of minority membership interest in BEX II, LLC ("BEX II") during the fourth quarter of 2016.

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

The Company capitalizes all costs incurred with the predevelopment, development or redevelopment of real estate assets or are associated with the construction or expansion of real property. Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance. Capitalization begins for predevelopment, development, and redevelopment projects when activity commences. Capitalization ends when the apartment home is completed and the property is available for a new tenant or if the development activities cease.

The Company allocates the purchase price of real estate to land and building including personal property, and identifiable intangible assets, such as the value of above, below and in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases is $0.4 million and $1.4 million as of December 31, 2017 and 2016, respectively, and are included in prepaid expenses and other assets on the Company's consolidated balance sheets.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell. As of December 31, 2017, no properties were classified as held for sale. As of December 31, 2016, one property was classified as held for sale. No impairment charges were recorded for the years ended 2017, 2016 or 2015.

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

(d) Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with GAAP. Therefore, the Company accounts for co-investments using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses. The significant accounting policies of the Company’s co-investment entities are consistent with those of the Company in all material respects.

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the consolidated statement of income equal to the amount by which the fair value of the co-investment interest the Company previously owned exceeds its carrying value. A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company reports investments in co-investments where accumulated distributions have exceeded the Company’s investment as distributions in excess of investments in co-investments in the accompanying consolidated balance sheets. As of December 31, 2017, the Company's net investment in one of the Company’s co-investments was negative as a result of financing distributions in excess of the Company's investment in such co-investment.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

(g)  Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements as discussed later in Note 2), and any unrealized gain or loss is recorded as other comprehensive income. There were no other than temporary impairment charges for the years ended December 31, 2017, 2016, and 2015. Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statements of income.

As of December 31, 2017 and 2016, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, and investment funds that invest in U.S. treasury or agency securities. As of December 31, 2017 and 2016, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of December 31, 2017 and 2016 marketable securities consist of the following ($ in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$4,365	$(40)	$4,325
Investment funds - debt securities	27,914	(29)	27,885
Investment funds - U.S. treasuries	10,999	(55)	10,944
Common stock and stock funds	34,329	2,973	37,302
Held to maturity:
Mortgage backed securities	109,548	—	109,548
Total - Marketable securities	$187,155	$2,849	$190,004

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment funds - debt securities	$19,604	$(73)	$19,531
Investment funds - U.S. treasuries	10,022	(22)	10,000
Common stock and stock funds	13,696	1,569	15,265
Held to maturity:
Mortgage backed securities	94,393	—	94,393
Total - Marketable securities	$137,715	$1,474	$139,189

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive loss for securities sold.

For the years ended December 31, 2017, 2016 and 2015, the proceeds from sales and maturities of available for sale securities totaled $35.5 million, $30.5 million and $3.3 million, respectively. For the years ended December 31, 2017, 2016 and 2015 these sales resulted in gains of $1.9 million, gains of $5.7 million, and no net gains or losses, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

For the year ended December 31, 2015, the proceeds from the sale of other investments totaled $5.6 million, which resulted in a realized gain of $0.6 million recorded in interest and other income on the consolidated statements of income. There were no such sales for the years ended December 31, 2017 and 2016.

(h) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans and are secured by real estate. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2017 and 2016, no notes were impaired.

(i) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs as well as capitalized development and redevelopment fees totaled $20.3 million, $18.5 million and $17.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, most of which relates to development projects. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

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

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of December 31, 2017 and 2016, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $4.9 billion and $5.1 billion, including premiums, discounts and debt financing costs, at December 31, 2017 and 2016, respectively, to be $5.0 billion and $5.1 billion. Management has estimated the fair value of the Company’s $792.9 million and $499.7 million of variable rate debt, net of debt financing costs, at December 31, 2017 and 2016, respectively, to be $793.9 million and $502.8 million based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2017 and 2016 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of December 31, 2017 and 2016.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

At December 31, 2017 and 2016, the Company’s investments in mortgage backed securities had a carrying value of $109.5 million and $94.4 million, respectively. The Company estimated the fair value of investment in mortgage backed securities at December 31, 2017 and 2016 to be approximately $120.7 million and $108.8 million, respectively. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (Level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

(k) Interest Rate Protection, Swap, and Forward Contracts

The Company uses interest rate swaps, interest rate caps, and total return swap contracts to manage interest rate risks. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy.

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

(l) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2017 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. In general, the activities and tax related provisions, assets and liabilities are not material. In 2016, a taxable REIT subsidiary sold two properties that it had acquired in 2007, resulting in the Company's recognition of a deferred income tax expense of approximately $4.4 million. On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was signed into law, which reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  As a result of the Tax Act, we remeasured our net deferred tax liabilities at December 31, 2017, accordingly a net tax benefit of $1.5 million was recorded.

As a partnership, the Operating Partnership is not subject to federal or state income taxes, except that in order to maintain Essex's compliance with REIT tax rules that are applicable to Essex, the Operating Partnership utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Operating Partnership.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

The status of cash dividends distributed for the years ended December 31, 2017, 2016, and 2015 related to common stock and Series H preferred stock are classified for tax purposes as follows:

	2017	2016	2015
Common Stock
Ordinary income	84.04%	86.68%	99.28%
Capital gain	13.20%	7.11%	0.72%
Unrecaptured section 1250 capital gain	2.76%	6.21%	—%
	100.00%	100.00%	100.00%

	2017	2016	2015
Series H Preferred stock
Ordinary income	—%	86.68%	99.28%
Capital gains	—%	7.11%	0.72%
Unrecaptured section 1250 capital gain	—%	6.21%	—%
	—%	100.00%	100.00%

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

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2016	$(32,963)	$865	$(32,098)
Other comprehensive income before reclassification	24,634	3,176	27,810
Amounts reclassified from accumulated other comprehensive loss	(12,312)	(1,846)	(14,158)
Other comprehensive income	12,322	1,330	13,652
Balance at December 31, 2017	$(20,641)	$2,195	$(18,446)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

Changes in Accumulated Other Comprehensive Loss, by Component
Essex Portfolio, L.P. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2016	$(30,161)	$813	$(29,348)
Other comprehensive income before reclassification	25,477	3,284	28,761
Amounts reclassified from accumulated other comprehensive loss	(12,733)	(1,909)	(14,642)
Other comprehensive income	12,744	1,375	14,119
Balance at December 31, 2017	$(17,417)	$2,188	$(15,229)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the consolidated statements of income. Realized gains and losses on available for sale securities are included in interest and other income on the consolidated statements of income.

(o) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $39.2 million and $44.7 million as of December 31, 2017 and 2016, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Balance at January 1,	$44,684	$45,452	$23,256
Reclassifications due to change in redemption value and other	65	(768)	22,196
Redemptions	(5,543)	—	—
Balance at December 31,	$39,206	$44,684	$45,452

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

(q) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidates the Operating Partnership and 16 DownREIT limited partnerships (comprising eight communities), and eight co-investments as of December 31, 2017. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $837.7 million and $265.5 million, respectively, as of December 31, 2017, and $746.1 million and $221.3 million, respectively, as of December 31, 2016. Noncontrolling interests in these entities was $66.7 million and $45.4 million as of December 31, 2017 and 2016, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

The DownREIT VIEs collectively own eight apartment communities in which Essex Management Company (“EMC”) is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. Total DownREIT limited partnership units outstanding were 917,593 and 952,140 as of December 31, 2017 and 2016 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $221.5 million and $221.4 million, as of December 31, 2017 and 2016, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $39.2 million and $44.7 million as of December 31, 2017 and 2016, respectively. The amounts represent units of limited partners' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT limited partnership units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner's right to redeem their units as of the balance sheet date. The carrying value of DownREIT limited partnership units as to which it is within the control of the Company to redeem the units with its common stock was $32.4 million and $18.6 million as of December 31, 2017 and 2016, respectively and is classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2017 and 2016, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(r) Discontinued Operations

The Company determined that the disposals during the years ended December 31, 2017, 2016 and 2015 were not considered discontinued operations in accordance with ASU 2014-08. The gains related to these disposals are recorded in gain on sale of real estate and land in the consolidated statements of income.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2017, the Company purchased two communities consisting of 1,328 apartment homes for $273.0 million. The table below summarizes acquisition activity for the year ended December 31, 2017 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2017	Purchase Price
Palm Valley(1)	San Jose, CA	1,098	100%	Q1	$183.0
Sage at Cupertino(2)	San Jose, CA	230	41%	Q1	90.0
Total 2017		1,328			$273.0

(1)	In January 2017, the Company purchased its joint venture partner's 50.0% membership interest in the Palm Valley co-investment for a purchase price of $183.0 million.

(2)
In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino into a 40.5% equity ownership interest in the property. The Company issued DownREIT limited partnership units to the seller for the remaining equity based on an estimated property valuation of $90.0 million and an encumbrance of $52.0 million of mortgage debt. Based on a consolidation analysis performed by the Company, the property was consolidated as the Company controls the entity.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

The consolidated fair value of the acquisitions listed above were included on the Company's consolidated balance sheet as follows: $169.5 million was included in land and land improvements, $365.7 million was included in buildings and improvements, and $3.2 million was included in prepaid expenses and other assets, within the Company's consolidated balance sheets.

For the year ended December 31, 2016, the Company purchased four communities consisting of 753 apartment homes for $333.7 million.

(b) Sales of Real Estate Investments

For the year ended December 31, 2017, the Company sold one community, Jefferson at Hollywood, a 270 apartment home community located in Hollywood, CA consisting of 270 apartment homes for $132.5 million resulting in gains totaling $26.2 million. The table below summarizes disposition activity of operating communities for the year ended December 31, 2017 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2017	Sales Price	Gains
Jefferson at Hollywood	Hollywood, CA	270	100%	EPLP	Q1	$132.5	$26.2
Total 2017		270				$132.5	$26.2

During 2016, the Company sold three communities consisting of 323 apartment homes for $80.8 million resulting in gains totaling $14.0 million, net of $4.4 million deferred tax on gain on sale of real estate.

In January 2016, the Company sold its former headquarters office building, located in Palo Alto, CA, for gross proceeds of $18.0 million, resulting in a gain of $9.6 million, which is included in the line item gain on sale of real estate and land in the Company's consolidated statement of income.

During 2015, the Company sold two communities, consisting of 848 apartment homes, for $308.8 million resulting in gains totaling $44.9 million, which are included in the line item gain on sale of real estate and land in the Company's consolidated statement of income. In March 2015, the Company sold two commercial buildings, located in Emeryville, CA for $13.0 million, resulting in gains of $2.4 million, which are included in gain on sale of real estate and land in the Company's consolidated statement of income.

(c) Real Estate Assets Held for Sale, net

As of December 31, 2017, the Company had no assets classified as held for sale.

As of December 31, 2016, Jefferson at Hollywood, a 270 apartment home community, located in Hollywood, CA, was classified as held for sale. The carrying value of $102.0 million is included in real estate assets held for sale, net, on the Company's consolidated balance sheet. See Section (b) above, Sales of Real Estate Investments, of this Note 3 for additional details on the sale of Jefferson at Hollywood in 2017.

(d) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments own, operate, and develop apartment communities.

In January 2017, the Company purchased its joint venture partner's 50% interest in the Palm Valley co-investment, for a contract price of $183.0 million. Prior to the purchase, an approximately $220.0 million mortgage encumbered the property. Concurrent with the closing of the acquisition, the entire mortgage balance was repaid and the property is now unencumbered. Palm Valley has 1,098 apartment homes, within four communities and is located in San Jose, CA. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $88.6 million upon consolidation.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino, a 230 apartment home community located in San Jose, CA, into a 40.5% common equity ownership interest in the property. The Company issued DownREIT limited partnership units to the other members, including an affiliate of the Marcus & Millichap Company, based on an estimated property valuation of $90.0 million. See Note 5, Related Party Transactions, for additional details. At the time of acquisition, the property was encumbered by a $52.0 million bridge loan from the Company. The Company consolidates the property based on a VIE analysis performed by the Company.

In August 2017, a Company co-investment, Wesco I, LLC ("Wesco I"), sold Madrid, a 230 apartment home community located in Mission Viejo, CA, for $83.0 million, which resulted in a gain of $10.1 million for the Company, recorded in the consolidated statement of income as equity income from co-investments. Wesco I used $30.1 million of the proceeds to repay the loan on the property.

In August 2017, the Company formed a new joint venture entity, Wesco V, LLC ("Wesco V"), with an institutional partner. Each partner has a 50.0% ownership interest and an initial equity commitment of $150.0 million. The joint venture is unconsolidated for financial reporting purposes. Also in August 2017, Wesco V acquired 8th & Republican and 360 Residences. 8th & Republican, a 211 apartment home community located in Seattle, WA, was acquired for a total contract price of $101.3 million. The property was encumbered by a $55.0 million related party bridge loan from the Company, which was paid off in November 2017. See Note 5, Related Party Transactions, for additional details related to the related party bridge loan. 360 Residences, a 213 apartment home community, located in San Jose, CA, was acquired for a total contract price of $133.5 million. In connection with this acquisition, Wesco V assumed $57.9 million of mortgage debt, with an effective interest rate of 3.4% and a maturity date of May 2022.

In October 2017, the Wesco I joint venture operating agreement was amended to extend the venture. As part of the amendment, the Company and joint venture partner agreed to a promote of $38.0 million. The Company agreed to contribute the promote to the joint venture, resulting in an increase in the Company’s ownership interest in Wesco I to approximately 58.0%.

In November 2017, the Company formed a new joint venture entity, BEX III, LLC ("BEX III), with an institutional partner. Each partner has a 50.0% ownership interest. The joint venture is unconsolidated for financial reporting purposes. Also in November 2017, BEX III acquired The Village at Toluca Lake, a 145 apartment home community, located in Burbank, CA, for a total contract price of $59.0 million. The property is encumbered by a $29.5 million related party bridge loan from the Company, which accrues interest at 3.5% and is scheduled to mature in March 2018. See Note 5, Related Party Transactions, for additional details related to the related party bridge loan.

In December 2017, a Company co-investment, BEXAEW, LLC ("BEXAEW"), sold two apartment home communities located in Seattle, WA for aggregate consideration of $160.3 million, which resulted in a gain of $34.8 million for the Company, recorded in the consolidated statement of income as equity income from co-investments. BEXAEW used $66.2 million of the proceeds to repay the loan on the property.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

The carrying values of the Company’s co-investments as of December 31, 2017 and 2016 are as follows ($ in thousands):

	Weighted Average Essex Ownership	December 31,
	Percentage (1)	2017	2016
Membership interest/Partnership interest in:
CPPIB	54%	$500,287	$422,068
Wesco I, III and IV, and V	53%	214,408	180,687
Palm Valley (2)	50%	—	68,396
BEXAEW, BEX II and BEX III (3)	50%	13,827	67,041
Other	52%	51,810	43,713
Total operating and other co-investments, net		780,332	781,905
Total development co-investments, net	50%	73,770	157,317
Total preferred interest co-investments (includes related party investments of $15.7 million and $35.9 million as of December 31, 2017 and December 31, 2016, respectively - FN 5 - Related Party Transactions for further discussion)		265,156	222,053
Total co-investments		$1,119,258	$1,161,275

(1)	Weighted average Essex ownership percentages are as of December 31, 2017.

(2)	In January 2017, the Company purchased its joint venture partner's 50.0% interest in Palm Valley and as a result of this acquisition, the Company consolidates Palm Valley.

(3)	As of December 31, 2017, the Company's investment in BEX II was classified as a liability of $36.7 million.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2017	2016
Combined balance sheets: (1)
Rental properties and real estate under development	$3,722,778	$3,807,245
Other assets	110,333	121,505
Total assets	$3,833,111	$3,928,750
Debt	$1,705,051	$1,617,639
Other liabilities	45,515	74,607
Equity	2,082,545	2,236,504
Total liabilities and equity	$3,833,111	$3,928,750
Company's share of equity	$1,155,984	$1,161,275

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

	Years ended December 31,
	2017	2016	2015
Combined statements of income: (1)
Property revenues	$312,841	$289,011	$260,175
Property operating expenses	(110,583)	(99,637)	(93,067)
Net operating income	202,258	189,374	167,108
Gain on sale of real estate	90,663	28,291	14
Interest expense	(62,844)	(46,894)	(44,834)
General and administrative	(9,091)	(7,448)	(5,879)
Depreciation and amortization	(118,048)	(103,986)	(103,613)
Net income	$102,938	$59,337	$12,796
Company's share of net income (2)	$86,445	$48,698	$21,861

(1)	Includes preferred equity investments held by the Company.

(2)
Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $1.9 million, $3.4 million, and $3.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Operating Co-investments

As of December 31, 2017 and 2016, the Company, through several joint ventures, owned 10,810 and 11,274 apartment homes, respectively, in operating communities. The Company’s book value of these co-investments was $780.3 million and $781.9 million at December 31, 2017 and 2016, respectively.

Development Co-Investments

As of December 31, 2017 and 2016, the Company, through several joint ventures, owned 814 and 1,427 apartment homes, respectively, in development communities. The Company’s book value of these co-investments was $73.8 million and $157.3 million at December 31, 2017 and 2016, respectively.

In 2017, the Company entered into a joint venture to develop Ohlone, a multi-family community comprised of 269 apartment homes located in San Jose, CA. The Company has a 50% ownership interest in the development which has a projected total cost of $136.0 million. Construction began in the third quarter of 2017 and the community is expected to open in the third quarter of 2019. The Company has also committed to a $28.9 million preferred equity investment in the project, which accrues an annualized preferred return of 10.0% and matures in 2020.

In 2015, the Company entered into a joint venture to develop 500 Folsom, a multi-family community comprised of 545 apartment homes located in San Francisco, CA. The Company has a 50% ownership interest in the development which has a projected total cost of $415.0 million. Construction began in the fourth quarter of 2015 and the property is projected to open in the second quarter of 2019.

Preferred Equity Investments

As of December 31, 2017 and 2016, the Company held preferred equity investment interests in several joint-ventures which own real estate. The Company’s book value of these preferred equity investments was $265.2 million and $222.1 million at December 31, 2017 and 2016, respectively, and is included in the co-investments line in the accompanying consolidated balance sheets.
During 2017, the Company made commitments to fund $153.8 million in eight preferred equity investments. These investments have initial accrued preferred returns ranging from 9.5%-11.3%, with maturities ranging from March 2020 to August 2024. As of December 31, 2017, the Company had funded $77.5 million of the $153.8 million commitment.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

During 2016, the Company funded $116.1 million in five preferred equity investment. These investments have initial accrued preferred returns ranging from 10.0%-12.0%, with maturities ranging from November 2019 to November 2020.

In April 2017, the Company received cash of $12.6 million from the partial redemption of a preferred equity investment in a joint venture that holds a property located in Seattle, WA. The Company recorded a reduction of $12.4 million in its preferred equity investment. The Company recognized a gain of $0.3 million as a result of this early redemption, which is included in equity income from co-investments in the consolidated statements of income.

In August 2017, the Company received cash of $11.7 million for a full redemption of a preferred equity investment class and $6.9 million for a partial redemption of another preferred equity investment class in a joint venture that holds a property in San Jose, CA. The Company's remaining preferred equity investment in this joint venture was $13.4 million as of December 31, 2017.

In October 2017, the Company received cash of $5.1 million for the full redemption of a preferred equity investment class in a joint venture that holds property in Concord, CA. The Company recorded a reduction of $5.0 million in its preferred equity investment. The Company recognized a gain of $0.1 million as a result of this early redemption, which is included in equity income from co-investments in the consolidated statements of income.

(e) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2017, the Company's development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture development projects and various consolidated predevelopment projects, aggregating 1,982 apartment homes, with total incurred costs of $557.0 million.

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as of December 31, 2017 and 2016 ($ in thousands):

	2017	2016
Notes receivable, secured, bearing interest at 10.00%, due May 2021	$13,762	$—
Note receivable, secured, bearing interest at 10.75%, due September 2020	29,318	17,685
Related party note receivable, secured, bearing interest at 9.50%, due October 2019 (1)	6,656	6,593
Related party note receivable, secured, bearing interest at 3.50%, due March 2018 (1)	29,500	—
Notes and other receivables from affiliates (2)	5,061	4,695
Other receivables	16,629	11,997
Total notes and receivables	$100,926	$40,970

(1)	See Note 5, Related Party Transactions, for additional details.

(2)
These amounts consist of short-term loans outstanding and due from various joint ventures as of December 31, 2017 and 2016, respectively. See Note 5, Related Party Transactions, for additional details.

(5) Related Party Transactions

The Company has adopted written related party transaction guidelines that are intended to cover transactions in which the Company (including entities it controls) is a party and in which any “related person” has a direct or indirect interest. A “related person” means any person who is or was (since the beginning of the last fiscal year) a Company director, director nominee, or executive officer, any beneficial owner of more than 5% of the Company’s outstanding common stock, and any immediate family member of any of the foregoing persons. A related person may be considered to have an indirect interest in a transaction if he or she (i) is an owner, director, officer or employee of or otherwise associated with another company that is engaging in a transaction with the Company,

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

or (ii) otherwise, through one or more entities or arrangements, has an indirect financial interest in or personal benefit from the transaction.

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013. For the year ended December 31, 2016, the Company paid brokerage commissions totaling $1.1 million to affiliates of MMC related to real estate transactions. There were no brokerage commissions paid by the Company to MMI or its affiliates during 2017 and 2015.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates total $12.6 million, $12.4 million, and $15.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $3.0 million, $4.2 million, and $6.7 million against general and administrative expenses for the years ended December 31, 2017, 2016 and 2015, respectively.

As described in Note 4, the Company has provided short-term bridge loans to affiliates. As of December 31, 2017 and 2016, $5.1 million and $4.7 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan had an outstanding balance of $6.7 million and $6.6 million, as of December 31, 2017 and 2016, respectively, and is classified within notes and other receivables in the accompanying consolidated balance sheets.

In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino, a 230 apartment home community located in San Jose, CA, into a 40.5% common equity ownership interest in the property. The Company issued DownREIT limited partnership units to the other members, including an MMC affiliate, based on an estimated property valuation of $90.0 million. At the time of the conversion, the property was encumbered by $52.0 million of mortgage debt. As a result of this transaction, the Company consolidates the property, based on a consolidation analysis performed by the Company.

In August 2017, the Company provided a $55.0 million related party bridge loan to a property acquired by Wesco V, LLC. The note receivable accrued interest at 3.5% and was paid off in November 2017.

In November 2017, the Company provided a $29.5 million related party bridge loan to a property acquired by BEX III, LLC. The note receivable accrues interest at 3.5% and is scheduled to mature on March 9, 2018. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $29.5 million as of December 31, 2017.

In 2015, the Company made preferred equity investments totaling $20.0 million in three entities affiliated with MMC that own apartment communities in California. The Company earns a 9.5% preferred return on each such investment. One $5.0 million investment, which was scheduled to mature in 2022, was fully redeemed in 2017. The remaining two investments are scheduled to mature in 2022.

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
December 31, 2017, 2016, and 2015

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

(6) Unsecured Debt

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

Unsecured debt consists of the following as of December 31, 2017 and 2016 ($ in thousands):

	2017	2016	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$274,427	$314,190	3.1
Term loan - variable rate	348,545	98,189	4.1
Bonds public offering - fixed rate	2,878,737	2,834,400	6.4
Unsecured debt, net (1)	3,501,709	3,246,779
Lines of credit (2)	179,000	125,000
Total unsecured debt	$3,680,709	$3,371,779
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.7%	3.6%
Weighted average interest rate on variable rate term loan	2.5%	2.3%
Weighted average interest rate on lines of credit	2.3%	1.8%

(1)	Includes unamortized discount of $5.2 million and $0.1 million and unamortized debt issuance costs of $18.1 million and $18.1 million as of December 31, 2017 and 2016, respectively.

(2)
Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.03 billion, excludes unamortized debt issuance costs of $3.2 million and $3.3 million as of December 31, 2017 and 2016, respectively. These debt issuance costs are included in prepaid expenses and other assets on the consolidated balance sheets.

As of December 31, 2017 and 2016, the Company had $275.0 million and $315.0 million of private placement unsecured bonds outstanding at an average effective interest rate of 4.5%, for both periods.

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2017 and 2016 ($ in thousands):

	Maturity	2017	2016	Coupon Rate
Senior unsecured private placement notes	September 2017	$—	$40,000	4.50%
Senior unsecured private placement notes	December 2019	75,000	75,000	4.92%
Senior unsecured private placement notes	April 2021	100,000	100,000	4.27%
Senior unsecured private placement notes	June 2021	50,000	50,000	4.30%
Senior unsecured private placement notes	August 2021	50,000	50,000	4.37%
		$275,000	$315,000

As of December 31, 2017 and 2016, the Company had unsecured term loans outstanding of $350.0 million and $100.0 million at an average interest rate of 2.5% and 2.3%, respectively. These loans are included in the line “Term loan - variable rate” in the table above, and as of December 31, 2017 and 2016, the carrying value, net of debt issuance costs, was $348.5 million and

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

$98.2 million, respectively, and the term loan matures in February 2022. The Company had entered into five interest rate swap contracts, for a term of five years with a notional amount totaling $175.0 million, which will effectively convert the interest rate on $175.0 million of the term loan to a fixed rate of 2.3%. These interest rate swaps are accounted for as cash flow hedges.

In April 2017, the Company issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the "2027 Notes"). The 2027 notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2017, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $345.2 million.

In April 2016, the Company issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15th and October 15th of each year, beginning October 15, 2016 (the "2026 Notes"). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2017 and 2016, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $444.4 million and $443.7 million, respectively.

In March 2015, the Company issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the "2025 Notes"). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2017 and 2016, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $495.9 million and $495.4 million, respectively.

In April 2014, the Company assumed $900.0 million aggregate principal amount of BRE Property Inc.’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together the “BRE Notes”). These notes are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2017 and 2016, the carrying value of the BRE Notes, plus unamortized premium was $603.2 million and $907.1 million, respectively. In March 2017, the Company paid off $300.0 million of 5.500% senior notes, at maturity.

In April 2014, the Company issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the "2024 Notes"). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2017 and 2016, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $395.8 million and $395.1 million, respectively.

In April 2013, the Company issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the "2023 Notes"). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2017 and 2016, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $297.0 million and $296.5 million, respectively.

During the third quarter of 2012, the Company issued $300.0 million of senior unsecured notes due August 2022 with a coupon rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013 (the "2022 Notes"). The 2022 Notes were offered to investors at a price of 98.99% of par value. The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2017 and 2016, the carrying value of the 2022 Notes, net of unamortized discount and debt issuance costs was $297.2 million and $296.6 million, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2017 and 2016 ($ in thousands):

	Maturity	2017	2016	Coupon Rate
Senior notes	March 2017	$—	$300,000	5.500%
Senior notes	March 2021	300,000	300,000	5.200%
Senior notes	August 2022	300,000	300,000	3.625%
Senior notes	January 2023	300,000	300,000	3.375%
Senior notes	May 2023	300,000	300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	500,000	3.500%
Senior notes	April 2026	450,000	450,000	3.375%
Senior notes	May 2027	350,000	—	3.625%
		$2,900,000	$2,850,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2017 are as follows ($ in thousands):

2018	$—
2019	75,000
2020	—
2021(1)	500,000
2022	650,000
Thereafter	2,300,000
$3,525,000

(1)	Amount does not include $179.0 million outstanding on the Company's lines of credit as of December 31, 2017, that becomes due in December 2021 in accordance with the January 2018 amendment.

As of December 31, 2017, the Company’s $1.0 billion credit facility had an interest rate of LIBOR plus 0.90%, which was based on a tiered rate structure tied to the Company’s corporate ratings. The Company’s $1.0 billion credit facility was scheduled to mature in December 2020 with one 18-month extension, exercisable at the Company’s option.  As of December 31, 2017 and 2016, the balance of the $1.0 billion credit facility was $179.0 million and $125.0 million, respectively. In January 2018, the Company amended the $1.0 billion credit facility such that the line's capacity was increased to $1.2 billion and the scheduled maturity date was extended to December 2021, with one-18 month extension, exercisable at the Company's option. The underlying interest rate is based on a tiered rate structure tied to the Company's corporate ratings and is at LIBOR plus 0.875%. As of December 31, 2017, the Company’s $25.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.90%, which was based on a tiered rate structure tied to the Company’s credit ratings. The $25.0 million credit facility was scheduled to mature in January 2018. As of December 31, 2017 and 2016, there was a zero balance outstanding on this unsecured line. In January 2018, the Company amended the $25.0 million credit facility such that the line's capacity was increased to $35.0 million and the scheduled maturity date was extended to January 2020. The underlying interest rate on the amended line is based on a tiered rate structure tied to the Company's corporate ratings and is at LIBOR plus 0.875%.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2017 and 2016.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

(7) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2017 and 2016 ($ in thousands):

	2017	2016
Fixed rate mortgage notes payable	$1,739,856	$1,911,699
Variable rate mortgage notes payable (1)	268,561	279,782
Total mortgage notes payable (2)	$2,008,417	$2,191,481
Number of properties securing mortgage notes	56	61
Remaining terms	1-29 years	1-30 years
Weighted average interest rate	4.2%	4.3%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2017 are as follows ($ in thousands):

2018	$202,131
2019	560,389
2020	694,921
2021	44,846
2022	42,466
Thereafter	435,808
$1,980,561

(1)
Variable rate mortgage notes payable, including $256.6 million in bonds that have been converted to variable rate through total return swap contracts, consists of multi-family housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 2.0% at December 2017 and 1.2% at December 2016) including credit enhancement and underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Principal balances are due in full at various maturity dates from May 2025 through December 2046. Of these bonds, $20.7 million are subject to various interest rate cap agreements that limit the maximum interest rate to such bonds.

(2)	Includes total unamortized premium of $33.2 million and $50.8 million and reduced by unamortized debt issuance costs of $5.4 million and $7.4 million as of December 31, 2017 and 2016, respectively.

For the Company’s mortgage notes payable as of December 31, 2017, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $7.0 million and $2.5 million, respectively. Second deeds of trust accounted for none of the mortgage notes payable balance as of both December 31, 2017 and 2016. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.

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
December 31, 2017, 2016, and 2015

curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

In November 2016, the Company replaced its $225.0 million term loan with a $350.0 million five-year term loan with a delayed draw feature. The term loan carries a variable interest rate of LIBOR plus 95 basis points. In 2016, the Company entered into four forward starting interest rate swaps (settlement payments commenced in March 2017) and in 2017, the Company entered into one forward starting interest rate swap (settlement payments commenced in March 2017) all related to the $350.0 million term loan. These five swaps, with a total notional amount of $175.0 million bear an average fixed interest rate of 2.3% and are scheduled to mature in February 2022. These derivatives qualify for hedge accounting.

As of December 31, 2017 and 2016, the Company had interest rate caps, which were not accounted for as hedges, with an aggregate notional amount of $20.7 million, which effectively limits the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for a portion of the Company’s tax exempt variable rate debt.

As of December 31, 2017 and 2016, the aggregate carrying value of the interest rate swap contracts was an asset of $5.4 million and $4.4 million, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets, and a liability of zero and $0.03 million, respectively, and is included in other liabilities on the consolidated balance sheets. The aggregate carrying value of the interest rate cap was zero on the balance sheet as of December 31, 2017 and December 31, 2016.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense was $0.1 million and $0.3 million of income for the years ended December 31, 2017 and 2016, respectively. Hedge ineffectiveness was not significant for the year ended December 31, 2015.

Additionally, the Company has entered into total return swaps that effectively convert $256.6 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to its counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of the total return swaps with $256.6 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2017 and 2016. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $10.1 million, $11.7 million, and $5.7 million as of December 31, 2017, 2016, and 2015, respectively, were reported in current year income as total return swap income.

(9) Lease Agreements

As of December 31, 2017, the Company is a lessor for one commercial building and the commercial portions of 37 mixed use communities. The tenants’ lease terms expire at various times through 2031. The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

Future
Minimum
Rent
2018	$13,791
2019	13,257
2020	12,392
2021	10,745
2022	9,486
Thereafter	28,454
$88,125

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

(10) Equity Transactions

Preferred Securities Offerings

In April 2016, the Company redeemed all of the issued and outstanding 2,950,000 shares of the Company's 7.125% Series H Cumulative Redeemable Preferred Stock ("Series H") for $25.00 per share for $73.8 million in cash. In connection with the Series H redemption, the Operating Partnership redeemed the Series H 7.125% Preferred Interest. The notice of redemption was given in March 2016, which resulted in the Company and the Operating Partnership each recording $2.5 million in excess of redemption value over carrying value charge to 2016 net income attributable to common stockholders and net income related to unitholders, respectively.

Common Stock Offerings

During 2017, the Company issued 345,444 shares of common stock, through its equity distribution program at an average price of $260.38 for proceeds of $89.1 million, net of fees and commissions. During 2016, the Company did not issue any shares of common stock through its equity distribution program. During the first quarter of 2018 through February 15, 2018, Essex has not issued any shares under its equity distribution program.

Operating Partnership Units and Long Term Incentive Plan (“LTIP”) Units

As of December 31, 2017 and 2016, the Operating Partnership had outstanding 2,054,814 and 2,056,263 operating partnership units and 213,299 and 181,027 vested LTIP units, respectively. The Operating Partnership’s general partner, Essex, owned 96.7% of the partnership interests in the Operating Partnership at both December 31, 2017 and 2016, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired Operating Partnership limited partnership units ("OP Units") upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

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

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was approximately $547.5 million and $520.2 million based on the closing price of Essex's common stock as of December 31, 2017 and 2016, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

(11) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2017			2016			2015
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	433,059	65,829,155	$6.58	411,124	65,471,540	$6.28	226,865	64,871,717	$3.50
Effect of Dilutive Securities
Stock options	—	69,100		—	116,276		—	189,968
Diluted:
Net income available to common stockholders	433,059	65,898,255	$6.57	411,124	65,587,816	$6.27	226,865	65,061,685	$3.49

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,252,575, 2,224,100, and 2,182,467, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2017, 2016 and 2015, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $14.8 million, $14.1 million, and $7.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 154,793, 252,334, and 54,100, for the years ended December 31, 2017, 2016, and 2015, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible Series H preferred interest have been excluded from diluted earnings per share for the years ended December 31, 2016 and 2015, as the effect was anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2017			2016			2015
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$447,884	68,081,730	$6.58	$425,213	67,695,640	$6.28	$234,689	67,054,184	$3.50
Effect of Dilutive Securities
Stock options	—	69,100		—	116,276		—	189,968
Diluted:
Net income available to common unitholders	$447,884	68,150,830	$6.57	$425,213	67,811,916	$6.27	$234,689	67,244,152	$3.49

Stock options of 154,793, 252,334, and 54,100, for the years ended December 31, 2017, 2016, and 2015, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the years ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

The cumulative convertible Series H preferred interest have been excluded from diluted earnings per unit for the years ended December 31, 2016 and 2015, as the effect was anti-dilutive.

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

The Company’s 2013 Plan provides incentives to attract and retain officers, directors and key employees. The 2013 Plan provides for the grants of options to purchase shares of common stock, grants of restricted stock and other award types. Under the 2013 Plan, the maximum aggregate number of shares that may be issued is 1,000,000, plus any shares that have not been issued under the 2004 Plan, including shares subject to outstanding awards under the 2004 Plan that are not issued or delivered to a participant for any reason. The 2013 Plan is administered by the Compensation Committee of the Board of Directors, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Company’s options have a life of five to ten years. Option grants for officers and employees fully vest between zero and five years after the grant date.

Stock-based compensation expense for options and restricted stock under the fair value method totaled $9.5 million, $8.2 million, and $6.1 million for years ended December 31, 2017, 2016 and 2015 respectively. For the years ended December 31, 2017, 2016 and 2015 stock-based compensation expense included $3.5 million, $3.5 million, and $2.7 million related to an immediate vesting of options and restricted stock for bonuses awarded based on asset dispositions, which is recorded as a

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

cost of real estate and land sold, respectively. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $1.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic value of the options exercised totaled $16.7 million, $11.9 million, and $19.4 million, for the years ended December 31, 2017, 2016, and 2015 respectively. The intrinsic value of the options exercisable totaled $11.3 million and $20.8 million as of December 31, 2017 and 2016, respectively.

Total unrecognized compensation cost related to unvested stock options totaled $6.5 million as of December 31, 2017 and the unrecognized compensation cost is expected to be recognized over a period of 2.5 years.

The average fair value of stock options granted for the years ended December 31, 2017, 2016 and 2015 was $22.41, $21.65 and $22.78, respectively. Certain stock options granted in 2017, 2016, and 2015 included a $100 cap or a $125 cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2017	2016	2015
Stock price	$240.56	$219.60	$227.75
Risk-free interest rates	2.30%	2.08%	1.83%
Expected lives	6 years	6 years	6 years
Volatility	24.10%	26.47%	20.06%
Dividend yield	2.90%	2.89%	2.73%

A summary of the status of the Company’s stock option plans as of December 31, 2017, 2016, and 2015 and changes during the years ended on those dates is presented below:

	2017		2016		2015
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	557,648	$181.50	525,094	$154.98	664,785	$138.78
Granted	164,677	240.56	207,429	219.60	78,600	227.75
Exercised	(176,489)	146.86	(138,054)	138.79	(203,556)	131.53
Forfeited and canceled	(9,628)	160.40	(36,821)	178.18	(14,735)	136.11
Outstanding at end of year	536,208	211.41	557,648	181.50	525,094	154.98
Options exercisable at year end	223,796	191.09	290,340	160.90	342,048	152.42

The following table summarizes information about restricted stock outstanding as of December 31, 2017, 2016 and 2015 and changes during the years ended:

	2017		2016		2015
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	58,349	$149.11	54,676	$147.10	25,820	$168.22
Granted	62,706	177.28	49,183	150.13	56,177	155.21
Vested	(29,675)	170.17	(38,427)	147.12	(22,939)	148.20
Forfeited and canceled	(557)	119.37	(7,083)	141.76	(4,382)	122.06
Unvested at end of year	90,823	163.49	58,349	149.11	54,676	147.10

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

The unrecognized compensation cost related to unvested restricted stock totaled $7.0 million as of December 31, 2017 and is expected to be recognized over a period of 2.1 years.

Long Term Incentive Plans – LTIP Units

On December 9, 2014, the Operating Partnership issued 44,750 LTIP units under the 2015 Long-Term Incentive Plan Award agreements to executives of the Company. The 2015 Long-Term Incentive Plan Units (the “2015 LTIP Units”) are subject to forfeiture based on performance-based and service based conditions. An additional 24,000 LTIP units were granted subject only to performance-based criteria and were fully vested on the date granted. The 2015 LTIP Units, that are subject to vesting, will vest at 20% per year on each of the first five anniversaries of the initial grant date. The 2015 LTIP Units performance conditions measurement ended on December 9, 2015 and 95.75% of the units awarded were earned by the recipients. 2015 LTIP Units not earned based on the performance-based criteria were automatically forfeited by the recipients. The 2015 LTIP Units, once earned and vested, are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company subject to a ten-year liquidity restriction.

In December 2013, the Operating Partnership issued 50,500 LTIP units under the 2014 Long-Term Incentive Plan Award agreements to executives of the Company. The 2014 Long-Term Incentive Plan Units (the “2014 LTIP Units”) were subject to forfeiture based on performance-based conditions and are currently subject to service based vesting. The 2014 LTIP Units vest 25% per year on each of the first four anniversaries of the initial grant date. In December 2014, the Company achieved the performance criteria and all of the 2014 LTIP Units awarded were earned by the recipients, subject to satisfaction of service based vesting conditions. The 2014 LTIP Units are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company subject to a ten year liquidity restriction.

The estimated fair value of the 2015 LTIP Units and 2014 LTIP Units were determined on the grant date using Monte Carlo simulations under a risk-neutral premise and considered Essex’s stock price on the date of grant, the unpaid dividends on unvested units and the discount factor for 10 years of illiquidity.

Prior to 2013, the Company issued Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership. Vesting in the Z Units is based on performance criteria established in the plan. The criteria can be revised by the Compensation Committee of the Board of Directors if the Committee deems that the plan's criterion is unachievable for any given year. The sale of Z Units is contractually prohibited. Z Units are convertible into Operating Partnership units which are exchangeable for shares of the Company’s common stock that have marketability restrictions. The estimated fair value of Z Units were determined on the grant date and considered the Company's stock price on the date of grant, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity. Compensation expense is calculated by multiplying estimated vesting increases for the period by the estimated fair value as of the grant date.

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

Stock-based compensation expense for LTIP and Z Units under the fair value method totaled approximately $1.8 million, $2.7 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately $0.5 million, $0.6 million, and $0.5 million, for the years ended December 31, 2017, 2016, and 2015, respectively. The intrinsic value of the vested and unvested LTIP Units totaled $57.1 million as of December 31, 2017. Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans totaled $1.6 million as of December 31, 2017. On a weighted average basis, the unamortized cost for the 2014 and 2015 LTIP Units and the Z Units is expected to be recognized over the next 1.2 years to 7.5 years, depending on certain performance targets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

The following table summarizes information about the LTIP Units outstanding as of December 31, 2017:

	Long Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2014	181,919	151,067	332,986	$71.14	10.5
Granted	—	—	—
Vested	36,650	(36,650)	—
Converted	(74,384)	—	(74,384)
Cancelled	—	(8,260)	(8,260)
Balance, December 31, 2015	144,185	106,157	250,342	$75.41	9.5
Granted	—	—	—
Vested	36,842	(36,842)	—
Converted	—	—	—
Cancelled	—	(9,288)	(9,288)
Balance, December 31, 2016	181,027	60,027	241,054	$75.11	8.5
Granted	—	—	—
Vested	32,961	(32,961)	—
Converted	(688)	—	(688)
Cancelled	—	(3,854)	(3,854)
Balance, December 31, 2017	213,300	23,212	236,512	$75.03	7.5

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2017, 2016, and 2015 ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues:
Southern California	$596,217	$561,094	$507,536
Northern California	505,313	453,140	407,590
Seattle Metro	229,871	217,259	201,417
Other real estate assets	22,924	54,230	68,955
Total property revenues	$1,354,325	$1,285,723	$1,185,498
Net operating income:
Southern California	$409,133	$382,312	$340,797
Northern California	363,238	325,394	291,168
Seattle Metro	156,404	148,279	136,579
Other real estate assets	20,008	40,811	53,446
Total net operating income	948,783	896,796	821,990
Management and other fees from affiliates	9,574	8,278	8,909
Depreciation and amortization	(468,881)	(441,682)	(453,423)
General and administrative	(41,385)	(40,751)	(40,090)
Merger and integration expenses	—	—	(3,798)
Acquisition and investment related costs	(1,569)	(1,841)	(2,414)
Interest expense	(222,894)	(219,654)	(204,827)
Total return swap income	10,098	11,716	5,655
Interest and other income	24,604	27,305	19,143
Equity income from co-investments	86,445	48,698	21,861
Loss on early retirement of debt	(1,796)	(606)	(6,114)
Gain on sale of real estate and land	26,423	154,561	47,333
Deferred tax expense on gain on sale of real estate and land	—	(4,410)	—
Gain on remeasurement of co-investment	88,641	—	34,014
Net income	$458,043	$438,410	$248,239

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2017 and 2016 ($ in thousands):

	As of December 31,
Assets:	2017	2016
Southern California	$4,788,225	$4,924,792
Northern California	4,215,449	3,791,549
Seattle Metro	1,520,372	1,570,340
Other real estate assets	55,488	78,079
Net reportable operating segments - real estate assets	10,579,534	10,364,760
Real estate under development	355,735	190,505
Co-investments	1,155,984	1,161,275
Real estate held for sale, net	—	101,957
Cash and cash equivalents, including restricted cash	61,126	170,302
Marketable securities	190,004	139,189
Notes and other receivables	100,926	40,970
Prepaid expenses and other assets	52,397	48,450
Total assets	$12,495,706	$12,217,408

(14) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $1.8 million, $1.8 million, and $1.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(15) Commitments and Contingencies

As of December 31, 2017, the Company had seven ground leases for certain apartment communities and buildings that expire between 2027 and 2082. Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities, some of which may be subject to future adjustments, which are not contemplated in the disclosed minimum lease commitments. The total minimum lease commitments, under ground-leases and operating leases, for each of the years ending December 31 is summarized as follows ($ in thousands):

Total Minimum
Lease Commitments
2018	$4,723
2019	4,782
2020	4,842
2021	4,905
2022	4,970
Thereafter	112,361
$136,583

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
December 31, 2017, 2016, and 2015

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

There continue to be lawsuits against owners and managers of certain of the Company's apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2017, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”). Through PWI, the Company is self-insured for earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2017, PWI has cash and marketable securities of approximately $81.8 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

The Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations.  We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(16) Subsequent Events

In January 2018, The Village at Toluca Lake, a BEX III property, repaid a $29.5 million related party bridge loan from the Operating Partnership.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

(17) Quarterly Results of Operations (Unaudited)

Essex Property Trust, Inc.

The following is a summary of quarterly results of operations for 2017 and 2016 ($ in thousands, except per share and dividend amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2017:
Total property revenues	$342,417	$341,974	$336,766	$333,168
Net income	$109,662	$85,035	$75,795	$187,551
Net income available to common stockholders	$103,613	$79,723	$70,759	$178,964
Per share data:
Net income:
Basic (1)	$1.57	$1.21	$1.08	$2.73
Diluted (1)	$1.57	$1.21	$1.08	$2.72
Market price:
High	$264.07	$270.04	$268.97	$238.57
Low	$237.33	$249.46	$229.14	$218.41
Close	$241.37	$254.03	$257.27	$231.53
Dividends declared	$1.75	$1.75	$1.75	$1.75
2016:
Total property revenues	$326,905	$327,078	$319,562	$312,178
Net income	$204,517	$70,162	$76,824	$86,907
Net income available to common stockholders	$195,569	$65,561	$72,013	$77,981
Per share data:
Net income:
Basic (1)	$2.98	$1.00	$1.10	$1.19
Diluted (1)	$2.98	$1.00	$1.10	$1.19
Market price:
High	$234.07	$236.56	$237.50	$240.55
Low	$200.01	$217.16	$207.20	$191.25
Close	$232.50	$222.70	$228.09	$233.86
Dividends declared	$1.60	$1.60	$1.60	$1.60

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

Essex Portfolio, L.P.

The following is a summary of quarterly results of operations for 2017 and 2016 ($ in thousands, except per unit and distribution amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2017:
Total property revenues	$342,417	$341,974	$336,766	$333,168
Net income	$109,662	$85,035	$75,795	$187,551
Net income available to common unitholders	$107,149	$82,444	$73,181	$185,110
Per unit data:
Net income:
Basic (1)	$1.57	$1.21	$1.08	$2.73
Diluted (1)	$1.57	$1.21	$1.08	$2.72
Distributions declared	$1.75	$1.75	$1.75	$1.75
2016:
Total property revenues	$326,905	$327,078	$319,562	$312,178
Net income	$204,517	$70,162	$76,824	$86,907
Net income available to common unitholders	$202,201	$67,784	$74,463	$80,765
Per unit data:
Net income:
Basic (1)	$2.98	$1.00	$1.10	$1.19
Diluted (1)	$2.98	$1.00	$1.10	$1.19
Distributions declared	$1.60	$1.60	$1.60	$1.60

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Avondale at Warner Center	446	Woodland Hills, CA	$42,844	$10,536	$24,522	$21,096	$10,601	$45,553	$56,154	$(30,410)	1970	Jan-99	3-30
Bel Air	462	San Ramon, CA	50,386	12,105	18,252	35,236	12,682	52,911	65,593	(33,713)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	50,337	21,725	92,091	1,266	21,725	93,357	115,082	(12,712)	2009	Apr-14	5-30
BellCentre	248	Bellevue, WA	38,024	16,197	67,207	3,529	16,197	70,736	86,933	(10,053)	2001	Apr-14	5-30
Belmont Station	275	Los Angeles, CA	29,654	8,100	66,666	6,176	8,267	72,675	80,942	(26,071)	2009	Mar-09	3-30
Brookside Oaks	170	Sunnyvale, CA	18,152	7,301	16,310	25,695	10,328	38,978	49,306	(20,377)	1973	Jun-00	3-30
Carmel Creek	348	San Diego, CA	61,009	26,842	107,368	5,271	26,842	112,639	139,481	(16,153)	2000	Apr-14	5-30
City View	572	Hayward, CA	64,094	9,883	37,670	26,670	10,350	63,873	74,223	(44,300)	1975	Mar-98	3-30
Courtyard off Main	110	Bellevue, WA	14,846	7,465	21,405	3,757	7,465	25,162	32,627	(6,700)	2000	Oct-10	3-30
Domaine	92	Seattle, WA	14,029	9,059	27,177	920	9,059	28,097	37,156	(5,183)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	10,406	4,758	14,285	6,476	4,757	20,762	25,519	(7,508)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	20,684	15,066	45,249	3,191	15,066	48,440	63,506	(5,793)	1994	Jul-14	3-30
Fairhaven Apartments	164	Santa Ana, CA	18,533	2,626	10,485	7,741	2,957	17,895	20,852	(9,600)	1970	Nov-01	3-30
Form 15	242	San Diego, CA	46,189	24,510	72,221	4,734	25,540	75,925	101,465	(4,850)	2014	Mar-16	3-30
Foster's Landing	490	Foster City, CA	93,585	61,714	144,000	8,245	61,714	152,245	213,959	(22,269)	1987	Apr-14	5-30
Fountains at River Oaks	226	San Jose, CA	31,056	26,046	60,773	3,652	26,046	64,425	90,471	(9,116)	1990	Apr-14	3-30
Fountain Park	705	Playa Vista, CA	82,503	25,073	94,980	31,832	25,203	126,682	151,885	(65,049)	2002	Feb-04	3-30
Hidden Valley	324	Simi Valley, CA	29,327	14,174	34,065	4,607	9,674	43,172	52,846	(19,168)	2004	Dec-04	3-30
Highlands at Wynhaven	333	Issaquah, WA	30,240	16,271	48,932	12,255	16,271	61,187	77,458	(21,289)	2000	Aug-08	3-30
Highridge	255	Rancho Palos Verdes, CA	69,238	5,419	18,347	30,726	6,073	48,419	54,492	(33,537)	1972	May-97	3-30
Hillcrest Park	608	Newbury Park, CA	62,780	15,318	40,601	19,704	15,755	59,868	75,623	(37,377)	1973	Mar-98	3-30
Huntington Breakers	342	Huntington Beach, CA	35,192	9,306	22,720	20,267	9,315	42,978	52,293	(25,931)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	8,216	3,467	7,881	7,588	3,474	15,462	18,936	(12,067)	1985	Oct-94	3-30
1000 Kiely	121	Santa Clara, CA	34,868	9,359	21,845	7,652	9,359	29,497	38,856	(8,954)	1971	Mar-11	3-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,205	8,190	24,736	16,649	8,191	41,384	49,575	(18,214)	1963	Sep-07	3-30
Mill Creek at Windermere	400	San Ramon, CA	45,419	29,551	69,032	4,700	29,551	73,732	103,283	(26,212)	2005	Sep-07	3-30
Mirabella	188	Marina Del Rey, CA	41,509	6,180	26,673	14,952	6,270	41,535	47,805	(22,805)	2000	May-00	3-30
Montanosa	472	San Diego, CA	61,222	26,697	106,787	4,611	26,697	111,398	138,095	(15,660)	1990	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	43,261	4,842	19,776	24,901	4,997	44,522	49,519	(37,862)	1973	Dec-88	3-30
Montebello	248	Kirkland, WA	25,569	13,857	41,575	4,524	13,858	46,098	59,956	(9,729)	1996	Jul-12	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Montejo Apartments	124	Garden Grove, CA	13,196	1,925	7,685	3,871	2,194	11,287	13,481	(5,901)	1974	Nov-01	3-30
Park Highland	250	Bellevue, WA	25,910	9,391	38,224	11,622	9,391	49,846	59,237	(8,048)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	26,607	7,284	21,937	7,460	7,284	29,397	36,681	(13,241)	1999	Feb-99	3-30
Pinnacle at Fullerton	192	Fullerton, CA	26,094	11,019	45,932	2,707	11,019	48,639	59,658	(6,843)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	17,794	7,760	31,041	1,880	7,760	32,921	40,681	(4,530)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	37,726	15,810	66,401	4,039	15,810	70,440	86,250	(9,747)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	38,649	17,023	68,093	3,245	17,023	71,338	88,361	(10,033)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	43,166	19,292	77,168	2,228	19,292	79,396	98,688	(11,091)	2002	Apr-14	5-30
Sage at Cupertino	230	San Jose, CA	51,938	35,719	53,449	1,495	35,719	54,944	90,663	(1,457)	1971	Mar-17	3-30
Stevenson Place	200	Fremont, CA	20,247	996	5,582	11,717	1,001	17,294	18,295	(12,155)	1975	Apr-00	3-30
Summerhill Park	100	Sunnyvale, CA	12,538	2,654	4,918	10,949	2,656	15,865	18,521	(8,777)	1988	Sep-88	3-30
The Audrey at Belltown	137	Seattle, WA	20,521	9,228	36,911	778	9,228	37,689	46,917	(5,163)	1992	Apr-14	5-30
The Barkley (3)	161	Anaheim, CA	15,358	—	8,520	6,515	2,353	12,682	15,035	(7,483)	1984	Apr-00	3-30
The Bernard	63	Seattle, WA	8,531	3,699	11,345	584	3,689	11,939	15,628	(2,587)	2008	Sep-11	3-30
The Dylan	184	West Hollywood, CA	59,468	19,984	82,286	608	19,990	82,888	102,878	(9,097)	2015	Mar-15	3-30
The Huntington	276	Huntington Beach, CA	28,799	10,374	41,495	4,741	10,374	46,236	56,610	(9,671)	1975	Jun-12	3-30
The Huxley	187	West Hollywood, CA	54,155	19,362	75,641	1,033	19,371	76,665	96,036	(8,608)	2014	Mar-15	3-30
The Landing at Jack London Square	282	Oakland, CA	51,246	33,554	78,292	5,314	33,554	83,606	117,160	(12,370)	2001	Apr-14	5-30
The Palisades	192	Bellevue, WA	19,338	1,560	6,242	12,709	1,565	18,946	20,511	(16,021)	1977	May-90	3-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	54,450	23,584	94,334	6,569	23,584	100,903	124,487	(14,019)	1988	Apr-14	5-30
The Waterford	238	San Jose, CA	29,760	11,808	24,500	14,581	15,165	35,724	50,889	(20,491)	2000	Jun-00	3-30
Valley Park	160	Fountain Valley, CA	21,400	3,361	13,420	5,744	3,761	18,764	22,525	(9,907)	1969	Nov-01	3-30
Villa Angelina	256	Placentia, CA	27,869	4,498	17,962	7,044	4,962	24,542	29,504	(13,340)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	56,474	38,299	89,365	1,449	38,299	90,814	129,113	(12,672)	2010	Apr-14	5-30
Wandering Creek	156	Kent, WA	5,239	1,285	4,980	4,203	1,296	9,172	10,468	(7,166)	1986	Nov-95	3-30
Wilshire Promenade	149	Fullerton, CA	16,567	3,118	7,385	8,781	3,797	15,487	19,284	(9,891)	1992	Jan-97	3-30
	14,988		$2,008,417	$764,224	$2,416,739	$510,489	$774,421	$2,917,031	$3,691,452	$(868,971)

Unencumbered Communities
8th & Hope	290	Los Angeles, CA	$—	$29,279	$169,350	$2,207	$29,279	$171,557	$200,836	$(18,558)	2014	Feb-15	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	7,794	32,136	136,337	168,473	(19,336)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	1,968	5,869	25,945	31,814	(8,463)	2010	Oct-10	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	1,195	11,923	48,885	60,808	(6,765)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	8,111	4,982	27,824	32,806	(14,106)	1971	Dec-02	3-30
Anavia	250	Anaheim, CA	—	15,925	63,712	7,649	15,925	71,361	87,286	(17,162)	2009	Dec-10	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	525	4,726	14,755	19,481	(2,501)	2009	Jan-13	3-30
Apex	366	Milpitas, CA	—	44,240	103,251	2,512	44,240	105,763	150,003	(11,748)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	11,921	58,442	187,247	245,689	(27,261)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	1,806	3,924	13,668	17,592	(2,937)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	373	23,550	94,184	117,734	(3,442)	2014	Dec-16	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	1,349	32,379	139,289	171,668	(11,397)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	14,013	27,235	78,416	105,651	(10,003)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	680	—	50,493	50,493	(7,820)	2013	Apr-14	5-30
Axis 2300	115	Irvine, CA	—	5,405	33,585	1,559	5,405	35,144	40,549	(11,130)	2010	Aug-10	3-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	3,060	17,247	43,403	60,650	(11,390)	2004	Sep-10	3-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	1,104	5,401	22,907	28,308	(6,181)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	6,203	4,473	16,466	20,939	(7,161)	1974	Oct-06	3-30
Bennett Lofts	165	San Francisco, CA	—	21,771	50,800	28,948	28,371	73,148	101,519	(13,218)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	2,738	10,802	45,947	56,749	(6,542)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	3,985	2,503	13,891	16,394	(6,742)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	12,963	3,580	21,085	24,665	(16,059)	1978	Jan-96	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	5,812	1,531	11,711	13,242	(8,081)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	4,966	2,656	15,733	18,389	(11,110)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	8,861	5,293	20,699	25,992	(12,709)	1989	Jan-95	3-30
416 on Broadway	115	Glendale, CA	—	8,557	34,235	2,296	8,557	36,531	45,088	(9,509)	2009	Dec-10	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	75,593	11,639	103,323	114,962	(43,100)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	6,100	11,075	31,232	42,307	(21,946)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	2,492	18,185	75,231	93,416	(10,691)	1998	Apr-14	5-30
Camino Ruiz Square	159	Camarillo, CA	—	6,871	26,119	1,886	6,931	27,945	34,876	(10,569)	1990	Dec-06	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	3,404	19,088	47,877	66,965	(17,672)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	7,017	4,693	25,304	29,997	(13,092)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	9,040	4,048	21,649	25,697	(12,460)	1961	Sep-01	3-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	6,128	16,725	73,029	89,754	(10,364)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	2,886	14,968	62,757	77,725	(8,747)	1989	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Castle Creek	216	Newcastle, WA	—	4,149	16,028	3,760	4,833	19,104	23,937	(13,088)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	1,043	6,714	27,899	34,613	(3,890)	1987	Apr-14	5-30
CBC Apartments & The Sweeps	239	Goleta, CA	—	11,841	45,320	6,162	11,906	51,417	63,323	(22,887)	1962	Jan-06	3-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	5,923	5,652	22,256	27,908	(10,561)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	21,252	3,442	28,958	32,400	(16,021)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	1,750	6,582	17,439	24,021	(5,821)	2002	Jul-08	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	262	7,276	22,488	29,764	(2,737)	2013	May-14	3-30
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	2,603	5,801	20,018	25,819	(5,368)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	1,958	13,912	57,607	71,519	(8,058)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	4,772	4,187	21,342	25,529	(11,005)	1976	Dec-02	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	7,616	37,579	95,301	132,880	(13,111)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	2,113	21,478	52,229	73,707	(7,425)	1996	Apr-14	5-30
Delano	126	Redmond, WA	—	7,470	22,511	1,167	7,470	23,678	31,148	(4,984)	2005	Dec-11	3-30
Devonshire	276	Hemet, CA	—	3,470	13,786	3,935	3,482	17,709	21,191	(9,455)	1988	Dec-02	3-30
Domain	379	San Diego, CA	—	23,848	95,394	1,298	23,848	96,692	120,540	(13,510)	2013	Nov-13	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	1,468	8,458	35,300	43,758	(5,018)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	5,199	3,449	13,000	16,449	(9,551)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	284	13,378	53,524	66,902	(1,953)	2012	Dec-16	3-30
Enso	183	San Jose, CA	—	21,397	71,135	1,153	21,397	72,288	93,685	(5,238)	2014	Dec-15	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	11,945	18,429	51,772	70,201	(24,281)	2002	Apr-04	3-30
Essex Skyline	349	Santa Ana, CA	—	21,537	146,099	6,340	21,537	152,439	173,976	(29,843)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	5,345	3,649	18,657	22,306	(12,816)	1990	Jun-97	3-30
Fairway Apartments at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	7,583	—	15,433	15,433	(9,692)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	3,122	5,297	18,685	23,982	(8,928)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	39,142	2,440	48,958	51,398	(38,723)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	10,086	5,964	23,989	29,953	(15,203)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	2,362	3,731	16,892	20,623	(8,351)	1998	Oct-03	3-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	11,409	6,585	38,832	45,417	(23,649)	2000	Mar-00	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	2,775	8,879	55,126	64,005	(15,677)	2010	Apr-10	3-30
Fox Plaza	444	San Francisco, CA	—	39,731	92,706	20,638	39,731	113,344	153,075	(21,219)	1968	Feb-13	3-30
Hampton Place/Hampton Court	215	Glendale, CA	—	6,695	16,753	24,885	6,733	41,600	48,333	(18,798)	1970	Jun-99	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	22,145	22,000	116,826	138,826	(49,216)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	2,825	4,208	19,572	23,780	(7,105)	1965	Mar-07	3-30
Joule	295	Seattle, WA	—	14,558	69,417	4,295	14,558	73,712	88,270	(21,397)	2010	Mar-10	3-30
Kings Road	196	Los Angeles, CA	—	4,023	9,527	14,593	4,031	24,112	28,143	(14,090)	1979	Jun-97	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	2,065	17,774	43,538	61,312	(6,023)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	5,920	38,155	94,948	133,103	(14,103)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	6,231	1,595	12,625	14,220	(9,082)	1981	Dec-96	3-30
Lawrence Station	336	Sunnyvale, CA	—	45,532	106,735	1,100	45,532	107,835	153,367	(18,224)	2012	Apr-14	5-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	11,787	3,092	19,206	22,298	(14,464)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	8,640	4,760	27,185	31,945	(13,889)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	27,613	—	55,780	55,780	(23,105)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	14,699	5,324	31,126	36,450	(22,342)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	2,314	1,562	8,410	9,972	(5,316)	1987	May-00	3-30
MB 360	360	San Francisco, CA	—	21,421	114,376	122,654	42,001	216,450	258,451	(21,619)	2014	Apr-14	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	1,730	1,894	9,222	11,116	(4,691)	1963	Dec-02	3-30
Mio	103	San Jose, CA	—	11,012	39,982	367	11,012	40,349	51,361	(2,786)	2015	Jan-16	3-30
Mira Monte	354	Mira Mesa, CA	—	7,165	28,459	10,588	7,186	39,026	46,212	(22,220)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	14,330	7,886	37,310	45,196	(24,621)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	6,780	10,167	45,490	55,657	(20,326)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	3,457	46,499	111,955	158,454	(15,669)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	4,469	31,429	77,803	109,232	(11,188)	1989	Apr-14	5-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	6,410	2,424	11,914	14,338	(7,386)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	2,724	7,823	36,159	43,982	(11,275)	2011	Feb-11	3-30
Museum Park	117	San Jose, CA	—	13,864	32,348	1,236	13,864	33,584	47,448	(4,777)	2002	Apr-14	5-30
Palm Valley	1,098	San Jose, CA	—	133,802	312,205	2,035	133,802	314,240	448,042	(10,741)	2008	Jan-17	3-30
Paragon Apartments	301	Fremont, CA	—	32,230	77,320	1,367	32,230	78,687	110,917	(9,136)	2013	Jul-14	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	3,068	4,710	21,907	26,617	(4,823)	2002	Jun-12	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	3,023	15,894	66,597	82,491	(9,304)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	11,930	9,424	33,918	43,342	(7,730)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	2,441	10,680	45,163	55,843	(6,492)	1989	Apr-14	5-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	20,235	6,239	34,836	41,075	(29,186)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	11,186	19,848	70,792	90,640	(9,660)	1969	May-14	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Pinehurst (8)	28	Ventura, CA	—	—	1,711	548	—	2,259	2,259	(1,249)	1973	Dec-04	3-24
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	2,602	14,647	61,188	75,835	(8,496)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	11,908	4,505	29,513	34,018	(15,789)	1963	Aug-98	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	18	11,702	152,354	164,056	(20,701)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	8,023	6,873	24,060	30,933	(7,372)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	3,312	3,184	16,049	19,233	(5,377)	1989	Dec-09	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	4,122	27,870	115,604	143,474	(16,189)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	1,104	25,073	122,418	147,491	(12,990)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	2,018	3,801	13,417	17,218	(7,639)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	6,660	3,331	14,154	17,485	(11,623)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	10,473	4,173	69,434	73,607	(20,152)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	30,439	22,866	59,340	82,206	(28,461)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	6,383	9,582	46,699	56,281	(12,474)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	3,407	2,820	14,569	17,389	(7,412)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	3,892	19,292	81,060	100,352	(11,419)	1986	Apr-14	5-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	709	7,379	22,847	30,226	(3,446)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	4,598	34,444	151,860	186,304	(24,629)	2014	Apr-14	5-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	6,516	3,201	19,085	22,286	(12,875)	1986	Oct-97	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	5,915	5,977	29,567	35,544	(15,594)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	1,892	13,915	59,592	73,507	(8,120)	2008	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	299	6,964	30,221	37,185	(3,810)	2014	Mar-14	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	1,459	6,939	22,136	29,075	(8,056)	2006	Jun-07	3-30
The Commons	264	Campbell, CA	—	12,555	29,307	7,370	12,556	36,676	49,232	(10,676)	1973	Jul-10	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	15,566	2,824	25,835	28,659	(18,311)	1981	Jan-97	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	6,100	4,531	95,308	99,839	(30,858)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	53,126	8,385	51,737	60,122	(26,284)	1972	Apr-97	3-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	5,029	1,618	8,893	10,511	(5,311)	1971	Jun-97	3-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	2,107	13,574	56,405	69,979	(8,211)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	3,693	21,930	91,413	113,343	(12,928)	1985	Apr-14	5-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	4,972	13,661	58,299	71,960	(27,577)	2001	Jan-01	3-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	1,541	6,949	29,337	36,286	(4,050)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	2,916	3,890	11,304	15,194	(7,610)	1985	Oct-97	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Via	284	Sunnyvale, CA	—	22,000	82,270	2,338	22,016	84,592	106,608	(21,879)	2011	Jul-11	3-30
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	5,382	13,842	60,749	74,591	(8,651)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	3,298	6,488	40,066	46,554	(5,852)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	8,575	5,573	20,476	26,049	(9,931)	1963	Aug-04	3-30
Vox Apartments	58	Seattle, WA	—	5,545	16,635	121	5,545	16,756	22,301	(2,360)	2013	Oct-13	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	4,734	4,887	23,873	28,760	(11,505)	1964	Oct-03	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	11,422	2,258	18,429	20,687	(12,639)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	12,392	43,194	113,422	156,616	(21,870)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	1,828	30,535	93,432	123,967	(13,001)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	8,806	56,932	220,804	277,736	(35,159)	2014	Apr-14	5-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	16,224	4,021	26,535	30,556	(19,282)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	22,839	2,044	31,562	33,606	(18,755)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	3,974	5,341	25,000	30,341	(11,682)	1987	Dec-04	3-30
	34,441		$—	$1,893,634	$6,586,618	$1,153,401	$1,940,335	$7,693,318	$9,633,653	$(1,887,074)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Derian Office Building	106,564	Irvine, CA	—	3,079	12,315	8,332	4,308	19,418	23,726	(13,252)	1983	Jul-00	3-30
	106,564		$—	$3,079	$12,315	$8,332	$4,308	$19,418	$23,726	$(13,252)

Total			$2,008,417	$2,660,937	$9,015,672	$1,672,222	$2,719,064	$10,629,767	$13,348,831	$(2,769,297)
 (1) The aggregate cost for federal income tax purposes is approximately $10.6 billion (unaudited).
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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

A summary of activity for rental properties and accumulated depreciation is as follows:

	2017	2016	2015		2017	2016	2015
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$12,676,306	$12,331,469	$11,244,681	Balance at beginning of year	$2,311,546	$1,949,892	$1,564,806
Acquisition, development, and improvement of real estate	700,892	609,669	1,333,102	Depreciation expense	464,043	432,165	402,687
Disposition of real estate and other	(28,367)	(264,832)	(246,314)	Depreciation expense - Disposals and other	(6,292)	(70,511)	(17,601)
Balance at the end of year	$13,348,831	$12,676,306	$12,331,469	Balance at the end of year	$2,769,297	$2,311,546	$1,949,892

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

3.2
Sixth Amended and Restated Bylaws of Essex Property Trust, Inc. (as of February 21, 2017), attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference.

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

4.10
Indenture, dated April 10, 2017, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.625% Senior Notes due 2027 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 10, 2017, and incorporated herein by reference.

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

10.28
Seventh Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 24, 2017, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on February 24, 2017 and incorporated herein by reference.

10.29
Second Amended and Restated Revolving Credit Agreement, dated as of January 17, 2018, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 18, 2018, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 22, 2018.

ESSEX PROPERTY TRUST, INC.

By: /S/ ANGELA L. KLEIMAN
Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ JOHN FARIAS
John Farias
Senior Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By: Essex Property Trust, Inc., its general partner

By: /S/ ANGELA L. KLEIMAN
Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ JOHN FARIAS
John Farias
Senior Vice President, Chief Accounting Officer

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

Signature	Title	Date

/S/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 22, 2018

/S/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 22, 2018

/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 22, 2018

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 22, 2018

/S/ GARY P. MARTIN Gary P. Martin	Director	February 22, 2018

/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	February 22, 2018

/S/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 22, 2018

/S/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 22, 2018

/S/ JANICE L. SEARS Janice L. Sears	Director	February 22, 2018

S-2