Form 10-Q
period 2018-03-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2018-05-04
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-13106 (Essex Property Trust, Inc.)
Commission file number 333-44467-01 (Essex Portfolio, L.P.)

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

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,046,207 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 30, 2018.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2018 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

Essex is the general partner of EPLP and as the sole general partner of EPLP, Essex has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and Essex contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, Essex receives a number of Operating Partnership limited partnership units (“OP Units”) equal to the number of shares of common stock it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged into Essex common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units issued to Essex and shares of common stock.

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

The Company believes it is important to understand the few differences between Essex and EPLP in the context of how Essex and EPLP operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various condensed consolidated partnerships and joint venture partners. The noncontrolling interest in Essex's consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unit holders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at Essex and Operating Partnership levels.

To help investors understand the significant differences between Essex and the Operating Partnership, this report on Form 10-Q provides separate consolidated financial statements for Essex and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of stockholders' equity or partners' capital, and earnings per share/unit, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of Essex and the Operating Partnership in order to establish that the requisite certifications have been made and that Essex and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. §1350.

In order to highlight the differences between Essex and the Operating Partnership, the separate sections in this report on Form 10-Q for Essex and the Operating Partnership specifically refer to Essex and the Operating Partnership. In the sections that combine disclosure of Essex and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership. The separate discussions of Essex and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2017.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	March 31, 2018	December 31, 2017
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,719,064
Buildings and improvements	10,657,671	10,629,767
	13,376,735	13,348,831
Less: accumulated depreciation	(2,888,130)	(2,769,297)
	10,488,605	10,579,534
Real estate under development	395,710	355,735
Co-investments	1,290,957	1,155,984
	12,175,272	12,091,253
Cash and cash equivalents-unrestricted	121,954	44,620
Cash and cash equivalents-restricted	17,124	16,506
Marketable securities	197,745	190,004
Notes and other receivables (includes related party receivables of $9.9 million and $41.2 million as of March 31, 2018 and December 31, 2017, respectively)	70,525	100,926
Prepaid expenses and other assets	60,047	52,397
Total assets	$12,642,667	$12,495,706

LIABILITIES AND EQUITY
Unsecured debt, net	$3,797,923	$3,501,709
Mortgage notes payable, net	1,921,047	2,008,417
Lines of credit	—	179,000
Accounts payable and accrued liabilities	179,641	127,501
Construction payable	48,223	51,770
Dividends payable	129,038	121,420
Distributions in excess of investments in co-investments	—	36,726
Other liabilities	33,477	33,132
Total liabilities	6,109,349	6,059,675
Commitments and contingencies
Redeemable noncontrolling interest	41,159	39,206
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 66,044,441 and 66,054,399 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,127,248	7,129,571
Distributions in excess of accumulated earnings	(743,773)	(833,726)
Accumulated other comprehensive loss, net	(14,709)	(18,446)
Total stockholders' equity	6,368,773	6,277,406
Noncontrolling interest	123,386	119,419
Total equity	6,492,159	6,396,825
Total liabilities and equity	$12,642,667	$12,495,706

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental and other property	$344,947	$333,168
Management and other fees from affiliates	2,308	2,236
	347,255	335,404
Expenses:
Property operating, excluding real estate taxes	57,250	56,136
Real estate taxes	37,713	35,868
Corporate-level property management expenses	7,770	7,509
Depreciation and amortization	119,105	115,503
General and administrative	14,813	10,601
Expensed acquisition and investment related costs	57	556
	236,708	226,173
Earnings from operations	110,547	109,231
Interest expense	(54,861)	(54,583)
Total return swap income	2,270	2,584
Interest and other income	5,909	6,764
Equity income from co-investments	32,774	10,899
Gain on sale of real estate and land	—	26,174
Gain on remeasurement of co-investment	—	86,482
Net income	96,639	187,551
Net income attributable to noncontrolling interest	(5,721)	(8,587)
Net income available to common stockholders	$90,918	$178,964
Comprehensive income	$102,815	$189,764
Comprehensive income attributable to noncontrolling interest	(5,926)	(8,661)
Comprehensive income attributable to controlling interest	$96,889	$181,103
Per share data:
Basic:
Net income available to common stockholders	$1.38	$2.73
Weighted average number of shares outstanding during the period	66,044,022	65,549,484
Diluted:
Net income available to common stockholders	$1.38	$2.72
Weighted average number of shares outstanding during the period	66,082,517	65,859,490
Dividend per common share	$1.86	$1.75

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the three months ended March 31, 2018
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount					Total
Balances at December 31, 2017	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	90,918	—	5,721	96,639
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(1)	—	(1)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	6,046	208	6,254
Change in fair value of marketable debt securities, net	—	—	—	—	(74)	(3)	(77)
Issuance of common stock under:
Stock option and restricted stock plans, net	7	—	1,222	—	—	—	1,222
Sale of common stock, net	—	—	(67)	—	—	—	(67)
Equity based compensation costs	—	—	2,253	—	—	277	2,530
Retirement of common stock, net	(17)	—	(3,774)	—	—	—	(3,774)
Cumulative effect upon adoption of ASU 2016-01	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU 2017-05	—	—	—	119,651	—	4,057	123,708
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,957)	—	—	4	(1,953)
Distributions to noncontrolling interest	—	—	—	—	—	(6,297)	(6,297)
Common stock dividends	—	—	—	(122,850)	—	—	(122,850)
Balances at March 31, 2018	66,044	$7	$7,127,248	$(743,773)	$(14,709)	$123,386	$6,492,159

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$96,639	$187,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,105	115,503
Amortization of discount on marketable securities	(4,157)	(3,573)
Amortization of (premium) discount and debt financing costs, net	(664)	(3,309)
Gain on sale of marketable securities and other investments	(680)	(1,605)
Unrealized loss on equity securities recognized through income	876	—
Earnings from co-investments	(32,774)	(10,899)
Operating distributions from co-investments	40,437	12,358
Accrued interest from notes and other receivables	(1,294)	(647)
Gain on the sale of real estate and land	—	(26,174)
Equity-based compensation	2,090	1,253
Gain on remeasurement of co-investment	—	(86,482)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(3,716)	(3,889)
Accounts payable and accrued liabilities	52,151	42,482
Other liabilities	345	737
Net cash provided by operating activities	268,358	223,306
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(2,873)	(187,917)
Redevelopment	(15,893)	(12,240)
Development acquisitions of and additions to real estate under development	(38,203)	(30,457)
Capital expenditures on rental properties	(14,947)	(10,885)
Investments in notes receivable	—	(8,750)
Collections of notes receivable	29,500	—
Proceeds from insurance for property losses	565	435
Proceeds from dispositions of real estate	—	131,230
Contributions to co-investments	(56,020)	(120,816)
Changes in refundable deposits	410	512
Purchases of marketable securities	(13,437)	(20,939)
Sales and maturities of marketable securities	9,579	24,903
Non-operating distributions from co-investments	2,330	55,025
Net cash used in investing activities	(98,989)	(179,899)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	298,773	250,000
Payments on unsecured debt and mortgage notes	(83,748)	(308,020)
Proceeds from lines of credit	256,832	404,562
Repayments of lines of credit	(435,832)	(353,329)
Retirement of common stock	(3,774)	—
Additions to deferred charges	(3,283)	(1,014)
Net proceeds from issuance of common stock	(67)	(65)
Net proceeds from stock options exercised	1,222	5,794
Payments related to tax withholding for share-based compensation	(11)	(33)
Distributions to noncontrolling interest	(5,926)	(5,425)
Redemption of noncontrolling interest	—	(1,070)

	Three Months Ended March 31,
	2018	2017
Common and preferred stock dividends paid	(115,603)	(104,857)
Net cash used in financing activities	(91,417)	(113,457)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	77,952	(70,050)
Unrestricted and restricted cash and cash equivalents at beginning of period	61,126	170,302
Unrestricted and restricted cash and cash equivalents at end of period	$139,078	$100,252

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $4.2 million and $3.3 million capitalized in 2018 and 2017, respectively	$40,306	$48,397
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$22,506
Transfers between real estate under development to rental properties, net	$1	$747
Transfer from real estate under development to co-investments	$365	$2,080
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$1,953	$731
Debt assumed in connection with acquisition	$—	$51,882

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

	March 31, 2018	December 31, 2017
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,719,064	$2,719,064
Buildings and improvements	10,657,671	10,629,767
	13,376,735	13,348,831
Less: accumulated depreciation	(2,888,130)	(2,769,297)
	10,488,605	10,579,534
Real estate under development	395,710	355,735
Co-investments	1,290,957	1,155,984
	12,175,272	12,091,253
Cash and cash equivalents-unrestricted	121,954	44,620
Cash and cash equivalents-restricted	17,124	16,506
Marketable securities	197,745	190,004
Notes and other receivables (includes related party receivables of $9.9 million and $41.2 million as of March 31, 2018 and December 31, 2017, respectively)	70,525	100,926
Prepaid expenses and other assets	60,047	52,397
Total assets	$12,642,667	$12,495,706

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,797,923	$3,501,709
Mortgage notes payable, net	1,921,047	2,008,417
Lines of credit	—	179,000
Accounts payable and accrued liabilities	179,641	127,501
Construction payable	48,223	51,770
Distributions payable	129,038	121,420
Distributions in excess of investments in co-investments	—	36,726
Other liabilities	33,477	33,132
Total liabilities	6,109,349	6,059,675
Commitments and contingencies
Redeemable noncontrolling interest	41,159	39,206
Capital:
General Partner:
Common equity (66,044,441 and 66,054,399 units issued and outstanding, respectively)	6,383,482	6,295,852
	6,383,482	6,295,852
Limited Partners:
Common equity (2,273,413 and 2,268,114 units issued and outstanding, respectively)	53,003	49,792
Accumulated other comprehensive loss	(11,281)	(15,229)
Total partners' capital	6,425,204	6,330,415
Noncontrolling interest	66,955	66,410
Total capital	6,492,159	6,396,825
Total liabilities and capital	$12,642,667	$12,495,706

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental and other property	$344,947	$333,168
Management and other fees from affiliates	2,308	2,236
	347,255	335,404
Expenses:
Property operating, excluding real estate taxes	57,250	56,136
Real estate taxes	37,713	35,868
Corporate-level property management expenses	7,770	7,509
Depreciation and amortization	119,105	115,503
General and administrative	14,813	10,601
Expensed acquisition and investment related costs	57	556
	236,708	226,173
Earnings from operations	110,547	109,231
Interest expense	(54,861)	(54,583)
Total return swap income	2,270	2,584
Interest and other income	5,909	6,764
Equity income from co-investments	32,774	10,899
Gain on sale of real estate and land	—	26,174
Gain on remeasurement of co-investment	—	86,482
Net income	96,639	187,551
Net income attributable to noncontrolling interest	(2,589)	(2,441)
Net income available to common unitholders	$94,050	$185,110
Comprehensive income	$102,815	$189,764
Comprehensive income attributable to noncontrolling interest	(2,589)	(2,441)
Comprehensive income attributable to controlling interest	$100,226	$187,323
Per unit data:
Basic:
Net income available to common unitholders	$1.38	$2.73
Weighted average number of common units outstanding during the period	68,317,435	67,801,718
Diluted:
Net income available to common unitholders	$1.38	$2.72
Weighted average number of common units outstanding during the period	68,355,930	68,111,724
Distribution per common unit	$1.86	$1.75

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the three months ended March 31, 2018
(In thousands)
(Unaudited)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
	Units	Amount	Units	Amount			Total
Balances at December 31, 2017	66,054	$6,295,852	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	90,918	—	3,132	—	2,589	96,639
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(1)	—	(1)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	6,254	—	6,254
Change in fair value of marketable debt securities, net	—	—	—	—	(77)	—	(77)
Issuance of common units under:
General partner's stock based compensation, net	7	1,222	—	—	—	—	1,222
Sale of common stock by general partner, net	—	(67)	—	—	—	—	(67)
Equity based compensation costs	—	2,253	5	277	—	—	2,530
Retirement of common units, net	(17)	(3,774)	—	—	—	—	(3,774)
Cumulative effect upon adoption of ASU 2016-01	—	2,234	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU 2017-05	—	119,651	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(1,957)	—	4	—	—	(1,953)
Distributions to noncontrolling interest	—	—	—	—	—	(2,044)	(2,044)
Distributions declared	—	(122,850)	—	(4,253)	—	—	(127,103)
Balances at March 31, 2018	66,044	$6,383,482	2,273	$53,003	$(11,281)	$66,955	$6,492,159

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$96,639	$187,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,105	115,503
Amortization of discount on marketable securities	(4,157)	(3,573)
Amortization of (premium) discount and debt financing costs, net	(664)	(3,309)
Gain on sale of marketable securities and other investments	(680)	(1,605)
Unrealized loss on equity securities recognized through income	876	—
Earnings from co-investments	(32,774)	(10,899)
Operating distributions from co-investments	40,437	12,358
Accrued interest from notes and other receivables	(1,294)	(647)
Gain on the sale of real estate and land	—	(26,174)
Equity-based compensation	2,090	1,253
Gain on remeasurement of co-investment	—	(86,482)
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(3,716)	(3,889)
Accounts payable and accrued liabilities	52,151	42,482
Other liabilities	345	737
Net cash provided by operating activities	268,358	223,306
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(2,873)	(187,917)
Redevelopment	(15,893)	(12,240)
Development acquisitions of and additions to real estate under development	(38,203)	(30,457)
Capital expenditures on rental properties	(14,947)	(10,885)
Investments in notes receivable	—	(8,750)
Collections of notes receivable	29,500	—
Proceeds from insurance for property losses	565	435
Proceeds from dispositions of real estate	—	131,230
Contributions to co-investments	(56,020)	(120,816)
Changes in refundable deposits	410	512
Purchases of marketable securities	(13,437)	(20,939)
Sales and maturities of marketable securities	9,579	24,903
Non-operating distributions from co-investments	2,330	55,025
Net cash used in investing activities	(98,989)	(179,899)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	298,773	250,000
Payments on unsecured debt and mortgage notes	(83,748)	(308,020)
Proceeds from lines of credit	256,832	404,562
Repayments of lines of credit	(435,832)	(353,329)
Retirement of common units	(3,774)	—
Additions to deferred charges	(3,283)	(1,014)
Net proceeds from issuance of common units	(67)	(65)
Net proceeds from stock options exercised	1,222	5,794
Payments related to tax withholding for share-based compensation	(11)	(33)
Distributions to noncontrolling interest	(2,267)	(5,425)
Redemption of noncontrolling interest	—	(1,070)

	Three Months Ended March 31,
	2018	2017
Common and preferred units and preferred interest distributions paid	(119,262)	(104,857)
Net cash used in financing activities	(91,417)	(113,457)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	77,952	(70,050)
Unrestricted and restricted cash and cash equivalents at beginning of period	61,126	170,302
Unrestricted and restricted cash and cash equivalents at end of period	$139,078	$100,252

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $4.2 million and $3.3 million capitalized in 2018 and 2017, respectively	$40,306	$48,397
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$22,506
Transfers between real estate under development to rental properties, net	$1	$747
Transfer from real estate under development to co-investments	$365	$2,080
Reclassifications to redeemable noncontrolling interest from general partner capital and noncontrolling interest	$1,953	$731
Debt assumed in connection with acquisition	$—	$51,882

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2017.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year’s presentation, including the reclassification of corporate-level property management expenses out of property operating, excluding real estate taxes to its own line item on the Company's condensed consolidated statements of income and comprehensive income.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.7% general partnership interest as of both March 31, 2018 and December 31, 2017. Total Operating Partnership limited partnership units (“OP Units”) outstanding were 2,273,413 and 2,268,114 as of March 31, 2018 and December 31, 2017, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $547.2 million and $547.5 million as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the Company owned or had ownership interests in 247 operating apartment communities, aggregating 60,240 apartment homes, excluding the Company’s ownership in preferred interest co-investments (collectively, the “Communities,” and individually, a “Community”), one operating commercial building and seven active developments (collectively, the “Portfolio”). The Communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Accounting Pronouncements Adopted in the Current Year

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers.” The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The new standard is effective for interim and annual periods beginning after December 15, 2017. The new standard may be applied using either a full retrospective or a modified approach upon adoption. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective approach. See Note 3, Revenues, for further details.

In January 2016, the FASB issued ASU No. 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires changes to the classification and measurement of investments in certain equity securities and to the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2016-01 as of January 1, 2018 using the modified retrospective method by applying a cumulative effect adjustment to retained earnings and partners' capital of $2.2 million, representing accumulated net unrealized gains of certain equity securities held by the Company. Furthermore, as a result of the adoption of this standard, the Company will recognize changes in the fair value of equity investments with readily determinable fair values through net income as opposed to comprehensive income.

In August 2016, the FASB issued ASU No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments,” which requires entities to adhere to a uniform classification and presentation of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The new standard

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

is effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2016-15 as of January 1, 2018 using the retrospective transition method. This amendment did not have a material impact on the Company's consolidated results of operations or financial position.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows,” which requires entities to include restricted cash and restricted cash equivalents in the reconciliation of beginning-of-period to the end-of-period of cash and cash equivalents in the statement of cash flows. This new standard seeks to eliminate the current diversity in practice in how changes in restricted cash and restricted cash equivalents is presented in the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2016-18 as of January 1, 2018 using the retrospective transition method. This amendment did not have a material impact on the Company's consolidated results of operations or financial position.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations: Clarifying the Definition of a Business,” (“ASU No. 2017-01”) which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Previously, U.S. GAAP did not specify the minimum inputs and processes required for an integrated set of assets and activities to meet the definition of a business, causing a broad interpretation of the definition of a business. The new standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2017-01 as of January 1, 2018 prospectively. The Company expects that substantially all of its acquisitions of communities will qualify as asset acquisitions and transaction costs related to these acquisitions will be capitalized upon adoption.

In February 2017, the FASB issued ASU No. 2017-05 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” (“ASU No. 2017-05”) which adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. The new standard is effective for interim and annual periods beginning after December 15, 2017. Management performed an evaluation of all of the Company's contracts that may be affected by the new standard. The Company adopted ASU No. 2017-05 concurrently with the adoption of ASU No. 2014-09 “Revenue from Contracts with Customers” as of January 1, 2018 using the modified-retrospective method by applying a cumulative effect adjustment to retained earnings and partners' capital of $123.7 million, representing the partial sale of its membership interest in BEX II, LLC (“BEX II”) during the fourth quarter of 2016.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which requires an entity that is a lessee to classify leases as either finance or operating and to recognize a lease liability and a right-of-use asset for all leases that have a duration of greater than 12 months. Leases of 12 months or less will be accounted for similar to existing guidance for operating leases today. For lessors, accounting for leases under the new standard will be substantially the same as existing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs. The new standard will be effective for the Company beginning on January 1, 2019 and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments,” which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The new standard will be effective for the Company beginning on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities,” which, among other things, requires entities to present the earnings effect of hedging instruments in the same income statement line item in which the earnings effect of the hedged item is reported. The new standard also adds new disclosure requirements. This new standard will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements). Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2018 and December 31, 2017, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, and investment funds that invest in U.S. treasury or agency securities. As of March 31, 2018 and December 31, 2017, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of March 31, 2018 and December 31, 2017, marketable securities consist of the following ($ in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$26,946	$(360)	$26,586
Investment funds - U.S. treasuries	11,250	(86)	11,164
Common stock and stock funds	39,620	2,459	42,079

Debt securities:
Available for sale
Investment-grade unsecured bonds	4,324	(118)	4,206
Held to maturity
Mortgage backed securities	113,710	—	113,710
Total - Marketable securities	$195,850	$1,895	$197,745

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$27,914	$(29)	$27,885
Investment funds - U.S. treasuries	10,999	(55)	10,944
Common stock and stock funds	34,329	2,973	37,302

Debt securities:
Available for sale
Investment-grade unsecured bonds	4,365	(40)	4,325
Held to maturity
Mortgage backed securities	109,548	—	109,548
Total - Marketable securities	$187,155	$2,849	$190,004

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended March 31, 2018 and 2017, the proceeds from sales and maturities of marketable securities totaled $9.6 million and $24.9 million, respectively, which resulted in $0.7 million and $1.6 million in realized gains, respectively, for such periods.

For the three months ended March 31, 2018, the portion of equity security unrealized gains and losses that were recognized in income totaled $0.9 million in unrealized losses and is included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidates the Operating Partnership, 16 limited partnerships, comprising eight communities, (the “DownREIT limited partnerships,”) and eight co-investments as of March 31, 2018. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $845.7 million and $266.4 million, respectively, as of March 31, 2018 and $837.7 million and $265.5 million, respectively, as of December 31, 2017. Noncontrolling interests in these entities were $67.2 million and $66.7 million as of March 31, 2018 and December 31, 2017, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2018 and December 31, 2017, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 12, “Equity Based Compensation Plans,” in the Company’s annual report on Form 10-K for the year ended December 31, 2017) are being amortized over the expected service periods.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2018 and December 31, 2017, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.1 billion and $4.9 billion, including premiums, discounts and debt financing costs, at March 31, 2018 and December 31, 2017, respectively, was approximately $5.1 billion and $5.0 billion. Management has estimated that the fair value of the Company’s $612.1 million and $792.9 million of variable rate debt, net of debt financing costs, at March 31, 2018 and December 31, 2017, respectively, was approximately $615.6 million and $793.9 million based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2018 and December 31, 2017 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of March 31, 2018 and December 31, 2017.

At March 31, 2018, the Company’s investments in mortgage backed securities had a carrying value of $113.7 million and the Company estimated the fair value to be approximately $122.8 million. At December 31, 2017, the Company’s investments in mortgage backed securities had a carrying value of $109.5 million and the Company estimated the fair value to be approximately $120.7 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine the expected discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $5.0 million and $4.8 million during the three months ended March 31, 2018 and 2017, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and the transaction will be accounted for as a business combination if the entity meets the definition of a business pursuant to ASU No. 2017-01, or an asset acquisition if the entity is not determined to be a business. A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company reports investments in co-investments where accumulated distributions have exceeded the Company’s investment as distributions in excess of investments in co-investments in the accompanying condensed consolidated balance sheets. As of December 31, 2017, the net investment of one of the Company’s co-investments was less than zero as a result of financing distributions in excess of the Company's investment in that co-investment. As a result of the Company's adoption of ASU No. 2017-05 on January 1, 2018, the carrying value of this co-investment was greater than zero as of March 31, 2018.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2017	$(20,641)	$2,195	$(18,446)
Cumulative effect upon adoption of ASU 2016-01	—	(2,234)	(2,234)
Other comprehensive income before reclassification	8,031	(74)	7,957
Amounts reclassified from accumulated other comprehensive loss	(1,985)	(1)	(1,986)
Other comprehensive income	6,046	(2,309)	3,737
Balance at March 31, 2018	$(14,595)	$(114)	$(14,709)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2017	$(17,417)	$2,188	$(15,229)
Cumulative effect upon adoption of ASU 2016-01	—	(2,228)	(2,228)
Other comprehensive income before reclassification	8,307	(77)	8,230
Amounts reclassified from accumulated other comprehensive loss	(2,053)	(1)	(2,054)
Other comprehensive income	6,254	(2,306)	3,948
Balance at March 31, 2018	$(11,163)	$(118)	$(11,281)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statement of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statement of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $41.2 million and $39.2 million as of March 31, 2018 and December 31, 2017, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2018 is as follows ($ in thousands):

Balance at December 31, 2017	$39,206
Reclassification due to change in redemption value and other	1,953
Redemptions	—
Balance at March 31, 2018	$41,159

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

Cash, Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash balances relate primarily to reserve requirements for capital replacement at certain communities in connection with the Company’s mortgage debt.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents - unrestricted	$121,954	$44,620	$84,344	$64,921
Cash and cash equivalents - restricted	17,124	16,506	15,908	105,381
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$139,078	$61,126	$100,252	$170,302

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

(2)  Significant Transactions During The Three Months Ended 2018 and Subsequent Events

Significant Transactions

Preferred Equity Investments

In January 2018, the Company received cash of $2.4 million for the full redemption of a preferred equity investment in a co-investment that holds property in Seattle, WA.

Notes Receivable

In January 2018, the Village at Toluca Lake, a property located in Burbank, CA and owned by BEX III, LLC (“BEX III”), a Company co-investment, paid off a $29.5 million bridge loan provided by the Company in November 2017. See Note 6, Related Party Transactions, for additional details related to the related party bridge loan.

Co-Investments

In March 2018, the BEXAEW, LLC (“BEXAEW”) joint venture operating agreement was amended, and the joint venture was extended. Under the amendment, the Company received a cash payment for promote income of $20.5 million, which is included in equity income from co-investments on the condensed consolidated statements of income and comprehensive income.

Senior Unsecured Debt

In March 2018, the Company issued $300.0 million of 30-year 4.500% senior unsecured notes. The interest is paid semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2018 until the maturity date of

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

March 15, 2048. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

Common Stock

In January 2018, the Company repurchased and retired 16,834 shares totaling $3.8 million, including commissions. As of March 31, 2018, the Company had $245.2 million of purchase authority remaining under the stock repurchase plan authorized by the Company's board of directors.

(3)  Revenues

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” using a modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with the old revenue recognition standard.

Based on a full analysis of applicable contracts, the Company determined that the new standard did not have an impact to reported revenues from prior or current periods.

Revenue Recognition

Revenue from Leasing

The Company generates revenues primarily from leasing apartment homes to tenants. Such leasing revenues are recorded when due from tenants and are recognized monthly as they are earned, which is not materially different than on a straight-line basis. Apartment homes are rented under short-term leases (generally, lease terms of 6 to 12 months). Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease.

The Company also generates other property-related revenue through the leasing of apartment homes, including storage income, pet rent, and other miscellaneous revenue. Similar to rental income, such revenues are recorded when due from tenants and recognized monthly as they are earned.

Revenue from Contracts with Customers

Apart from rental and other property-related revenue, revenues from contracts with customers are recognized as control of the promised services is passed to the customer.

For customer contracts related to management and other fees from affiliates (which includes asset management and property management), the transaction price and amount of revenue to be recognized is determined each quarter based on the management fee calculated and earned for that month or quarter. The contract will contain a description of the service and the fee percentage for management services. Payments from such services are one month or one quarter in arrears of the service performed.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Rental	$321,661	$310,122
Other property leasing revenue	23,286	23,046
Management and other fees from affiliates	2,308	2,236
Total revenues	$347,255	$335,404

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

The following table presents the Company’s rental and other property-related revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Southern California	$152,060	$147,099
Northern California	128,622	123,308
Seattle Metro	58,713	56,192
Other real estate assets (1)	5,552	6,569
Total rental and other property revenues	$344,947	$333,168

(1) Other real estate assets consists of revenue generated from retail space, commercial properties, held for sale properties, and disposition properties. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property-related revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Same-property (1)	$322,385	$312,024
Acquisitions (2)	10,383	8,186
Development (3)	19	—
Redevelopment	5,024	4,814
Non-residential/other, net (4)	7,136	8,144
Total rental and other property revenues	$344,947	$333,168

(1) Stabilized properties consolidated by the Company for both the quarters ended March 31, 2018 and 2017.
(2) Acquisitions includes properties acquired which did not have comparable stabilized results as of January 1, 2017.
(3) Development includes properties developed which did not have stabilized results as of January 1, 2017.
(4) Non-residential/other, net consists of revenue generated from retail space, commercial properties, held for sale properties, disposition properties and student housing.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $8.5 million and $9.3 million as of March 31, 2018 and December 31, 2017, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized in the period that was included in the beginning deferred revenue balance was $0.8 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue accounting standard. As of March 31, 2018, the Company had $8.5 million of remaining performance obligations. The Company expects to recognize approximately 28% of these remaining performance obligations in 2018, an additional 36% through 2020, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts within an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of March 31, 2018 and December 31, 2017 are as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership Percentage (1)	March 31, 2018	December 31, 2017
Membership interest/Partnership interest in:
CPPIB	54%	$496,512	$500,287
Wesco I, III, IV, and V	53%	214,650	214,408
BEXAEW, BEX II and BEX III (2)	50%	135,174	13,827
Other	52%	50,209	51,810
Total operating and other co-investments, net		896,545	780,332
Total development co-investments, net	50%	75,092	73,770
Total preferred interest co-investments (includes related party investments of $15.6 million and $15.7 million as of March 31, 2018 and December 31, 2017, respectively)		319,320	265,156
Total co-investments, net		$1,290,957	$1,119,258

(1) Weighted average Essex ownership percentages are as of March 31, 2018.
(2) As of December 31, 2017, the Company's investment in BEX II was classified as a liability of $36.7 million.

The combined summarized entity financial information of co-investments is as follows ($ in thousands).

	March 31, 2018	December 31, 2017
Combined balance sheets: (1)
Rental properties and real estate under development	$3,794,212	$3,722,778
Other assets	161,538	110,333
Total assets	$3,955,750	$3,833,111
Debt	$1,744,663	$1,705,051
Other liabilities	69,782	45,515
Equity	2,141,305	2,082,545
Total liabilities and equity	$3,955,750	$3,833,111
Company's share of equity	$1,290,957	$1,155,984

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Combined statements of income: (1)
Property revenues	$80,842	$75,905
Property operating expenses	(27,069)	(25,408)
Net operating income	53,773	50,497
Interest expense	(16,735)	(11,921)
General and administrative	(1,492)	(1,778)
Depreciation and amortization	(31,162)	(27,904)
Net income	$4,384	$8,894
Company's share of net income (2)	$32,774	$10,899

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018	December 31, 2017
Notes receivable, bearing interest at 10.00%, due May 2021	$14,110	$13,762
Notes receivable, bearing interest at 10.75%, due September 2020	30,107	29,318
Related party note receivable, bearing interest at 9.50%, due October 2019(1)	6,608	6,656
Related party note receivable, bearing interest at 3.50%, due March 2018(1)	—	29,500
Notes and other receivables from affiliates (2)	3,314	5,061
Other receivables	16,386	16,629
Total notes and other receivables	$70,525	$100,926

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of March 31, 2018 and December 31, 2017, respectively. See Note 6, Related Party Transactions, for additional details.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.2 million and $3.0 million during the three months ended March 31, 2018 and 2017, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.9 million and $0.8 million against general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively.

In November 2017, the Company provided a $29.5 million related party bridge loan to a property acquired by BEX III. The note receivable accrued interest at 3.5% and was paid off in January 2018. The bridge loan was classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had no amount outstanding as of March 31, 2018.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of March 31, 2018 and December 31, 2017, $3.3 million and $5.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million and $6.7 million as of March 31, 2018 and December 31, 2017, respectively.

(7) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	March 31, 2018	December 31, 2017	Weighted Average Maturity In Years as of March 31, 2018
Unsecured bonds private placement - fixed rate	$274,476	$274,427	2.8
Term loan - variable rate	348,525	348,545	3.9
Bonds public offering - fixed rate	3,174,922	2,878,737	8.4
Unsecured debt, net (1)	3,797,923	3,501,709
Lines of credit (2)	—	179,000
Mortgage notes payable, net (3)	1,921,047	2,008,417	5.3
Total debt, net	$5,718,970	$5,689,126
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.8%	3.7%
Weighted average interest rate on variable rate term loan	2.5%	2.5%
Weighted average interest rate on lines of credit	2.5%	2.3%
Weighted average interest rate on mortgage notes payable	4.2%	4.2%

(1) Includes unamortized discount of $6.6 million and $5.2 million and unamortized debt issuance costs of $20.5 million and $18.1 million, as of March 31, 2018 and December 31, 2017, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of March 31, 2018, excludes unamortized debt issuance costs of $4.9 million and $3.2 million as of March 31, 2018 and December 31, 2017, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2018, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.875%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2021 with one

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

18-month extension, exercisable at the Company’s option. As of March 31, 2018, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.875%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of January 2020.
(3) Includes total unamortized premium of $29.2 million and $33.2 million, reduced by unamortized debt issuance costs of $4.9 million and $5.4 million, as of March 31, 2018 and December 31, 2017, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of March 31, 2018 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2018	$126,740
2019	627,016
2020	694,921
2021	544,846
2022	692,466
Thereafter	3,035,808
Total	$5,721,797

(8) Segment Information

The Company's segment disclosures present the measure used by the chief operating decision makers for purposes of assessing each segment's performance. Essex's chief operating decision makers are comprised of several members of its executive management team who use net operating income (“NOI”) to assess the performance of the business for the Company's reportable operating segments. NOI represents total property revenue less direct property operating expenses.

The executive management team evaluates the Company's operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California, and Seattle Metro.

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income. Non-segment revenues and NOI included in the following schedule also consist of revenue generated from commercial properties and properties that have been sold. Other non-segment assets include items such as real estate under development, co-investments, real estate held for sale, net, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2018 and 2017 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Southern California	$152,060	$147,099
Northern California	128,622	123,308
Seattle Metro	58,713	56,192
Other real estate assets	5,552	6,569
Total property revenues	$344,947	$333,168
Net operating income:
Southern California	$107,932	$104,501
Northern California	94,717	89,743
Seattle Metro	42,012	40,388
Other real estate assets	5,323	6,532
Total net operating income	249,984	241,164
Management and other fees from affiliates	2,308	2,236
Corporate-level property management expenses	(7,770)	(7,509)
Depreciation and amortization	(119,105)	(115,503)
General and administrative	(14,813)	(10,601)
Expensed acquisition and investment related costs	(57)	(556)
Interest expense	(54,861)	(54,583)
Total return swap income	2,270	2,584
Interest and other income	5,909	6,764
Equity income from co-investments	32,774	10,899
Gain on sale of real estate and land	—	26,174
Gain on remeasurement of co-investment	—	86,482
Net income	$96,639	$187,551

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018	December 31, 2017
Assets:
Southern California	$4,744,730	$4,788,225
Northern California	4,182,261	4,215,449
Seattle Metro	1,506,405	1,520,372
Other real estate assets	55,209	55,488
Net reportable operating segment - real estate assets	10,488,605	10,579,534
Real estate under development	395,710	355,735
Co-investments	1,290,957	1,155,984
Cash and cash equivalents, including restricted cash	139,078	61,126
Marketable securities	197,745	190,004
Notes and other receivables	70,525	100,926
Prepaid expenses and other assets	60,047	52,397
Total assets	$12,642,667	$12,495,706

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$90,918	66,044,022	$1.38	$178,964	65,549,484	$2.73
Effect of Dilutive Securities:
Stock options	—	38,495		—	96,778
DownREIT units	—	—		373	213,228
Diluted:
Net income available to common stockholders	$90,918	66,082,517	$1.38	$179,337	65,859,490	$2.72

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,273,413 and 2,252,234, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended March 31, 2018 and 2017, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.1 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 364,068 and 225,895 for the three months ended March 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$94,050	68,317,435	$1.38	$185,110	67,801,718	$2.73
Effect of Dilutive Securities:
Stock options	—	38,495		—	96,778
DownREIT units	—	—		373	213,228
Diluted:
Net income available to common unitholders	$94,050	68,355,930	$1.38	$185,483	68,111,724	$2.72

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Unaudited)

Stock options of 364,068 and 225,895 for the three months ended March 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of March 31, 2018, the Company had entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of March 31, 2018, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $9.9 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $9.9 million of the Company’s tax exempt variable rate debt.

As of March 31, 2018 and December 31, 2017, the aggregate carrying value of the interest rate swap contracts was an asset of $7.7 million and $5.4 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both March 31, 2018 and December 31, 2017.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for both the three months ended March 31, 2018 and 2017.

Additionally, the Company has entered into total return swaps that effectively convert $256.5 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all total return swaps with $256.5 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both March 31, 2018 and December 31, 2017. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $2.3 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

(11) Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations. Such lawsuits have not had a material adverse effect on the Company's financial condition, results of operations or cash flows.While no assurances can be given,  the Company does not believe there is any pending or threatened litigation against the Company that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company.

The Company is subject to various federal, state, and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current portfolio or on other assets that the Company may acquire in the future. To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2017 annual report on Form 10-K for the year ended December 31, 2017. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Forward Looking Statements.”

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2018, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of March 31, 2018, the Company had ownership interests in 247 operating apartment communities, comprising 60,240 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in one operating commercial building with approximately 106,564 square feet and seven active developments. The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2018, the Company’s development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 1,982 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of $0.7 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2018		As of March 31, 2017
	Apartment Homes	%	Apartment Homes	%
Southern California	23,343	47%	23,343	47%
Northern California	15,970	32%	15,848	32%
Seattle Metro	10,238	21%	10,238	21%
Total	49,551	100%	49,429	100%

Co-investments, including Wesco I, LLC (“Wesco I”), Wesco III, LLC (“Wesco III”), Wesco IV, LLC (“Wesco IV”), Wesco V, LLC (“Wesco V”), Canadian Pension Plan Investment Board (“CPPIB”), BEXAEW, BEX II, and BEX III communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The Company’s average financial occupancies for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended March 31, 2018 and 2017) was 97.1% and 96.5% for the three months ended March 31, 2018 and 2017, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Southern California	96.9%	96.4%
Northern California	97.4%	96.6%
Seattle Metro	96.9%	96.6%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2018	2017	Change	Change
Same-Property Revenues:
Southern California	22,648	$147,418	$142,660	$4,758	3.3%
Northern California	14,356	116,254	113,172	3,082	2.7%
Seattle Metro	10,238	58,713	56,192	2,521	4.5%
Total Same-Property Revenues	47,242	322,385	312,024	10,361	3.3%
Non-Same Property Revenues		22,562	21,144	1,418	6.7%
Total Property Revenues		$344,947	$333,168	$11,779	3.5%

Same-Property Revenues increased by $10.4 million or 3.3% to $322.4 million in the first quarter of 2018 from $312.0 million in the first quarter of 2017. The increase was primarily attributable to an increase of 2.4% in average rental rates from $2,154 per apartment home in the first quarter of 2017 to $2,205 per apartment home in the first quarter of 2018.

Non-Same Property Revenues increased by $1.4 million or 6.7% to $22.6 million in the first quarter of 2018 from $21.1 million in the first quarter of 2017. The increase was primarily due to revenue generated at Sage at Cupertino, which was consolidated in March 2017.

Management and other fees from affiliates remained relatively flat at $2.3 million in the first quarter of 2018 compared to $2.2 million in the first quarter of 2017.

Property operating expenses, excluding real estate taxes increased $1.2 million or 2.1% to $57.3 million for the first quarter of 2018 compared to $56.1 million for the first quarter of 2017 primarily due to an increase of $0.9 million in administrative expense. Same-Property operating expenses, excluding real estate taxes, increased by $0.8 million or 1.5% for the first quarter of 2018 compared to the first quarter of 2017, primarily due to a $0.8 million increase in administrative expense.

Real estate taxes increased $1.8 million or 5.1% to $37.7 million for the first quarter of 2018 compared to $35.9 million for the first quarter of 2017 primarily due to increases in tax rates and property valuations. Same-Property real estate taxes increased by $1.4 million or 4.2% to $34.8 million in the first quarter of 2018 compared to $33.4 million in the first quarter of 2017, primarily due to increases in tax rates and property valuations.

Corporate-level property management expenses remained relatively flat at $7.8 million in the first quarter of 2018 compared to $7.5 million in the first quarter of 2017.

Depreciation and amortization expense increased by $3.6 million or 3.1% to $119.1 million for the first quarter of 2018 compared to $115.5 million for the first quarter of 2017, primarily due to the consolidation of Sage at Cupertino in March 2017 as well as redevelopment activity between the first quarter of 2017 and the first quarter of 2018.

Interest expense increased $0.3 million or 0.5% to $54.9 million for the first quarter of 2018 compared to $54.6 million for the first quarter of 2017, due to an increase in average outstanding debt primarily as a result of the issuance of $350.0 million senior unsecured notes due May 1, 2027 in April 2017 and $300.0 million senior unsecured notes due March 15, 2048 in March 2018, which resulted in $6.3 million interest expense for the first quarter of 2018. The increase was partially offset by various debt that was paid off or matured and regular principal amortization during and after the first quarter of 2017, which resulted in a decrease in interest expense of $5.2 million for the first quarter of 2018. Additionally, there was a $0.8 million increase in capitalized interest in the first quarter of 2018, which was due to an increase in development costs as compared to the same period in 2017.

Total return swap income of $2.3 million in the first quarter of 2018 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $0.3 million for the first quarter of 2018 compared to the first quarter of 2017 was due to less favorable interest rates.

Interest and other income decreased by $0.9 million or 13.2% to $5.9 million for the first quarter of 2018 compared to $6.8 million for the first quarter of 2017, primarily due to a decrease in the gain on sale of marketable securities of $0.9 million as well as unrealized losses on marketable securities recognized through income of $0.9 million in the first quarter of 2018, partially offset by an increase in marketable securities and other interest income of $1.0 million.

Equity income from co-investments increased $21.9 million or 200.9% to $32.8 million for the first quarter of 2018 compared to $10.9 million for the first quarter of 2017, primarily due to $20.5 million of promote income from the BEXAEW joint venture recognized during the first quarter of 2018.

Liquidity and Capital Resources

As of March 31, 2018, the Company had $122.0 million of unrestricted cash and cash equivalents and $197.7 million in marketable securities, of which $84.0 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2018, Fitch Ratings (“Fitch”), Moody’s Investor Service (“Moody's”), and Standard and Poor's (“S&P”) credit agencies rate the Company and EPLP, BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2018, the Company had two unsecured lines of credit aggregating $1.24 billion. In January 2018, the Company’s unsecured credit facility was amended, and the line’s capacity was increased from $1.0 billion to $1.2 billion. As of March 31, 2018, there was no amount outstanding on this unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of March 31, 2018. In connection with the January 2018 amendment, the scheduled maturity date of this facility was extended to December 2021, with one 18-month extension, exercisable at the Company's option. In January 2018, the Company’s working capital unsecured line of credit was also amended, and the line’s capacity was increased from $25.0 million to $35.0 million. As of March 31, 2018, there was no amount outstanding on this unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of March 31, 2018. In connection with the January 2018 amendment, the scheduled maturity date of this facility was extended to January 2020.

In March 2018, the Company issued $300.0 million of 30-year 4.500% senior unsecured notes. The interest is paid semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2018 until the maturity date of March 15, 2048. The Company used the net proceeds of this offering to repay indebtedness under its unsecured credit facilities and for other general corporate and working capital purposes.

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. During the three months ended March 31, 2018, the Company did not issue any shares pursuant to its equity distribution program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities, fund the development pipeline and for other general corporate purposes. As of March 31, 2018, the Company may sell an additional 4,654,556 shares under the current equity distribution program.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2018, the Company’s development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,982 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $0.7 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its credit facilities, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of March 31, 2018, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $138.8 million, of which approximately $38.0 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2018, the Company had an interest in 814 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs total approximately $0.3 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.2 billion. In addition, the Company had an interest in 10,810 apartment homes of operating communities with joint ventures for a total book value of $0.9 billion as of March 31, 2018.

Off-Balance Sheet Arrangements

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operations. See Note 4, Co-investments, in the Notes to Condensed Consolidated Financial Statements for carrying values and combined summarized financial information of these unconsolidated investments.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) accounting for business combinations; (ii) consolidation under applicable accounting standards for entities that are not wholly owned; (iii) assessing the carrying values of the Company's real estate properties and investments in and advances to joint ventures and affiliates; and (iv) internal cost capitalization. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

Certain statements in this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as “expects,” “assumes,” “anticipates,” “may,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Code, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from the economic conditions, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; there may be a downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; and those risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2017, and in the Company's other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

Funds from Operations Attributable to Common Stockholders and Unitholders

Funds from Operations Attributable to Common Stockholders and Unitholders (“FFO”) is a financial measure that is commonly used in the REIT industry.  The Company presents FFO as a supplemental operating performance measure. FFO is not used by the Company as, nor should it be considered to be, an alternative to net earnings computed under U.S. GAAP as an indicator of the Company’s operating performance or as an alternative to cash from operating activities computed under U.S. GAAP as an indicator of the Company’s ability to fund its cash needs.

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

In calculating FFO, the Company follows the definition for this measure published by the National Association of Real Estate Investment Trusts (“NAREIT”), which is the leading REIT industry association. The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties. The Company agrees that these two NAREIT adjustments are useful to investors for the following reasons:

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three months ended March 31, 2018 and 2017 (in thousands except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2018	2017
Net income available to common stockholders	$90,918	$178,964
Adjustments:
Depreciation and amortization	119,105	115,503
Gains not included in Funds from Operations attributable to common stockholders and unitholders	—	(112,656)
Depreciation and amortization add back from unconsolidated co-investments	15,859	12,854
Noncontrolling interest related to Operating Partnership units	3,132	6,146
Depreciation attributable to third party ownership and other	(232)	(25)
Funds from Operations attributable to common stockholders and unitholders	$228,782	$200,786
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$3.35	$2.95
Non-core items:
Expensed acquisition and investment related costs	57	556
Gain on sale of marketable securities	(680)	(1,605)
Unrealized losses on marketable securities	876	—
Interest rate hedge ineffectiveness (1)	56	(6)
Co-investment promote income	(20,541)	—
Income from early redemption of preferred equity investments	(24)	—
Insurance reimbursements, legal settlements, and other, net	2,433	(25)
Core Funds from Operations attributable to common stockholders and unitholders	$210,959	$199,706
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.09	$2.94
Weighted average number shares outstanding diluted (2)	68,318,012	67,974,466

(1) Interest rate swaps generally are adjusted to fair value through other comprehensive income (loss). However, because certain of the Company's interest rate swaps do not have a 0% LIBOR floor, while related hedged debt in these cases is subject to a 0% LIBOR floor, the portion of the change in fair value of these interest rate swaps attributable to this mismatch, if any, is recorded as a non-cash interest rate hedge ineffectiveness through interest expense.
(2) Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership and excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

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

	Three Months Ended March 31,
	2018	2017
Earnings from operations	$110,547	$109,231
Adjustments:
Corporate-level property management expenses	7,770	7,509
Depreciation and amortization	119,105	115,503
Management and other fees from affiliates	(2,308)	(2,236)
General and administrative	14,813	10,601
Expensed acquisition and investment related costs	57	556
NOI	249,984	241,164
Less: Non-Same Property NOI	(17,255)	(16,596)
Same-Property NOI	$232,729	$224,568

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2018, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of March 31, 2018, the Company also had $270.1 million of variable rate indebtedness, of which $9.9 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of March 31, 2018. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2018. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2018.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
($ in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$7,652	$10,771	$4,566
Interest rate caps	9,924	2019	—	—	—
Total cash flow hedges	$184,924	2019-2022	$7,652	$10,771	$4,566

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $256.5 million that effectively convert $256.5 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at March 31, 2018. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$126,329	626,424	694,273	544,138	341,692	2,768,858	$5,101,714	$5,104,789
Average interest rate	5.7%	4.2%	4.8%	4.3%	3.7%	3.7%	4.0%
Variable rate debt (1)	$411	592	648	708	350,774	266,950	$620,083	$615,632
Average interest rate	2.2%	2.2%	2.2%	2.2%	2.4%	2.1%	2.3%

(1) $175.0 million is subject to interest rate swap agreements, $9.9 million is subject to interest rate caps, and $256.5 million is subject to total return swaps.

The table incorporates only those exposures that exist as of March 31, 2018. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2018, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2018, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

The Company is subject to various lawsuits in the normal course of its business operations. While the resolution of any such matter cannot be predicted with certainty, the Company is not currently a party to any legal proceedings nor is any legal proceeding currently threatened against the Company that the Company believes, individually or in the aggregate, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I. Item A. Risk Factors” in the Company's annual report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company's financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2018, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2018, Essex issued an aggregate of 6,876 shares of its common stock upon the exercise of stock options and vesting of restricted stock awards. Essex contributed the proceeds of $1.2 million from the option exercises during the three months ended March 31, 2018 to the Operating Partnership in exchange for an aggregate of 6,664 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units by limited partners, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2018, an aggregate of 212 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

The following table summarizes the Company’s purchases of its common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
January 1, 2018 - January 31, 2018	16,834	$224.13	16,834	$245,200
February 1, 2018 - February 28, 2018	—	—	—	—
March 1, 2018 - March 31, 2018	—	—	—	—
Total	16,834	$224.13	16,834	$245,200

(1) In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow Essex to acquire shares in an aggregate of up to $250 million. Under this program, as of March 31, 2018, the Company had $245.2 million of purchase authority remaining.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
3.1
Sixth Amended and Restated Bylaws of Essex Property Trust, Inc. (as of February 21, 2017), attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference.

3.2
First Amendment to Sixth Amended and Restated Bylaws of Essex Property Trust, Inc., dated February 20, 2018, attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 22, 2018, and incorporated herein by reference.

4.1
Indenture, dated March 8, 2018, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 4.500% Senior Notes due 2048 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 8, 2018, and incorporated herein by reference.

10.1
Second Amended and Restated Revolving Credit Agreement dated as of January 17, 2018 by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 18, 2018, and incorporated herein by reference.

12.1*	Ratio of Earnings to Fixed Charges.

31.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith.

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 4, 2018

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 4, 2018

By: /S/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 4, 2018

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 4, 2018

By: /S/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer