Form 10-Q
period 2018-06-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2018-08-03
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
1100 Park Place, Suite 200
San Mateo, California 94403
(Address of Principal Executive Offices, Including Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,050,101 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 31, 2018.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2018 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

Unless stated otherwise or the context otherwise requires, references to the “Company,” “we,” “us” or “our” mean collectively Essex Property Trust, Inc. and those entities/subsidiaries owned or controlled by Essex Property Trust, Inc., including Essex Portfolio, L.P., and references to the “Operating Partnership” mean Essex Portfolio, L.P. and those entities/subsidiaries owned or controlled by Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., not including any of its subsidiaries.

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and Essex contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, Essex receives a number of Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) equal to the number of shares of common stock it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of the Operating Partnership's partnership agreement, OP Units can be exchanged into Essex common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units issued to Essex and shares of common stock.

The Company believes that combining the reports on Form 10-Q of Essex and the Operating Partnership into this single report provides the following benefits:

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

Management operates Essex and the Operating Partnership as one business. The management of Essex consists of the same members as the management of the Operating Partnership.

All of the Company's property ownership, development, and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in the Operating Partnership. Essex's primary function is acting as the general partner of the Operating Partnership. As general partner with control of the Operating Partnership, Essex consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of Essex and the Operating Partnership are the same on their respective financial statements. Essex also issues equity from time to time and guarantees certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for OP Units (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources of capital include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various condensed consolidated partnerships and joint venture partners. The noncontrolling interest in Essex's consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unit holders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at Essex and Operating Partnership levels.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	June 30, 2018	December 31, 2017
Real estate:
Rental properties:
Land and land improvements	$2,710,139	$2,719,064
Buildings and improvements	10,693,682	10,639,108
	13,403,821	13,358,172
Less: accumulated depreciation	(2,992,819)	(2,769,297)
	10,411,002	10,588,875
Real estate under development	343,841	355,735
Co-investments	1,291,320	1,155,984
	12,046,163	12,100,594
Cash and cash equivalents-unrestricted	160,902	44,620
Cash and cash equivalents-restricted	16,674	16,506
Marketable securities	207,191	190,004
Notes and other receivables (includes related party receivables of $10.8 million and $41.2 million as of June 30, 2018 and December 31, 2017, respectively)	68,386	100,926
Prepaid expenses and other assets	56,338	43,056
Total assets	$12,555,654	$12,495,706

LIABILITIES AND EQUITY
Unsecured debt, net	$3,798,097	$3,501,709
Mortgage notes payable, net	1,890,326	2,008,417
Lines of credit	2,670	179,000
Accounts payable and accrued liabilities	132,796	127,501
Construction payable	58,321	51,770
Dividends payable	129,007	121,420
Distributions in excess of investments in co-investments	—	36,726
Other liabilities	33,497	33,132
Total liabilities	6,044,714	6,059,675
Commitments and contingencies
Redeemable noncontrolling interest	36,257	39,206
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 66,049,618 and 66,054,399 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,131,809	7,129,571
Distributions in excess of accumulated earnings	(766,193)	(833,726)
Accumulated other comprehensive loss, net	(11,438)	(18,446)
Total stockholders' equity	6,354,185	6,277,406
Noncontrolling interest	120,498	119,419
Total equity	6,474,683	6,396,825
Total liabilities and equity	$12,555,654	$12,495,706

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental and other property	$346,526	$336,766	$691,473	$669,934
Management and other fees from affiliates	2,197	2,296	4,505	4,532
	348,723	339,062	695,978	674,466
Expenses:
Property operating, excluding real estate taxes	58,156	55,859	115,406	111,995
Real estate taxes	35,990	34,884	73,703	70,752
Corporate-level property management expenses	7,782	7,522	15,552	15,031
Depreciation and amortization	119,330	117,939	238,435	233,442
General and administrative	11,125	10,337	25,938	20,938
Expensed acquisition and investment related costs	68	274	125	830
	232,451	226,815	469,159	452,988
Earnings from operations	116,272	112,247	226,819	221,478
Interest expense	(56,278)	(56,812)	(111,139)	(111,395)
Total return swap income	2,228	2,531	4,498	5,115
Interest and other income	6,895	5,362	12,804	12,126
Equity income from co-investments	15,049	10,308	47,823	21,207
Gain on sale of real estate and land	22,244	—	22,244	26,174
Gain on remeasurement of co-investment	—	2,159	—	88,641
Net income	106,410	75,795	203,049	263,346
Net income attributable to noncontrolling interest	(5,970)	(5,036)	(11,691)	(13,623)
Net income available to common stockholders	$100,440	$70,759	$191,358	$249,723
Comprehensive income	$109,793	$77,468	$212,608	$267,232
Comprehensive income attributable to noncontrolling interest	(6,082)	(5,091)	(12,008)	(13,752)
Comprehensive income attributable to controlling interest	$103,711	$72,377	$200,600	$253,480
Per share data:
Basic:
Net income available to common stockholders	$1.52	$1.08	$2.90	$3.80
Weighted average number of shares outstanding during the period	66,047,751	65,729,074	66,045,897	65,639,775
Diluted:
Net income available to common stockholders	$1.52	$1.08	$2.90	$3.80
Weighted average number of shares outstanding during the period	66,096,349	65,819,694	66,088,803	65,942,018
Dividend per common share	$1.86	$1.75	$3.72	$3.50

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the six months ended June 30, 2018
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount					Total
Balances at December 31, 2017	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	191,358	—	11,691	203,049
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	2	—	2
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,335	321	9,656
Change in fair value of marketable debt securities, net	—	—	—	—	(95)	(4)	(99)
Issuance of common stock under:
Stock option and restricted stock plans, net	12	—	1,864	—	—	—	1,864
Sale of common stock, net	—	—	(353)	—	—	—	(353)
Equity based compensation costs	—	—	6,201	—	—	613	6,814
Retirement of common stock, net	(17)	—	(3,774)	—	—	—	(3,774)
Cumulative effect upon adoption of ASU 2016-01	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU 2017-05	—	—	—	119,651	—	4,057	123,708
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,646)	—	—	(199)	(1,845)
Distributions to noncontrolling interest	—	—	—	—	—	(15,397)	(15,397)
Redemptions of noncontrolling interest	1	—	(54)	—	—	(3)	(57)
Common stock dividends	—	—	—	(245,710)	—	—	(245,710)
Balances at June 30, 2018	66,050	$7	$7,131,809	$(766,193)	$(11,438)	$120,498	$6,474,683

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$203,049	$263,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,435	233,442
Amortization of discount on marketable securities	(8,469)	(7,270)
Amortization of (premium) discount and debt financing costs, net	(1,352)	(4,317)
Gain on sale of marketable securities and other investments	(549)	(1,618)
Unrealized loss on equity securities recognized through income	754	—
Earnings from co-investments	(47,823)	(21,207)
Operating distributions from co-investments	61,107	27,451
Accrued interest from notes and other receivables	(2,633)	(1,575)
Gain on the sale of real estate and land	(22,244)	(26,174)
Equity-based compensation	5,906	3,361
Gain on remeasurement of co-investment	—	(88,641)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(6,078)	(1,751)
Accounts payable and accrued liabilities	2,839	(3,169)
Other liabilities	579	646
Net cash provided by operating activities	423,521	372,524
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(5,476)	(193,527)
Redevelopment	(36,466)	(30,509)
Development acquisitions of and additions to real estate under development	(75,303)	(51,563)
Capital expenditures on rental properties	(30,975)	(25,648)
Investments in notes receivable	—	(12,750)
Collections of notes receivable	29,500	—
Proceeds from insurance for property losses	917	435
Proceeds from dispositions of real estate	130,730	131,230
Contributions to co-investments	(97,826)	(144,599)
Changes in refundable deposits	(3,785)	467
Purchases of marketable securities	(27,995)	(33,615)
Sales and maturities of marketable securities	18,975	28,766
Non-operating distributions from co-investments	38,696	67,674
Net cash used in investing activities	(59,008)	(263,639)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	298,773	597,981
Payments on unsecured debt and mortgage notes	(110,829)	(412,653)
Proceeds from lines of credit	438,528	467,313
Repayments of lines of credit	(614,858)	(592,313)
Retirement of common stock	(3,774)	—
Additions to deferred charges	(3,771)	(3,890)
Net proceeds from issuance of common stock	(353)	80,565
Net proceeds from stock options exercised	1,864	22,041
Payments related to tax withholding for share-based compensation	(23)	(118)
Distributions to noncontrolling interest	(15,066)	(14,371)
Redemption of noncontrolling interest	(57)	(3,528)

	Six Months Ended June 30,
	2018	2017
Redemption of redeemable noncontrolling interest	(43)	(720)
Common and preferred stock dividends paid	(238,454)	(219,618)
Net cash used in financing activities	(248,063)	(79,311)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	116,450	29,574
Unrestricted and restricted cash and cash equivalents at beginning of period	61,126	170,302
Unrestricted and restricted cash and cash equivalents at end of period	$177,576	$199,876

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $8.4 million and $6.6 million capitalized in 2018 and 2017, respectively	$100,496	$106,448
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$22,506
Transfers between real estate under development to rental properties, net	$98,318	$1,540
Transfer from real estate under development to co-investments	$640	$3,340
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$1,845	$1,117
Redemption of redeemable noncontrolling interest via reduction of note receivable	$4,751	$—
Debt assumed in connection with acquisition	$—	$51,882

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

	June 30, 2018	December 31, 2017
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,710,139	$2,719,064
Buildings and improvements	10,693,682	10,639,108
	13,403,821	13,358,172
Less: accumulated depreciation	(2,992,819)	(2,769,297)
	10,411,002	10,588,875
Real estate under development	343,841	355,735
Co-investments	1,291,320	1,155,984
	12,046,163	12,100,594
Cash and cash equivalents-unrestricted	160,902	44,620
Cash and cash equivalents-restricted	16,674	16,506
Marketable securities	207,191	190,004
Notes and other receivables (includes related party receivables of $10.8 million and $41.2 million as of June 30, 2018 and December 31, 2017, respectively)	68,386	100,926
Prepaid expenses and other assets	56,338	43,056
Total assets	$12,555,654	$12,495,706

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,798,097	$3,501,709
Mortgage notes payable, net	1,890,326	2,008,417
Lines of credit	2,670	179,000
Accounts payable and accrued liabilities	132,796	127,501
Construction payable	58,321	51,770
Distributions payable	129,007	121,420
Distributions in excess of investments in co-investments	—	36,726
Other liabilities	33,497	33,132
Total liabilities	6,044,714	6,059,675
Commitments and contingencies
Redeemable noncontrolling interest	36,257	39,206
Capital:
General Partner:
Common equity (66,049,618 and 66,054,399 units issued and outstanding, respectively)	6,365,623	6,295,852
	6,365,623	6,295,852
Limited Partners:
Common equity (2,272,983 and 2,268,114 units issued and outstanding, respectively)	52,339	49,792
Accumulated other comprehensive loss	(7,898)	(15,229)
Total partners' capital	6,410,064	6,330,415
Noncontrolling interest	64,619	66,410
Total capital	6,474,683	6,396,825
Total liabilities and capital	$12,555,654	$12,495,706

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental and other property	$346,526	$336,766	$691,473	$669,934
Management and other fees from affiliates	2,197	2,296	4,505	4,532
	348,723	339,062	695,978	674,466
Expenses:
Property operating, excluding real estate taxes	58,156	55,859	115,406	111,995
Real estate taxes	35,990	34,884	73,703	70,752
Corporate-level property management expenses	7,782	7,522	15,552	15,031
Depreciation and amortization	119,330	117,939	238,435	233,442
General and administrative	11,125	10,337	25,938	20,938
Expensed acquisition and investment related costs	68	274	125	830
	232,451	226,815	469,159	452,988
Earnings from operations	116,272	112,247	226,819	221,478
Interest expense	(56,278)	(56,812)	(111,139)	(111,395)
Total return swap income	2,228	2,531	4,498	5,115
Interest and other income	6,895	5,362	12,804	12,126
Equity income from co-investments	15,049	10,308	47,823	21,207
Gain on sale of real estate and land	22,244	—	22,244	26,174
Gain on remeasurement of co-investment	—	2,159	—	88,641
Net income	106,410	75,795	203,049	263,346
Net income attributable to noncontrolling interest	(2,510)	(2,614)	(5,099)	(5,055)
Net income available to common unitholders	$103,900	$73,181	$197,950	$258,291
Comprehensive income	$109,793	$77,468	$212,608	$267,232
Comprehensive income attributable to noncontrolling interest	(2,510)	(2,614)	(5,099)	(5,055)
Comprehensive income attributable to controlling interest	$107,283	$74,854	$207,509	$262,177
Per unit data:
Basic:
Net income available to common unitholders	$1.52	$1.08	$2.90	$3.80
Weighted average number of common units outstanding during the period	68,320,849	67,980,761	68,319,151	67,891,734
Diluted:
Net income available to common unitholders	$1.52	$1.08	$2.90	$3.80
Weighted average number of common units outstanding during the period	68,369,447	68,071,381	68,362,057	68,193,977
Distribution per common unit	$1.86	$1.75	$3.72	$3.50

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the six months ended June 30, 2018
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
	Units	Amount	Units	Amount			Total
Balances at December 31, 2017	66,054	$6,295,852	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	191,358	—	6,592	—	5,099	203,049
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	2	—	2
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,656	—	9,656
Change in fair value of marketable debt securities, net	—	—	—	—	(99)	—	(99)
Issuance of common units under:
General partner's stock based compensation, net	12	1,864	—	—	—	—	1,864
Sale of common stock by general partner, net	—	(353)	—	—	—	—	(353)
Equity based compensation costs	—	6,201	5	613	—	—	6,814
Retirement of common units, net	(17)	(3,774)	—	—	—	—	(3,774)
Cumulative effect upon adoption of ASU 2016-01	—	2,234	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU 2017-05	—	119,651	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(1,646)	—	(199)	—	—	(1,845)
Distributions to noncontrolling interest	—	—	—	—	—	(6,890)	(6,890)
Redemptions	1	(54)	—	(3)	—	—	(57)
Distributions declared	—	(245,710)	—	(8,507)	—	—	(254,217)
Balances at June 30, 2018	66,050	$6,365,623	2,273	$52,339	$(7,898)	$64,619	$6,474,683

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$203,049	$263,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,435	233,442
Amortization of discount on marketable securities	(8,469)	(7,270)
Amortization of (premium) discount and debt financing costs, net	(1,352)	(4,317)
Gain on sale of marketable securities and other investments	(549)	(1,618)
Unrealized loss on equity securities recognized through income	754	—
Earnings from co-investments	(47,823)	(21,207)
Operating distributions from co-investments	61,107	27,451
Accrued interest from notes and other receivables	(2,633)	(1,575)
Gain on the sale of real estate and land	(22,244)	(26,174)
Equity-based compensation	5,906	3,361
Gain on remeasurement of co-investment	—	(88,641)
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(6,078)	(1,751)
Accounts payable and accrued liabilities	2,839	(3,169)
Other liabilities	579	646
Net cash provided by operating activities	423,521	372,524
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(5,476)	(193,527)
Redevelopment	(36,466)	(30,509)
Development acquisitions of and additions to real estate under development	(75,303)	(51,563)
Capital expenditures on rental properties	(30,975)	(25,648)
Investments in notes receivable	—	(12,750)
Collections of notes receivable	29,500	—
Proceeds from insurance for property losses	917	435
Proceeds from dispositions of real estate	130,730	131,230
Contributions to co-investments	(97,826)	(144,599)
Changes in refundable deposits	(3,785)	467
Purchases of marketable securities	(27,995)	(33,615)
Sales and maturities of marketable securities	18,975	28,766
Non-operating distributions from co-investments	38,696	67,674
Net cash used in investing activities	(59,008)	(263,639)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	298,773	597,981
Payments on unsecured debt and mortgage notes	(110,829)	(412,653)
Proceeds from lines of credit	438,528	467,313
Repayments of lines of credit	(614,858)	(592,313)
Retirement of common units	(3,774)	—
Additions to deferred charges	(3,771)	(3,890)
Net proceeds from issuance of common units	(353)	80,565
Net proceeds from stock options exercised	1,864	22,041
Payments related to tax withholding for share-based compensation	(23)	(118)
Distributions to noncontrolling interest	(4,460)	(3,600)
Redemption of noncontrolling interest	(57)	(3,528)

	Six Months Ended June 30,
	2018	2017
Redemption of redeemable noncontrolling interest	(43)	(720)
Common and preferred units and preferred interest distributions paid	(249,060)	(230,389)
Net cash used in financing activities	(248,063)	(79,311)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	116,450	29,574
Unrestricted and restricted cash and cash equivalents at beginning of period	61,126	170,302
Unrestricted and restricted cash and cash equivalents at end of period	$177,576	$199,876

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $8.4 million and $6.6 million capitalized in 2018 and 2017, respectively	$100,496	$106,448
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$22,506
Transfers between real estate under development to rental properties, net	$98,318	$1,540
Transfer from real estate under development to co-investments	$640	$3,340
Reclassifications to redeemable noncontrolling interest from general partner capital and noncontrolling interest	$1,845	$1,117
Redemption of redeemable noncontrolling interest via reduction of note receivable	$4,571	$—
Debt assumed in connection with acquisition	$—	$51,882

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
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

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year’s presentation, including the reclassification of corporate-level property management expenses out of property operating, excluding real estate taxes to its own line item on the Company's condensed consolidated statements of income and comprehensive income. Additionally, $10.0 million and $9.3 million has been reclassified out of other assets and into building and improvements on the Company's condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.7% general partnership interest as of both June 30, 2018 and December 31, 2017. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,272,983 and 2,268,114 as of June 30, 2018 and December 31, 2017, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $543.4 million and $547.5 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company owned or had ownership interests in 247 operating apartment communities, comprising 59,982 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, one operating commercial building, six active developments and three loan investments. The operating apartment communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
June 30, 2018 and 2017
(Unaudited)

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

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations: Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Previously, U.S. GAAP did not specify the minimum inputs and processes required for an integrated set of assets and activities to meet the definition of a business, causing a broad interpretation of the definition of a business. The new standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2017-01 as of January 1, 2018 prospectively. The Company expects that substantially all of its acquisitions of communities will qualify as asset acquisitions and transaction costs related to these acquisitions will be capitalized upon adoption.

In February 2017, the FASB issued ASU No. 2017-05 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. The new standard is effective for interim and annual periods beginning after December 15, 2017. Management performed an evaluation of all of the Company's contracts that may be affected by the new standard. The Company adopted ASU No. 2017-05 concurrently with the adoption of ASU No. 2014-09 “Revenue from Contracts with Customers” as of January 1, 2018 using the modified-retrospective method by applying a cumulative effect adjustment to retained earnings and partners' capital of $123.7 million, representing the partial sale of its membership interest in BEX II, LLC (“BEX II”) during the fourth quarter of 2016.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which requires an entity that is a lessee to classify leases as either finance or operating and to recognize a lease liability and a right-of-use asset for all leases that have a duration of greater than 12 months. Leases of 12 months or less will be accounted for similar to existing guidance for operating leases today. For lessors, accounting for leases under the new standard will be substantially the same as existing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs. The new standard will be effective for the Company beginning on January 1, 2019 and early adoption is permitted, including adoption in an interim period. The Company currently anticipates adopting the new standard on the effective date. The Company expects that its residential and commercial leases, where it is the lessor, will continue to be accounted for as operating leases under the new standard. As a result, the Company does not currently expect significant changes in the accounting for its lease revenues. For leases where the Company is the lessee, which includes various corporate office and ground leases, the Company will be required to recognize a right of use asset and related lease liability on its consolidated balance sheets upon adoption. The Company expects that its corporate office leases, where it is the lessee, will continue to be accounted for as operating leases. The Company also expects to elect a package of practical expedients, under which the Company would not be required to reassess the classification of existing ground leases. The Company is continuing to evaluate the impact of this amendment on its consolidated results of operations and financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

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

As of June 30, 2018 and December 31, 2017, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured bonds, common stock and stock funds, investments in mortgage backed securities, and investment funds that invest in U.S. treasury or agency securities. As of June 30, 2018 and December 31, 2017, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of June 30, 2018 and December 31, 2017, marketable securities consist of the following ($ in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$31,852	$(371)	$31,481
Investment funds - U.S. treasuries	11,250	(85)	11,165
Common stock and stock funds	39,680	2,591	42,271

Debt securities:
Available for sale
Investment-grade unsecured bonds	4,379	(137)	4,242
Held to maturity
Mortgage backed securities	118,032	—	118,032
Total - Marketable securities	$205,193	$1,998	$207,191

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
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

For the three months ended June 30, 2018 and 2017, the proceeds from sales and maturities of marketable securities totaled $9.4 million and $3.9 million, respectively, which resulted in $0.2 million in realized loss and $13,000 in realized gains, respectively, for such periods. For the six months ended June 30, 2018 and 2017, the proceeds from sales and maturities of marketable securities totaled $19.0 million and $28.8 million, respectively, which resulted in $0.5 million and $1.6 million in realized gains, respectively, for such periods.

For the three and six months ended June 30, 2018, the portion of equity security unrealized gains and losses that were recognized in income totaled $0.1 million in unrecognized gains and $0.8 million in unrealized losses and is included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidates the Operating Partnership, 16 limited partnerships, comprising eight communities, (the “DownREIT limited partnerships,”) and eight co-investments as of June 30, 2018. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $835.2 million and $262.9 million, respectively, as of June 30, 2018 and $837.7 million and $265.5 million, respectively, as of December 31, 2017. Noncontrolling interests in these entities were $64.9 million and $66.7 million as of June 30, 2018 and December 31, 2017, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2018 and December 31, 2017, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2018 and December 31, 2017, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.1 billion and $4.9 billion, including premiums, discounts and debt financing costs, at June 30, 2018 and December 31, 2017, respectively, was approximately $5.1 billion and $5.0 billion. Management has estimated that the fair value of the Company’s $615.1 million and $792.9 million of variable rate debt, net of debt financing costs, at June 30, 2018 and December 31, 2017, respectively, was approximately $618.2 million and $793.9 million based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2018 and December 31, 2017 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of June 30, 2018 and December 31, 2017.

At June 30, 2018, the Company’s investments in mortgage backed securities had a carrying value of $118.0 million and the Company estimated the fair value to be approximately $127.2 million. At December 31, 2017, the Company’s investments in mortgage backed securities had a carrying value of $109.5 million and the Company estimated the fair value to be approximately $120.7 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine the expected discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $4.5 million and $4.6 million during the three months ended June 30, 2018 and 2017, respectively, and $9.5 million and $9.4 million for the six months ended June 30, 2018 and 2017, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

The Company reports investments in co-investments where accumulated distributions have exceeded the Company’s investment as distributions in excess of investments in co-investments in the accompanying condensed consolidated balance sheets. As of December 31, 2017, the net investment of one of the Company’s co-investments was less than zero as a result of financing distributions in excess of the Company's investment in that co-investment. As a result of the Company's adoption of ASU No. 2017-05 on January 1, 2018, the carrying value of this co-investment was greater than zero as of June 30, 2018.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2017	$(20,641)	$2,195	$(18,446)
Cumulative effect upon adoption of ASU 2016-01	—	(2,234)	(2,234)
Other comprehensive income before reclassification	13,263	(95)	13,168
Amounts reclassified from accumulated other comprehensive loss	(3,928)	2	(3,926)
Other comprehensive income	9,335	(2,327)	7,008
Balance at June 30, 2018	$(11,306)	$(132)	$(11,438)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2017	$(17,417)	$2,188	$(15,229)
Cumulative effect upon adoption of ASU 2016-01	—	(2,228)	(2,228)
Other comprehensive income before reclassification	13,719	(99)	13,620
Amounts reclassified from accumulated other comprehensive loss	(4,063)	2	(4,061)
Other comprehensive income	9,656	(2,325)	7,331
Balance at June 30, 2018	$(7,761)	$(137)	$(7,898)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $36.3 million and $39.2 million as of June 30, 2018 and December 31, 2017, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2018 is as follows ($ in thousands):

Balance at December 31, 2017	$39,206
Reclassification due to change in redemption value and other	1,845
Redemptions	(4,794)
Balance at June 30, 2018	$36,257

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents - unrestricted	$160,902	$44,620	$183,885	$64,921
Cash and cash equivalents - restricted	16,674	16,506	15,991	105,381
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$177,576	$61,126	$199,876	$170,302

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

(2)  Significant Transactions During The Six Months Ended 2018 and Subsequent Events

Significant Transactions

Dispositions

In June 2018, the Company sold Domain, a 379 apartment home community located in San Diego, CA, for $132.0 million, resulting in a gain of $22.2 million.

Preferred Equity Investments

In January 2018, the Company received cash of $2.4 million for the full redemption of a preferred equity investment in a co-investment that holds property in Seattle, WA.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include a related party. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment will accrue interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of June 30, 2018, the Company had funded $20.4 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors. See Note 6, Related Party Transactions, for additional details.

In June 2018, the Company received cash of $26.5 million for the full redemption of a preferred equity investment in an entity that holds property in Seattle, WA. The Company recognized a gain of $1.6 million as a result of this early redemption, which is included in equity income from co-investments in the condensed consolidated statement of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

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

Common Stock

In January 2018, the Company repurchased and retired 16,834 shares totaling $3.8 million, including commissions. As of June 30, 2018, the Company had $245.2 million of purchase authority remaining under the stock repurchase plan authorized by the Company's board of directors.

Subsequent Events

None.

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
June 30, 2018 and 2017
(Unaudited)

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

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental	$323,020	$314,546	$644,681	$624,668
Other property leasing revenue	23,506	22,220	46,792	45,266
Management and other fees from affiliates	2,197	2,296	4,505	4,532
Total revenues	$348,723	$339,062	$695,978	$674,466

The following table presents the Company’s rental and other property-related revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Southern California	$150,431	$145,600	300,200	290,504
Northern California	129,590	126,550	258,212	249,858
Seattle Metro	58,795	57,087	117,509	113,279
Other real estate assets (1)	7,710	7,529	15,552	16,293
Total rental and other property leasing revenues	$346,526	$336,766	$691,473	$669,934

(1) Other real estate assets consists of revenue generated from retail space, commercial properties, held for sale properties, and disposition properties. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property-related revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Same-property (1)	$321,283	$312,629	$641,378	$622,460
Acquisitions (2)	10,501	10,170	20,884	18,356
Development (3)	450	—	469	—
Redevelopment	5,036	4,909	10,060	9,723
Non-residential/other, net (4)	9,256	9,058	18,682	19,395
Total rental and other property revenues	$346,526	$336,766	$691,473	$669,934

(1) Stabilized properties consolidated by the Company for the three and six months ended June 30, 2018 and 2017.
(2) Acquisitions includes properties acquired which did not have comparable stabilized results as of January 1, 2017.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

(3) Development includes properties developed which did not have stabilized results as of January 1, 2017.
(4) Non-residential/other, net consists of revenue generated from retail space, commercial properties, held for sale properties, disposition properties and student housing.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $7.7 million and $9.3 million as of June 30, 2018 and December 31, 2017, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2018 that was included in the December 31, 2017 deferred revenue balance was $1.6 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue accounting standard. As of June 30, 2018, the Company had $7.7 million of remaining performance obligations. The Company expects to recognize approximately 20% of these remaining performance obligations in 2018, an additional 39% through 2020, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. In addition to the Company's joint ventures with BEXAEW, BEX II, and BEX III, the Company has joint venture investments with the Canadian Pension Plan Investment Board (“CPPIB”), Wesco I, LLC (“Wesco I”), Wesco III, LLC (“Wesco III”), Wesco IV, LLC (“Wesco IV”), and Wesco V, LLC (“Wesco V”). The carrying values of the Company's co-investments as of June 30, 2018 and December 31, 2017 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	June 30, 2018	December 31, 2017
Ownership interest in:
CPPIB	54%	$492,382	$500,287
Wesco I, Wesco III, Wesco IV, and Wesco V	53%	211,574	214,408
BEXAEW, BEX II and BEX III (2)	50%	120,788	13,827
Other	52%	47,367	51,810
Total operating and other co-investments, net		872,111	780,332
Total development co-investments, net	50%	76,525	73,770
Total preferred interest co-investments (includes related party investments of $36.4 million and $15.7 million as of June 30, 2018 and December 31, 2017, respectively)		342,684	265,156
Total co-investments, net		$1,291,320	$1,119,258

(1) Weighted average Company ownership percentages are as of June 30, 2018.
(2) As of December 31, 2017, the Company's investment in BEX II was classified as a liability of $36.7 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

The combined summarized entity financial information of co-investments is as follows ($ in thousands).

	June 30, 2018	December 31, 2017
Combined balance sheets: (1)
Rental properties and real estate under development	$4,032,421	$3,722,778
Other assets	166,521	110,333
Total assets	$4,198,942	$3,833,111
Debt	$1,948,724	$1,705,051
Other liabilities	64,982	45,515
Equity	2,185,236	2,082,545
Total liabilities and equity	$4,198,942	$3,833,111
Company's share of equity	$1,291,320	$1,155,984

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Combined statements of income: (1)
Property revenues	$81,348	$72,111	$162,190	$148,016
Property operating expenses	(26,567)	(25,866)	(53,636)	(51,275)
Net operating income	54,781	46,245	108,554	96,741
Interest expense	(13,639)	(14,024)	(30,374)	(25,945)
General and administrative	(2,388)	(1,917)	(3,880)	(3,695)
Depreciation and amortization	(31,317)	(28,423)	(62,479)	(56,327)
Net income	$7,437	$1,881	$11,821	$10,774
Company's share of net income (2)	$15,049	$10,308	$47,823	$21,207

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity co-investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.3 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018	December 31, 2017
Notes receivable, bearing interest at 10.00%, due May 2021	$14,470	$13,762
Notes receivable, bearing interest at 10.75%, due September 2020	30,926	29,318
Related party note receivable, bearing interest at 9.50%, due October 2019(1)	6,610	6,656
Related party note receivable, bearing interest at 3.50%, due March 2018(1)	—	29,500
Notes and other receivables from affiliates (2)	4,234	5,061
Other receivables	12,146	16,629
Total notes and other receivables	$68,386	$100,926

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of June 30, 2018 and December 31, 2017, respectively. See Note 6, Related Party Transactions, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.2 million and $2.9 million during the three months ended June 30, 2018 and 2017, respectively, and $6.4 million and $5.9 million during the six months ended June 30, 2018 and 2017, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.0 million and $0.6 million against general and administrative expenses for the three months ended June 30, 2018 and 2017, respectively, and $1.9 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

In November 2017, the Company provided a $29.5 million related party bridge loan to a property acquired by BEX III. The note receivable accrued interest at 3.5% and was paid off in January 2018. The bridge loan was classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had no amount outstanding as of June 30, 2018.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an MMC affiliated company. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment will accrue interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of June 30, 2018, the Company had funded $20.4 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of June 30, 2018 and December 31, 2017, $4.2 million and $5.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million and $6.7 million as of June 30, 2018 and December 31, 2017, respectively.

(7) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

Debt consists of the following ($ in thousands):

	June 30, 2018	December 31, 2017	Weighted Average Maturity In Years as of June 30, 2018
Unsecured bonds private placement - fixed rate	$274,525	$274,427	2.6
Term loan - variable rate	348,621	348,545	3.6
Bonds public offering - fixed rate	3,174,951	2,878,737	8.2
Unsecured debt, net (1)	3,798,097	3,501,709
Lines of credit (2)	2,670	179,000
Mortgage notes payable, net (3)	1,890,326	2,008,417	5.1
Total debt, net	$5,691,093	$5,689,126
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.9%	3.7%
Weighted average interest rate on variable rate term loan	2.8%	2.5%
Weighted average interest rate on lines of credit	2.7%	2.3%
Weighted average interest rate on mortgage notes payable	4.4%	4.2%

(1) Includes unamortized discount of $6.8 million and $5.2 million and unamortized debt issuance costs of $20.1 million and $18.1 million, as of June 30, 2018 and December 31, 2017, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of June 30, 2018, excludes unamortized debt issuance costs of $4.6 million and $3.2 million as of June 30, 2018 and December 31, 2017, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2018, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.875%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2021 with one 18-month extension, exercisable at the Company’s option. As of June 30, 2018, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.875%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of January 2020.
(3) Includes total unamortized premium of $25.2 million and $33.2 million, reduced by unamortized debt issuance costs of $4.5 million and $5.4 million, as of June 30, 2018 and December 31, 2017, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of June 30, 2018 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2018	$119,779
2019	606,843
2020	694,921
2021	544,846
2022	692,466
Thereafter	3,035,808
Total	$5,694,663

(8) Segment Information

The Company's segment disclosures present the measure used by the chief operating decision makers for purposes of assessing each segment's performance. The Company's chief operating decision makers are comprised of several members of its executive management team who use net operating income (“NOI”) to assess the performance of the business for the Company's reportable operating segments. NOI represents total property revenue less direct property operating expenses.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Southern California	$150,431	$145,600	$300,200	$290,504
Northern California	129,590	126,550	258,212	249,858
Seattle Metro	58,795	57,087	117,509	113,279
Other real estate assets	7,710	7,529	15,552	16,293
Total property revenues	$346,526	$336,766	$691,473	$669,934
Net operating income:
Southern California	$108,158	$103,522	$214,624	$206,639
Northern California	97,058	94,680	191,775	184,423
Seattle Metro	40,496	39,596	82,507	79,984
Other real estate assets	6,668	8,225	13,458	16,141
Total net operating income	252,380	246,023	502,364	487,187
Management and other fees from affiliates	2,197	2,296	4,505	4,532
Corporate-level property management expenses	(7,782)	(7,522)	(15,552)	(15,031)
Depreciation and amortization	(119,330)	(117,939)	(238,435)	(233,442)
General and administrative	(11,125)	(10,337)	(25,938)	(20,938)
Expensed acquisition and investment related costs	(68)	(274)	(125)	(830)
Interest expense	(56,278)	(56,812)	(111,139)	(111,395)
Total return swap income	2,228	2,531	4,498	5,115
Interest and other income	6,895	5,362	12,804	12,126
Equity income from co-investments	15,049	10,308	47,823	21,207
Gain on sale of real estate and land	22,244	—	22,244	26,174
Gain on remeasurement of co-investment	—	2,159	—	88,641
Net income	$106,410	$75,795	$203,049	$263,346

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018	December 31, 2017
Assets:
Southern California	$4,601,755	$4,685,358
Northern California	4,253,397	4,219,114
Seattle Metro	1,495,388	1,521,907
Other real estate assets	60,462	162,496
Net reportable operating segment - real estate assets	10,411,002	10,588,875
Real estate under development	343,841	355,735
Co-investments	1,291,320	1,155,984
Cash and cash equivalents, including restricted cash	177,576	61,126
Marketable securities	207,191	190,004
Notes and other receivables	68,386	100,926
Prepaid expenses and other assets	56,338	43,056
Total assets	$12,555,654	$12,495,706

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$100,440	66,047,751	$1.52	$70,759	65,729,074	$1.08
Effect of Dilutive Securities:
Stock options	—	48,598		—	90,620
Diluted:
Net income available to common stockholders	$100,440	66,096,349	$1.52	$70,759	65,819,694	$1.08

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$191,358	66,045,897	$2.90	$249,723	65,639,775	$3.80
Effect of Dilutive Securities:
Stock options	—	42,906		—	91,515
DownREIT units	—	—		738	210,728
Diluted:
Net income available to common stockholders	$191,358	66,088,803	$2.90	$250,461	65,942,018	$3.80

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,273,098 and 2,251,687, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended June 30, 2018 and 2017, respectively, and 2,273,255 and 2,251,959 for the six months ended June 30, 2018 and 2017, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.5 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively, and $6.6 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 185,181 and 8,240 for the three months ended June 30, 2018 and 2017, respectively, and 185,470 and 23,619 for the six months ended June 30, 2018 and 2017 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$103,900	68,320,849	$1.52	$73,181	67,980,761	$1.08
Effect of Dilutive Securities:
Stock options	—	48,598		—	90,620
Diluted:
Net income available to common unitholders	$103,900	68,369,447	$1.52	$73,181	68,071,381	$1.08

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$197,950	68,319,151	$2.90	$258,291	67,891,734	$3.80
Effect of Dilutive Securities:
Stock options	—	42,906		—	91,515
DownREIT units	—	—		738	210,728
Diluted:
Net income available to common unitholders	$197,950	68,362,057	$2.90	$259,029	68,193,977	$3.80

Stock options of 185,181 and 8,240 for the three months ended June 30, 2018 and 2017, respectively, and 185,470 and 23,619 for the six months ended June 30, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2018, the Company had entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of June 30, 2018, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $9.9 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $9.9 million of the Company’s tax exempt variable rate debt.

As of June 30, 2018 and December 31, 2017, the aggregate carrying value of the interest rate swap contracts was an asset of $8.5 million and $5.4 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both June 30, 2018 and December 31, 2017.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for the three and six months ended June 30, 2018 and 2017.

Additionally, the Company has entered into total return swaps that effectively convert $256.3 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all total return swaps, with $256.3 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both June 30, 2018 and December 31, 2017. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $2.2 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively, and $4.5 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2017 annual report on Form 10-K for the year ended December 31, 2017. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this Quarterly Report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Forward-Looking Statements.”

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2018, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of June 30, 2018, the Company owned or had ownership interests in 247 operating apartment communities, comprising 59,982 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, one operating commercial building with approximately 106,564 square feet, six active developments and three loan investments. The Company’s apartment communities are located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2018, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 1,861 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of $0.6 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2018		As of June 30, 2017
	Apartment Homes	%	Apartment Homes	%
Southern California	22,964	47%	23,343	47%
Northern California	15,970	32%	15,848	32%
Seattle Metro	10,238	21%	10,238	21%
Total	49,172	100%	49,429	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, LLC, Wesco V, CPPIB, BEXAEW, BEX II, and BEX III communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended June 30, 2018 and 2017) was 96.7% and 96.4% for the three months ended June 30, 2018 and 2017, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,
	2018	2017
Southern California	96.8%	96.2%
Northern California	96.7%	96.7%
Seattle Metro	96.3%	96.2%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2018	2017	Change	Change
Same-Property Revenues:
Southern California	22,269	$145,799	$141,110	$4,689	3.3%
Northern California	14,356	116,688	114,433	2,255	2.0%
Seattle Metro	10,238	58,796	57,086	1,710	3.0%
Total Same-Property Revenues	46,863	321,283	312,629	8,654	2.8%
Non-Same Property Revenues		25,243	24,137	1,106	4.6%
Total Property Revenues		$346,526	$336,766	$9,760	2.9%

Same-Property Revenues increased by $8.7 million or 2.8% to $321.3 million in the second quarter of 2018 from $312.6 million in the second quarter of 2017. The increase was primarily attributable to an increase of 2.2% in average rental rates from $2,181 per apartment home in the second quarter of 2017 to $2,229 per apartment home in the second quarter of 2018.

Non-Same Property Revenues increased by $1.1 million or 4.6% to $25.2 million in the second quarter of 2018 from $24.1 million in the second quarter of 2017. The increase was primarily due to revenue generated from Station Park Green - Phase I, a development community, that began producing rental income during the first quarter of 2018.

Management and other fees from affiliates remained relatively flat at $2.2 million in the second quarter of 2018 compared to $2.3 million in the second quarter of 2017.

Property operating expenses, excluding real estate taxes increased $2.3 million or 4.1% to $58.2 million for the second quarter of 2018 compared to $55.9 million for the second quarter of 2017 primarily due to an increase of $1.1 million in maintenance and repairs and an increase of $0.6 million in utilities expenses. Same-Property operating expenses, excluding real estate taxes, increased by $1.6 million or 3.0% for the second quarter of 2018 compared to the second quarter of 2017, primarily due to a $0.9 million increase in maintenance and repairs.

Real estate taxes increased $1.1 million or 3.2% to $36.0 million for the second quarter of 2018 compared to $34.9 million for the second quarter of 2017 primarily due to increases in tax rates and property valuations. Same-Property real estate taxes increased by $0.2 million or 0.7% to $34.3 million in the second quarter of 2018 compared to $34.1 million in the second quarter of 2017, primarily due to increases in tax rates and property valuations.

Corporate-level property management expenses increased $0.3 million or 4.0% to $7.8 million in the second quarter of 2018 compared to $7.5 million in the second quarter of 2017, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $1.4 million or 1.2% to $119.3 million for the second quarter of 2018 compared to $117.9 million for the second quarter of 2017, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018 as well as an increase in redevelopment activity between the second quarter of 2017 and the second quarter of 2018.

Interest expense decreased $0.5 million or 0.9% to $56.3 million for the second quarter of 2018 compared to $56.8 million for the second quarter of 2017, primarily due to various debt that was paid off or matured and regular principal amortization during and after the second quarter of 2017, which resulted in a decrease in interest expense of $3.6 million for the second quarter of 2018. Additionally, there was a $0.9 million increase in capitalized interest in the second quarter of 2018, which was due to an increase in development costs as compared to the same period in 2017. These decreases to interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $350.0 million senior unsecured notes due May 1, 2027 in April 2017 and $300.0 million senior unsecured notes due March 15, 2048 in March 2018, which resulted in an increase of $4.0 million interest expense for the second quarter of 2018.

Total return swap income of $2.2 million in the second quarter of 2018 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes. The decrease of $0.3 million for the second quarter of 2018 compared to the second quarter of 2017 was due to less favorable interest rates.

Interest and other income increased by $1.5 million or 27.8% to $6.9 million for the second quarter of 2018 compared to $5.4 million for the second quarter of 2017, primarily due to an increase in marketable securities and other interest income of $1.2 million in the second quarter of 2018.

Equity income from co-investments increased $4.7 million or 45.6% to $15.0 million for the second quarter of 2018 compared to $10.3 million for the second quarter of 2017, primarily due to an increase in income from preferred equity investments of $3.3 million and an increase of $1.3 million in income from early redemption of preferred equity investments.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Our average financial occupancy for the Company's stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the six months ended June 30, 2018 and 2017) was 96.9% and 96.4% for the six months ended June 30, 2018 and 2017, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017
Southern California	96.9%	96.3%
Northern California	97.1%	96.7%
Seattle Metro	96.6%	96.4%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2018	2017	Change	Change
Same-Property Revenues:
Southern California	22,269	$290,927	$281,576	$9,351	3.3%
Northern California	14,356	232,942	227,605	5,337	2.3%
Seattle Metro	10,238	117,509	113,279	4,230	3.7%
Total Same-Property Revenues	46,863	641,378	622,460	18,918	3.0%
Non-Same Property Revenues		50,095	47,474	2,621	5.5%
Total Property Revenues		$691,473	$669,934	$21,539	3.2%

Same-Property Revenues increased by $18.9 million or 3.0% to $641.4 million in the six months ended June 30, 2018 from $622.5 million in the six months ended June 30, 2017. The increase was primarily attributable to an increase of 2.3% in average rental rates from $2,169 per apartment home in the six months ended June 30, 2017 to $2,218 per apartment home in the six months ended June 30, 2018.

Non-Same Property Revenues increased by $2.6 million or 5.5% to $50.1 million in the six months ended June 30, 2018 from $47.5 million in the six months ended June 30, 2017. The increase was primarily due to revenue generated by Sage at Cupertino, which was consolidated in March 2017, and Station Park Green - Phase I, a development community, that began producing rental income during the first quarter of 2018.

Management and other fees from affiliates remained relatively flat at $4.5 million for the six months ended June 30, 2018 and 2017.

Property operating expenses, excluding real estate taxes increased $3.4 million or 3.0% to $115.4 million for the six months ended June 30, 2018 compared to $112.0 million for the six months ended June 30, 2017 primarily due to an increase of $1.5 million in maintenance and repairs as well as an increase of $1.4 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $2.4 million or 2.3% to $108.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a $1.1 million increase in maintenance and repairs and an increase of $1.0 million in administrative expenses.

Real estate taxes increased $2.9 million or 4.1% to $73.7 million for the six months ended June 30, 2018 compared to $70.8 million for the six months ended June 30, 2017 due primarily to increases in tax rates and property valuations. Same-Property real estate taxes increased by $1.6 million or 2.4% to $68.7 million for the six months ended June 30, 2018 compared to $67.1 million for the six months ended June 30, 2017 primarily due to increases in tax rates and property valuations.

Corporate-level property management expenses increased $0.6 million or 4.0% to $15.6 million for the six months ended June 30, 2018 compared to $15.0 million for the six months ended June 30, 2017 primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $5.0 million or 2.1% to $238.4 million for the six months ended June 30, 2018 compared to $233.4 million for the six months ended June 30, 2017, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018, the consolidation of Sage at Cupertino in March 2017, as well as an increase in redevelopment activity between the second quarter of 2017 and the second quarter of 2018.

Interest expense decreased $0.3 million or 0.3% to $111.1 million for the six months ended June 30, 2018 compared to $111.4 million for the six months ended June 30, 2017, primarily due to various debt that was paid off or matured and regular principal amortization during and after the six months ended June 30, 2017, which resulted in a decrease in interest expense of $6.8 million for the six months ended June 30, 2018. Additionally, there was a $1.8 million increase in capitalized interest in the six months ended June 30, 2018, which was due to an increase in development costs as compared to the same period in 2017. These decreases to interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $350.0 million senior unsecured notes due May 1, 2027 in April 2017 and $300.0 million senior unsecured notes due March 15, 2048 in March 2018, which resulted in an increase of $8.3 million interest expense for the six months ended June 30, 2018 and $2.7 million for the six months ended June 30, 2017.

Total return swap income of $4.5 million for the six months ended June 30, 2018 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes. The decrease of $0.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to less favorable interest rates.

Interest and other income increased by $0.7 million or 5.8% to $12.8 million for the six months ended June 30, 2018 compared to $12.1 million for the six months ended June 30, 2017, primarily due to an increase in marketable securities and other interest income of $2.1 million, partially offset by a decrease in the gain on sale of marketable securities of $1.1 million.

Equity income from co-investments increased $26.6 million or 125.5% to $47.8 million for the six months ended June 30, 2018 compared to $21.2 million for the six months ended June 30, 2017, primarily due to $20.5 million of promote income from the BEXAEW joint venture recognized during the first quarter of 2018 as well as an increase in income from preferred equity investments of $5.6 million.

Liquidity and Capital Resources

As of June 30, 2018, the Company had $160.9 million of unrestricted cash and cash equivalents and $207.2 million in marketable securities, of which $89.2 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2018, Fitch Ratings (“Fitch”), Moody’s Investor Service (“Moody's”), and Standard and Poor's (“S&P”) credit agencies rate the Company and the Operating Partnership, BBB+/Positive, Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2018, the Company had two unsecured lines of credit aggregating $1.24 billion. In January 2018, the Company’s unsecured credit facility was amended, and the line’s capacity was increased from $1.0 billion to $1.2 billion. As of June 30, 2018, there was no amount outstanding on this unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of June 30, 2018. In connection with the January 2018 amendment, the scheduled maturity date of this facility was extended to December 2021, with one 18-month extension, exercisable at the Company's option. In January 2018, the Company’s working capital unsecured line of credit was also amended, and the line’s capacity was increased from $25.0 million to $35.0 million. As of June 30, 2018, there was $2.7 million outstanding on this unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of June 30, 2018. In connection with the January 2018 amendment, the scheduled maturity date of this facility was extended to January 2020.

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

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC. During the six months ended June 30, 2018, the Company did not issue any shares pursuant to its equity distribution program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities, fund the development pipeline and for other general corporate purposes. As of June 30, 2018, the Company may sell an additional 4,654,556 shares under the current equity distribution program.

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. During the six months ended June 30, 2018, the Company repurchased 16,834 shares of its common stock totaling $3.8 million, including commissions, at an average price of $224.13 per share. As of June 30, 2018, the Company had $245.2 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2018, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,861 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $0.6 billion, $0.5 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its credit facilities, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of June 30, 2018, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $140.1 million, of which approximately $36.4 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for investments in both operating and development communities. As of June 30, 2018, the Company had an interest in 814 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs total approximately $0.3 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.2 billion. In addition, the Company had an interest in 10,810 apartment homes of operating communities with joint ventures for a total book value of $0.9 billion as of June 30, 2018.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$100,440	$70,759	$191,358	$249,723
Adjustments:
Depreciation and amortization	119,330	117,939	238,435	233,442
Gains not included in Funds from Operations attributable to common stockholders and unitholders	(22,244)	(2,159)	(22,244)	(114,815)
Depreciation and amortization add back from unconsolidated co-investments	15,720	13,627	31,579	26,481
Noncontrolling interest related to Operating Partnership units	3,460	2,422	6,592	8,568
Depreciation attributable to third party ownership and other	(233)	(26)	(465)	(51)
Funds from Operations attributable to common stockholders and unitholders	$216,473	$202,562	$445,255	$403,348
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$3.17	$2.97	$6.52	$5.93
Non-core items:
Expensed acquisition and investment related costs	68	274	125	830
Loss (gain) on sale of marketable securities	131	(13)	(549)	(1,618)
Unrealized (gains) losses on marketable securities	(122)	—	754	—
Interest rate hedge ineffectiveness (1)	40	(14)	96	(20)
Co-investment promote income	—	—	(20,541)	—
Income from early redemption of preferred equity investments	(1,578)	(248)	(1,602)	(248)
Insurance reimbursements, legal settlements, and other, net	(450)	—	1,983	(25)
Core Funds from Operations attributable to common stockholders and unitholders	$214,562	$202,561	$425,521	$402,267
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.14	$2.97	$6.23	$5.91
Weighted average number shares outstanding diluted (2)	68,331,709	68,145,911	68,324,230	68,058,495

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings from operations	$116,272	$112,247	$226,819	$221,478
Adjustments:
Corporate-level property management expenses	7,782	7,522	15,552	15,031
Depreciation and amortization	119,330	117,939	238,435	233,442
Management and other fees from affiliates	(2,197)	(2,296)	(4,505)	(4,532)
General and administrative	11,125	10,337	25,938	20,938
Expensed acquisition and investment related costs	68	274	125	830
NOI	252,380	246,023	502,364	487,187
Less: Non-Same Property NOI	(19,616)	(20,082)	(38,337)	(38,059)
Same-Property NOI	$232,764	$225,941	$464,027	$449,128

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2018, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of June 30, 2018, the Company also had $269.9 million of secured variable rate indebtedness, of which $9.9 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of June 30, 2018. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2018. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2018.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
($ in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$8,473	$11,378	$5,602
Interest rate caps	9,924	2019	—	—	—
Total cash flow hedges	$184,924	2019-2022	$8,473	$11,378	$5,602

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $256.3 million that effectively convert $256.3 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at June 30, 2018. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$119,502	606,251	694,273	544,138	341,692	2,768,858	$5,074,714	$5,055,937
Average interest rate	5.8%	4.4%	5.0%	4.5%	3.8%	3.8%	4.2%
Variable rate debt (1)	$277	592	3,318	708	350,774	266,950	$622,619	$618,156
Average interest rate	2.5%	2.5%	2.7%	2.5%	2.8%	2.3%	2.6%

(1) $175.0 million is subject to interest rate swap agreements, $9.9 million is subject to interest rate caps, and $256.3 million is subject to total return swaps.

The table incorporates only those exposures that exist as of June 30, 2018. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2018, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2018, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and

Index

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

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2018, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2018, Essex issued an aggregate of 5,177 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the exchange of OP Units by limited partners. Essex contributed the proceeds of $0.7 million from the option exercises during the three months ended June 30, 2018 to the Operating Partnership in exchange for an aggregate of 4,842 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units by limited partners, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2018, an aggregate of 335 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. Under this program, as of June 30, 2018, the Company had $245.2 million of purchase authority remaining. The Company did not repurchase any of its common stock during the three months ended June 30, 2018.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
10.1†	Form of Non-Employee Director Restricted Stock Award Agreement

10.2†	Form of Non-Employee Director Stock Option Award Agreement

12.1*	Ratio of Earnings to Fixed Charges.

31.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Management contract or compensatory plan or arrangement.

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

Date: August 3, 2018

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: August 3, 2018

By: /S/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: August 3, 2018

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: August 3, 2018

By: /S/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer