Form 10-Q
period 2018-09-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2018-10-31
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Essex Property Trust, Inc.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

Essex Portfolio, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,065,097 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 29, 2018.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2018 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

All of the Company's property ownership, development, and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in the Operating Partnership. Essex's primary function is acting as the general partner of the Operating Partnership. As general partner with control of the Operating Partnership, Essex consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of Essex and the Operating Partnership are the same on their respective financial statements. Essex also issues equity from time to time and guarantees certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its co-investments. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for OP Units (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources of capital include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and co-investments.

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various condensed consolidated partnerships and co-investment partners. The noncontrolling interest in Essex's consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unit holders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at Essex and Operating Partnership levels.

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

In order to highlight the differences between Essex and the Operating Partnership, the separate sections in this report on Form 10-Q for Essex and the Operating Partnership specifically refer to Essex and the Operating Partnership. In the sections that combine disclosure of Essex and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and co-investments and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership. The separate discussions of Essex and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	September 30, 2018	December 31, 2017
Real estate:
Rental properties:
Land and land improvements	$2,710,139	$2,719,064
Buildings and improvements	10,744,841	10,643,009
	13,454,980	13,362,073
Less: accumulated depreciation	(3,113,386)	(2,769,297)
	10,341,594	10,592,776
Real estate under development	403,644	355,735
Co-investments	1,267,593	1,155,984
	12,012,831	12,104,495
Cash and cash equivalents-unrestricted	157,279	44,620
Cash and cash equivalents-restricted	17,347	16,506
Marketable securities	210,596	190,004
Notes and other receivables (includes related party receivables of $10.3 million and $41.2 million as of September 30, 2018 and December 31, 2017, respectively)	69,166	100,926
Prepaid expenses and other assets	50,924	39,155
Total assets	$12,518,143	$12,495,706

LIABILITIES AND EQUITY
Unsecured debt, net	$3,798,705	$3,501,709
Mortgage notes payable, net	1,834,967	2,008,417
Lines of credit	—	179,000
Accounts payable and accrued liabilities	185,426	127,501
Construction payable	63,905	51,770
Dividends payable	128,831	121,420
Distributions in excess of investments in co-investments	—	36,726
Other liabilities	33,616	33,132
Total liabilities	6,045,450	6,059,675
Commitments and contingencies
Redeemable noncontrolling interest	36,665	39,206
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 66,055,166 and 66,054,399 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,133,587	7,129,571
Distributions in excess of accumulated earnings	(808,085)	(833,726)
Accumulated other comprehensive loss, net	(8,548)	(18,446)
Total stockholders' equity	6,316,961	6,277,406
Noncontrolling interest	119,067	119,419
Total equity	6,436,028	6,396,825
Total liabilities and equity	$12,518,143	$12,495,706

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental and other property	$348,610	$341,974	$1,040,083	$1,011,908
Management and other fees from affiliates	2,307	2,395	6,812	6,927
	350,917	344,369	1,046,895	1,018,835
Expenses:
Property operating, excluding real estate taxes	59,100	59,033	174,506	171,028
Real estate taxes	38,675	37,531	112,378	108,283
Corporate-level property management expenses	7,761	7,573	23,313	22,604
Depreciation and amortization	120,852	117,451	359,287	350,893
General and administrative	10,601	9,788	36,539	30,726
Expensed acquisition and investment related costs	31	324	156	1,154
	237,020	231,700	706,179	684,688
Earnings from operations	113,897	112,669	340,716	334,147
Interest expense	(55,196)	(55,938)	(166,335)	(167,333)
Total return swap income	2,184	2,538	6,682	7,653
Interest and other income	8,437	5,790	21,241	17,916
Equity income from co-investments	16,788	19,727	64,611	40,934
Gain on sale of real estate and land	—	249	22,244	26,423
Gain on remeasurement of co-investment	—	—	—	88,641
Net income	86,110	85,035	289,159	348,381
Net income attributable to noncontrolling interest	(5,135)	(5,312)	(16,826)	(18,935)
Net income available to common stockholders	$80,975	$79,723	$272,333	$329,446
Comprehensive income	$89,100	$88,870	$301,708	$356,102
Comprehensive income attributable to noncontrolling interest	(5,235)	(5,438)	(17,243)	(19,190)
Comprehensive income attributable to controlling interest	$83,865	$83,432	$284,465	$336,912
Per share data:
Basic:
Net income available to common stockholders	$1.23	$1.21	$4.12	$5.01
Weighted average number of shares outstanding during the period	66,052,108	65,994,896	66,047,990	65,759,450
Diluted:
Net income available to common stockholders	$1.22	$1.21	$4.12	$5.00
Weighted average number of shares outstanding during the period	66,103,812	66,078,283	66,093,004	65,836,965
Dividend per common share	$1.86	$1.75	$5.58	$5.25

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the nine months ended September 30, 2018
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount					Total
Balances at December 31, 2017	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	272,333	—	16,826	289,159
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	6	—	6
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	12,210	420	12,630
Change in fair value of marketable debt securities, net	—	—	—	—	(84)	(3)	(87)
Issuance of common stock under:
Stock option and restricted stock plans, net	17	—	2,751	—	—	—	2,751
Sale of common stock, net	—	—	(483)	—	—	—	(483)
Equity based compensation costs	—	—	7,697	—	—	864	8,561
Retirement of common stock, net	(17)	—	(3,774)	—	—	—	(3,774)
Cumulative effect upon adoption of ASU No. 2016-01	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	—	—	119,651	—	4,057	123,708
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,032)	—	—	(221)	(2,253)
Distributions to noncontrolling interest	—	—	—	—	—	(22,281)	(22,281)
Redemptions of noncontrolling interest	1	—	(143)	—	—	(14)	(157)
Common stock dividends	—	—	—	(368,577)	—	—	(368,577)
Balances at September 30, 2018	66,055	$7	$7,133,587	$(808,085)	$(8,548)	$119,067	$6,436,028

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$289,159	$348,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,287	350,893
Amortization of discount on marketable securities	(12,949)	(11,128)
Amortization of (premium) discount and debt financing costs, net	(1,958)	(5,132)
Gain on sale of marketable securities and other investments	(669)	(1,650)
Unrealized gain on equity securities recognized through income	(426)	—
Company's share of gain on the sales of co-investments	—	(10,058)
Earnings from co-investments	(64,611)	(30,876)
Operating distributions from co-investments	80,232	47,702
Accrued interest from notes and other receivables	(4,016)	(2,738)
Gain on the sale of real estate and land	(22,244)	(26,423)
Equity-based compensation	7,209	4,894
Gain on remeasurement of co-investment	—	(88,641)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(4,044)	(2,844)
Accounts payable and accrued liabilities	55,469	50,788
Other liabilities	698	399
Net cash provided by operating activities	681,137	623,567
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(7,807)	(200,028)
Redevelopment	(54,656)	(50,642)
Development acquisitions of and additions to real estate under development	(131,867)	(92,936)
Capital expenditures on rental properties	(54,890)	(48,735)
Investments in notes receivable	—	(76,961)
Collections of notes receivable	29,500	—
Proceeds from insurance for property losses	1,237	648
Proceeds from dispositions of real estate	130,730	132,039
Contributions to co-investments	(100,202)	(231,552)
Changes in refundable deposits	(3,804)	2,594
Purchases of marketable securities	(29,130)	(65,668)
Sales and maturities of marketable securities	22,501	33,377
Non-operating distributions from co-investments	62,564	112,572
Net cash used in investing activities	(135,824)	(485,292)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	298,773	597,981
Payments on unsecured debt and mortgage notes	(162,317)	(460,040)
Proceeds from lines of credit	454,170	564,833
Repayments of lines of credit	(633,170)	(687,224)
Retirement of common stock	(3,774)	—
Additions to deferred charges	(4,093)	(4,108)
Net proceeds from issuance of common stock	(483)	80,377
Net proceeds from stock options exercised	2,751	24,079
Payments related to tax withholding for share-based compensation	(23)	(118)
Distributions to noncontrolling interest	(22,137)	(20,405)

	Nine Months Ended September 30,
	2018	2017
Redemption of noncontrolling interest	(157)	(4,849)
Redemption of redeemable noncontrolling interest	(43)	(720)
Common and preferred stock dividends paid	(361,310)	(335,110)
Net cash used in financing activities	(431,813)	(245,304)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	113,500	(107,029)
Unrestricted and restricted cash and cash equivalents at beginning of period	61,126	170,302
Unrestricted and restricted cash and cash equivalents at end of period	$174,626	$63,273

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $13.3 million and $10.0 million capitalized in 2018 and 2017, respectively)	$146,039	$148,742
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$22,506
Transfers between real estate under development to rental properties, net	$99,547	$2,195
Transfer from real estate under development to co-investments	$640	$4,122
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$2,253	$903
Redemption of redeemable noncontrolling interest via reduction of note receivable	$4,751	$—
Debt assumed in connection with acquisition	$—	$51,882
Repayment of mortgage note from new financing proceeds	$52,000	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	September 30, 2018	December 31, 2017
Real estate:
Rental properties:
Land and land improvements	$2,710,139	$2,719,064
Buildings and improvements	10,744,841	10,643,009
	13,454,980	13,362,073
Less: accumulated depreciation	(3,113,386)	(2,769,297)
	10,341,594	10,592,776
Real estate under development	403,644	355,735
Co-investments	1,267,593	1,155,984
	12,012,831	12,104,495
Cash and cash equivalents-unrestricted	157,279	44,620
Cash and cash equivalents-restricted	17,347	16,506
Marketable securities	210,596	190,004
Notes and other receivables (includes related party receivables of $10.3 million and $41.2 million as of September 30, 2018 and December 31, 2017, respectively)	69,166	100,926
Prepaid expenses and other assets	50,924	39,155
Total assets	$12,518,143	$12,495,706

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,798,705	$3,501,709
Mortgage notes payable, net	1,834,967	2,008,417
Lines of credit	—	179,000
Accounts payable and accrued liabilities	185,426	127,501
Construction payable	63,905	51,770
Distributions payable	128,831	121,420
Distributions in excess of investments in co-investments	—	36,726
Other liabilities	33,616	33,132
Total liabilities	6,045,450	6,059,675
Commitments and contingencies
Redeemable noncontrolling interest	36,665	39,206
Capital:
General Partner:
Common equity (66,055,166 and 66,054,399 units issued and outstanding, respectively)	6,325,509	6,295,852
	6,325,509	6,295,852
Limited Partners:
Common equity (2,272,983 and 2,268,114 units issued and outstanding, respectively)	51,093	49,792
Accumulated other comprehensive loss	(4,908)	(15,229)
Total partners' capital	6,371,694	6,330,415
Noncontrolling interest	64,334	66,410
Total capital	6,436,028	6,396,825
Total liabilities and capital	$12,518,143	$12,495,706

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental and other property	$348,610	$341,974	$1,040,083	$1,011,908
Management and other fees from affiliates	2,307	2,395	6,812	6,927
	350,917	344,369	1,046,895	1,018,835
Expenses:
Property operating, excluding real estate taxes	59,100	59,033	174,506	171,028
Real estate taxes	38,675	37,531	112,378	108,283
Corporate-level property management expenses	7,761	7,573	23,313	22,604
Depreciation and amortization	120,852	117,451	359,287	350,893
General and administrative	10,601	9,788	36,539	30,726
Expensed acquisition and investment related costs	31	324	156	1,154
	237,020	231,700	706,179	684,688
Earnings from operations	113,897	112,669	340,716	334,147
Interest expense	(55,196)	(55,938)	(166,335)	(167,333)
Total return swap income	2,184	2,538	6,682	7,653
Interest and other income	8,437	5,790	21,241	17,916
Equity income from co-investments	16,788	19,727	64,611	40,934
Gain on sale of real estate and land	—	249	22,244	26,423
Gain on remeasurement of co-investment	—	—	—	88,641
Net income	86,110	85,035	289,159	348,381
Net income attributable to noncontrolling interest	(2,346)	(2,591)	(7,445)	(7,646)
Net income available to common unitholders	$83,764	$82,444	$281,714	$340,735
Comprehensive income	$89,100	$88,870	$301,708	$356,102
Comprehensive income attributable to noncontrolling interest	(2,346)	(2,591)	(7,445)	(7,646)
Comprehensive income attributable to controlling interest	$86,754	$86,279	$294,263	$348,456
Per unit data:
Basic:
Net income available to common unitholders	$1.23	$1.21	$4.12	$5.01
Weighted average number of common units outstanding during the period	68,325,091	68,246,008	68,321,153	68,011,123
Diluted:
Net income available to common unitholders	$1.23	$1.21	$4.12	$5.00
Weighted average number of common units outstanding during the period	68,376,795	68,329,395	68,366,167	68,088,638
Distribution per common unit	$1.86	$1.75	$5.58	$5.25

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the nine months ended September 30, 2018
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
	Units	Amount	Units	Amount			Total
Balances at December 31, 2017	66,054	$6,295,852	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	272,333	—	9,381	—	7,445	289,159
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	6	—	6
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	12,630	—	12,630
Change in fair value of marketable debt securities, net	—	—	—	—	(87)	—	(87)
Issuance of common units under:
General partner's stock based compensation, net	17	2,751	—	—	—	—	2,751
Sale of common stock by general partner, net	—	(483)	—	—	—	—	(483)
Equity based compensation costs	—	7,697	5	864	—	—	8,561
Retirement of common units, net	(17)	(3,774)	—	—	—	—	(3,774)
Cumulative effect upon adoption of ASU No. 2016-01	—	2,234	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	119,651	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(2,032)	—	(233)	—	12	(2,253)
Distributions to noncontrolling interest	—	—	—	—	—	(9,522)	(9,522)
Redemptions	1	(143)	—	(3)	—	(11)	(157)
Distributions declared	—	(368,577)	—	(12,759)	—	—	(381,336)
Balances at September 30, 2018	66,055	$6,325,509	2,273	$51,093	$(4,908)	$64,334	$6,436,028

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$289,159	$348,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,287	350,893
Amortization of discount on marketable securities	(12,949)	(11,128)
Amortization of (premium) discount and debt financing costs, net	(1,958)	(5,132)
Gain on sale of marketable securities and other investments	(669)	(1,650)
Unrealized gain on equity securities recognized through income	(426)	—
Company's share of gain on the sales of co-investment	—	(10,058)
Earnings from co-investments	(64,611)	(30,876)
Operating distributions from co-investments	80,232	47,702
Accrued interest from notes and other receivables	(4,016)	(2,738)
Gain on the sale of real estate and land	(22,244)	(26,423)
Equity-based compensation	7,209	4,894
Gain on remeasurement of co-investment	—	(88,641)
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(4,044)	(2,844)
Accounts payable and accrued liabilities	55,469	50,788
Other liabilities	698	399
Net cash provided by operating activities	681,137	623,567
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(7,807)	(200,028)
Redevelopment	(54,656)	(50,642)
Development acquisitions of and additions to real estate under development	(131,867)	(92,936)
Capital expenditures on rental properties	(54,890)	(48,735)
Investments in notes receivable	—	(76,961)
Collections of notes receivable	29,500	—
Proceeds from insurance for property losses	1,237	648
Proceeds from dispositions of real estate	130,730	132,039
Contributions to co-investments	(100,202)	(231,552)
Changes in refundable deposits	(3,804)	2,594
Purchases of marketable securities	(29,130)	(65,668)
Sales and maturities of marketable securities	22,501	33,377
Non-operating distributions from co-investments	62,564	112,572
Net cash used in investing activities	(135,824)	(485,292)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	298,773	597,981
Payments on unsecured debt and mortgage notes	(162,317)	(460,040)
Proceeds from lines of credit	454,170	564,833
Repayments of lines of credit	(633,170)	(687,224)
Retirement of common units	(3,774)	—
Additions to deferred charges	(4,093)	(4,108)
Net proceeds from issuance of common units	(483)	80,377
Net proceeds from stock options exercised	2,751	24,079
Payments related to tax withholding for share-based compensation	(23)	(118)
Distributions to noncontrolling interest	(6,615)	(5,568)

	Nine Months Ended September 30,
	2018	2017
Redemption of noncontrolling interest	(157)	(4,849)
Redemption of redeemable noncontrolling interest	(43)	(720)
Common and preferred units and preferred interest distributions paid	(376,832)	(349,947)
Net cash used in financing activities	(431,813)	(245,304)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	113,500	(107,029)
Unrestricted and restricted cash and cash equivalents at beginning of period	61,126	170,302
Unrestricted and restricted cash and cash equivalents at end of period	$174,626	$63,273

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $13.3 million and $10.0 million capitalized in 2018 and 2017, respectively)	$146,039	$148,742
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$22,506
Transfers between real estate under development to rental properties, net	$99,547	$2,195
Transfer from real estate under development to co-investments	$640	$4,122
Reclassifications to redeemable noncontrolling interest from general partner capital and noncontrolling interest	$2,253	$903
Redemption of redeemable noncontrolling interest via reduction of note receivable	$4,571	$—
Debt assumed in connection with acquisition	$—	$51,882
Repayment of mortgage note from new financing proceeds	$52,000	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
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

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year’s presentation, including the reclassification of corporate-level property management expenses out of property operating, excluding real estate taxes to its own line item on the Company's condensed consolidated statements of income and comprehensive income. $13.2 million has been reclassified out of other assets and into building and improvements on the Company's condensed consolidated balance sheets as of December 31, 2017.

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.7% general partnership interest as of both September 30, 2018 and December 31, 2017. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,272,983 and 2,268,114 as of September 30, 2018 and December 31, 2017, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $560.8 million and $547.5 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the Company owned or had ownership interests in 247 operating apartment communities, comprising 59,982 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, one operating commercial building, six active developments and three loan investments. The operating apartment communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
September 30, 2018 and 2017
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

The Company expects that its residential and commercial leases, where it is the lessor, will continue to be accounted for as operating leases under the new standard. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements,” which includes a practical expedient that allows lessors to not separate nonlease components from the associated lease component. This provides the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component, if certain requirements are met. The Company expects to elect this practical expedient, which would result in minimum rents and expense recoveries being presented as a single revenue line item in the consolidated statement of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

For leases where the Company is the lessee, which includes various corporate office and ground leases, the Company will be required to recognize a right of use asset and related lease liability on its consolidated balance sheets upon adoption. The Company expects that its corporate office leases, where it is the lessee, will continue to be accounted for as operating leases. The Company also expects to elect a package of practical expedients, under which the Company would not be required to reassess the classification of existing ground leases. The new standards will be effective for the Company beginning January 1, 2019 and early adoption is permitted, including adoption in an interim period. The Company currently anticipates adopting the new standards on the effective date. The Company expects to apply the new standard on January 1, 2019 and is continuing to evaluate the impact of these amendments on its consolidated results of operations and financial position.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments,” which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The new standard will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

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

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates certain disclosure requirements affecting all levels of measurements, and modifies and adds new disclosure requirements for Level 3 measurements. The new standard will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its disclosures.

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

As of September 30, 2018 and December 31, 2017, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured bonds, common stock and stock funds, investments in mortgage backed securities, and investment funds that invest in U.S. treasury or agency securities. As of September 30, 2018 and December 31, 2017, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

As of September 30, 2018 and December 31, 2017, marketable securities consist of the following ($ in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$31,914	$(430)	$31,484
Investment funds - U.S. treasuries	8,929	(90)	8,839
Common stock and stock funds	39,755	3,835	43,590

Debt securities:
Available for sale
Investment-grade unsecured bonds	4,281	(121)	4,160
Held to maturity
Mortgage backed securities	122,523	—	122,523
Total - Marketable securities	$207,402	$3,194	$210,596

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$27,914	$(29)	$27,885
Investment funds - U.S. treasuries	10,999	(55)	10,944
Common stock and stock funds	34,329	2,973	37,302

Debt securities:
Available for sale
Investment-grade unsecured bonds	4,365	(40)	4,325
Held to maturity
Mortgage backed securities	109,548	—	109,548
Total - Marketable securities	$187,155	$2,849	$190,004

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended September 30, 2018 and 2017, the proceeds from sales and maturities of marketable securities totaled $3.5 million and $4.6 million, respectively, which resulted in $0.1 million and $32,000 in realized gains, respectively, for such periods. For the nine months ended September 30, 2018 and 2017, the proceeds from sales and maturities of marketable securities totaled $22.5 million and $33.4 million, respectively, which resulted in $0.7 million and $1.7 million in realized gains, respectively, for such periods.

For the three and nine months ended September 30, 2018, the portion of equity security unrealized gains that was recognized in income totaled $1.2 million and $0.4 million, respectively, and was included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidates the Operating Partnership, 16 limited partnerships, comprising eight communities, (the “DownREIT limited partnerships”) and eight co-investments as of September 30, 2018. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $839.1 million and $264.1 million, respectively, as of September 30, 2018 and $837.7 million and $265.5 million, respectively, as of December 31, 2017. Noncontrolling interests in these entities were $64.6 million and $66.7 million as of September 30, 2018 and December 31, 2017, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2018 and December 31, 2017, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2018 and December 31, 2017, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.0 billion and $4.9 billion, including premiums, discounts and debt financing costs, at both September 30, 2018 and December 31, 2017, was approximately $5.0 billion. Management has estimated that the fair value of the Company’s $612.7 million and $792.9 million of variable rate debt, net of debt financing costs, at September 30, 2018 and December 31, 2017, respectively, was approximately $615.3 million and $793.9 million based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2018 and December 31, 2017 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of September 30, 2018 and December 31, 2017.

At September 30, 2018, the Company’s investments in mortgage backed securities had a carrying value of $122.5 million and the Company estimated the fair value to be approximately $130.6 million. At December 31, 2017, the Company’s investments in mortgage backed securities had a carrying value of $109.5 million and the Company estimated the fair value to be approximately $120.7 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine the expected discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $4.7 million and $4.6 million during the three months ended September 30, 2018 and 2017, respectively, and $14.2 million and $14.0 million for the nine months ended September 30, 2018 and 2017, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

Co-investments

The Company owns investments in joint ventures and preferred equity investments, (collectively, “co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with U.S. GAAP. Therefore, the Company accounts for co-investments using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company's equity in earnings less distributions received and the Company's share of losses. The significant accounting policies of the Company’s co-investment entities are consistent with those of the Company in all material respects.

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

The Company reports investments in co-investments where accumulated distributions have exceeded the Company’s investment as distributions in excess of investments in co-investments in the accompanying condensed consolidated balance sheets. As of December 31, 2017, the net investment of one of the Company’s co-investments was less than zero as a result of financing distributions in excess of the Company's investment in that co-investment. As a result of the Company's adoption of ASU No. 2017-05 on January 1, 2018, the carrying value of this co-investment was greater than zero as of September 30, 2018.

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2017	$(20,641)	$2,195	$(18,446)
Cumulative effect upon adoption of ASU No. 2016-01	—	(2,234)	(2,234)
Other comprehensive income before reclassification	18,075	(84)	17,991
Amounts reclassified from accumulated other comprehensive loss	(5,865)	6	(5,859)
Other comprehensive income	12,210	(2,312)	9,898
Balance at September 30, 2018	$(8,431)	$(117)	$(8,548)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2017	$(17,417)	$2,188	$(15,229)
Cumulative effect upon adoption of ASU No. 2016-01	—	(2,228)	(2,228)
Other comprehensive income before reclassification	18,697	(87)	18,610
Amounts reclassified from accumulated other comprehensive loss	(6,067)	6	(6,061)
Other comprehensive income	12,630	(2,309)	10,321
Balance at September 30, 2018	$(4,787)	$(121)	$(4,908)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $36.7 million and $39.2 million as of September 30, 2018 and December 31, 2017, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2018 is as follows ($ in thousands):

Balance at December 31, 2017	$39,206
Reclassification due to change in redemption value and other	2,253
Redemptions	(4,794)
Balance at September 30, 2018	$36,665

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents - unrestricted	$157,279	$44,620	$46,507	$64,921
Cash and cash equivalents - restricted	17,347	16,506	16,766	105,381
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$174,626	$61,126	$63,273	$170,302

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
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

(2)  Significant Transactions During The Nine Months Ended September 30, 2018 and Subsequent Events

Significant Transactions

Dispositions

In June 2018, the Company sold Domain, a 379 apartment home community located in San Diego, CA, for $132.0 million, resulting in a gain of $22.2 million.

Co-Investments

Joint Ventures

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include a related party. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment will accrue interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of September 30, 2018, the Company had funded $20.6 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors. See Note 6, Related Party Transactions, for additional details.

In June 2018, the Company received cash of $26.5 million for the full redemption of a preferred equity investment in an entity that holds property in Seattle, WA. The Company recognized a gain of $1.6 million as a result of this early redemption, which is included in equity income from co-investments in the condensed consolidated statements of income and comprehensive income.

Notes Receivable

In January 2018, the Village at Toluca Lake, a property located in Burbank, CA and owned by BEX III, LLC (“BEX III”), a Company joint venture, paid off a $29.5 million bridge loan provided by the Company in November 2017. See Note 6, Related Party Transactions, for additional details related to the related party bridge loan.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

Senior Unsecured Debt

In March 2018, the Company issued $300.0 million of 30-year 4.50% senior unsecured notes. The interest is paid semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2018 until the maturity date of March 15, 2048. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

Common Stock

In January 2018, the Company repurchased and retired 16,834 shares totaling $3.8 million, including commissions. As of September 30, 2018, the Company had $245.2 million of purchase authority remaining under the stock repurchase plan authorized by the Company's board of directors.

Subsequent Events

In October 2018, Wesco V, LLC ("Wesco V"), one of the Company's joint ventures, acquired Meridian at Midtown, a 218 apartment home community located in San Jose, CA, for a total contract price of $104.0 million. In connection with this acquisition, Wesco V assumed $69.9 million of mortgage debt, with an effective interest rate of 4.50% and a maturity date of March 2026. The Company had previously made a preferred equity investment in this apartment home community, which was fully redeemed in August 2015.

In October 2018, the Company funded an $18.6 million preferred equity investment in an entity whose sponsor is a related party. The entity wholly owns a 268 apartment home community development located in Burlingame, CA. This investment will accrue interest based on an initial 12.00% preferred return. The investment is scheduled to mature in April 2024. See Note 6, Related Party Transactions, for additional details.

(3)  Revenues

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” using a modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with the old revenue recognition standard.

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
September 30, 2018 and 2017
(Unaudited)

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

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental	$324,780	$319,308	$969,461	$943,976
Other property leasing revenue	23,830	22,666	70,622	67,932
Management and other fees from affiliates	2,307	2,395	6,812	6,927
Total revenues	$350,917	$344,369	$1,046,895	$1,018,835

The following table presents the Company’s rental and other property-related revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Southern California	$151,847	$148,150	452,047	438,654
Northern California	131,538	127,673	389,750	377,531
Seattle Metro	59,231	58,285	176,740	171,564
Other real estate assets (1)	5,994	7,866	21,546	24,159
Total rental and other property leasing revenues	$348,610	$341,974	$1,040,083	$1,011,908

(1) Other real estate assets consists of revenue generated from retail space, commercial properties, held for sale properties, and disposition properties. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property-related revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Same-property (1)	$324,271	$317,302	$965,649	$939,762
Acquisitions (2)	10,695	10,498	31,579	28,854
Development (3)	1,091	—	1,560	—
Redevelopment	5,125	4,913	15,185	14,636
Non-residential/other, net (4)	7,428	9,261	26,110	28,656
Total rental and other property leasing revenues	$348,610	$341,974	$1,040,083	$1,011,908

(1) Stabilized properties consolidated by the Company for the three and nine months ended September 30, 2018 and 2017.
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
September 30, 2018 and 2017
(Unaudited)

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $6.9 million and $9.3 million as of September 30, 2018 and December 31, 2017, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2018 that was included in the December 31, 2017 deferred revenue balance was $2.4 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition accounting standard. As of September 30, 2018, the Company had $6.9 million of remaining performance obligations. The Company expects to recognize approximately 11% of these remaining performance obligations in 2018, an additional 43% through 2020, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. In addition to the Company's joint ventures with BEXAEW, BEX II, and BEX III, the Company has joint venture investments with the Canadian Pension Plan Investment Board (“CPPIB”), Wesco I, LLC (“Wesco I”), Wesco III, LLC (“Wesco III”), Wesco IV, LLC (“Wesco IV”), and Wesco V. The carrying values of the Company's co-investments as of September 30, 2018 and December 31, 2017 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	September 30, 2018	December 31, 2017
Ownership interest in:
CPPIB	54%	$487,002	$500,287
Wesco I, Wesco III, Wesco IV, and Wesco V	52%	187,905	214,408
BEXAEW, BEX II and BEX III (2)	50%	118,924	13,827
Other	51%	46,229	51,810
Total operating and other co-investments, net		840,060	780,332
Total development co-investments, net	50%	77,144	73,770
Total preferred interest co-investments (includes related party investments of $36.8 million and $15.7 million as of September 30, 2018 and December 31, 2017, respectively)		350,389	265,156
Total co-investments, net		$1,267,593	$1,119,258

(1) Weighted average Company ownership percentages are as of September 30, 2018.
(2) As of December 31, 2017, the Company's investment in BEX II was classified as a liability of $36.7 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

The combined summarized entity financial information of co-investments is as follows ($ in thousands).

	September 30, 2018	December 31, 2017
Combined balance sheets: (1)
Rental properties and real estate under development	$4,221,973	$3,722,778
Other assets	146,930	110,333
Total assets	$4,368,903	$3,833,111
Debt	$2,089,414	$1,705,051
Other liabilities	101,514	45,515
Equity	2,177,975	2,082,545
Total liabilities and equity	$4,368,903	$3,833,111
Company's share of equity	$1,267,593	$1,155,984

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Combined statements of income: (1)
Property revenues	$84,820	$76,303	$247,010	$224,319
Property operating expenses	(27,779)	(27,753)	(81,415)	(79,028)
Net operating income	57,041	48,550	165,595	145,291
Gain on sale of real estate	—	10,058	—	10,058
Interest expense	(15,805)	(13,718)	(46,179)	(39,663)
General and administrative	(1,254)	(2,452)	(5,134)	(6,147)
Depreciation and amortization	(32,833)	(27,884)	(95,312)	(84,211)
Net income	$7,149	$14,554	$18,970	$25,328
Company's share of net income (2)	$16,788	$19,727	$64,611	$40,934

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.7 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018	December 31, 2017
Notes receivable, bearing interest at 10.00%, due May 2021	$14,843	$13,762
Notes receivable, bearing interest at 10.75%, due September 2020	31,776	29,318
Related party note receivable, bearing interest at 9.50%, due October 2019(1)	6,613	6,656
Related party note receivable, bearing interest at 3.50%, due March 2018(1)	—	29,500
Notes and other receivables from affiliates (2)	3,641	5,061
Other receivables	12,293	16,629
Total notes and other receivables	$69,166	$100,926

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2018 and December 31, 2017, respectively. See Note 6, Related Party Transactions, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.6 million and $3.1 million during the three months ended September 30, 2018 and 2017, respectively, and $10.0 million and $9.0 million during the nine months ended September 30, 2018 and 2017, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.3 million and $0.7 million against general and administrative expenses for the three months ended September 30, 2018 and 2017, respectively, and $3.2 million and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively.

In November 2017, the Company provided a $29.5 million related party bridge loan to a property acquired by BEX III. The note receivable accrued interest at 3.5% and was paid off in January 2018. The bridge loan was classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had no amount outstanding as of September 30, 2018.

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

In October 2018, the Company funded a $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268 apartment home community development located in Burlingame, CA. This investment will accrue interest based on an initial 12.00% preferred return. The investment is scheduled to mature in April 2024.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment will accrue interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of September 30, 2018, the Company had funded $20.6 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of September 30, 2018 and December 31, 2017, $3.6 million and $5.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million and $6.7 million as of September 30, 2018 and December 31, 2017, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

(7) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	September 30, 2018	December 31, 2017	Weighted Average Maturity In Years as of September 30, 2018
Unsecured bonds private placement - fixed rate	$274,574	$274,427	2.3
Term loan - variable rate	348,717	348,545	3.4
Bonds public offering - fixed rate	3,175,414	2,878,737	7.9
Unsecured debt, net (1)	3,798,705	3,501,709
Lines of credit (2)	—	179,000
Mortgage notes payable, net (3)	1,834,967	2,008,417	4.5
Total debt, net	$5,633,672	$5,689,126
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.9%	3.7%
Weighted average interest rate on variable rate term loan	2.8%	2.5%
Weighted average interest rate on lines of credit	3.0%	2.3%
Weighted average interest rate on mortgage notes payable	4.4%	4.2%

(1) Includes unamortized discount of $7.0 million and $5.2 million and unamortized debt issuance costs of $19.3 million and $18.1 million, as of September 30, 2018 and December 31, 2017, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of September 30, 2018, excludes unamortized debt issuance costs of $4.2 million and $3.2 million as of September 30, 2018 and December 31, 2017, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2018, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.875%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2021 with one 18-month extension, exercisable at the Company’s option. As of September 30, 2018, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.875%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of January 2020.
(3) Includes total unamortized premium of $21.2 million and $33.2 million, reduced by unamortized debt issuance costs of $4.4 million and $5.4 million, as of September 30, 2018 and December 31, 2017, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of September 30, 2018 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2018	$68,054
2019	605,688
2020	693,723
2021	543,604
2022	691,178
Thereafter	3,040,928
Total	$5,643,175

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Southern California	$151,847	$148,150	$452,047	$438,654
Northern California	131,538	127,673	389,750	377,531
Seattle Metro	59,231	58,285	176,740	171,564
Other real estate assets	5,994	7,866	21,546	24,159
Total property revenues	$348,610	$341,974	$1,040,083	$1,011,908
Net operating income:
Southern California	$106,853	$104,378	$321,477	$311,017
Northern California	97,306	93,212	289,081	277,635
Seattle Metro	41,040	41,137	123,547	121,121
Other real estate assets	5,636	6,683	19,094	22,824
Total net operating income	250,835	245,410	753,199	732,597
Management and other fees from affiliates	2,307	2,395	6,812	6,927
Corporate-level property management expenses	(7,761)	(7,573)	(23,313)	(22,604)
Depreciation and amortization	(120,852)	(117,451)	(359,287)	(350,893)
General and administrative	(10,601)	(9,788)	(36,539)	(30,726)
Expensed acquisition and investment related costs	(31)	(324)	(156)	(1,154)
Interest expense	(55,196)	(55,938)	(166,335)	(167,333)
Total return swap income	2,184	2,538	6,682	7,653
Interest and other income	8,437	5,790	21,241	17,916
Equity income from co-investments	16,788	19,727	64,611	40,934
Gain on sale of real estate and land	—	249	22,244	26,423
Gain on remeasurement of co-investment	—	—	—	88,641
Net income	$86,110	$85,035	$289,159	$348,381

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018	December 31, 2017
Assets:
Southern California	$4,566,713	$4,687,277
Northern California	4,229,777	4,220,551
Seattle Metro	1,484,544	1,522,452
Other real estate assets	60,560	162,496
Net reportable operating segment - real estate assets	10,341,594	10,592,776
Real estate under development	403,644	355,735
Co-investments	1,267,593	1,155,984
Cash and cash equivalents, including restricted cash	174,626	61,126
Marketable securities	210,596	190,004
Notes and other receivables	69,166	100,926
Prepaid expenses and other assets	50,924	39,155
Total assets	$12,518,143	$12,495,706

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$80,975	66,052,108	$1.23	$79,723	65,994,896	$1.21
Effect of Dilutive Securities:
Stock options	—	51,704		—	83,387
Diluted:
Net income available to common stockholders	$80,975	66,103,812	$1.22	$79,723	66,078,283	$1.21

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$272,333	66,047,990	$4.12	$329,446	65,759,450	$5.01
Effect of Dilutive Securities:
Stock options	—	45,014		—	77,515
Diluted:
Net income available to common stockholders	$272,333	66,093,004	$4.12	$329,446	65,836,965	$5.00

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,272,983 and 2,251,112, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended September 30, 2018 and 2017, respectively, and 2,273,163 and 2,251,673 for the nine months ended September 30, 2018 and 2017, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $2.8 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $9.4 million and $11.3 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 150,852 and zero for the three months ended September 30, 2018 and 2017, respectively, and 160,252 and 2,352 for the nine months ended September 30, 2018 and 2017 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$83,764	68,325,091	$1.23	$82,444	68,246,008	$1.21
Effect of Dilutive Securities:
Stock options	—	51,704		—	83,387
Diluted:
Net income available to common unitholders	$83,764	68,376,795	$1.23	$82,444	68,329,395	$1.21

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$281,714	68,321,153	$4.12	$340,735	68,011,123	$5.01
Effect of Dilutive Securities:
Stock options	—	45,014		—	77,515
Diluted:
Net income available to common unitholders	$281,714	68,366,167	$4.12	$340,735	68,088,638	$5.00

Stock options of 150,852 and zero for the three months ended September 30, 2018 and 2017, respectively, and 160,252 and 2,352 for the nine months ended September 30, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2018, the Company had entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of September 30, 2018, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $9.9 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $9.9 million of the Company’s tax exempt variable rate debt.

As of September 30, 2018 and December 31, 2017, the aggregate carrying value of the interest rate swap contracts was an asset of $8.8 million and $5.4 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both September 30, 2018 and December 31, 2017.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for the three and nine months ended September 30, 2018 and 2017.

Additionally, the Company has entered into total return swaps that effectively convert $256.2 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all total return swaps, with $256.2 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both September 30, 2018 and December 31, 2017. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $2.2 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, and $6.7 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 and 2017
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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2018, had an approximately 96.7% general partnership interest in the Operating Partnership.

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

As of September 30, 2018, the Company owned or had ownership interests in 247 operating apartment communities, comprising 59,982 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, one operating commercial building with approximately 106,564 square feet, six active developments and three loan investments. The Company’s apartment communities are located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2018, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 1,861 apartment homes, with total incurred costs of $0.7 billion, and estimated remaining project costs of $0.5 billion, $0.4 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2018		As of September 30, 2017
	Apartment Homes	%	Apartment Homes	%
Southern California	22,964	47%	23,343	47%
Northern California	15,970	32%	15,848	32%
Seattle Metro	10,238	21%	10,238	21%
Total	49,172	100%	49,429	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, CPPIB, BEXAEW, BEX II, and BEX III communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended September 30, 2018 and 2017) was 96.4% and 96.7% for the three months ended September 30, 2018 and 2017, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,
	2018	2017
Southern California	96.5%	96.8%
Northern California	96.3%	97.0%
Seattle Metro	96.1%	96.2%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2018	2017	Change	Change
Same-Property Revenues:
Southern California	22,269	$147,274	$143,778	$3,496	2.4%
Northern California	14,356	117,766	115,239	2,527	2.2%
Seattle Metro	10,238	59,231	58,285	946	1.6%
Total Same-Property Revenues	46,863	324,271	317,302	6,969	2.2%
Non-Same Property Revenues		24,339	24,672	(333)	(1.3)%
Total Property Revenues		$348,610	$341,974	$6,636	1.9%

Same-Property Revenues increased by $7.0 million or 2.2% to $324.3 million in the third quarter of 2018 from $317.3 million in the third quarter of 2017. The increase was primarily attributable to an increase of 2.5% in average rental rates from $2,204 per apartment home in the third quarter of 2017 to $2,258 per apartment home in the third quarter of 2018.

Non-Same Property Revenues decreased by $0.3 million or 1.3% to $24.3 million in the third quarter of 2018 from $24.7 million in the third quarter of 2017. The decrease was primarily due to the sale of Domain in the second quarter of 2018 offset by revenue generated from Sage at Cupertino, which was consolidated in March 2017, and Station Park Green - Phase I, a development community, that began producing rental income during the first quarter of 2018.

Management and other fees from affiliates remained relatively flat at $2.3 million in the third quarter of 2018 compared to $2.4 million in the third quarter of 2017.

Property operating expenses, excluding real estate taxes increased $0.1 million or 0.2% to $59.1 million for the third quarter of 2018 compared to $59.0 million for the third quarter of 2017 primarily due to an increase of $1.2 million in utilities expenses offset primarily by a $0.9 million decrease in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $0.1 million or 0.2% for the third quarter of 2018 compared to the third quarter of 2017 primarily due to an increase of $1.2 million in utilities expenses offset by a $0.9 million decrease in administrative expenses.

Real estate taxes increased $1.2 million or 3.2% to $38.7 million for the third quarter of 2018 compared to $37.5 million for the third quarter of 2017 primarily due to increases in tax rates and property valuations offset by a decrease due to the sale of Domain in the second quarter of 2018. Same-Property real estate taxes increased by $1.5 million or 4.4% to $35.6 million in the third quarter of 2018 compared to $34.1 million in the third quarter of 2017, primarily due to increases in tax rates and property valuations.

Corporate-level property management expenses increased $0.2 million or 2.6% to $7.8 million in the third quarter of 2018 compared to $7.6 million in the third quarter of 2017, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $3.4 million or 2.9% to $120.9 million for the third quarter of 2018 compared to $117.5 million for the third quarter of 2017, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018 as well as an increase in redevelopment activity between the third quarter of 2017 and the third quarter of 2018, partially offset by a decrease due to the sale of Domain in the second quarter of 2018.

Interest expense decreased $0.7 million or 1.3% to $55.2 million for the third quarter of 2018 compared to $55.9 million for the third quarter of 2017, primarily due to a decrease in average debt that was paid off or matured, as well as regular principal amortization during and after the third quarter of 2017, which resulted in a decrease in interest expense of $2.6 million for the third quarter of 2018. Additionally, there was a $1.5 million increase in capitalized interest in the third quarter of 2018, due to an increase in development costs as compared to the same period in 2017. These decreases to interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $350.0 million senior unsecured notes due May 1, 2027 in April 2017 and $300.0 million senior unsecured notes due March 15, 2048 in March 2018, which resulted in an increase of $3.4 million interest expense for the third quarter of 2018.

Total return swap income of $2.2 million in the third quarter of 2018 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes. The decrease of $0.4 million for the third quarter of 2018 compared to the third quarter of 2017 was due to less favorable interest rates.

Interest and other income increased by $2.6 million or 44.8% to $8.4 million for the third quarter of 2018 compared to $5.8 million for the third quarter of 2017, primarily due to an increase in marketable securities and other interest income of $1.3 million and $1.2 million in unrealized gains on marketable securities recognized in the condensed consolidated statements of income and comprehensive income in the third quarter of 2018.

Equity income from co-investments decreased $2.9 million or 14.7% to $16.8 million for the third quarter of 2018 compared to $19.7 million for the third quarter of 2017, primarily due to the sale of a property by Wesco I during the third quarter of 2017, which resulted in a gain of $10.1 million for the Company, offset by a gain on early retirement of debt from an unconsolidated co-investment of $3.7 million in the third quarter of 2018 and an increase in income from preferred equity investments of $3.1 million.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Our average financial occupancy for the Company's stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the nine months ended September 30, 2018 and 2017) was 96.7% and 96.5% for the nine months ended September 30, 2018 and 2017, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017
Southern California	96.7%	96.4%
Northern California	96.8%	96.8%
Seattle Metro	96.4%	96.3%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2018	2017	Change	Change
Same-Property Revenues:
Southern California	22,269	$438,201	$425,354	$12,847	3.0%
Northern California	14,356	350,708	342,844	7,864	2.3%
Seattle Metro	10,238	176,740	171,564	5,176	3.0%
Total Same-Property Revenues	46,863	965,649	939,762	25,887	2.8%
Non-Same Property Revenues		74,434	72,146	2,288	3.2%
Total Property Revenues		$1,040,083	$1,011,908	$28,175	2.8%

Same-Property Revenues increased by $25.9 million or 2.8% to $965.6 million in the nine months ended September 30, 2018 from $939.8 million in the nine months ended September 30, 2017. The increase was primarily attributable to an increase of 2.3% in average rental rates from $2,180 per apartment home in the nine months ended September 30, 2017 to $2,231 per apartment home in the nine months ended September 30, 2018.

Non-Same Property Revenues increased by $2.3 million or 3.2% to $74.4 million in the nine months ended September 30, 2018 from $72.1 million in the nine months ended September 30, 2017. The increase was primarily due to revenue generated by Sage at Cupertino, which was consolidated in March 2017, and Station Park Green - Phase I, a development community, which began producing rental income during the first quarter of 2018, and offset by the sale of Domain in the second quarter of 2018.

Management and other fees from affiliates remained relatively flat at $6.8 million for the nine months ended September 30, 2018 compared to $6.9 million for the nine months ended September 30, 2017.

Property operating expenses, excluding real estate taxes increased $3.5 million or 2.0% to $174.5 million for the nine months ended September 30, 2018 compared to $171.0 million for the nine months ended September 30, 2017 primarily due to an increase of $2.0 million in utilities expenses maintenance as well as an increase of $1.3 million in maintenance and repairs. Same-Property operating expenses, excluding real estate taxes, increased by $2.5 million or 1.6% to $164.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $2.0 million increase in utilities expenses and an increase of $1.0 million in maintenance and repairs.

Real estate taxes increased $4.1 million or 3.8% to $112.4 million for the nine months ended September 30, 2018 compared to $108.3 million for the nine months ended September 30, 2017 primarily due to increases in tax rates and property valuations partially offset by the sale of Domain in the second quarter of 2018. Same-Property real estate taxes increased by $3.1 million or 3.1% to $104.3 million for the nine months ended September 30, 2018 compared to $101.2 million for the nine months ended September 30, 2017 primarily due to increases in tax rates and property valuations.

Corporate-level property management expenses increased $0.7 million or 3.1% to $23.3 million for the nine months ended September 30, 2018 compared to $22.6 million for the nine months ended September 30, 2017 primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $8.4 million or 2.4% to $359.3 million for the nine months ended September 30, 2018 compared to $350.9 million for the nine months ended September 30, 2017, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018, the consolidation of

Sage at Cupertino in March 2017, as well as an increase in redevelopment activity between the third quarter of 2017 and the third quarter of 2018, partially offset by a decrease due to the sale of Domain in the second quarter of 2018.

Interest expense decreased $1.0 million or 0.6% to $166.3 million for the nine months ended September 30, 2018 compared to $167.3 million for the nine months ended September 30, 2017, primarily due to a decrease in average debt that was paid off or matured and regular principal amortization during and after the nine months ended September 30, 2017, which resulted in a decrease in interest expense of $9.4 million for the nine months ended September 30, 2018. Additionally, there was a $3.3 million increase in capitalized interest for the nine months ended September 30, 2018, which was due to an increase in development costs as compared to the same period in 2017. These decreases in interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $350.0 million senior unsecured notes due May 1, 2027 in April 2017 and $300.0 million senior unsecured notes due March 15, 2048 in March 2018, which resulted in an increase of $11.7 million interest expense for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Total return swap income of $6.7 million for the nine months ended September 30, 2018 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes. The decrease of $1.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to less favorable interest rates.

Interest and other income increased by $3.3 million or 18.4% to $21.2 million for the nine months ended September 30, 2018 compared to $17.9 million for the nine months ended September 30, 2017, primarily due to an increase in marketable securities and other interest income of $3.4 million.

Equity income from co-investments increased $23.7 million or 57.9% to $64.6 million for the nine months ended September 30, 2018 compared to $40.9 million for the nine months ended September 30, 2017, primarily due to $20.5 million of promote income from the BEXAEW joint venture recognized during the first quarter of 2018, an increase in income from preferred equity investments of $8.6 million and a gain on early retirement of debt from an unconsolidated co-investment of $3.7 million in the third quarter of 2018, partially offset by the sale of a property by Wesco I during the third quarter of 2017, which resulted in a gain of $10.1 million for the Company.

Liquidity and Capital Resources

As of September 30, 2018, the Company had $157.3 million of unrestricted cash and cash equivalents and $210.6 million in marketable securities, of which $88.1 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2018, Fitch Ratings (“Fitch”), Moody’s Investor Service (“Moody's”), and Standard and Poor's (“S&P”) credit agencies rate the Company and the Operating Partnership, BBB+/Positive, Baa1/Stable, and BBB+/Stable, respectively.

As of September 30, 2018, the Company had two unsecured lines of credit aggregating $1.24 billion. In January 2018, the Company’s unsecured credit facility was amended, and the line’s capacity was increased from $1.0 billion to $1.2 billion. As of September 30, 2018, there was no amount outstanding on this unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of September 30, 2018. In connection with the January 2018 amendment, the scheduled maturity date of this facility was extended to December 2021, with one 18-month extension, exercisable at the Company's option. In January 2018, the Company’s working capital unsecured line of credit was also amended, and the line’s capacity was increased from $25.0 million to $35.0 million. As of September 30, 2018, there was no amount outstanding on this unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of September 30, 2018. In connection with the January 2018 amendment, the scheduled maturity date of this facility was extended to January 2020.

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

In September 2018, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the “2018 ATM Program”). In connection with the 2018 ATM Program, the Company may also enter into related forward purchase agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward equity sales agreements. The use of a forward equity sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date.

Upon entering into the 2018 ATM Program, the Company simultaneously terminated its existing equity distribution agreements, which were entered into in March 2016 in connection with its prior at-the-market equity offering program (the “2016 ATM Program”). During the nine months ended September 30, 2018, the Company did not sell any shares of its common stock through the 2018 ATM Program or through the 2016 ATM Program. Since commencement of the 2018 ATM Program, as of September 30, 2018, the Company has not sold any shares of its common stock and there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under this program.

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. During the nine months ended September 30, 2018, the
Company repurchased 16,834 shares of its common stock totaling $3.8 million, including commissions, at an average price of $224.13 per share. As of September 30, 2018, the Company had $245.2 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2018, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,861 apartment homes, with total incurred costs of $0.7 billion, and estimated remaining project costs of approximately $0.5 billion, $0.4 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its credit facilities, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of September 30, 2018, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $140.1 million, of which approximately $30.9 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for investments in both operating and development communities. As of September 30, 2018, the Company had an interest in 814 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs total approximately $0.3 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.1 billion. In addition, the Company had an interest in 10,810 apartment homes of operating communities with joint ventures for a total book value of $0.8 billion as of September 30, 2018.

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

Funds from Operations Attributable to Common Stockholders and Unitholders

Funds from Operations Attributable to Common Stockholders and Unitholders (“FFO”) is a financial measure that is commonly used in the REIT industry. The Company presents FFO and FFO excluding non-core items (referred to as “Core FFO”) as supplemental operating performance measures. FFO and Core FFO are not used by the Company as, nor should they be considered to be, alternatives to net income computed under U.S. GAAP as an indicator of the Company’s operating performance or as alternatives to cash from operating activities computed under U.S. GAAP as an indicator of the Company’s ability to fund its cash needs.

FFO and Core FFO are not meant to represent a comprehensive system of financial reporting and do not present, nor do they intend to present, a complete picture of the Company's financial condition and operating performance. The Company believes that net income computed under U.S. GAAP is the primary measure of performance and that FFO and Core FFO are only meaningful when they are used in conjunction with net income.

The Company considers FFO and Core FFO to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO and Core FFO provide investors with additional bases to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and to pay dividends. By excluding gains or losses related to sales of depreciated operating properties and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of the Company’s core business operations, Core FFO allows investors to compare the core operating performance of the Company to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results. The Company believes that its consolidated financial statements, prepared in accordance with U.S. GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$80,975	$79,723	$272,333	$329,446
Adjustments:
Depreciation and amortization	120,852	117,451	359,287	350,893
Gains not included in Funds from Operations attributable to common stockholders and unitholders	—	(10,307)	(22,244)	(125,122)
Depreciation and amortization add back from unconsolidated co-investments	15,766	13,854	47,345	40,335
Noncontrolling interest related to Operating Partnership units	2,789	2,721	9,381	11,289
Depreciation attributable to third party ownership and other	(234)	(23)	(699)	(74)
Funds from Operations attributable to common stockholders and unitholders	$220,148	$203,419	$665,403	$606,767
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$3.22	$2.97	$9.74	$8.90
Non-core items:
Expensed acquisition and investment related costs	31	324	156	1,154
Gain on sale of marketable securities	(120)	(32)	(669)	(1,650)
Unrealized gains on marketable securities	(1,180)	—	(426)	—
Interest rate hedge ineffectiveness (1)	(35)	1	61	(19)
Gain on early retirement of debt add back from unconsolidated co-investments	(3,662)	—	(3,662)	—
Co-investment promote income	—	—	(20,541)	—
Income from early redemption of preferred equity investments	—	(8)	(1,602)	(256)
Insurance reimbursements, legal settlements, and other, net	30	335	2,013	310
Core Funds from Operations attributable to common stockholders and unitholders	$215,212	$204,039	$640,733	$606,306
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.15	$2.98	$9.38	$8.90
Weighted average number shares outstanding diluted (2)	68,339,057	68,392,419	68,328,370	68,159,766

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

Net Operating Income

Net operating income (“NOI”) and Same-Property NOI are considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of income and comprehensive income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenue less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings from operations	$113,897	$112,669	$340,716	$334,147
Adjustments:
Corporate-level property management expenses	7,761	7,573	23,313	22,604
Depreciation and amortization	120,852	117,451	359,287	350,893
Management and other fees from affiliates	(2,307)	(2,395)	(6,812)	(6,927)
General and administrative	10,601	9,788	36,539	30,726
Expensed acquisition and investment related costs	31	324	156	1,154
NOI	250,835	245,410	753,199	732,597
Less: Non-Same Property NOI	(18,274)	(18,214)	(56,611)	(56,273)
Same-Property NOI	$232,561	$227,196	$696,588	$676,324

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2018, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of September 30, 2018, the Company also had $269.8 million of secured variable rate indebtedness, of which $9.9 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of September 30, 2018. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2018. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2018.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
($ in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$8,847	$11,543	$6,183
Interest rate caps	9,924	2019	—	—	—
Total cash flow hedges	$184,924	2019-2022	$8,847	$11,543	$6,183

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $256.2 million that effectively convert $256.2 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at September 30, 2018. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$67,913	605,091	693,071	542,891	340,398	2,774,045	$5,023,409	$4,987,612
Average interest rate	6.0%	4.4%	5.0%	4.5%	3.8%	3.8%	4.1%
Variable rate debt (1)	$141	597	652	713	350,780	266,883	$619,766	$615,318
Average interest rate	2.5%	2.5%	2.5%	2.5%	2.8%	2.3%	2.6%

(1) $175.0 million is subject to interest rate swap agreements, $9.9 million is subject to interest rate caps, and $256.2 million is subject to total return swaps.

The table incorporates only those exposures that exist as of September 30, 2018. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2018, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that

Index

information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2018, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2018, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2018, Essex issued an aggregate of 5,548 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the exchange of OP Units by limited partners. Essex contributed the proceeds of $0.9 million from the option exercises during the three months ended September 30, 2018 to the Operating Partnership in exchange for an aggregate of 5,548 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards

Index

and the exchange of OP Units by limited partners, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended September 30, 2018, no OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. Under this program, for the three months ended September 30, 2018, the Company did not repurchase any of its common stock, and as of September 30, 2018, the Company had $245.2 million of purchase authority remaining.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: October 31, 2018

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 31, 2018

By: /S/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 31, 2018

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 31, 2018

By: /S/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer