Form 10-K
period 2018-12-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2019-02-21
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________
Commission file number:   001-13106 (Essex Property Trust, Inc.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

Essex Property Trust, Inc. ☒	Essex Portfolio, L.P. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $15,684,127,225. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 15, 2019, 65,692,107 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A in connection with the 2019 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of
December 31, 2018.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

Unless stated otherwise or the context otherwise requires, references to the "Company," "we," "us," or "our" mean collectively Essex Property Trust, Inc. and those entities/subsidiaries owned or controlled by Essex Property Trust, Inc., including Essex Portfolio, L.P., and references to the "Operating Partnership," or "EPLP" mean Essex Portfolio, L.P. and those entities/subsidiaries owned or controlled by Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to "Essex" mean Essex Property Trust, Inc., not including any of its subsidiaries.

Essex operates as a self-administered and self-managed real estate investment trust ("REIT"), and is the sole general partner of the Operating Partnership. As of December 31, 2018, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership's day-to-day management.

The Company is structured as an umbrella partnership REIT ("UPREIT") and Essex contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, Essex receives a number of Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") equal to the number of shares of common stock it has issued in the equity offerings. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of the Operating Partnership's partnership agreement, OP Units can be exchanged into Essex common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units issued to Essex and shares of common stock.

The Company believes that combining the reports on Form 10-K of Essex and the Operating Partnership into this single report provides the following benefits:

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

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interest in Essex's consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and co-investment partners. The noncontrolling interest in Essex's

iii

consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unit holders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at Essex and Operating Partnership levels.

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

The information furnished in the accompanying consolidated balance sheets, statements of income, comprehensive income, equity, capital, and cash flows of the Company and the Operating Partnership reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the periods and are normal and recurring in nature, except as otherwise noted.

The accompanying consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

iv

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
2018 ANNUAL REPORT ON FORM 10-K

v

PART I
Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act.  Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Forward-Looking Statements."  Actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in Item 1A, Risk Factors of this Form 10-K.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. ("Essex"), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust ("REIT"). Essex owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the "Operating Partnership" or "EPLP"). Essex is the sole general partner of the Operating Partnership and as of December 31, 2018, had an approximately 96.6% general partnership interest in the Operating Partnership. In this report, the terms the "Company," "we," "us," and "our" also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

Essex has elected to be treated as a REIT for federal income tax purposes, commencing with the year ended December 31, 1994. Essex completed its initial public offering on June 13, 1994. In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. All taxable REIT subsidiaries are consolidated by the Company for financial reporting purposes.

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast of the United States. As of December 31, 2018, the Company owned or had ownership interests in 245 operating apartment communities, aggregating 59,661 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, one operating commercial building with approximately 106,716 square feet and six active development projects with 1,861 apartment homes in various stages of development (collectively, the "Portfolio").

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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2018, the Company acquired ownership interests in two communities comprised of 384 apartment homes for $139.4 million.

The following is a summary of 2018 acquisitions ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2018	Purchase Price
Meridian at Midtown	San Jose, CA	218	50%	Wesco V	Q4	104.0	(1)
Marquis(2)	San Jose, CA	166	100%	EPLP	Q4	35.4
Total 2018		384				$139.4

(1)	Meridian at Midtown contract price represents the total contract price at 100%.

(2)
In December 2018, the Company purchased the joint venture partner's 49.9% membership interest in the Marquis co-investment. As part of the acquisition, the Company paid $4.7 million in cash and issued Operating Partnership units for the remaining equity based on an estimated gross property valuation of $71.0 million and an encumbrance of $45.8 million of mortgage debt.

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

In June 2018, the Company sold Domain, a 379 apartment home community located in San Diego, CA for $132.0 million, resulting in a gain of $22.3 million for the Company.

In November 2018, a Company co-investment, BEXAEW, LLC ("BEXAEW") sold Enclave at Town Square, a 124 apartment home community located in Chino Hills, CA, for $30.5 million, resulting in a gain of $5.4 million for the Company.

In November 2018, a Company co-investment, Wesco III, LLC ("Wesco III") sold The Summit, a 125 apartment home community located in Chino Hills, CA, for $34.8 million, resulting in a gain of $5.2 million for the Company.

In December 2018, the Company sold 8th & Hope, a 290 apartment home community located in Los Angeles, CA for $220.0 million, resulting in a gain of $39.6 million for the Company.

Development Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2018, the Company's development pipeline was comprised of four consolidated projects under development and two joint venture projects under development aggregating 1,861 apartment homes, with total incurred costs of $812.0 million, and estimated remaining project costs of approximately $417.0 million, $310.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2018, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2018
		Essex		Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Consolidated
Station Park Green - Phase II	San Mateo, CA	100%	199	$110	$141
Station Park Green - Phase III	San Mateo, CA	100%	172	87	124
Gateway Village	Santa Clara, CA	100%	476	155	226
Hollywood	Hollywood, CA	100%	200	43	105
Total - Consolidated Development Projects			1,047	395	596
Development Projects - Joint Venture
Ohlone	San Jose, CA	50%	269	70	136
500 Folsom (2)	San Francisco, CA	50%	545	265	415
Total - Joint Venture Development Projects			814	335	551
Predevelopment Projects - Consolidated
Other Projects	Various	100%	—	71	71
Total - Consolidated Predevelopment Projects			—	71	71
Predevelopment Projects - Joint Venture
Other Projects	Various	50%	—	11	11
Total - Joint Venture Predevelopment Projects			—	11	11
Grand Total - Development and Predevelopment Pipeline			1,861	$812	$1,229

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

Redevelopment Pipeline

The Company defines the redevelopment pipeline as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2018, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $140.1 million, of which approximately $27.8 million remains to be expended.

Long Term Debt

During 2018, the Company made regularly scheduled principal payments and loan payoffs of $297.5 million of its secured mortgage notes payable at an average interest rate of 5.1%.

In March 2018, the Company issued $300.0 million of 30-year 4.500% senior unsecured notes that mature on March 15, 2048. The interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2018, until the maturity date on March 15, 2048. The Company used the net proceeds of this offering to repay indebtedness under its unsecured credit facilities and for other general corporate and working capital purposes.

Bank Debt

As of December 31, 2018, Fitch Ratings, Moody’s Investor Service, and Standard and Poor's ("S&P") credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Positive, Baa1/Stable, and BBB+/Stable, respectively.

At December 31, 2018, the Company had two lines of unsecured credit aggregating $1.24 billion. The Company's $1.2 billion credit facility had an interest rate of LIBOR plus 0.875%, with a scheduled maturity date in December 2021 with one 18-month extension, exercisable at the Company's option. In January 2019, the line of credit facility was amended such that the scheduled maturity date was extended to December 2022 with one 18-month extension, exercisable at the Company's option. The interest rate on the amended line is based on a tiered rate structure tied to the Company's corporate ratings and is currently at LIBOR plus 0.825%. The Company's $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.875%, with a scheduled maturity date in January 2020.

Equity Transactions

In September 2018, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date.

Upon entering into the 2018 ATM Program, the Company simultaneously terminated its existing equity distribution agreements, which were entered into in March 2016 in connection with its prior at-the-market equity offering program (the "2016 ATM Program"). During the year ended December 31, 2018, the Company did not sell any shares of its common stock through the 2018 ATM Program or through the 2016 ATM Program. Since commencement of the 2018 ATM Program, as of December 31, 2018, the Company has not sold any shares of its common stock and there are no outstanding forward sale agreements, and $900.0 million of shares remains available to be sold under the 2018 ATM Program.

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

The Company has also made, and may continue in the future to make, preferred equity investments in various multifamily development projects. The Company earns a preferred rate of return on these investments.

OFFICES AND EMPLOYEES

The Company is headquartered in San Mateo, CA, and has regional offices in Woodland Hills, CA; Irvine, CA; San Diego, CA and Bellevue, WA. As of December 31, 2018, the Company had 1,826 employees.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and property losses. As of December 31, 2018, PWI had cash and marketable securities of approximately $86.6 million, and is consolidated in the Company's financial statements.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2019.

The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates, stock price, and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, "Risks Related to Real Estate Investments and Our Operations - The Company’s Portfolio may have environmental liabilities" in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations, which discussion under the caption "The Company’s Portfolio may have environmental liabilities" is incorporated by reference into this Item 1.

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

The Company invests primarily in apartment communities that are located in predominantly coastal markets within Southern California, Northern California, and the Seattle metropolitan area. The Company currently intends to continue to invest in apartment communities in such regions. However, these practices may be reviewed and modified periodically by management.

ITEM 1A: RISK FACTORS
For purposes of this section, the term "stockholders" means the holders of shares of Essex Property Trust, Inc.’s common stock. Set forth below are the risks that we believe are material to Essex Property Trust, Inc.’s stockholders and Essex Portfolio, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business.
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

•
changes in the general economic or local climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and wages and the local economy;

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

As leases at the communities expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws, including, without limitation, the Americans with Disabilities Act of 1990 (the "Disabilities Act"), Fair Housing Amendment Act of 1988 (the "FHAA"), permanent and temporary rent control laws, rent stabilization laws, other laws regulating housing that may prevent the Company from raising rents to offset increased operating expenses, and tax laws.
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
National and regional economic environments can negatively impact the Company’s liquidity and operating results. The Company's forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of a recession, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. A recession may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not experience increases in their income, they may be unable or unwilling to pay rent increases, and delinquencies in rent payments and rent defaults may increase.

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations or expose us to liability. The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company's business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with any or all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
In addition, rent control or rent stabilization laws and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants. There has been a recent increase in municipalities, including those in which we own properties, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents based solely on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could reduce the value of our communities or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community. Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such communities.
Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company intends to continue to acquire apartment communities. However, there are risks that acquisitions will fail to meet the Company’s expectations. The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate. In addition, following an acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown liabilities, which could ultimately lead to material costs for us that we did not expect to incur. The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or joint ventures or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may be not available on advantageous terms.
Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received and/or the timing of which may be delayed from the Company’s expectations. The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations, and redevelopment projects as existing properties owned or recently acquired that have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. As of December 31, 2018, the Company had four consolidated development projects and two joint venture development projects comprised of 1,861 apartment homes for an estimated cost of $1.2 billion, of which $417.0 million remains to be expended, and $310.0 million is the Company's share. In addition, at December 31, 2018, the Company had ownership interests in five major redevelopment projects aggregating 1,727 apartment homes with estimated redevelopment costs of $140.1 million, of which approximately $27.8 million remains to be expended.
The Company’s development and redevelopment activities generally entail certain risks, including, among others:

•	funds may be expended and management's time devoted to projects that may not be completed on time or at all;

•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

•	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage, or environmental remediation;

•	occupancy rates and rents at a completed project may be less than anticipated;

•
expenses at completed development or redevelopment projects may be higher than anticipated, including, without limitation, due to costs of environmental remediation or increased costs for labor, materials and leasing;

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

These risks may reduce the funds available for distribution to the Essex’s stockholders and the Operating Partnership's unitholders. Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled "General real estate investment risks may adversely affect property income and values."
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
The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the year ended December 31, 2018, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2018, 83% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs or income levels, industry slowdowns, changing demographics and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation or employment or lack of employment growth;

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

Because the Company’s communities are primarily located in Southern California, Northern California and the Seattle metropolitan area, the Company is exposed to greater economic concentration risks than if it owned a more geographically diverse portfolio. The Company is susceptible to adverse developments in California and Washington economic and regulatory environments, such as increases in real estate and other taxes, and increased costs of complying with governmental regulations. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for the Company’s communities. Any adverse developments in the economy or real estate markets in California or Washington, or any decrease in demand for the Company’s communities resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations.

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Thus, our real estate taxes in the State of Washington could increase as a result of property value reassessments or increased property tax rates in that state. A current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Proposition 13, property tax reassessment generally occurs as a result of a "change in ownership" of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a "change in ownership" or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property and/or introduce split tax roll legislation. Such initiatives, if successful, could increase the assessed value and/or tax rates applicable to commercial property in California, including our apartment communities. Further, changes in U.S. federal tax law, including U.S. tax legislation enacted in December 2017 (the "2017 Tax Legislation"), could cause state and local governments to alter their taxation of real property.

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

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting tenants. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which our communities are located. Competitive housing in a particular area and the increasing affordability of owner-occupied single- and multifamily homes caused by lower housing prices, mortgage interest rates and government programs to promote home ownership or create additional rental and/or other types of housing, could adversely affect the Company’s ability to retain its tenants, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other companies, REITs, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in prices and costs of apartment communities that the Company acquires and/or develops.

The Company’s ownership of co-investments, including joint ventures and joint ownership of communities, its ownership of properties with shared facilities with a homeowners' association or other entity, its ownership of properties subject to a ground lease and its preferred equity investments and its other partial interests in entities that own communities, could limit the Company’s ability to control such communities and may restrict our ability to finance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated.
The Company has entered into, and may continue in the future to enter into certain co-investments, including joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. As of December 31, 2018, the Company had, through several joint ventures, an interest in 10,613 apartment homes in operating communities for a total book value of $833.3 million.

Joint venture partners often have shared control over the development and operation of the joint venture assets. Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions or requests, or its policies or objectives. Consequently, a joint venture partner's actions might subject property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient influence over any joint venture to achieve its objectives, the Company may be unable to take action without its joint venture partners’ approval. A joint venture partner might fail to approve decisions that are in the Company’s best interests. Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities. In some instances, the Company and the joint venture partner may each have the right to trigger a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would have not have initiated such a transaction.
From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. For example, the Company has made co-investments in the form of preferred equity investments in third party entities that own real estate and may continue in the future to make such preferred equity or other co-investments. With preferred equity investments and certain other co-investments, the Operating Partnership’s interest in a particular entity is typically less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such co-investment may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such co-investment in the event that its operations conflict with the Operating Partnership’s objectives. The Operating Partnership may not be able to dispose of its interests in such co-investment. In the event that such co-investment becomes insolvent or fails to develop or operate the property in the manner anticipated and expected, the Operating Partnership may not receive the expected return in its expected timeframe or at all and may lose up to its entire investment in, and any advances to, the co-investment. The Company may also incur losses if any guarantees or indemnifications were made by the Company.
The Company also owns properties indirectly under "DownREIT" structures. The Company has entered into, and in the future may enter into, transactions that could require the Company to pay the tax liabilities of partners, which contribute assets into DownREITs, joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company’s control, occur. Although the Company plans to hold the contributed assets or, if such assets consist of real property, defer recognition of gain on sale of such assets pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they could have a material impact on its financial position.
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
Real estate investments are relatively illiquid and, therefore, the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions may be limited. Real estate investments are illiquid and in our markets can at times be difficult to sell at prices we find acceptable. We may be unable to consummate such dispositions in a timely manner, on attractive terms, or at all. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions, which could have a material adverse effect on our financial condition and results of operations. In addition, if we are found to have held, acquired or developed a community as inventory or primarily for sale to customers in the ordinary course of business, federal tax laws may limit our ability to sell the community without incurring a 100% tax on the gain on the sale of the community and potentially adversely impacting our status as a real estate investment trust ("REIT") unless we own the community through one of our taxable REIT subsidiaries ("TRSs").
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
The Company may not be able to lease its retail/commercial space consistent with its projections or at market rates. The Company has retail/commercial space in its portfolio, which represents approximately 2% of our total revenue. The retail/commercial space at our properties, among other things, serve as additional amenity for our tenants. The long term nature of our retail/commercial leases, and characteristics of many of our retail/commercial tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates, and the longer term leases for existing space could result in below market rents over time. Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable that the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.
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
Properties which we intend to acquire undergo a pre-acquisition Phase I environmental site assessment, which is intended to afford the Company protection against so-called "owner liability" under the primary federal environmental law, as well as further environmental assessment, which may involve invasive techniques such as soil or ground water sampling where conditions warranting such further assessment are identified and seller’s consent is obtained. While such assessments are conducted in accordance with applicable "all appropriate inquiry" standards, no assurance can be given that all environmental conditions present on or beneath or emanating from a given property will be discovered or that the full nature and extent of those conditions which are discovered will be adequately ascertained and quantified.
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
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed in a timely manner. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on tenants of the property. The Company believes its mold policies and proactive response to address any known mold existence reduce its risk of loss from these cases; however, no assurance can be provided that the Company has identified and responded to all mold occurrences.
California has enacted legislation, commonly referred to as "Proposition 65," requiring that "clear and reasonable" warnings be given to persons who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke.  Although the Company has sought to comply with Proposition 65 requirements, we cannot assure you that the Company will not be adversely affected by litigation relating to Proposition 65.
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
The Company may incur general uninsured losses. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, fires and floods that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums the Company pays for coverage against property and casualty claims. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses for some of the communities in its portfolio. As of December 31, 2018, PWI has cash and marketable securities of approximately $86.6 million, and is consolidated in the Company's financial statements. The value of the marketable securities of PWI could decline, and if a decline in value were to occur, PWI's ability to cover all or any portion of the amount of any insured losses could be adversely affected.
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

We have significant investments in large metropolitan markets, such as the metropolitan markets in Southern California, Northern California, and Seattle. These markets may in the future be the target of actual or threatened terrorist attacks. Future terrorist attacks in these markets could directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage. Our communities could also directly or indirectly be the location or target of actual or threatened terrorist attacks, crimes, shootings, other acts of violence or other incidents beyond our control, the occurrence of which could directly impact the value of our communities through damage, destruction, loss or increased security costs, as well as operational losses due to reduction of traffic and rental demand for our communities, and the availability of insurance for such acts may be limited or may be subject to substantial costs. If such an incident were to occur at one of our communities, we may also be subject to significant liability claims. Such events and losses could significantly affect our ability to operate those communities and materially impair our ability to achieve our expected results. Additionally, we may be obligated to continue to pay any mortgage indebtedness and other obligations relating to affected properties.

Although the Company may carry insurance for potential losses associated with its communities, employees, tenants, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, copayments or losses in excess of applicable insurance coverage and those losses may be material. In the event of a substantial loss, insurance coverage may not be able to cover the full replacement cost of the Company’s lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses. Changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed. In addition, certain causalities and/or losses incurred may expose the Company in the future to higher insurance premiums.

Climate change may adversely affect our business. To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our communities located in these areas or affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing communities and could also require us to spend more on our new development communities without a corresponding increase in revenue. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions, including the recently updated California energy efficiency standards, referred to as Title 24 or The Energy Efficiency Standards for Residential and Nonresidential Buildings. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements in the future could increase the costs of maintaining or improving our existing properties or developing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our operating results. Further, the impact of climate change may increase the cost of, or make unavailable, property insurance or other hazard insurance on terms we find acceptable or necessary to adequately protect our properties.

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
Adverse changes in laws may adversely affect the Company's liabilities and/or operating costs relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to tenants or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders and pay amounts due on its debts. Similarly, changes in laws increasing the potential liability of the Company and/or its operating costs on a range of issues, including those regarding potential liability for other environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, including without limitation, those related to structural or seismic retrofit or more costly operational safety systems and programs, which could have a material adverse effect on the Company. For example, (1) the California statute, the "Sustainable Communities and Climate Protection Act of 2008," also known as "SB375," provides that, in order to reduce greenhouse emissions, there should be regional planning to coordinate housing needs with regional transportation and such planning could lead to restrictions on, or increases in, property development that adversely affect the Company and (2) the Environmental Protection Agency has implemented a program for long-term phase out of HCFC-22 coolant (freon) by 2030, which could lead to increased capital and/or operating costs.
The soundness of financial institutions could adversely affect us. We maintain cash and cash equivalent balances, including significant cash amounts of our wholly owned insurance subsidiary, PWI, as well as 401(k) plan assets in a limited number of financial institutions. Our cash balances are generally in excess of federally insured limits. The failure or collapse of one or more of these financial institutions may materially adversely affect our ability to recover our cash balances or the 401(k) assets. Certain financial institutions are lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our business and results of operations. Additionally, certain of our tax-exempt bond financing documents require us to obtain a guarantee from a financial institution of payment of the principal and interest on the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon if we do not redeem the bonds.
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

Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations. Our business and reputation depend on providing tenants with quality housing with highly reliable services, including with respect to water and electric power, along with the consistent operation of our communities, including a wide variety of amenities such as covered parking, swimming pools, clubhouses with fitness facilities, playground areas, tennis courts and similar features. Public utilities, especially those that provide water and electric power, are fundamental for the consistent operation of our communities. The delayed delivery or any material reduction or prolonged interruption of these services may cause tenants to terminate their leases, or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism or similar events. Such service interruptions, mechanical failures or other events may also expose us to additional liability claims and damage our reputation and brand, and could cause tenants to terminate or not renew their leases, or prospective tenants to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could adversely affect our business, financial condition and results of operations.

The Company’s real estate assets may be subject to impairment charges. The Company continually evaluates the recoverability of the carrying value of its real estate assets under U.S. generally accepted accounting principles ("U.S. GAAP"). Factors considered in evaluating impairment of the Company’s existing multifamily real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a multifamily real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management. There can be no assurance that the Company will not take charges in the future related to the impairment of the Company’s assets. Any future impairment charges could have a material adverse effect on the Company’s results of operations.
We face risks associated with land holdings and related activities. We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land, and may, in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude our developing a profitable multifamily community. If there are subsequent changes in the fair value of our land holdings which we determine is less that the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment changes which could have a material adverse effect on our results of operations.
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
Debt financing has inherent risks. At December 31, 2018, the Company had approximately $5.6 billion of indebtedness (including $619.6 million of variable rate indebtedness, of which $175.0 million is subject to an interest rate swap effectively fixing the interest rate on $175.0 million in debt. $9.9 million is subject to interest rate cap protection). The Company is subject to the risks normally associated with debt financing, including, among others, the following:

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
As of December 31, 2018, the Company had 50 consolidated communities encumbered by debt. With respect to such communities, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and, if debt payment obligations are not met, lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value, and its ability to service other debt.
Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. At December 31, 2018, the Company had approximately $269.6 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. If the compliance requirements of the tax-exempt financing restrict our ability to increase our rental rates to low or moderate income tenants, or eligible/qualified tenants, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweigh any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract tenants who satisfy the median income test. If the Company does not reserve the required number of apartment homes for tenants satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Besides the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below market rent ("BMR") requirements imposed by local authorities in connection with the original development of the community.
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
The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing. Historically, the Company has utilized borrowing from Fannie Mae and Freddie Mac. There are no assurances that these entities will lend to the Company in the future. Beginning in 2011, the Company has primarily utilized unsecured debt and has repaid secured debt at or near their respective maturity and has placed less reliance on agency mortgage debt financing. Potential options have been proposed for the future of agency mortgage finance in the U.S. that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government or if there is reduced government support for multifamily housing more generally, it may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect the Company and its growth and operations.
Risks Related to the Company in General and the Ownership of Essex’s Stock
The Company depends on its key personnel, whose continued service is not guaranteed. The Company’s success depends on its ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the departure of any of the Company’s key personnel could have an adverse effect on the Company.
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

The Company’s future issuances of common stock, preferred stock or convertible debt securities could be dilutive to current stockholders and adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities. The Company may in the future sell further shares of common stock, including pursuant to its equity distribution program with Citigroup Global Markets Inc., Barclays Capital Inc., BNP Paribas Securities Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., and Scotia Capital (USA) Inc.

In 2018, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus. Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.
The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest. The Company’s Chairman, George M. Marcus, is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013.
Mr. Marcus has agreed not to divulge any confidential or proprietary information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will absent himself from any and all discussions by Essex's Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies. Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Essex's stockholders and the Operating Partnership's unitholders.
The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock. As of December 31, 2018, George M. Marcus, the Chairman of Essex’s Board of Directors, wholly or partially owned approximately 1.7 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships, indirectly held shares of common stock and assuming exercise of all vested options). Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.
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
Our related party guidelines may not adequately address all of the issues that may arise with respect to related party transactions. The Company has adopted "Related Party Transaction Approval Process Guidelines" that provide generally that any transaction in which a director or executive officer has an interest must have the prior approval of the Audit Committee of Essex's Board of Directors. The review and approval procedures in these guidelines are intended to determine whether a particular related party transaction is fair, reasonable and serves the interests of the Company's stockholders. Pursuant to these guidelines, related party transactions have been approved from time to time. There is no assurance that this policy will be adequate for determining whether a particular related party transaction is suitable and fair for the Company. Also, the policy's procedures may not identify and address all the potential issues and conflicts of interests with a related party transaction.
Stockholders have limited control over changes in our policies and operations. Essex’s Board of Directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Essex’s Board of Directors may amend or revise these and other policies without a vote of the stockholders. Under the Company’s Charter and the Maryland General Corporation Law, stockholders currently have a right to vote only on the following matters:

•	the election of Essex’s Board of Directors or the removal of any member of Essex’s Board of Directors;

•	any amendment of Essex’s Charter, except that Essex’s Board of Directors may amend the Charter without stockholder approval to:

◦	change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

◦	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue;

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

All other matters are subject to the discretion of Essex’s Board of Directors. In addition, pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by Essex’s Board of Directors prior to a stockholder vote.

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

The Maryland Business Combination Act may delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the Company's stock or otherwise be in the best interest of our stockholders. Under the Maryland General Corporation Law, certain "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock of the corporation. The law also requires a two supermajority stockholder votes for such transactions. This means that the transaction must be approved by at least:

•	80% of the votes entitled to be cast by holders of outstanding voting shares; and

•	Two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. These voting provisions do not apply if the stockholders receive a minimum price, as defined under the Maryland General Corporation Law. As permitted by the statute, the Board of Directors of Essex irrevocably has elected to exempt any business combination among the Company, George M. Marcus, who is the chairman of the Company, and MMC or any entity owned or controlled by Mr. Marcus and MMC. Consequently, the five-year prohibition and supermajority vote requirements described above will not apply to any business combination between the Company, Mr. Marcus, or MMC. As a result, the Company may in the future enter into business combinations with Mr. Marcus and MMC, without compliance with the supermajority vote requirements and other provisions of the Maryland Business Combination Act.
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
The Maryland General Corporation Law restricts the voting rights of holders of shares deemed to be "control shares." Under the Maryland General Corporation Law, "control shares" are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporation Law, the Board of Directors may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporation Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporation Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company’s stockholders.
The Company’s Charter and Bylaws as well as Maryland General Corporation Law also contain other provisions that may impede various actions by stockholders without approval of Essex’s Board of Directors, and that in turn may delay, defer or prevent a transaction, including a change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company's stockholders. Those provisions include, among others:

•
directors may be removed by stockholders, without cause, only upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of the directors, and with cause, only upon the affirmative vote of a majority of the votes entitled to be cast generally in the election of the directors;

•
Essex’s Board of Directors can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors and the Essex's Board of Directors can classify the board such that the entire board is not up for re-election annually;

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business and financial condition. The protection of tenant, employee, and company data is critically important to the Company. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. Our business requires us, including some of our vendors, to use and store personally identifiable and other sensitive information of our tenants and employees. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
Although we have taken steps to protect the security of our information systems and maintain confidential tenant, prospective tenant and employee information, the security measures put in place by the Company, and such vendors, cannot provide absolute security, and the Company and our vendors' information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents, including, ransom of data, such as, without limitation, tenant and/or employee information, due to employee error, malfeasance, or other vulnerabilities. Any such incident could compromise the Company’s or such vendors' networks (or the networks or systems of third parties that facilitate the Company’s or such vendors’ business activities), and the information stored by the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets, or other harm. Moreover, if a data security incident or breach affects the Company’s systems or such vendors' systems, whether through a breach of the Company’s systems or a breach of the systems of third parties, or results in the unauthorized release of personally identifiable information, the Company’s reputation and brand could be materially damaged, which could increase our costs in attracting and retaining tenants, and other serious consequences may result. Such potential other consequences include, without limitation, that the Company and certain executive officers may be exposed to a risk of litigation and possible liability, including, without limitation, government enforcement actions and private litigation; and that the Company may be exposed to a risk of loss including, without limitation, loss related to the fact that agreements with such vendors, or such vendors' financial condition, may not allow the Company to recover all costs related to a cyber breach for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. In light of the increased risks, we have dedicated additional Company resources to strengthening the security of the Company’s computer systems, including maintaining cyber risk insurance which may provide some coverage for certain risks arising out of cyber breaches. In the future, the Company may expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that the Company will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, or that any such incident will be discovered in a timely manner. Any failure in or breach of the Company's information security systems, those of third party service providers, or a breach of other third party systems that ultimately impacts the operational or information security systems of the Company as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations. Additionally, government agencies involved in investigating any potential data security incidents may impose injunctive relief or other civil or criminal penalties on the Company and/or certain executives, which could, among other things, divert the attention of management, impact the Company's ability to collect and use tenant information, materially increase data security costs and/or otherwise require us to alter how we operate our business. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing and other forms of human engineering, are increasing in sophistication and are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.
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
Employee theft or fraud could result in loss. Certain of our employees have access to, or signature authority with respect to, bank accounts or other Company assets, which exposes us to the risk of fraud or theft. In addition, certain employees have access to key information technology ("IT") infrastructure and to tenant and other information that is commercially valuable. Should any employee compromise our IT systems, or misappropriate tenant or other information, we could incur losses, including significant financial or reputational harm, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts. As of December 31, 2018, potential liabilities for theft or fraud are not quantifiable and an estimate of possible loss cannot be made.
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

Loss of the Company's REIT status would have significant adverse consequences to the Company and the value of the Company's common stock. The Company has elected to be taxed as a REIT under the Code. The Company’s qualification as a REIT requires it to satisfy various annual and quarterly requirements, including income, asset and distribution tests, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations.
To qualify under the income test, (i) at least 75% of the Company’s annual gross income generally must be derived from rents from real property, mortgage interest, gain from the sale or other disposition of real property held for investment, dividends or other distributions on, and gain from the sale or other disposition of shares of other REITs and certain other limited categories of income and (ii) at least 95% of the Company’s annual gross income generally must be derived from the preceding sources plus other dividends, interest other than mortgage interest, and gain from the sale or other disposition of stock and securities held for investment. To qualify under the asset test, at the end of each quarter, at least 75% of the value of the Company’s assets must consist of cash, cash items, government securities and qualified real estate assets and there are significant additional limitations regarding the Company’s investment in securities other than government securities and qualified real estate assets, including limitations on the percentage of our assets that can be represented by the Company’s TRSs. To comply with the distribution test, the Company generally must distribute to its stockholders each calendar year at least 90% of its REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain.  In addition, to the extent the Company satisfies the 90% test, but distributes less than 100% of its REIT taxable income, it will be subject to corporate income tax on such undistributed income and could be subject to an additional 4% excise tax. Because the Company needs to meet these tests to maintain its qualification as a REIT, it could cause the Company to have to forgo certain business opportunities and potentially require the Company to liquidate otherwise attractive investments.
In addition to the income, asset and distribution tests described above, the Company’s qualification as a REIT involves the determination of various factual matters and circumstances not entirely within the Company’s control. Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax on the Company’s taxable income at corporate rates (and the Company could be subject to the federal alternative minimum tax for taxable years prior to 2018), and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify, unless we are entitled to relief under statutory provisions. The additional tax liability would reduce its net earnings available for investment or distribution to Essex stockholders and Operating Partnership unitholders, and the Company would no longer be required to make distributions to its stockholders for the purpose of maintaining REIT status. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and could adversely affect the value and market price of the Company’s common stock.
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

•
limiting the Company’s deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (determined without regard to the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s "adjusted taxable income," except for taxpayers (including most equity REITs) that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes that are applicable to us are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Because state and local tax laws may adopt some of the base-broadening provisions of the 2017 Tax Legislation, such as the limitation on the deduction for net interest expense, while not adopting corresponding rate reductions, state and local tax liabilities may increase. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisors and auditors to determine the full impact that the 2017 Tax Legislation as a whole will have on the Company.

The Company’s ownership of TRS's is subject to certain restrictions, and it will be required to pay a 100% penalty tax on certain income or deductions if transactions with the Company’s TRS's are not conducted on arm’s length terms. The Company has established several TRSs. The TRSs must pay U.S. federal income tax on their taxable income. While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurances that it will successfully achieve that result. Furthermore, the Company may be subject to a 100% penalty tax, to the extent dealings between the Company and its TRSs are not deemed to be arm’s length in nature. The Company intends that its dealings with its TRSs will be on an arm’s length basis. No assurances can be given, however, that the Internal Revenue Service will not assert a contrary position.

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

The tax imposed on REITs engaging in "prohibited transactions" may limit the Company’s ability to engage in transactions which would be treated as sales for federal income tax purposes. From time to time, the Company may transfer or otherwise dispose of some of its properties.  Under the Code, unless certain exceptions apply, any gain resulting from transfers of properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax. Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction, and the Company’s ability to retain proceeds from real property sales may be jeopardized.

Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by stockholders and may be detrimental to the Company’s ability to raise additional funds through any future sale of its stock. Dividends paid by REITs to U.S. stockholders that are individuals, trusts or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations. However, under the 2017 Tax Legislation, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including the Company's stock.

Non-U.S. investors that invest in the Company should be aware of the following U.S. federal income tax considerations in connection with such investment. First, distributions by the Company from its current and accumulated earnings and profits are subject to a 30% U.S. withholding tax in the hands of non-U.S. investors, unless the 30% is reduced by an applicable income tax treaty.  Such distributions may also be subject to a 30% withholding tax under the "Foreign Account Tax Compliance Act" ("FATCA") unless a non-U.S. investor complies with certain requirements prescribed by FATCA. Second, distributions by the Company that are attributable to gains from dispositions of U.S. real property ("capital gain dividends") will be treated as income that is effectively connected with a U.S. trade or business in the hands of a non-U.S. investor, such that a non-U.S. investor will have U.S. federal income tax payment and filing obligations with respect to capital gain dividends. Furthermore, capital gain dividends may be subject to an additional 30% "branch profits tax" (which may be reduced by an applicable income tax treaty) in the hands of a non-U.S. investor that is a corporation. Third, any gain derived by a non-U.S. investor on a disposition of such investor’s stock in the Company will subject such investor to U.S. federal income tax payment and filing requirements unless the Company is treated as a domestically-controlled REIT. A REIT is "domestically controlled" if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. The Company believes that it is a domestically-controlled REIT, but no assurances can be given in this regard. Notwithstanding the foregoing, even if the Company were not a domestically-controlled REIT, under a special exception non-U.S. investors should not have U.S. federal income tax payment and filing obligations on capital gain dividends or a disposition of their stock in the Company if (i) they did not own more than 10% of such stock at any time during the one-year period ending on the date of the disposition, and (ii) the Company’s stock continues to be regularly traded on an established securities market located in the United States and certain other non-U.S. investors may also not be subject to these payment and filing obligations. Non-U.S. investors should consult with their independent advisors as to the above U.S. tax considerations and other U.S. tax consequences of an investment in the Company’s stock, in light of their particular circumstances.
We may face risks in connection with Section 1031 exchanges. From time to time we dispose of real properties in transactions intended to qualify as "like-kind exchanges" under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real properties on a tax deferred basis.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s portfolio as of December 31, 2018 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 245 operating apartment communities (comprising 59,661 apartment homes), of which 26,695 apartment homes are located in Southern California, 21,146 apartment homes are located in Northern California, and 11,820 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.3% of the Company’s revenues for the year ended December 31, 2018.

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

Communities

The Company’s communities are primarily urban and suburban high density wood frame communities comprising of three to seven stories above grade construction with structured parking situated on 1-10 acres of land with densities averaging between 30-80+ units per acre. As of December 31, 2018, the Company’s communities include 103 garden-style, 129 mid-rise, and 13 high-rise communities. The communities have an average of approximately 244 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;

•	attractive communities that are well maintained; and

•	proactive customer service.

Commercial Buildings

The Company owns an office building with approximately 106,716 square feet located in Irvine, CA, of which the Company occupies approximately 14,000 square feet at December 31, 2018.

Operating Portfolio

The following tables describe the Company’s operating portfolio as of December 31, 2018. The first table describes the Company’s communities and the second table describes the Company’s other real estate assets. (See Note 8, "Mortgage Notes Payable" to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.)

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	Garden	301	254,400	1971	2002	96%
Anavia	Anaheim, CA	Mid-rise	250	312,343	2009	2010	96%
Barkley, The (3)(4)	Anaheim, CA	Garden	161	139,800	1984	2000	97%
Park Viridian	Anaheim, CA	Mid-rise	320	254,600	2008	2014	97%
Bonita Cedars	Bonita, CA	Garden	120	120,800	1983	2002	97%
Village at Toluca Lake (5)	Burbank, CA	Mid-rise	145	132,144	1974	2017	98%
Camarillo Oaks	Camarillo, CA	Garden	564	459,000	1985	1996	98%
Camino Ruiz Square	Camarillo, CA	Garden	159	105,448	1990	2006	98%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	384,192	2001	2014	97%
Mesa Village	Clairemont, CA	Garden	133	43,600	1963	2002	97%
Villa Siena	Costa Mesa, CA	Garden	272	262,842	1974	2014	97%
Emerald Pointe	Diamond Bar, CA	Garden	160	134,816	1989	2014	97%
Regency at Encino	Encino, CA	Mid-rise	75	78,487	1989	2009	99%
The Havens (6)	Fountain Valley, CA	Garden	440	414,040	1969	2014	97%
Valley Park	Fountain Valley, CA	Garden	160	169,700	1969	2001	97%
Capri at Sunny Hills (4)	Fullerton, CA	Garden	102	128,100	1961	2001	96%
Haver Hill (7)	Fullerton, CA	Garden	264	224,130	1973	2012	97%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	174,336	2004	2014	97%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	128,000	1992	1997	97%
Montejo Apartments	Garden Grove, CA	Garden	124	103,200	1974	2001	98%
CBC Apartments & The Sweeps	Goleta, CA	Garden	239	179,908	1962	2006	97%
416 on Broadway	Glendale, CA	Mid-rise	115	126,782	2009	2010	96%
The Henley I	Glendale, CA	Mid-rise	83	71,500	1974	1999	97%
The Henley II	Glendale, CA	Mid-rise	132	141,500	1970	1999	97%
Devonshire	Hemet, CA	Garden	276	207,200	1988	2002	96%
Huntington Breakers	Huntington Beach, CA	Mid-rise	342	241,700	1984	1997	96%
The Huntington	Huntington Beach, CA	Garden	276	202,256	1975	2012	97%
Axis 2300	Irvine, CA	Mid-rise	115	170,714	2010	2010	97%
Hillsborough Park (8)	La Habra, CA	Garden	235	215,500	1999	1999	97%
Village Green	La Habra, CA	Garden	272	175,762	1971	2014	96%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	362,136	1988	2014	97%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	131,000	1985	1997	98%
Marbrisa	Long Beach, CA	Mid-rise	202	122,800	1987	2002	96%
Pathways at Bixby Village	Long Beach, CA	Garden	296	197,700	1975	1991	97%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	243,910	2008	2014	97%
Alessio	Los Angeles, CA	Mid-rise	624	552,716	2001	2014	96%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	296,186	2014	2016	97%
Avant	Los Angeles, CA	Mid-rise	440	305,989	2014	2015	96%
The Avery	Los Angeles, CA	Mid-rise	121	129,393	2014	2014	97%
Bellerive	Los Angeles, CA	Mid-rise	63	79,296	2011	2011	98%
Belmont Station	Los Angeles, CA	Mid-rise	275	225,000	2009	2009	97%
Bunker Hill	Los Angeles, CA	High-rise	456	346,600	1968	1998	93%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	117,585	1987	2014	97%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Cochran Apartments	Los Angeles, CA	Mid-rise	58	51,400	1989	1998	97%
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	179,060	2012	2016	96%
Gas Company Lofts (7)	Los Angeles, CA	High-rise	251	226,666	2004	2013	96%
Kings Road	Los Angeles, CA	Mid-rise	196	132,100	1979	1997	97%
Marbella	Los Angeles, CA	Mid-rise	60	50,108	1991	2005	97%
Pacific Electric Lofts (9)	Los Angeles, CA	High-rise	314	277,980	2006	2012	96%
Park Catalina	Los Angeles, CA	Mid-rise	90	72,864	2002	2012	97%
Park Place	Los Angeles, CA	Mid-rise	60	48,000	1988	1997	97%
Regency Palm Court (7)	Los Angeles, CA	Mid-rise	116	54,844	1987	2014	96%
Santee Court	Los Angeles, CA	High-rise	165	132,040	2004	2010	96%
Santee Village	Los Angeles, CA	High-rise	73	69,817	2011	2011	96%
Tiffany Court	Los Angeles, CA	Mid-rise	101	74,538	1987	2014	98%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	354,972	2014	2014	97%
Windsor Court (7)	Los Angeles, CA	Mid-rise	95	51,266	1987	2014	96%
Windsor Court	Los Angeles, CA	Mid-rise	58	46,600	1988	1997	97%
Aqua Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	479,312	2001	2014	97%
Marina City Club (10)	Marina Del Rey, CA	Mid-rise	101	127,200	1971	2004	97%
Mirabella	Marina Del Rey, CA	Mid-rise	188	176,800	2000	2000	97%
Mira Monte	Mira Mesa, CA	Garden	354	262,600	1982	2002	97%
Hillcrest Park	Newbury Park, CA	Garden	608	521,900	1973	1998	97%
Fairway Apartments at Big Canyon (11)	Newport Beach, CA	Mid-rise	74	107,100	1972	1999	97%
Muse	North Hollywood, CA	Mid-rise	152	135,292	2011	2011	97%
Country Villas	Oceanside, CA	Garden	180	179,700	1976	2002	97%
Mission Hills	Oceanside, CA	Garden	282	244,000	1984	2005	97%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	432,836	2007	2014	97%
Mariner's Place	Oxnard, CA	Garden	105	77,200	1987	2000	98%
Monterey Villas	Oxnard, CA	Garden	122	122,100	1974	1997	97%
Tierra Vista	Oxnard, CA	Mid-rise	404	387,100	2001	2001	97%
Arbors at Parc Rose (9)	Oxnard, CA	Mid-rise	373	503,196	2001	2011	97%
The Hallie	Pasadena, CA	Mid-rise	292	216,700	1972	1997	96%
The Stuart	Pasadena, CA	Mid-rise	188	168,630	2007	2014	97%
Villa Angelina	Placentia, CA	Garden	256	217,600	1970	2001	97%
Fountain Park	Playa Vista, CA	Mid-rise	705	608,900	2002	2004	96%
Highridge (4)	Rancho Palos Verdes, CA	Mid-rise	255	290,200	1972	1997	97%
Cortesia	Rancho Santa Margarita, CA	Garden	308	277,580	1999	2014	97%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	355,764	2002	2014	96%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	207,052	2002	2014	98%
Bernardo Crest	San Diego, CA	Garden	216	205,548	1988	2014	97%
Cambridge Park	San Diego, CA	Mid-rise	320	317,958	1998	2014	97%
Carmel Creek	San Diego, CA	Garden	348	384,216	2000	2014	97%
Carmel Landing	San Diego, CA	Garden	356	283,426	1989	2014	97%
Carmel Summit	San Diego, CA	Mid-rise	246	225,880	1989	2014	98%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
CentrePointe	San Diego, CA	Garden	224	126,700	1974	1997	97%
Esplanade (6)	San Diego, CA	Garden	616	479,600	1986	2014	97%
Form 15	San Diego, CA	Mid-rise	242	184,190	2014	2016	96%
Montanosa	San Diego, CA	Garden	472	414,968	1990	2014	97%
Summit Park	San Diego, CA	Garden	300	229,400	1972	2002	97%
Essex Skyline (12)	Santa Ana, CA	High-rise	349	512,791	2008	2010	95%
Fairhaven Apartments (4)	Santa Ana, CA	Garden	164	135,700	1970	2001	95%
Parkside Court (6)	Santa Ana, CA	Mid-rise	210	152,400	1986	2014	97%
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	262,867	2002	2014	97%
Hope Ranch	Santa Barbara, CA	Garden	108	126,700	1965	2007	98%
Bridgeport Coast (13)	Santa Clarita, CA	Mid-rise	188	168,198	2006	2014	96%
Hidden Valley (14)	Simi Valley, CA	Garden	324	310,900	2004	2004	97%
Meadowood (8)	Simi Valley, CA	Garden	320	264,500	1986	1996	97%
Shadow Point	Spring Valley, CA	Garden	172	131,200	1983	2002	96%
The Fairways at Westridge (13)	Valencia, CA	Mid-rise	234	223,330	2004	2014	97%
The Vistas of West Hills (13)	Valencia, CA	Mid-rise	220	221,119	2009	2014	96%
Allegro	Valley Village, CA	Mid-rise	97	127,812	2010	2010	97%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	71,100	1971	1997	98%
Pinehurst (15)	Ventura, CA	Garden	28	21,200	1973	2004	98%
Woodside Village	Ventura, CA	Garden	145	136,500	1987	2004	98%
Walnut Heights	Walnut, CA	Garden	163	146,700	1964	2003	96%
The Dylan	West Hollywood, CA	Mid-rise	184	150,678	2014	2014	96%
The Huxley	West Hollywood, CA	Mid-rise	187	154,776	2014	2014	95%
Reveal	Woodland Hills, CA	Mid-rise	438	414,892	2010	2011	98%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	331,000	1970	1999	97%
			26,695	23,704,377			97%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	72,951	1974	2006	98%
Fourth & U	Berkeley, CA	Mid-rise	171	146,255	2010	2010	97%
The Commons	Campbell, CA	Garden	264	153,168	1973	2010	96%
Pointe at Cupertino	Cupertino, CA	Garden	116	135,200	1963	1998	97%
Connolly Station (16)	Dublin, CA	Mid-rise	309	286,348	2014	2014	97%
Avenue 64	Emeryville, CA	Mid-rise	224	196,896	2007	2014	97%
Emme (16)	Emeryville, CA	Mid-rise	190	148,935	2015	2015	97%
Foster's Landing	Foster City, CA	Garden	490	415,130	1987	2014	97%
Stevenson Place	Fremont, CA	Garden	200	146,200	1975	2000	96%
Mission Peaks	Fremont, CA	Mid-rise	453	404,034	1995	2014	96%
Mission Peaks II	Fremont, CA	Garden	336	294,720	1989	2014	97%
Paragon Apartments	Fremont, CA	Mid-rise	301	267,047	2013	2014	97%
Boulevard	Fremont, CA	Garden	172	131,200	1978	1996	96%
Briarwood (9)	Fremont, CA	Garden	160	111,160	1978	2011	97%
The Woods (9)	Fremont, CA	Garden	160	105,280	1978	2011	97%
City Centre (13)	Hayward, CA	Mid-rise	192	175,420	2000	2014	97%
City View	Hayward, CA	Garden	572	462,400	1975	1998	96%
Lafayette Highlands	Lafayette, CA	Garden	150	151,790	1973	2014	98%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Apex	Milpitas, CA	Mid-rise	366	350,961	2014	2014	97%
Regency at Mountain View (7)	Mountain View, CA	Mid-rise	142	127,600	1970	2013	95%
Bridgeport (8)	Newark, CA	Garden	184	139,000	1987	1987	96%
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	257,796	2001	2014	97%
The Grand	Oakland, CA	High-rise	243	205,026	2009	2009	98%
The Galloway (16)	Pleasanton, CA	Mid-rise	506	470,550	2016	2016	96%
Radius	Redwood City, CA	Mid-rise	264	245,862	2015	2015	97%
San Marcos	Richmond, CA	Mid-rise	432	407,600	2003	2003	97%
Bennett Lofts	San Francisco, CA	Mid-rise	165	184,713	2004	2012	96%
Fox Plaza	San Francisco, CA	High-rise	445	230,017	1968	2013	93%
MB 360	San Francisco, CA	Mid-rise	360	441,489	2014	2014	97%
Mosso (16)	San Francisco, CA	High-rise	463	373,181	2014	2014	97%
Park West	San Francisco, CA	Mid-rise	126	90,060	1958	2012	95%
101 San Fernando	San Jose, CA	Mid-rise	323	296,078	2001	2010	95%
360 Residences (17)	San Jose, CA	Mid-rise	213	281,108	2010	2017	95%
Bella Villagio	San Jose, CA	Mid-rise	231	227,511	2004	2010	97%
Century Towers (18)	San Jose, CA	High-rise	376	330,178	2017	2017	97%
Enso	San Jose, CA	Mid-rise	183	179,562	2014	2015	98%
Epic (16)	San Jose, CA	Mid-rise	769	660,030	2013	2013	97%
Esplanade	San Jose, CA	Mid-rise	278	279,000	2002	2004	96%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	209,954	1990	2014	97%
Marquis (19)	San Jose, CA	Mid-rise	166	136,467	2015	2016	94%
Meridian at Midtown (17)	San Jose, CA	Mid-rise	218	184,148	2015	2018	88%
Mio	San Jose, CA	Mid-rise	103	92,405	2015	2016	98%
Museum Park	San Jose, CA	Mid-rise	117	121,329	2002	2014	96%
One South Market (20)	San Jose, CA	High-rise	312	283,268	2015	2015	96%
Palm Valley	San Jose, CA	Mid-rise	1,098	1,132,284	2008	2014	97%
Sage at Cupertino	San Jose, CA	Garden	230	178,961	1971	2017	96%
The Carlyle (8)	San Jose, CA	Garden	132	129,200	2000	2000	96%
The Waterford	San Jose, CA	Mid-rise	238	219,600	2000	2000	96%
Willow Lake	San Jose, CA	Mid-rise	508	471,744	1989	2012	97%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	223,972	1988	2014	97%
Hillsdale Garden	San Mateo, CA	Garden	697	611,505	1948	2006	97%
Park 20 (16)	San Mateo, CA	Mid-rise	197	140,547	2015	2015	98%
Station Park Green - Phase I	San Mateo, CA	Mid-rise	121	111,636	2018	2018	68%
Deer Valley	San Rafael, CA	Garden	171	167,238	1996	2014	97%
Bel Air	San Ramon, CA	Garden	462	391,000	1988	1995	97%
Canyon Oaks	San Ramon, CA	Mid-rise	250	237,894	2005	2007	97%
Crow Canyon	San Ramon, CA	Mid-rise	400	337,064	1992	2014	97%
Foothill Gardens	San Ramon, CA	Garden	132	155,100	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	381,060	2005	2007	97%
Twin Creeks	San Ramon, CA	Garden	44	51,700	1985	1997	97%
1000 Kiely	Santa Clara, CA	Garden	121	128,486	1971	2011	98%
Le Parc	Santa Clara, CA	Garden	140	113,200	1975	1994	97%
Marina Cove (21)	Santa Clara, CA	Garden	292	250,200	1974	1994	97%
Riley Square (9)	Santa Clara, CA	Garden	156	126,900	1972	2012	97%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Villa Granada	Santa Clara, CA	Mid-rise	270	238,841	2010	2014	97%
Chestnut Street Apartments	Santa Cruz, CA	Garden	96	87,640	2002	2008	97%
Bristol Commons	Sunnyvale, CA	Garden	188	142,600	1989	1995	98%
Brookside Oaks (4)	Sunnyvale, CA	Garden	170	119,900	1973	2000	98%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	297,188	2012	2014	97%
Magnolia Lane (22)	Sunnyvale, CA	Garden	32	31,541	2001	2007	97%
Magnolia Square (4)	Sunnyvale, CA	Garden	156	110,824	1963	2007	97%
Montclaire	Sunnyvale, CA	Mid-rise	390	294,100	1973	1988	97%
Reed Square	Sunnyvale, CA	Garden	100	95,440	1970	2011	98%
Solstice	Sunnyvale, CA	Mid-rise	280	257,659	2014	2014	97%
Summerhill Park	Sunnyvale, CA	Garden	100	78,500	1988	1988	97%
Via	Sunnyvale, CA	Mid-rise	284	309,421	2011	2011	98%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	161,800	1989	1989	98%
Vista Belvedere	Tiburon, CA	Mid-rise	76	78,300	1963	2004	97%
Verandas (13)	Union City, CA	Mid-rise	282	199,092	1989	2014	97%
Agora (23)	Walnut Creek, CA	Mid-rise	49	106,228	2016	2016	98%
			21,146	18,777,392			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	241,567	2009	2014	96%
BellCentre	Bellevue, WA	Mid-rise	248	181,288	2001	2014	96%
Cedar Terrace	Bellevue, WA	Garden	180	174,200	1984	2005	96%
Courtyard off Main	Bellevue, WA	Mid-rise	110	108,388	2000	2010	96%
Ellington	Bellevue, WA	Mid-rise	220	165,794	1994	2014	97%
Emerald Ridge	Bellevue, WA	Garden	180	144,000	1987	1994	97%
Foothill Commons	Bellevue, WA	Mid-rise	394	288,300	1978	1990	96%
Palisades, The	Bellevue, WA	Garden	192	159,700	1977	1990	97%
Park Highland	Bellevue, WA	Mid-rise	250	224,750	1993	2014	96%
Piedmont	Bellevue, WA	Garden	396	348,969	1969	2014	96%
Sammamish View	Bellevue, WA	Garden	153	133,500	1986	1994	97%
Woodland Commons	Bellevue, WA	Garden	302	217,878	1978	1990	97%
Bothell Ridge (6)	Bothell, WA	Garden	214	167,370	1988	2014	96%
Canyon Pointe	Bothell, WA	Garden	250	210,400	1990	2003	96%
Inglenook Court	Bothell, WA	Garden	224	183,600	1985	1994	96%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	343,095	2000	2014	96%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	Garden	196	214,800	1986	1997	97%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	424,674	2000	2008	97%
Park Hill at Issaquah	Issaquah, WA	Garden	245	277,700	1999	1999	96%
Wandering Creek	Kent, WA	Garden	156	124,300	1986	1995	97%
Ascent	Kirkland, WA	Garden	90	75,840	1988	2012	97%
Bridle Trails	Kirkland, WA	Garden	108	99,700	1986	1997	96%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	103,339	1978	2010	97%
Evergreen Heights	Kirkland, WA	Garden	200	188,300	1990	1997	97%
Slater 116	Kirkland, WA	Mid-rise	108	81,415	2013	2013	97%
Montebello	Kirkland, WA	Garden	248	272,734	1996	2012	96%
Aviara (24)	Mercer Island, WA	Mid-rise	166	147,033	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	Garden	164	134,300	1981	1996	96%

			Apartment	Rentable	Year	Year
Communities (1)	Location	Type	Homes	Square Footage	Built	Acquired	Occupancy(2)
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	257,160	1989	2014	96%
The Elliot at Mukilteo (4)	Mukilteo, WA	Garden	301	245,900	1981	1997	97%
Castle Creek	Newcastle, WA	Garden	216	191,900	1998	1998	97%
Delano	Redmond, WA	Mid-rise	126	116,340	2005	2011	98%
Elevation	Redmond, WA	Garden	158	138,916	1986	2010	97%
Redmond Hill (9)	Redmond, WA	Garden	442	350,275	1985	2011	96%
Shadowbrook	Redmond, WA	Garden	418	338,880	1986	2014	96%
The Trails of Redmond	Redmond, WA	Garden	423	376,000	1985	2014	97%
Vesta (9)	Redmond, WA	Garden	440	381,675	1998	2011	97%
Brighton Ridge	Renton, WA	Garden	264	201,300	1986	1996	96%
Fairwood Pond	Renton, WA	Garden	194	189,200	1997	2004	98%
Forest View	Renton, WA	Garden	192	182,500	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	190,908	2001	2014	96%
8th & Republican (17)	Seattle, WA	High-rise	211	161,371	2016	2017	97%
Annaliese	Seattle, WA	High-rise	56	48,216	2009	2013	98%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	94,119	1992	2014	97%
The Bernard	Seattle, WA	Mid-rise	63	43,151	2008	2011	97%
Cairns, The	Seattle, WA	Mid-rise	99	70,806	2006	2007	96%
Collins on Pine	Seattle, WA	Mid-rise	76	48,733	2013	2014	98%
Domaine	Seattle, WA	Mid-rise	92	79,421	2009	2012	97%
Expo (18)	Seattle, WA	Mid-rise	275	190,176	2012	2012	96%
Fountain Court	Seattle, WA	Mid-rise	320	207,000	2000	2000	96%
Patent 523 (25)	Seattle, WA	Mid-rise	295	191,109	2010	2010	97%
Taylor 28	Seattle, WA	Mid-rise	197	155,630	2008	2014	97%
Vox Apartments	Seattle, WA	Mid-rise	58	42,173	2013	2013	96%
Wharfside Pointe	Seattle, WA	Mid-rise	155	119,200	1990	1994	96%
			11,820	10,166,093			97%

Total/Weighted Average			59,661	52,647,862			97%

			Square	Year	Year
Other real estate assets (1)	Location	Tenants	Footage	Built	Acquired	Occupancy (2)
Derian Office Building (26)	Irvine, CA	6	106,716	1983	2000	83%
		6	106,716			83%

Footnotes to the Company’s Portfolio Listing as of December 31, 2018

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.

(2)
For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2018; for the commercial buildings occupancy rates are based on physical occupancy as of December 31, 2018. For an explanation of how financial occupancy is calculated, see "Occupancy Rates" in this Item 2.

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

(5)	This community is owned by BEX III, LLC ("BEX III"). The Company has a 50% interest in BEX III, which is accounted for using the equity method of accounting.

(6)	This community is owned by BEXAEW. The Company has a 50% interest in BEXAEW, which is accounted for using the equity method of accounting.

(7)	This community is owned by Wesco III. The Company has a 50% interest in Wesco III, which is accounted for using the equity method of accounting.

(8)	This community is owned by BEX II, LLC ("BEX II"). The Company has a 50% interest in BEX II, which is accounted for using the equity method of accounting.

(9)	This community is owned by Wesco I, LLC ("Wesco I"). The Company has a 58% interest in Wesco I, which is accounted for using the equity method of accounting.

(10)	This community is subject to a ground lease, which, unless extended, will expire in 2067.

(11)	This community is subject to a ground lease, which, unless extended, will expire in 2027.

(12)	The Company has a 97% interest and an Executive Vice President of the Company has a 3% interest in this community.

(13)	This community is owned by Wesco IV, LLC ("Wesco IV") The Company has a 50% interest in Wesco IV, which is accounted for using the equity method of accounting.

(14)	The Company has a 75% member interest in this community.

(15)	This community is subject to a ground lease, which, unless extended, will expire in 2028.

(16)
This community is owned by an entity that is co-owned by the Company and the Canadian Pension Plan Investment Board ("CPPIB" or "CPP"). The Company has a 55% ownership in this community, which is accounted for using the equity method of accounting.

(17)	This community is owned by Wesco V, LLC ("Wesco V"). The Company has a 50% interest in Wesco V, which is accounted for using the equity method of accounting.

(18)	The Company has 50% ownership in this community, which is accounted for using the equity method of accounting.

(19)	In December 2018, the Company purchased its joint venture partner's 49.9% membership interest in the Marquis co-investment. As a result of this purchase, the Company consolidates Marquis.

(20)	The Company has a 55% membership interest in this community, which is accounted for using the equity method of accounting.

(21)	A portion of this community on which 84 apartment homes are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(22)	The community is subject to a ground lease, which, unless extended, will expire in 2070.

(23)	This community is owned by an entity that is co-owned by the Company and CPP. The Company has a 51% membership interest in this community, which is accounted for using the equity method of accounting.

(24)	This community is subject to a ground lease, which, unless extended, will expire in 2070.

(25)	The Company has 99% ownership in this community.

(26)	The Company occupies 13% of space in this property.

Item 3. Legal Proceedings

The information regarding lawsuits, other proceedings and claims, set forth in Note 16, "Commitments and Contingencies", to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to such matters referred to in Note 16, the Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange ("NYSE") under the symbol ESS.  Essex's common stock has been traded on the NYSE since June 13, 1994. The closing price of Essex's common stock as reported by the NYSE on February 15, 2019 was $278.82.

There is no established public trading market for the Operating Partnership's limited partnership units ("OP Units").

Holders

The approximate number of holders of record of the shares of Essex's common stock was 1,313 as of February 15, 2019. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 15, 2019, there were 184 holders of record of OP Units, including Essex.

Return of Capital

Under provisions of the Code, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2018, 2017, and 2016 related to common stock, and Series H preferred stock for tax purposes are as follows:

	2018	2017	2016
Common Stock
Ordinary income	79.72%	84.04%	86.68%
Capital gain	15.35%	13.20%	7.11%
Unrecaptured section 1250 capital gain	4.93%	2.76%	6.21%
	100.00%	100.00%	100.00%

	2018	2017	2016
Series H Preferred stock
Ordinary income	—%	—%	86.68%
Capital gains	—%	—%	7.11%
Unrecaptured section 1250 capital gain	—%	—%	6.21%
	—%	—%	100.00%

Dividends and Distributions

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

The Board of Directors declared a dividend/distribution for the fourth quarter of 2018 of $1.86 per share. The dividend/distribution was paid on January 15, 2019 to stockholders/unitholders of record as of January 2, 2019.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Shareholders, under the headings "Equity Compensation Plan Information," to be filed with the SEC within 120 days of December 31, 2018.

Issuance of Registered Equity Securities

In September 2018, the Company entered into a new equity distribution agreement in connection with the 2018 ATM Program pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million. In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. On February 19, 2019, Essex’s Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan.

During 2018, the Company issued no shares of common stock under the 2018 ATM Program or the prior 2016 ATM Program. As of December 31, 2018, the Company had no outstanding forward sale agreements to sell any shares of common stock.

Issuer Purchases of Equity Securities

In December 2015, Essex's Board of Directors authorized a stock repurchase plan to allow Essex to acquire shares in an aggregate of up to $250.0 million. Under this program, through December 31, 2018, the Company had repurchased and retired 215,583 shares of common stock totaling $52.3 million, including commissions, at an average stock price of $242.49 per share. As of December 31, 2018, the Company had $197.7 million of purchase authority remaining under the plan.
Performance Graph

The line graph below compares the cumulative total stockholder return on Essex's common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2013 and that all dividends were reinvested.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Essex Property Trust, Inc.	100.00	148.00	175.93	175.70	187.65	196.60
NAREIT All Equity REIT Index	100.00	128.03	131.64	143.00	155.41	149.12
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33

(1)	Common stock performance data is provided by S&P Global Market Intelligence (formerly SNL Financial).

The graph and other information furnished under the above caption "Performance Graph" in this Part II Item 5 of this Form 10-K shall not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2018 and 2017, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2018 and 2017, Essex issued an aggregate of 39,175 and 176,489 shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of $6.2 million and $26.6 million to the Operating Partnership in exchange for an aggregate of 39,175 and 176,489 OP Units, as required by the Operating Partnership’s partnership agreement, during the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, Essex issued an aggregate of 1,981 and 2,973 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating

Partnership's partnership agreement, for an aggregate of 1,981 and 2,973 OP Units during the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, Essex issued an aggregate of 5,250 and 1,500 shares of its common stock in connection with the exchange of OP Units and DownREIT limited partnership units by limited partners into shares of common stock. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 5,250 and 1,500 OP Units during the year ended December 31, 2018 and 2017, respectively.

No shares of the Company's common stock were issued or sold by Essex pursuant to the 2018 ATM Program or the prior 2016 ATM Program during the year ended December 31, 2018. For the year ended December 31, 2017, the Company issued 345,444 shares of Essex's common stock through the 2016 ATM Program. Essex contributed the net proceeds from these share issuances of $89.1 million to the Operating Partnership in exchange for an aggregate of 345,444 OP units, as required by the Operating Partnership's partnership agreement. As of December 31, 2018, the Company had no outstanding forward purchase agreements to sell any shares of common stock.

Stock Repurchases

The following table summarizes the Company’s purchases of its common stock during the three months ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
October 1, 2018 - October 31, 2018	—	—	—	—
November 1, 2018 - November 30, 2018	74,811	249.20	74,811	226.5
December 1, 2018 - December 31, 2018	118,838	242.48	118,838	197.7
Total	193,649	$245.08	193,649	$197.7

(1) In December 2015, Essex’s Board of Directors authorized a stock repurchase plan to allow Essex to acquire shares in an aggregate of up to $250.0 million. Under this program, as of December 31, 2018, the Company had $197.7 million of purchase authority remaining. On February 19, 2019, Essex’s Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for Essex and the Operating Partnership from January 1, 2014 through December 31, 2018.

Essex Property Trust, Inc. and Subsidiaries

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except per share amounts)
OPERATING DATA:
Rental and other property	$1,390,870	$1,354,325	$1,285,723	$1,185,498	$961,591
Management and other fees from affiliates	9,183	9,574	8,278	8,909	9,347
Net income	413,599	458,043	438,410	248,239	134,438
Net income available to common stockholders	$390,153	$433,059	$411,124	$226,865	$116,859
Per share data:
Basic:
Net income available to common stockholders	$5.91	$6.58	$6.28	$3.50	$2.07
Weighted average common stock outstanding	66,041	65,829	65,472	64,872	56,547
Diluted:
Net income available to common stockholders	$5.90	$6.57	$6.27	$3.49	$2.06
Weighted average common stock outstanding	66,085	65,898	65,588	65,062	56,697
Cash dividend per common share	$7.44	$7.00	$6.40	$5.76	$5.11

	As of December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$13,366,101	$13,362,073	$12,687,722	$12,338,129	$11,249,071
Net investment in rental properties	10,156,553	10,592,776	10,376,176	10,388,237	9,684,265
Real estate under development	454,629	355,735	190,505	242,326	429,096
Co-investments	1,300,140	1,155,984	1,161,275	1,036,047	1,042,423
Total assets	12,383,596	12,495,706	12,217,408	12,008,384	11,530,299
Total indebtedness, net	5,605,942	5,689,126	5,563,260	5,318,757	5,084,256
Redeemable noncontrolling interest	35,475	39,206	44,684	45,452	23,256
Cumulative redeemable preferred stock	—	—	—	73,750	73,750
Stockholders' equity	6,267,073	6,277,406	6,192,178	6,237,733	6,022,672

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations ("FFO")(1) attributable to common stockholders and unitholders:
Net income available to common stockholders	$390,153	$433,059	$411,124	$226,865	$116,859
Adjustments:
Depreciation and amortization	479,884	468,881	441,682	453,423	360,592
Gains not included in FFO attributable to common stockholders and unitholders	(73,683)	(159,901)	(167,607)	(81,347)	(50,064)
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	—	—	4,410	—	—
Depreciation and amortization add back from unconsolidated co-investments	62,954	55,531	50,956	49,826	33,975
Noncontrolling interest related to Operating Partnership units	13,452	14,825	14,089	7,824	4,911
Insurance reimbursements	—	—	—	(1,751)	—
Depreciation attributable to third party ownership and other	(940)	(286)	(9)	(781)	(1,331)
Funds from operations attributable to common stockholders and unitholders	$871,820	$812,109	$754,645	$654,059	$464,942
Non-core items:
Merger and integration expenses	—	—	—	3,798	53,530
Expensed acquisition and investment related costs	194	1,569	1,841	2,414	1,878
Gain on sale of marketable securities, note prepayment, and other investments	(737)	(1,909)	(5,719)	(598)	(886)
Unrealized losses on marketable securities	5,159	—	—	—	—
Gain on sale of land	—	—	—	—	(2,533)
Interest rate hedge ineffectiveness (2)	148	(78)	(250)	—	—
Loss on early retirement of debt	—	1,796	606	6,114	268
Gain on early retirement of debt from unconsolidated co-investment	(3,662)	—	—	—	—
Co-investment promote income	(20,541)	—	—	(192)	(10,640)
Income from early redemption of preferred equity investments	(1,652)	(356)	—	(1,954)	(5,250)
Excess of redemption value of preferred stock over carrying value	—	—	2,541	—	—
General and administrative and other, net	8,745	(1,083)	—	(651)	1,758
Insurance reimbursements and legal settlements, net	(561)	(25)	(4,470)	(2,319)	94
Core funds from operations ("Core FFO")(1) attributable to common stockholders and unitholders	$858,913	$812,023	$749,194	$660,671	$503,161
Weighted average number of shares outstanding, diluted (FFO)(3)	68,322	68,194	67,890	67,310	58,921
Funds from operations attributable to common stockholders and unitholders per share - diluted	$12.76	$11.91	$11.12	$9.72	$7.89
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$12.57	$11.91	$11.04	$9.82	$8.54

(1)
FFO is a financial measure that is commonly used in the REIT industry. The Company presents FFO and FFO excluding non-core items ("referred to as "Core FFO") as supplemental operating performance measures. FFO and Core FFO are not used by the Company as, nor should they be considered to be, alternatives to net income computed under U.S. GAAP as an indicator of the Company’s operating performance or as alternatives to cash from operating activities computed under U.S. GAAP as an indicator of the Company's ability to fund its cash needs.

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

In calculating FFO, the Company follows the definition for this measure published by the National Association of Real Estate Investment Trusts (“NAREIT"), which is the leading REIT industry association. The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties. The Company agrees that these two NAREIT adjustments are useful to investors for the following reasons:

(a)
historical cost accounting for real estate assets in accordance with U.S. GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves." Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by U.S. GAAP do not reflect the underlying economic realities.

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

The table to which this footnote relates is a reconciliation of net income available to common stockholders to FFO and Core FFO for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

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

Essex Portfolio, L.P. and Subsidiaries

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except per unit amounts)
OPERATING DATA:
Rental and other property	$1,390,870	$1,354,325	$1,285,723	$1,185,498	$961,591
Management and other fees from affiliates	9,183	9,574	8,278	8,909	9,347
Net income	413,599	458,043	438,410	248,239	134,438
Net income available to common unitholders	$403,605	$447,884	$425,213	$234,689	$121,726
Per unit data:
Basic:
Net income available to common unitholders	$5.91	$6.58	$6.28	$3.50	$2.07
Weighted average common units outstanding	68,316	68,082	67,696	67,054	58,772
Diluted:
Net income available to common unitholders	$5.90	$6.57	$6.27	$3.49	$2.07
Weighted average common units outstanding	68,360	68,151	67,812	67,244	58,921
Cash distributions per common unit	$7.44	$7.00	$6.40	$5.76	$5.11

	As of December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$13,366,101	$13,362,073	$12,687,722	$12,338,129	$11,249,071
Net investment in rental properties	10,156,553	10,592,776	10,376,176	10,388,237	9,684,265
Real estate under development	454,629	355,735	190,505	242,326	429,096
Co-investments	1,300,140	1,155,984	1,161,275	1,036,047	1,042,423
Total assets	12,383,596	12,495,706	12,217,408	12,008,384	11,530,299
Total indebtedness, net	5,605,942	5,689,126	5,563,260	5,318,757	5,084,256
Redeemable noncontrolling interest	35,475	39,206	44,684	45,452	23,256
Cumulative redeemable preferred interest	—	—	—	71,209	71,209
Partners' capital	6,329,613	6,330,415	6,244,364	6,287,381	6,073,433

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of December 31, 2018, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of December 31, 2018, the Company owned or had ownership interests in 245 operating apartment communities, comprising 59,661 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, one operating commercial building with approximately 106,716 square feet and six active developments.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2018, the Company’s development and predevelopment pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development, and various predevelopment projects aggregating 1,861 apartment homes, with total incurred costs of $812.0 million, and estimated remaining project costs of approximately $417.0 million, $310.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

As of December 31, 2018, the Company also had an ownership interest in one operating commercial building (totaling approximately 106,716 square feet).

By region, the Company's operating results for 2018 and 2017 and projection for 2019 new housing supply (defined as new multifamily apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing), projection for 2019 job growth, and 2019 estimated Same-Property revenue growth are as follows:

Southern California Region:  As of December 31, 2018, this region represented 46% of the Company’s consolidated operating apartment homes.  Revenues for "2018 Same-Properties" (as defined below), or "Same-Property revenues," increased 3.1% in 2018 as compared to 2017. In 2019, the Company projects new residential supply of 33,500 apartment homes and single family homes, which represents 0.6% of the total housing stock. The Company projects an increase of 104,750 jobs or 1.3%, and an increase in 2019 Same-Property revenues of between 2.5% to 3.5% in 2019.

Northern California Region:  As of December 31, 2018, this region represented 33% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 2.4% in 2018 as compared to 2017. In 2019, the Company projects new residential supply of 15,750 apartment homes and single family homes, which represents 0.7% of the total housing stock. The Company projects an increase of 65,500 jobs or 2.0%, and an increase in 2019 Same-Property revenues of between 2.6% to 3.6% in 2019.

Seattle Metro Region: As of December 31, 2018, this region represented 21% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 2.9% in 2018 as compared to 2017. In 2019, the Company projects new residential supply of 17,000 apartment homes and single family homes, which represents 1.3% of the total housing stock. The Company projects an increase of 45,900 jobs or 2.6%, and an increase in 2019 Same-Property revenues of between 2.3% to 3.3% in 2019.

In total, the Company projects an increase in 2019 Same-Property revenues of between 2.5% to 3.5%, as renewal and new leases are signed at higher rents in 2019 than 2018. Same-Property operating expenses are projected to increase in 2019 by 2.5% to 3.5%.

The Company’s consolidated operating communities are as follows:

	As of		As of
	December 31, 2018		December 31, 2017
	Apartment Homes	%	Apartment Homes	%
Southern California	22,674	46%	23,343	47%
Northern California	16,136	33%	15,848	32%
Seattle Metro	10,238	21%	10,238	21%
Total	49,048	100%	49,429	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, LLC, CPPIB, BEXAEW, BEX II, and BEX III communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2018 to the Year Ended December 31, 2017

The Company’s average financial occupancies for the Company’s stabilized apartment communities or "2018 Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2018 and 2017) increased 10 basis points to 96.7% in 2018 from 96.6% in 2017. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2018 Same-Property portfolio for financial occupancy for the years ended December 31, 2018 and 2017 is as follows:

	Years ended December 31,
	2018	2017
Southern California	96.7%	96.6%
Northern California	96.8%	96.8%
Seattle Metro	96.5%	96.4%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2018 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2018	2017	Change	Change
2018 Same-Properties: (1)
Southern California	21,979	$573,658	$556,630	$17,028	3.1%
Northern California	14,356	469,457	458,241	11,216	2.4%
Seattle Metro	10,238	236,525	229,872	6,653	2.9%
Total 2018 Same-Property revenues	46,573	1,279,640	1,244,743	34,897	2.8%
2018 Non-Same Property Revenues		111,230	109,582	1,648	1.5%
Total property revenues		$1,390,870	$1,354,325	$36,545	2.7%

(1)	Same-property excludes properties held for sale.

2018 Same-Property Revenues increased by $34.9 million or 2.8% to $1.3 billion for 2018 compared to $1.2 billion in 2017. The increase was primarily attributable to an increase of 2.5% in average rental rates from $2,177 per apartment home for 2017 to $2,231 per apartment home for 2018.

2018 Non-Same Property Revenues increased by $1.6 million or 1.5% to $111.2 million in 2018 compared to $109.6 million in 2017. The increase was primarily due to revenue generated by Station Park Green - Phase I, a development community, which began producing rental income during the first quarter of 2018, and Sage at Cupertino, which was consolidated in March 2017, offset by the sales of Domain in the second quarter of 2018 and 8th & Hope in the fourth quarter of 2018.

Management and other fees from affiliates decreased by $0.4 million or 4.2% to $9.2 million in 2018 from $9.6 million 2017. The decrease is primarily due to lower asset management fees caused by the amendment of the Wesco I joint venture operating agreement in October 2017.

Property operating expenses, excluding real estate taxes increased $4.7 million or 2.1% to $233.8 million in 2018 compared to $229.1 million in 2017, primarily due to an increase of $2.4 million in maintenance and repairs expenses as well as an increase of $2.3 million in utilities expenses. 2018 Same-Property operating expenses excluding real estate taxes, increased by $4.2 million or 2.0% to $218.7 million in 2018 compared to $214.5 million in 2017, primarily due to a $2.2 million increase in maintenance and repairs expenses as well as an increase of $2.2 million in utilities expenses.

Real estate taxes increased $5.2 million or 3.6% to $151.5 million in 2018 compared to $146.3 million in 2017, primarily due to the acquisition of Marquis and increases in tax rates and property valuations, offset by the sales of Domain in the second quarter of 2018 and 8th & Hope in the fourth quarter of 2018. 2018 Same-Property real estate taxes increased by $4.9 million or 3.7% to $138.4 million in 2018 compared to $133.5 million in 2017 due to increases in tax rates and property valuations.

Corporate-level property management expenses increased by $0.9 million or 3.0% to $31.1 million in 2018 compared to $30.2 million in 2017, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $11.0 million or 2.3% to $479.9 million in 2018 compared to $468.9 million in 2017, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018, the consolidation of Sage at Cupertino in March 2017, as well as an increase in redevelopment activity in 2018 versus 2017, partially offset by a decrease due to the sales of Domain in the second quarter of 2018 and 8th & Hope in the fourth quarter of 2018.

Interest expense decreased $2.4 million or 1.1% to $220.5 million in 2018 compared to $222.9 million in 2017, primarily due to debt that was paid off or matured and regular principal amortization during and after 2017, which resulted in a decrease in interest expense of $16.2 million for 2018. Additionally, there was a $4.8 million increase in capitalized interest during 2018, which was due to an increase in development costs as compared to 2017. These decreases in interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $350.0 million senior unsecured notes due May 1, 2027 in April 2017 and $300.0 million senior unsecured notes due March 15, 2048 in March 2018, which resulted in an increase of $18.6 million interest expense for 2018 as compared to 2017.

Total return swap income of $8.7 million in 2018 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015, in connection with issuing $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $1.4 million or 13.9% from $10.1 million in 2017 was due to less favorable interest rates in 2018.

Interest and other income decreased $1.6 million or 6.5% to $23.0 million in 2018 compared to $24.6 million in 2017, primarily due to unrealized losses on marketable securities of $5.2 million that were recognized through income during 2018, partially offset by an increase in marketable securities and other interest income of $4.2 million.

Equity income from co-investments increased by $2.7 million or 3.1% to $89.1 million in 2018 compared to $86.4 million in 2017, primarily due to $20.5 million of co-investment promote income from the BEXAEW joint venture recognized during the first quarter of 2018, an increase in income from preferred equity investments of $11.8 million, and a gain on early retirement of debt from an unconsolidated co-investment of $3.7 million in the third quarter of 2018, partially offset by a decrease in gains on sales of co-investment communities of $34.3 million.

Gain on sale of real estate and land increased by $35.5 million or 134.5% to $61.9 million in 2018 compared to $26.4 million in 2017. The Company's 2018 gain was attributable to the sales of Domain in the second quarter of 2018 and 8th & Hope in the fourth quarter of 2018, which resulted in a gain of $22.3 million and $39.6 million, respectively, for the Company. The Company's 2017 gain was primarily attributable to the sale of Jefferson at Hollywood, which resulted in a gain of $26.2 million.

Gain on remeasurement of co-investment of $1.3 million in 2018 resulted from the purchase of the Company's joint venture partner's 49.9% membership interest in the Marquis co-investment in December 2018. Gain on remeasurement of $88.6 million in 2017 resulted from the purchase of the Company's joint venture partner's 50% membership interest in the Palm Valley co-investment in January 2017.

Comparison of Year Ended December 31, 2017 to the Year Ended December 31, 2016

The Company’s average financial occupancies for the Company’s stabilized apartment communities or "2017 Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2017 and 2016) increased 30 basis points to 96.6% in 2017 from 96.3% in 2016. The regional breakdown of the Company's 2017 Same-Property portfolio for financial occupancy for the years ended December 31, 2017 and 2016 is as follows:

	Years ended December 31,
	2017	2016
Southern California	96.6%	96.3%
Northern California	96.8%	96.3%
Seattle Metro	96.4%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2017 Same-Properties:

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

Management and other fees from affiliates increased by $1.3 million or 15.7% to $9.6 million in 2017 from $8.3 million in 2016. The increase is primarily due to property management fee revenue from joint venture development communities that went into lease-up from the third quarter of 2016 until the fourth quarter of 2017.

Property operating expenses, excluding real estate taxes increased $9.4 million or 4.3% to $229.1 million in 2017 compared to $219.7 million in 2016, primarily due to expenses generated by Palm Valley, which was consolidated in January 2017. 2017 Same-Property operating expenses excluding real estate taxes, increased by $5.5 million or 2.7% to $210.4 million in 2017 compared to $204.9 million in 2016, primarily due to a $4.3 million increase in utilities.

Real estate taxes increased $7.1 million or 5.1% to $146.3 million in 2017 compared to $139.2 million in 2016, primarily due to property taxes at Palm Valley, which was consolidated in January 2017 and due to increases in tax rates and property valuations. 2017 Same-Property real estate taxes increased by $4.1 million or 3.3% to $130.1 million in 2017 compared to $126.0 million in 2016 due to increases in tax rates and property valuations.

Corporate-level property management expenses increased $0.1 million or 0.3% to $30.2 million in 2017 compared to $30.1 million in 2016, primarily due to a slight increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $27.2 million or 6.2% to $468.9 million in 2017 compared to $441.7 million in 2016, primarily due to depreciation at Palm Valley, which was consolidated in January 2017.

Interest expense increased $3.2 million or 1.5% to $222.9 million in 2017 compared to $219.7 million in 2016, due to an increase in average outstanding debt primarily due to the $350.0 million senior unsecured notes due May 1, 2027 issued in April 2017 and the $450.0 million senior unsecured notes due April 15, 2026 issued in April 2016, which resulted in $19.1 million of interest expense for 2017 compared to 2016. These additions were partially offset by various debts that were paid off or matured and regular principal amortization during and after 2016, which resulted in a decrease in interest expense of $14.5 million for 2017. Additionally, there was a $1.4 million increase in capitalized interest in 2017 compared to 2016, which was due to an increase in development costs as compared to the same period in 2016.

Total return swap income of $10.1 million in 2017 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015, in connection with issuing $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $1.6 million or 13.7% from $11.7 million in 2016 was due to less favorable interest rates in 2017.

Interest and other income decreased $2.7 million or 9.9% to $24.6 million in 2017 compared to $27.3 million in 2016, primarily due to a decrease of $3.8 million in income from the gain on sale of marketable securities combined with a decrease of $3.5 million in income from insurance reimbursements, legal settlements, and other, partially offset by an increase of $4.6 million in marketable securities and other interest income.

Equity income from co-investments increased by $37.7 million or 77.4% to $86.4 million in 2017 compared to $48.7 million in 2016, primarily due to the sale of two properties by BEXAEW and one property by Wesco I during 2017, which resulted in a total gain of $44.8 million, as well as increases in preferred equity income of approximately $7.5 million. In 2016, two co-investment properties were sold, resulting in gains of $13.0 million for the Company during 2016.

Gain on sale of real estate and land decreased by $128.2 million or 82.9% to $26.4 million in 2017 compared to $154.6 million in 2016. The Company's 2017 gain was primarily attributable to the sale of Jefferson at Hollywood, which resulted in a gain of $26.2 million for the Company.

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

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2018, 2017 and 2016 ($ in thousands):

	For the year ended December 31,
	2018	2017	2016
Cash flow provided by (used in):
Operating activities	$826,554	$769,607	$716,792
Investing activities	$(59,893)	$(567,940)	$(413,071)
Financing activities	$(676,392)	$(310,843)	$(256,474)

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

As of December 31, 2018, Essex owned a 96.6% general partner interest and the limited partners owned the remaining 3.4% interest in the Operating Partnership.

The liquidity of Essex is dependent on the Operating Partnership’s ability to make sufficient distributions to Essex. The primary cash requirement of Essex is its payment of dividends to its stockholders. Essex also guarantees some of the Operating Partnership’s debt, as discussed further in Notes 7 and 8 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger Essex’s guarantee obligations, then Essex will be required to fulfill its cash payment commitments under such guarantees. However, Essex’s only significant asset is its investment in the Operating Partnership.

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

At December 31, 2018, the Company had $134.5 million of unrestricted cash and cash equivalents and $209.5 million in marketable securities, of which $82.4 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2019. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2018, the Company had $275.0 million of private placement unsecured bonds outstanding at an average interest rate of 4.5% with maturity dates ranging from December 2019 through August 2021.

As of December 31, 2018, the Company had $3.2 billion of fixed rate public bonds outstanding at an average interest rate of 3.9% with maturity dates ranging from 2021 to 2048.

As of December 31, 2018, the Company had $350.0 million outstanding on its unsecured term loan. The unsecured term loan bears a variable interest rate of LIBOR plus 0.95%. The Company has five interest rate swap contracts, with an aggregate notional balance of $175.0 million, which effectively converts the interest rate on $175.0 million of the unsecured term loan to a fixed rate of 2.3%.

As of December 31, 2018, the Company’s mortgage notes payable totaled $1.8 billion, net of unamortized premiums and debt issuance costs, which consisted of $1.5 billion in fixed rate debt at an average interest rate of 4.6% and maturity dates ranging from 2019 to 2028 and $268.1 million of tax-exempt variable rate demand notes with a weighted average interest rate of 2.5%. The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2046, and $9.9 million is subject to interest rate caps. $256.0 million is subject to total return swaps.

As of December 31, 2018, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2018, there was no amount outstanding on the $1.2 billion unsecured line of credit. The interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of December 31, 2018. In January 2019 this line of credit was amended such that the scheduled maturity date was extended to December 2022 with one 18-month extension, exercisable at the Company's option. The interest rate on the amended line is based on a tiered rate structure tied to the Company's credit ratings and is currently at LIBOR plus 0.825%. As of December 31, 2018, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The interest rate on the line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of December 31, 2018.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2018 and 2017.

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

The Company has entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million of the $350.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

The Company has four total return swap contracts, with an aggregate notional amount of $256.0 million, that effectively converts $256.0 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps, with $256.0 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting.

As of December 31, 2018 the Company also had interest rate caps with an aggregate notional amount of $9.9 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the variable interest rate for a portion of the Company’s tax exempt variable rate debt.

As of December 31, 2018 and 2017, the aggregate carrying value of the interest rate swap contracts was an asset of $5.8 million and $5.4 million, respectively and is included in prepaid expenses and other assets on the consolidated balance sheets and a liability of zero at each date. The aggregate carrying value of the interest rate caps was zero on the balance sheets as of both December 31, 2018 and 2017. The aggregate carrying value of the total return swaps was zero as of both December 31, 2018 and 2017.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was a loss of $0.1 million, and gains of $0.1 million, and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Issuance of Common Stock

In September 2018, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities of the Company, as defined in the prospectus contained in the shelf registration statement.

Also in September 2018, the Company entered into a new equity distribution agreement in connection with the 2018 ATM Program pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million. In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. The Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.

Upon entering into the 2018 ATM Program, the Company simultaneously terminated its existing 2016 ATM Program. Since commencement of the 2018 ATM Program through December 31, 2018, the Company did not sell any shares of its common stock through the 2018 ATM Program or through the 2016 ATM Program. As of December 31, 2018, $900.0 million of shares remains available to be sold under the 2018 ATM Program. For the year ended December 31, 2017, the Company issued 345,444 shares of common stock through the 2016 ATM Program at an average price of $260.38 per share for total proceeds of $89.1 million, net of fees and commissions. For the year ended December 31, 2016, the Company did not issue any shares of common stock pursuant to the 2016 ATM Program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2018, non-revenue generating capital expenditures totaled approximately $1,342 per apartment home. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred, due to changes in government regulations, that the Company would not have incurred otherwise, and expenditures in which the Company expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2018, the Company's development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,861 apartment homes, with total incurred costs of $0.8 billion, and estimated remaining project costs of approximately $0.4 billion, $0.3 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

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

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2018, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $140.1 million, of which approximately $27.8 million remains to be expended.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2018, the Company had an interest in 814 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs total approximately $0.2 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.1 billion. In addition, the Company had an interest in 10,613 apartment homes in operating communities with joint ventures for a total book value of $0.8 billion.

Contractual Obligations and Commercial Commitments

The following table summarizes our obligations at December 31, 2018 ($ in thousands):

	For the Fiscal Years Ending
	2019	2020 and 2021	2022 and 2023	Thereafter	Total
Mortgage notes payable	$515,658	$737,327	$42,030	$500,880	$1,795,895
Unsecured debt	75,000	500,000	1,250,000	2,000,000	3,825,000
Lines of credit	—	—	—	—	—
Interest on indebtedness (1)	212,676	325,635	213,209	535,013	1,286,533
Ground leases	3,506	7,012	7,012	128,497	146,027
Operating leases	3,305	6,720	6,736	24,761	41,522
Development commitments (including co-investments) (2)	278,412	31,607	—	—	310,019
	$1,088,557	$1,608,301	$1,518,987	$3,189,151	$7,404,996

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2018.

(2)	Estimated project cost for development of the Company's 500 Folsom project is net of a projected value for low-income housing tax credit proceeds and the value of the tax exempt bond structure.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 16 DownREIT limited partnerships (comprising eight communities) and eight co-investments as of December 31, 2018. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $849.8 million and $261.7 million, respectively, as of December 31, 2018, and $837.7 million and $265.5 million respectively, as of December 31, 2017. Noncontrolling interests in these entities were $64.5 million and $66.7 million as of December 31, 2018 and 2017, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2018, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company's management to exercise their most difficult, subjective and complex judgments.  The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) accounting for the acquisition of investments in real estate; and (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates. Specifically, determining the fair value of a real estate property or investment in and advances to a joint venture or affiliate after an indication of impairment is identified involves significant judgment. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company accounts for its acquisitions of investments in real estate by assessing each acquisition to determine if it meets the definition of a business or if it qualifies as an asset acquisition. We expect that acquisitions of individual operating communities will generally be viewed as asset acquisitions, and result in the capitalization of acquisition costs, and the allocation of purchase price to the assets acquired and liabilities assumed based on the relative fair value of the respective assets and liabilities.

The relative fair value of the tangible assets, which principally includes land and building, is determined first by valuing the property as a whole as if it were vacant, using stabilized net operating income and market specific capitalization rates. The relative fair value of the land and building is then allocated based on its estimated fair value.

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

	2018	2017	2016
Earnings from operations	$450,128	$446,522	$420,800
Adjustments:
Corporate-level property management expenses	31,062	30,156	30,110
Depreciation and amortization	479,884	468,881	441,682
Management and other fees from affiliates	(9,183)	(9,574)	(8,278)
General and administrative	53,451	41,385	40,751
Expensed acquisition and investment related costs	194	1,569	1,841
NOI	1,005,536	978,939	926,906
Less: Non Same-Property NOI	(82,998)	(82,177)	(74,952)
Same-Property NOI	$922,538	$896,762	$851,954

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "anticipates," "may," "will," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectations as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's development and redevelopment pipeline and the sources of funding for it, the anticipated performance of existing properties, anticipated property and growth trends in various geographic regions, statements regarding the Company’s expected 2019 Same-Property revenue generally and in various areas, and 2019 Same-Property operating expenses, statements regarding the Company's financing activities, and the use of proceeds from such activities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2018, the Company had entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the unsecured term debt. As of December 31, 2018, the Company also had $269.6 million of secured variable rate indebtedness, of which $9.9 million is subject to interest rate cap protection. All of the Company’s interest rate swaps are designated as cash flow hedges as of December 31, 2018. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of December 31, 2018. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2018.

			Carrying and	Estimated Carrying Value
		Maturity	Estimated	+ 50	- 50
($ in thousands)	Notional Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$5,844	$8,377	$3,324
Interest rate caps	9,924	2019	—	—	—
Total cash flow hedges	$184,924	2019-2022	$5,844	$8,377	$3,324

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $256.0 million that effectively convert $256.0 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at December 31, 2018. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company’s $5.0 billion of fixed rate debt at December 31, 2018, to be $5.0 billion.  Management has estimated the fair value of the Company’s $619.6 million of variable rate debt at December 31, 2018, to be $615.2 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	For the Years Ended December 31,
($ in thousands, except for interest rates)	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed rate debt	$590,061	$693,071	$542,891	$340,398	$600,000	$2,234,849	$5,001,270	$4,965,815
Average interest rate	4.4%	5.0%	4.5%	3.8%	3.7%	3.8%
Variable rate debt (1)	$597	$652	$713	$350,780	$852	$266,031	$619,625	$615,178
Average interest rate	2.6%	2.6%	2.6%	2.9%	2.6%	2.5%

(1)
$184.9 million is subject to interest rate protection agreements ($175.0 million is subject to interest rate swaps and $9.9 million is subject to interest rate caps). $256.0 million is subject to total return swaps.

The table incorporates only those exposures that exist as of December 31, 2018; it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2018, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, Essex’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2018. In making this assessment, Essex’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Essex’s management has concluded that, as of December 31, 2018, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2018, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2018, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information
New Form of Indemnification Agreement
On February 19, 2019, Essex’s Board approved and adopted an amended and restated form of indemnification agreement (the "Indemnification Agreement") which Essex expects to enter into with each of the current directors and officers of the Company (collectively, the "Indemnitees"). The Indemnification Agreement replaces the existing form of indemnification agreement in place with the Company’s directors and officers, which was adopted by the Board in 2011 (the "Prior Indemnification Agreement").
The Indemnification Agreement continues to provide for, among other things, the indemnification by the Company of the Indemnitees to the maximum extent permitted by Maryland law and the advancement of reasonable expenses incurred by Indemnitees in connection with certain legal proceedings, and shall be in addition to any other rights the Indemnitees may have under applicable law, the Company’s charter documents or bylaws, or otherwise. The Indemnification Agreement also continues to set forth procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, and the limitations on and exclusions from indemnification.
The foregoing description of the Indemnification Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the complete form of Indemnification Agreement, a copy of which is filed as Exhibit 10.4 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Stockholders, under the heading "Board and Corporate Governance Matters," to be filed with the SEC within 120 days of December 31, 2018.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Stockholders, under the headings "Executive Compensation" and "Director Compensation," to be filed with the SEC within 120 days of December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Stockholders, under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the SEC within 120 days of December 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Stockholders, under the heading "Certain Relationships and Related Persons Transactions," to be filed with the SEC within 120 days of December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Stockholders, under the headings "Report of the Audit Committee" and "Fees Paid to KPMG LLP," to be filed with the SEC within 120 days of December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheets: As of December 31, 2018 and 2017	F- 4

Consolidated Statements of Income: Years ended December 31, 2018, 2017, and 2016	F- 5

Consolidated Statements of Comprehensive Income: Years ended December 31, 2018, 2017, and 2016	F- 6

Consolidated Statements of Equity: Years ended December 31, 2018, 2017, and 2016	F- 7

Consolidated Statements of Cash Flows: Years ended December 31, 2018, 2017, and 2016	F- 10

Notes to Consolidated Financial Statements	F- 20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F- 3

Consolidated Balance Sheets: As of December 31, 2018 and 2017	F- 12

Consolidated Statements of Income: Years ended December 31, 2018, 2017, and 2016	F- 13

Consolidated Statements of Comprehensive Income: Years ended December 31, 2018, 2017, and 2016	F- 14

Consolidated Statements of Capital: Years ended December 31, 2018, 2017, and 2016	F- 15

Consolidated Statements of Cash Flows: Years ended December 31, 2018, 2017, and 2016	F- 18

Notes to Consolidated Financial Statements	F- 20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2018	F- 54

(4) See the Exhibit Index immediately preceeding the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(4) above.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the derecognition of nonfinancial assets in 2018 due to the adoption of the Financial Accounting Standards Board’s Accounting Standard Update No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).
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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Essex Property Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
San Francisco, California
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Unitholders and General Partner
Essex Portfolio, L.P.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership has changed its method of accounting for the derecognition of nonfinancial assets in 2018 due to the adoption of the Financial Accounting Standards Board’s Accounting Standard Update No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).
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

San Francisco, California
February 21, 2019

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017
(Dollars in thousands, except share amounts)

	2018	2017
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,701,356	$2,719,064
Buildings and improvements	10,664,745	10,643,009
	13,366,101	13,362,073
Less: accumulated depreciation	(3,209,548)	(2,769,297)
	10,156,553	10,592,776
Real estate under development	454,629	355,735
Co-investments	1,300,140	1,155,984
	11,911,322	12,104,495
Cash and cash equivalents-unrestricted	134,465	44,620
Cash and cash equivalents-restricted	16,930	16,506
Marketable securities	209,545	190,004
Notes and other receivables (includes related party receivables of $11.1 million and $41.2 million as of December 31, 2018 and December 31, 2017, respectively)	71,895	100,926
Prepaid expenses and other assets	39,439	39,155
Total assets	$12,383,596	$12,495,706
LIABILITIES AND EQUITY
Unsecured debt, net	$3,799,316	$3,501,709
Mortgage notes payable, net	1,806,626	2,008,417
Lines of credit	—	179,000
Accounts payable and accrued liabilities	127,086	127,501
Construction payable	59,345	51,770
Dividends payable	128,529	121,420
Distributions in excess of investments in co-investments	—	36,726
Other liabilities	33,375	33,132
Total liabilities	5,954,277	6,059,675
Commitments and contingencies
Redeemable noncontrolling interest	35,475	39,206
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,890,322 and 66,054,399 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,093,079	7,129,571
Distributions in excess of accumulated earnings	(812,796)	(833,726)
Accumulated other comprehensive loss, net	(13,217)	(18,446)
Total stockholders' equity	6,267,073	6,277,406
Noncontrolling interest	126,771	119,419
Total equity	6,393,844	6,396,825
Total liabilities and equity	$12,383,596	$12,495,706

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except per share and share amounts)

	2018	2017	2016
Revenues:
Rental and other property	$1,390,870	$1,354,325	$1,285,723
Management and other fees from affiliates	9,183	9,574	8,278
	1,400,053	1,363,899	1,294,001
Expenses:
Property operating, excluding real estate taxes	233,809	229,076	219,655
Real estate taxes	151,525	146,310	139,162
Corporate-level property management expenses	31,062	30,156	30,110
Depreciation and amortization	479,884	468,881	441,682
General and administrative	53,451	41,385	40,751
Expensed acquisition and investment related costs	194	1,569	1,841
	949,925	917,377	873,201
Earnings from operations	450,128	446,522	420,800
Interest expense	(220,492)	(222,894)	(219,654)
Total return swap income	8,707	10,098	11,716
Interest and other income	23,010	24,604	27,305
Equity income from co-investments	89,132	86,445	48,698
Loss on early retirement of debt	—	(1,796)	(606)
Gain on sale of real estate and land	61,861	26,423	154,561
Deferred tax expense on gain on sale of real estate and land	—	—	(4,410)
Gain on remeasurement of co-investment	1,253	88,641	—
Net income	413,599	458,043	438,410
Net income attributable to noncontrolling interest	(23,446)	(24,984)	(23,431)
Net income attributable to controlling interest	390,153	433,059	414,979
Dividends to preferred stockholders	—	—	(1,314)
Excess of redemption value of preferred stock over the carrying value	—	—	(2,541)
Net income available to common stockholders	$390,153	$433,059	$411,124
Per share data:
Basic:
Net income available to common stockholders	$5.91	$6.58	$6.28
Weighted average number of shares outstanding during the year	66,041,058	65,829,155	65,471,540
Diluted:
Net income available to common stockholders	$5.90	$6.57	$6.27
Weighted average number of shares outstanding during the year	66,085,089	65,898,255	65,587,816

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Net income	$413,599	$458,043	$438,410
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	7,824	12,744	15,926
Changes in fair value of marketable debt securities, net	(118)	3,284	(828)
Reversal of unrealized gains upon the sale of marketable debt securities	13	(1,909)	(4,848)
Total other comprehensive income	7,719	14,119	10,250
Comprehensive income	421,318	472,162	448,660
Comprehensive income attributable to noncontrolling interest	(23,702)	(25,451)	(23,768)
Comprehensive income attributable to controlling interest	$397,616	$446,711	$424,892

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2018, 2017 and 2016
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2015	2,950	$73,750	65,379	$6	$7,003,317	$(797,329)	$(42,011)	$99,290	$6,337,023
Net income	—	—	—	—	—	414,979	—	23,431	438,410
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(4,689)	(159)	(4,848)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	15,403	523	15,926
Change in fair value of marketable securities, net	—	—	—	—	—	—	(801)	(27)	(828)
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	140	—	18,949	—	—	—	18,949
Sale of common stock, net	—	—	—	—	(384)	—	—	—	(384)
Equity based compensation costs	—	—	—	—	8,246	—	—	2,653	10,899
Redemption of Series H preferred stock	(2,950)	(73,750)	—	—	2,541	(2,541)	—	—	(73,750)
Retirement of common stock, net	—	—	(5)	—	(1,045)	—	—	—	(1,045)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	172	—	—	596	768
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(25,854)	(25,854)
Redemptions of noncontrolling interest	—	—	14	—	(2,117)	—	—	(394)	(2,511)
Preferred stock dividends ($0.45 per share)	—	—	—	—	—	(1,314)	—	—	(1,314)
Common stock dividends ($6.40 per share)	—	—	—	—	—	(419,204)	—	—	(419,204)
Balances at December 31, 2016	—	$—	65,528	$6	$7,029,679	$(805,409)	$(32,098)	$100,059	$6,292,237
Net income	—	—	—	—	—	433,059	—	24,984	458,043
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(1,846)	(63)	(1,909)

Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	12,322	422	12,744
Change in fair value of marketable securities, net	—	—	—	—	—	—	3,176	108	3,284
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	179	—	26,635	—	—	—	26,635
Sale of common stock, net	—	—	345	1	89,054	—	—	—	89,055
Equity based compensation costs	—	—	—	—	9,529	—	—	1,773	11,302
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(136)	—	—	71	(65)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(27,051)	(27,051)
Redemptions of noncontrolling interest	—	—	2	—	(25,190)	—	—	(3,390)	(28,580)
Common stock dividends ($7.00 per share)	—	—	—	—	—	(461,376)	—	—	(461,376)
Balances at December 31, 2017	—	$—	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	—	—	390,153	—	23,446	413,599
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	—	—	13	—	13
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	7,564	260	7,824
Change in fair value of marketable debt securities, net	—	—	—	—	—	—	(114)	(4)	(118)
Issuance of common stock under:	—	—	—	—	—	—	—	—	—
Stock option and restricted stock plans, net	—	—	41	—	6,213	—	—	—	6,213
Sale of common stock, net	—	—	—	—	(919)	—	—	—	(919)
Equity based compensation costs	—	—	—	—	11,651	—	—	1,200	12,851
Retirement of common stock, net	—	—	(210)	—	(51,233)	—	—	—	(51,233)
Cumulative effect upon adoption of ASU No. 2016-01	—	—	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	—	—	—	—	119,651	—	4,057	123,708

Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(1,143)	—	—	(21)	(1,164)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	—	—	7,919	7,919
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(29,233)	(29,233)
Redemptions of noncontrolling interest	—	—	5	—	(1,061)	—	—	(272)	(1,333)
Common stock dividends ($7.44 per share)	—	—	—	—	—	(491,108)	—	—	(491,108)
Balances at December 31, 2018	—	$—	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$413,599	$458,043	$438,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479,884	468,881	441,682
Amortization of discount on marketable securities	(17,637)	(15,119)	(14,211)
Amortization of (premium) discount and financing costs, net	(2,587)	(5,948)	(15,234)
Gain on sale of marketable securities	(737)	(1,909)	(5,719)
Unrealized gain on equity securities recognized through income	5,159	—	—
Company's share of gain on the sales of co-investments	(10,569)	(44,837)	(13,046)
Earnings from co-investments	(78,563)	(41,608)	(35,652)
Operating distributions from co-investments	99,593	76,764	60,472
Accrued interest from notes and other receivables	(5,436)	(4,030)	(302)
Gain on the sale of real estate and land	(61,861)	(26,423)	(154,561)
Equity-based compensation	7,135	9,286	9,811
Loss on early retirement of debt, net	—	1,796	606
Gain on remeasurement of co-investment	(1,253)	(88,641)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(1,203)	(3,004)	2,730
Accounts payable and accrued liabilities	(145)	(13,474)	2,302
Other liabilities	1,175	(170)	(496)
Net cash provided by operating activities	826,554	769,607	716,792
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(15,311)	(206,194)	(315,632)
Redevelopment	(73,000)	(69,928)	(83,927)
Development acquisitions of and additions to real estate under development	(182,772)	(137,733)	(75,367)
Capital expenditures on rental properties	(81,684)	(72,812)	(64,769)
Acquisition of membership interest in co-investments	—	—	—
Investments in notes receivable	—	(106,461)	(24,070)
Collections of notes and other receivables	29,500	55,000	4,070
Proceeds from insurance for property losses	1,408	648	5,543
Proceeds from dispositions of real estate	347,587	132,039	239,289
Contributions to co-investments	(162,437)	(293,363)	(183,989)
Changes in refundable deposits	(414)	837	(2,129)
Purchases of marketable securities	(37,952)	(67,893)	(18,779)
Sales and maturities of marketable securities	31,521	35,481	30,458
Non-operating distributions from co-investments	83,661	162,439	76,231
Net cash used in investing activities	(59,893)	(567,940)	(413,071)
Cash flows from financing activities:

Proceeds from unsecured debt and mortgage notes	298,773	597,981	669,282
Payments on unsecured debt and mortgage notes	(230,398)	(561,160)	(532,020)
Proceeds from lines of credit	742,961	982,246	596,106
Repayments of lines of credit	(921,961)	(928,246)	(486,106)
Repayment of cumulative redeemable preferred stock	—	—	(73,750)
Retirement of common stock	(51,233)	—	(1,045)
Additions to deferred charges	(4,250)	(4,108)	(7,926)
Payments related to debt prepayment penalties	—	(1,630)	(215)
Net proceeds from issuance of common stock	(919)	89,055	(384)
Net proceeds from stock options exercised	6,213	26,635	18,949
Payments related to tax withholding for share-based compensation	(869)	(316)	(386)
Distributions to noncontrolling interest	(29,050)	(26,552)	(25,334)
Redemption of noncontrolling interest	(1,333)	(28,580)	(2,511)
Redemption of redeemable noncontrolling interest	(144)	(5,543)	—
Common and preferred stock dividends paid	(484,182)	(450,625)	(411,134)
Net cash used in financing activities	(676,392)	(310,843)	(256,474)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	90,269	(109,176)	47,247
Unrestricted and restricted cash and cash equivalents at beginning of period	61,126	170,302	123,055
Unrestricted and restricted cash and cash equivalents at end of period	$151,395	$61,126	$170,302

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$203,803	$212,163	$203,743
Interest capitalized	$18,708	$13,860	$12,486

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$7,919	$—	$—
Issuance of DownREIT limited partnership units in connection with acquisition of real estate	$—	$22,506	$—
Transfers between real estate under development to rental properties, net	$100,415	$2,413	$104,159
Transfer from real estate under development to co-investments	$853	$5,075	$9,919
Reclassifications to (from) redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$1,165	$65	$(768)
Redemption of redeemable noncontrolling interest via reduction of note receivable	$4,751	$—	$—
Debt assumed in connection with acquisition	$45,804	$51,882	$48,832
Debt deconsolidated in connection with BEX II transaction	$—	$—	$20,195
Repayment of mortgage note from new financing proceeds	$52,000	$—	$—

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017
(Dollars in thousands, except per unit amounts)

	2018	2017
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,701,356	$2,719,064
Buildings and improvements	10,664,745	10,643,009
	13,366,101	13,362,073
Less: accumulated depreciation	(3,209,548)	(2,769,297)
	10,156,553	10,592,776
Real estate under development	454,629	355,735
Co-investments	1,300,140	1,155,984
	11,911,322	12,104,495
Cash and cash equivalents-unrestricted	134,465	44,620
Cash and cash equivalents-restricted	16,930	16,506
Marketable securities	209,545	190,004
Notes and other receivables (related party receivables of $11.1 million and $41.2 million as of December 31, 2018 and December 31, 2017, respectively)	71,895	100,926
Prepaid expenses and other assets	39,439	39,155
Total assets	$12,383,596	$12,495,706
LIABILITIES AND CAPITAL
Unsecured debt, net	$3,799,316	$3,501,709
Mortgage notes payable, net	1,806,626	2,008,417
Lines of credit	—	179,000
Accounts payable and accrued liabilities	127,086	127,501
Construction payable	59,345	51,770
Distributions payable	128,529	121,420
Distributions in excess of investments in co-investments	—	36,726
Other liabilities	33,375	33,132
Total liabilities	5,954,277	6,059,675
Commitments and contingencies
Redeemable noncontrolling interest	35,475	39,206
Capital:
General Partner:
Common equity (65,890,322 and 66,054,399 units issued and outstanding, respectively)	6,280,290	6,295,852
	6,280,290	6,295,852
Limited Partners:
Common equity (2,305,389 and 2,268,114 units issued and outstanding, respectively)	59,061	49,792
Accumulated other comprehensive loss	(9,738)	(15,229)
Total partners' capital	6,329,613	6,330,415
Noncontrolling interest	64,231	66,410
Total capital	6,393,844	6,396,825
Total liabilities and capital	$12,383,596	$12,495,706

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2018, 2017, and 2016
(Dollars in thousands, except per unit and unit amounts)

	2018	2017	2016
Revenues:
Rental and other property	$1,390,870	$1,354,325	$1,285,723
Management and other fees from affiliates	9,183	9,574	8,278
	1,400,053	1,363,899	1,294,001
Expenses:
Property operating, excluding real estate taxes	233,809	229,076	219,655
Real estate taxes	151,525	146,310	139,162
Corporate-level property management expenses	31,062	30,156	30,110
Depreciation and amortization	479,884	468,881	441,682
General and administrative	53,451	41,385	40,751
Expensed acquisition and investment related costs	194	1,569	1,841
	949,925	917,377	873,201
Earnings from operations	450,128	446,522	420,800
Interest expense	(220,492)	(222,894)	(219,654)
Total return swap income	8,707	10,098	11,716
Interest and other income	23,010	24,604	27,305
Equity income from co-investments	89,132	86,445	48,698
Loss on early retirement of debt	—	(1,796)	(606)
Gain on sale of real estate and land	61,861	26,423	154,561
Deferred tax expense on gain on sale of real estate and land	—	—	(4,410)
Gain on remeasurement of co-investment	1,253	88,641	—
Net income	413,599	458,043	438,410
Net income attributable to noncontrolling interest	(9,994)	(10,159)	(9,342)
Net income attributable to controlling interest	403,605	447,884	429,068
Preferred interest distributions	—	—	(1,314)
Excess of redemption value of preferred units over the carrying value	—	—	(2,541)
Net income available to common unitholders	$403,605	$447,884	$425,213
Per unit data:
Basic:
Net income available to common unitholders	$5.91	$6.58	$6.28
Weighted average number of common units outstanding during the year	68,315,999	68,081,730	67,695,640
Diluted:
Net income available to common unitholders	$5.90	$6.57	$6.27
Weighted average number of common units outstanding during the year	68,360,030	68,150,830	67,811,916

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016
Net income	$413,599	$458,043	$438,410
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	7,824	12,744	15,926
Changes in fair value of marketable debt securities, net	(118)	3,284	(828)
Reversal of unrealized gains upon the sale of marketable debt securities	13	(1,909)	(4,848)
Total other comprehensive income	7,719	14,119	10,250
Comprehensive income	421,318	472,162	448,660
Comprehensive income attributable to noncontrolling interest	(9,994)	(10,159)	(9,342)
Comprehensive income attributable to controlling interest	$411,324	$462,003	$439,318

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2018, 2017, and 2016
(Dollars and units in thousands)

	General Partner			Limited Partners		Accumulated
			Preferred			other
	Common Equity		Equity	Common Equity		comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	loss, net	Interest	Total
Balances at December 31, 2015	65,379	$6,208,535	$71,209	2,215	$47,235	$(39,598)	$49,642	$6,337,023
Net income	—	411,124	3,855	—	14,089	—	9,342	438,410
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	(4,848)	—	(4,848)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	15,926	—	15,926
Change in fair value of marketable securities, net	—	—	—	—	—	(828)	—	(828)
Issuance of common stock under:
General partner's stock based compensation, net	140	18,949	—	—	—	—	—	18,949
Sale of common stock by general partner, net	—	(384)	—	—	—	—	—	(384)
Equity based compensation costs	—	8,246	—	37	2,653	—	—	10,899
Redemption of Series H preferred units	—	—	(73,750)	—	—	—	—	(73,750)
Retirement of common units, net	(5)	(1,045)	—	—	—	—	—	(1,045)
Changes in the redemption value of redeemable noncontrolling interest	—	172	—	—	—	—	596	768
Distributions to noncontrolling interest	—	—	—	—	—	—	(11,296)	(11,296)
Redemptions	14	(2,117)	—	(15)	17	—	(411)	(2,511)
Preferred equity dividends ($0.45 per unit)	—	—	(1,314)	—	—	—	—	(1,314)
Distributions declared ($6.40 per unit)	—	(419,204)	—	—	(14,558)	—	—	(433,762)
Balances at December 31, 2016	65,528	$6,224,276	$—	2,237	$49,436	$(29,348)	$47,873	$6,292,237
Net income	—	433,059	—	—	14,825	—	10,159	458,043
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	(1,909)	—	(1,909)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	12,744	—	12,744

Change in fair value of marketable securities, net	—	—	—	—	—	3,284	—	3,284
Issuance of common stock under:
General partner's stock based compensation, net	179	26,635	—	—	—	—	—	26,635
Sale of common stock by general partner, net	345	89,055	—	—	—	—	—	89,055
Equity based compensation costs	—	9,529	—	33	1,773	—	—	11,302
Changes in the redemption value of redeemable noncontrolling interest	—	(136)	—	—	136	—	(65)	(65)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	—	(11,078)	(11,078)
Redemptions	2	(25,190)	—	(2)	(405)	—	(2,985)	(28,580)
Distributions declared ($7.00 per unit)	—	(461,376)	—	—	(15,973)	—	—	(477,349)
Balances at December 31, 2017	66,054	$6,295,852	$—	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	390,153	—	—	13,452	—	9,994	413,599
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	—	13	—	13
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	7,824	—	7,824
Change in fair value of marketable debt securities, net	—	—	—	—	—	(118)	—	(118)
Issuance of common stock under:
General partner's stock based compensation, net	41	6,213	—	—	—	—	—	6,213
Sale of common stock by general partner, net	—	(919)	—	—	—	—	—	(919)
Equity based compensation costs	—	11,651	—	11	1,200	—	—	12,851
Retirement of common units, net	(210)	(51,233)	—	—	—	—	—	(51,233)
Cumulative effect upon adoption of ASU No. 2016-01	—	2,234	—	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	119,651	—	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(1,143)	—	—	(89)	—	68	(1,164)
Changes in noncontrolling interest from acquisition	—	—	—	31	7,919	—	—	7,919

Distributions to noncontrolling interest	—	—	—	—	—	—	(12,174)	(12,174)
Redemptions	5	(1,061)	—	(5)	(205)	—	(67)	(1,333)
Distributions declared ($7.44 per unit)	—	(491,108)	—	—	(17,059)	—	—	(508,167)
Balances at December 31, 2018	65,890	$6,280,290	$—	2,305	$59,061	$(9,738)	$64,231	$6,393,844

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$413,599	$458,043	$438,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479,884	468,881	441,682
Amortization of discount on marketable securities	(17,637)	(15,119)	(14,211)
Amortization of (premium) discount and debt financing costs, net	(2,587)	(5,948)	(15,234)
Gain on sale of marketable securities	(737)	(1,909)	(5,719)
Unrealized gain on equity securities recognized through income	5,159	—	—
Company's share of gain on the sales of co-investments	(10,569)	(44,837)	(13,046)
Earnings from co-investments	(78,563)	(41,608)	(35,652)
Operating distributions from co-investments	99,593	76,764	60,472
Accrued interest from notes and other receivables	(5,436)	(4,030)	(302)
Gain on the sale of real estate and land	(61,861)	(26,423)	(154,561)
Equity-based compensation	7,135	9,286	9,811
Loss on early retirement of debt, net	—	1,796	606
Gain on remeasurement of co-investment	(1,253)	(88,641)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(1,203)	(3,004)	2,730
Accounts payable and accrued liabilities	(145)	(13,474)	2,302
Other liabilities	1,175	(170)	(496)
Net cash provided by operating activities	826,554	769,607	716,792
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(15,311)	(206,194)	(315,632)
Redevelopment	(73,000)	(69,928)	(83,927)
Development acquisitions of and additions to real estate under development	(182,772)	(137,733)	(75,367)
Capital expenditures on rental properties	(81,684)	(72,812)	(64,769)
Investments in notes receivable	—	(106,461)	(24,070)
Collections of notes and other receivables	29,500	55,000	4,070
Proceeds from insurance for property losses	1,408	648	5,543
Proceeds from dispositions of real estate	347,587	132,039	239,289
Contributions to co-investments	(162,437)	(293,363)	(183,989)
Changes in refundable deposits	(414)	837	(2,129)
Purchases of marketable securities	(37,952)	(67,893)	(18,779)
Sales and maturities of marketable securities	31,521	35,481	30,458
Non-operating distributions from co-investments	83,661	162,439	76,231
Net cash used in investing activities	(59,893)	(567,940)	(413,071)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	298,773	597,981	669,282

Payments on unsecured debt and mortgage notes	(230,398)	(561,160)	(532,020)
Proceeds from lines of credit	742,961	982,246	596,106
Repayments of lines of credit	(921,961)	(928,246)	(486,106)
Repayment of cumulative redeemable preferred stock	—	—	(73,750)
Retirement of common stock	(51,233)	—	(1,045)
Additions to deferred charges	(4,250)	(4,108)	(7,926)
Payments related to debt prepayment penalties	—	(1,630)	(215)
Net proceeds from issuance of common units	(919)	89,055	(384)
Net proceeds from stock options exercised	6,213	26,635	18,949
Payments related to tax withholding for share-based compensation	(869)	(316)	(386)
Distributions to noncontrolling interest	(8,518)	(7,752)	(6,960)
Redemption of noncontrolling interests	(1,333)	(28,580)	(2,511)
Redemption of redeemable noncontrolling interests	(144)	(5,543)	—
Common and preferred units and preferred interests distributions paid	(504,714)	(469,425)	(429,508)
Net cash used in financing activities	(676,392)	(310,843)	(256,474)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	90,269	(109,176)	47,247
Unrestricted and restricted cash and cash equivalents at beginning of period	61,126	170,302	123,055
Unrestricted and restricted cash and cash equivalents at end of period	$151,395	$61,126	$170,302

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$203,803	$212,163	$203,743
Interest capitalized	$18,708	$13,860	$12,486

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$7,919	$—	$—
Issuance of DownREIT limited partnership units in connection with acquisition of real estate	$—	$22,506	$—
Transfers between real estate under development to rental properties, net	$100,415	$2,413	$104,159
Transfer from real estate under development to co-investments	$853	$5,075	$9,919
Reclassifications to (from) redeemable noncontrolling interest to or from additional paid in capital and noncontrolling interest	$1,165	$65	$(768)
Redemption of redeemable noncontrolling interest via reduction of note receivable	$4,751	$—	$—
Debt assumed in connection with acquisition	$45,804	$51,882	$48,832
Debt deconsolidated in connection with BEX II transaction	$—	$—	$20,195
Repayment of mortgage note from new financing proceeds	$52,000	$—	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. ("Essex" or the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the "Operating Partnership," which holds the operating assets of the Company). Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

Essex is the sole general partner in the Operating Partnership with a 96.6% general partner interest and the limited partners owned a 3.4% interest as of December 31, 2018. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units outstanding were 2,305,389 and 2,268,114 as of December 31, 2018 and 2017, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $565.3 million and $547.5 million, as of December 31, 2018 and 2017, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2018, the Company owned or had ownership interests in 245 operating apartment communities, aggregating 59,661 apartment homes, excluding the Company's ownership in preferred interest co-investments, loan investments, one operating commercial building, and six active developments. The Communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accounts of the Company, its controlled subsidiaries and the variable interest entities ("VIEs") in which it is the primary beneficiary are consolidated in the accompanying financial statements and prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to conform to the current year’s presentation, including the reclassification of corporate-level property management expenses out of property operating, excluding real estate taxes to its own line item on the Company's consolidated statements of income and comprehensive income. $13.2 million has been reclassified out of other assets and into buildings and improvements on the Company's consolidated balance sheets as of December 31, 2017. Such reclassifications had no net effect on previously reported financial results.

Noncontrolling interest includes the 3.4% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2018 and 2017. These percentages include the Operating Partnership’s vested long term incentive plan units (see Note 13).

(b) Accounting Pronouncements Adopted in the Current Year

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers." The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The Company adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective approach. See Note 4, Revenues, for further details.

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
December 31, 2018, 2017, and 2016

the Company. Furthermore, as a result of the adoption of this standard, the Company will recognize changes in the fair value of equity investments with readily determinable fair values through net income as opposed to comprehensive income.

In August 2016, the FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which requires entities to adhere to a uniform classification and presentation of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues.The Company adopted ASU No. 2016-15 as of January 1, 2018 using the retrospective transition method. This amendment did not have a material impact on the Company's consolidated results of operations or financial position.

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

In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets", which adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. The Company adopted ASU No. 2017-05 concurrently with the adoption of ASU No. 2014-09 "Revenue from Contracts with Customers" as of January 1, 2018 using the modified retrospective method by applying a cumulative effect adjustment to retained earnings and partners' capital of $123.7 million representing the partial sale of its membership interest in BEX II, LLC ("BEX II") during the fourth quarter of 2016.

(c) Recent Accounting Pronouncements

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

The Company expects that its residential and commercial leases, where it is the lessor, will continue to be accounted for as operating leases under the new standard. In July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvements," which includes a practical expedient that allows lessors to not separate nonlease components from the associated lease component. This provides the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component, if certain requirements are met. The Company expects to elect this practical expedient, which would result in minimum rents and expense recoveries being presented as a single rental revenue line item in the consolidated statement of income and comprehensive income.

For leases where the Company is the lessee, which includes various corporate office and ground leases, the Company will be required to recognize a right of use asset and related lease liability on its consolidated balance sheets upon adoption. The

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

Company expects that its corporate office leases, where it is the lessee, will continue to be accounted for as operating leases. The Company also expects to elect a package of practical expedients, under which the Company would not be required to reassess the classification of existing ground leases. The new standards will be effective for the Company beginning January 1, 2019 and early adoption is permitted, including adoption in an interim period. The new standard will be effective for the Company beginning January 1, 2019 and the Company estimates the adoption will result in the recognition of operating lease assets and operating lease liabilities not expected to exceed $85 million.

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

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities", which, among other things, requires entities to present the earnings effect of hedging instruments in the same income statement line item in which the earnings effect of the hedged item is reported. The new standard also adds new disclosure requirements. This new standard will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company expects to apply the new standard on January 1, 2019 and does not expect that this amendment will have a material effect on its consolidated results of operations or financial position.

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates certain disclosure requirements affecting all levels of measurements, and modifies and adds new disclosure requirements for Level 3 measurements. The new standard will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company expects to apply the new standard on January 1, 2020 and does not expect the adoption to have a material impact on the Company's consolidated results of operations or financial position.

(d) Real Estate Rental Properties

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

The Company allocates the purchase price of real estate to land and building including personal property, and identifiable intangible assets, such as the value of above, below and in-place leases. The values of the above and below market leases are

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases is $0.1 million and $0.4 million as of December 31, 2018 and 2017, respectively, and are included in prepaid expenses and other assets on the Company's consolidated balance sheets.

The Company performs the following evaluation for communities acquired:

(1)	adjust the purchase price for any fair value adjustments resulting from such things as assumed debt or contingencies;

(2)	estimate the value of the real estate "as if vacant" as of the acquisition date;

(3)	allocate that value among land and buildings including personal property;

(4)	compute the value of the difference between the "as if vacant" value and the adjusted purchase price, which will represent the total intangible assets;

(5)	compute the value of the above and below market leases and determine the associated life of the above market/below market leases;

(6)	compute the value of the in-place leases and customer relationships, if any, and the associated lives of these assets.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell. As of both December 31, 2018 and 2017, no properties were classified as held for sale. No impairment charges were recorded for the years ended December 31, 2018, 2017 or 2016.

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

(e) Co-investments

The Company owns investments in joint ventures in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with U.S. GAAP. Therefore, the Company accounts for co-investments using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses. The significant accounting policies of the Company’s co-investment entities are consistent with those of the Company in all material respects.

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the consolidated statement of income equal to the amount by which the fair value of the co-investment interest in the Company previously owned exceeds its carrying value. A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company reports investments in co-investments where accumulated distributions have exceeded the Company’s investment as distributions in excess of investments in co-investments in the accompanying consolidated balance sheets. As of December 31, 2017, the net investment of one of the Company’s co-investments was less than zero as a result of financing distributions in excess of the Company's investment in that co-investment. As a result of the Company's adoption of ASU No. 2017-05 on January 1, 2018, the carrying value of this co-investment was greater than zero as of December 31, 2018.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

(f) Revenues and Gains on Sale of Real Estate

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

Subsequent to the adoption of ASU 610-20 on January 1, 2018, the Company recognizes any gains on sales of real estate when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration.

(g) Cash, Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash balances relate primarily to reserve requirements for capital replacement at certain communities in connection with the Company’s mortgage debt.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows ($ in thousands):

	2018	2017	2016
Cash and cash equivalents - unrestricted	$134,465	$44,620	$64,921
Cash and cash equivalents - restricted	16,930	16,506	105,381
Total unrestricted and restricted cash and cash equivalents shown in the consolidated statements of cash flows	$151,395	$61,126	$170,302

(h) Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements as discussed later in Note 2). Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. There were no other than temporary impairment charges for the years ended December 31, 2018, 2017, and 2016. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statements of income and comprehensive income.

As of December 31, 2018 and 2017, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured bonds, common stock and stock funds, investments in mortgage backed securities, and investment funds that invest in U.S. treasury or agency securities. As of December 31, 2018 and 2017, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

As of December 31, 2018 and 2017 marketable securities consist of the following ($ in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Loss	Carrying Value
Equity securities:
Investment funds - debt securities	$31,934	$(568)	$31,366
Investment funds - U.S. treasuries	8,983	(31)	8,952
Common stock and stock funds	39,731	(1,671)	38,060

Debt securities:
Available for sale
Investment-grade unsecured bonds	4,125	(145)	3,980
Held to maturity:
Mortgage backed securities	127,187	—	127,187
Total - Marketable securities	$211,960	$(2,415)	$209,545

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$27,914	$(29)	$27,885
Investment funds - U.S. treasuries	10,999	(55)	10,944
Common stock and stock funds	34,329	2,973	37,302

Debt securities:
Available for sale
Investment-grade unsecured bonds	4,365	(40)	4,325
Held to maturity:
Mortgage backed securities	109,548	—	109,548
Total - Marketable securities	$187,155	$2,849	$190,004

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive loss for such securities.

For the years ended December 31, 2018, 2017 and 2016, the proceeds from sales and maturities of marketable securities totaled $31.5 million, $35.5 million and $30.5 million, respectively. For the years ended December 31, 2018, 2017 and 2016 these sales resulted in gains of $0.7 million, $1.9 million, and $5.7 million, respectively.

For the year ended December 31, 2018, the portion of equity security unrealized loss that was recognized in income totaled $5.2 million, and was included in interest and other income on the Company's consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

(i) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans and are secured by real estate. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2018 and 2017, no notes were impaired.

(j) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs as well as capitalized development and redevelopment fees totaled $18.6 million, $18.8 million and $16.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, most of which relates to development projects. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

(k) Fair Value of Financial Instruments

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

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of December 31, 2018 and 2017, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $5.0 billion and $4.9 billion at December 31, 2018 and 2017, respectively, to be $5.0 billion at both December 31, 2018 and 2017. Management has estimated the fair value of the Company’s $619.6 million and $799.2 million of variable rate debt at December 31, 2018 and 2017, respectively, to be $615.2 million and $793.9 million based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2018 and 2017 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company’s investments in mortgage backed securities had a carrying value of $127.2 million and $109.5 million, respectively. The Company estimated the fair value of investment in mortgage backed securities at December 31, 2018 and 2017 to be approximately $129.5 million and $120.7 million, respectively. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (Level 3 of the fair value hierarchy) considering

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

(l) Interest Rate Protection, Swap, and Forward Contracts

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

(m) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code (the "IRC"), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2018 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. In general, the activities and tax related provisions, assets and liabilities are not material. In 2016, a taxable REIT subsidiary sold two properties that it had acquired in 2007, resulting in the Company's recognition of a deferred income tax expense of approximately $4.4 million. On December 22, 2017 the Tax Cuts and Jobs Act ("Tax Act") was signed into law, which reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  As a result of the Tax Act, the Company remeasured its net deferred tax liabilities at December 31, 2017, accordingly a net tax benefit of $1.5 million was recorded.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

The status of cash dividends distributed for the years ended December 31, 2018, 2017, and 2016 related to common stock and Series H preferred stock are classified for tax purposes as follows:

	2018	2017	2016
Common Stock
Ordinary income	79.72%	84.04%	86.68%
Capital gain	15.35%	13.20%	7.11%
Unrecaptured section 1250 capital gain	4.93%	2.76%	6.21%
	100.00%	100.00%	100.00%

	2018	2017	2016
Series H Preferred stock
Ordinary income	—%	—%	86.68%
Capital gains	—%	—%	7.11%
Unrecaptured section 1250 capital gain	—%	—%	6.21%
	—%	—%	100.00%

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

(o) Changes in Accumulated Other Comprehensive Loss, by Component

Changes in Accumulated Other Comprehensive Loss, Net, by Component
Essex Property Trust, Inc. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gain (loss) on available for sale securities	Total
Balance at December 31, 2017	$(20,641)	$2,195	$(18,446)
Cumulative effect upon adoption of ASU No. 2016-01	—	(2,234)	(2,234)
Other comprehensive income (loss) before reclassification	15,343	(114)	15,229
Amounts reclassified from accumulated other comprehensive loss	(7,779)	13	(7,766)
Other comprehensive income	7,564	(2,335)	5,229
Balance at December 31, 2018	$(13,077)	$(140)	$(13,217)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

Changes in Accumulated Other Comprehensive Loss, by Component
Essex Portfolio, L.P. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gain (loss) on available for sale securities	Total
Balance at December 31, 2017	$(17,417)	$2,188	$(15,229)
Cumulative effect upon adoption of ASU No. 2016-01	—	(2,228)	(2,228)
Other comprehensive income (loss) before reclassification	15,871	(118)	15,753
Amounts reclassified from accumulated other comprehensive loss	(8,047)	13	(8,034)
Other comprehensive income	7,824	(2,333)	5,491
Balance at December 31, 2018	$(9,593)	$(145)	$(9,738)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the consolidated statements of income. Realized gains and losses on available for sale debt securities are included in interest and other income on the consolidated statements of income and comprehensive income.

(p) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $35.5 million and $39.2 million as of December 31, 2018 and 2017, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Balance at January 1,	$39,206	$44,684	$45,452
Reclassifications due to change in redemption value and other	1,164	65	(768)
Redemptions	(4,895)	(5,543)	—
Balance at December 31,	$35,475	$39,206	$44,684

(q) Accounting Estimates

The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, and its notes receivable. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

(r) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidates the Operating Partnership and 16 DownREIT limited partnerships (comprising eight communities), and eight co-investments as of December 31, 2018. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $849.8 million and $261.7 million, respectively, as of December 31, 2018, and $837.7 million and $265.5 million, respectively,

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

as of December 31, 2017. Noncontrolling interests in these entities were $64.5 million and $66.7 million as of December 31, 2018 and 2017, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE.

The DownREIT VIEs collectively own eight apartment communities in which Essex Management Company ("EMC") is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. Total DownREIT limited partnership units outstanding were 912,269 and 917,593 as of December 31, 2018 and 2017 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $223.7 million and $221.5 million, as of December 31, 2018 and 2017, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $35.5 million and $39.2 million as of December 31, 2018 and 2017, respectively. Of these amounts, $14.5 million and $13.6 million as of December 31, 2018 and 2017, respectively, represent units of limited partners' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT limited partnership units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner's right to redeem their units as of the balance sheet date. The carrying value of DownREIT limited partnership units as to which it is within the control of the Company to redeem the units with its common stock was $32.4 million as of both December 31, 2018 and 2017, and is classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2018 and 2017, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(s) Discontinued Operations

The Company determined that the disposals during the years ended December 31, 2018, 2017 and 2016 were not considered discontinued operations in accordance with ASU 2014-08. The gains related to these disposals are recorded in gain on sale of real estate and land in the consolidated statements of income.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2018, the Company purchased a partial interest in one community consisting of 166 apartment homes for $35.4 million. The table below summarizes acquisition activity for the year ended December 31, 2018 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2018	Purchase Price
Marquis(1)	San Jose, CA	166	100%	Q4	$35.4
Total 2018		166			$35.4

(1)
In December 2018, the Company purchased the joint venture partner's 49.9% membership interest in the Marquis co-investment. As part of the acquisition, the Company paid $4.7 million in cash and issued Operating Partnership units valued at $7.9 million, based on an estimated property valuation of $71.0 million and an encumbrance of $45.8 million of mortgage debt.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

The consolidated fair value of the acquisition listed above was included on the Company's consolidated balance sheet as follows: $20.5 million was included in land and land improvements, $47.8 million was included in buildings and improvements, and $2.7 million was included in prepaid expenses and other assets and liabilities, within the Company's consolidated balance sheets.

For the year ended December 31, 2017, the Company purchased two communities consisting of 1,328 apartment homes for $273.0 million.

(b) Sales of Real Estate Investments

For the year ended December 31, 2018, the Company sold two communities consisting of 669 apartment homes for $352.0 million resulting in gains totaling $61.9 million. The table below summarizes disposition activity of operating communities for the year ended December 31, 2018 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2018	Sales Price	Gains
Domain	San Diego, CA	379	100%	EPLP	Q2	$132.0	$22.3
8th & Hope	Los Angeles, CA	290	100%	EPLP	Q4	220.0	39.6
Total 2018		669				$352.0	$61.9
During 2017, the Company sold one community consisting of 270 apartment homes for $132.5 million resulting in a gain of $26.2 million, which is included in the line item gain on sale of real estate and land in the Company's consolidated statement of income.

During 2016, the Company sold three communities, consisting of 323 apartment homes, for $80.8 million resulting in gains totaling $14.0 million, net of $4.4 million deferred tax on gain on sale of real estate.

In January 2016, the Company sold its former headquarters office building, located in Palo Alto, CA, for gross proceeds of $18.0 million, resulting in a gain of $9.6 million, which is included in the line item gain on sale of real estate and land in the Company's consolidated statement of income.

(c) Real Estate Assets Held for Sale, net

As of December 31, 2018 and 2017, the Company had no assets classified as held for sale.

(d) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments own, operate, and develop apartment communities.

In March 2018, the BEXAEW joint venture operating agreement was amended, and the joint venture was extended. Under the amendment, the Company received a cash payment for co-investment promote income of $20.5 million, which is included in equity income from co-investments on the consolidated statements of income and comprehensive income.

In October 2018, Wesco V acquired Meridian at Midtown, a 218 apartment home community located in San Jose, CA, for a total contract price of $104.0 million. In connection with this acquisition, Wesco V assumed $69.9 million of mortgage debt, with an effective interest rate of 4.50% and a maturity date of March 2026. The Company previously had a preferred equity investment in this apartment home community, which was fully redeemed in August 2015.

In November 2018, BEXAEW sold Enclave at Town Square, a 124 apartment home community located in Chino Hills, CA, for $30.5 million, which resulted in a gain of $5.4 million for the Company, recorded in the consolidated statement of income as equity income from co-investments. BEXAEW used $16.1 million of the proceeds to repay the loan on the property.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

In November 2018, Wesco III sold The Summit, a 125 apartment home community located in Chino Hills, CA, for $34.8 million, which resulted in a gain of $5.2 million for the Company, recorded in the consolidated statement of income as equity income from co-investments. Wesco III used $15.6 million of the proceeds to repay the loan on the property.

In December 2018, the Company purchased its joint venture partner's 49.9% interest in the Marquis co-investment, for a contract price of $35.4 million. Prior to the purchase, an approximately $45.8 million mortgage encumbered the property. Marquis has 166 apartment homes and is located in San Jose, CA. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $1.3 million upon consolidation.

The carrying values of the Company’s co-investments as of December 31, 2018 and 2017 are as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership	December 31,
	Percentage (1)	2018	2017
Ownership interest in:
CPPIB	54%	$482,507	$500,287
Wesco I, Wesco III, Wesco IV, and Wesco V	52%	194,890	214,408
BEXAEW, BEX II and BEX III (2)	50%	121,780	13,827
Other	51%	34,093	51,810
Total operating and other co-investments, net		833,270	780,332
Total pre-development and development co-investments	50%	94,060	73,770
Total preferred interest co-investments (includes related party investments of $51.8 million and $15.7 million as of December 31, 2018 and December 31, 2017, respectively - FN 6 - Related Party Transactions for further discussion)		372,810	265,156
Total co-investments, net		$1,300,140	$1,119,258

(1)	Weighted average Essex ownership percentages are as of December 31, 2018.

(2)	As of December 31, 2017, the Company's investment in BEX II was classified as a liability of $36.7 million.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2018	2017
Combined balance sheets: (1)
Rental properties and real estate under development	$4,367,987	$3,722,778
Other assets	104,119	110,333
Total assets	$4,472,106	$3,833,111
Debt	$2,190,764	$1,705,051
Other liabilities	106,316	45,515
Equity	2,175,026	2,082,545
Total liabilities and equity	$4,472,106	$3,833,111
Company's share of equity	$1,300,140	$1,155,984

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

	Years ended December 31,
	2018	2017	2016
Combined statements of income: (1)
Property revenues	$332,164	$312,841	$289,011
Property operating expenses	(107,584)	(110,583)	(99,637)
Net operating income	224,580	202,258	189,374
Gain on sale of real estate	24,218	90,663	28,291
Interest expense	(63,913)	(62,844)	(46,894)
General and administrative	(6,379)	(9,091)	(7,448)
Depreciation and amortization	(126,485)	(118,048)	(103,986)
Net income	$52,021	$102,938	$59,337
Company's share of net income (2)	$89,132	$86,445	$48,698

(1)	Includes preferred equity investments held by the Company.

(2)
Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.0 million, $1.9 million, and $3.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Operating Co-investments

As of December 31, 2018 and 2017, the Company, through several joint ventures, owned 10,613 and 10,810 apartment homes, respectively, in operating communities. The Company’s book value of these co-investments was $833.3 million and $780.3 million at December 31, 2018 and 2017, respectively.

Pre-Development and Development Co-investments

As of both December 31, 2018 and 2017, the Company, through several joint ventures, owned 814 apartment homes in pre-development and development communities. The Company’s book value of these co-investments was $94.1 million and $73.8 million at December 31, 2018 and 2017, respectively.

In 2017, the Company entered into a joint venture to develop Ohlone, a multifamily community comprised of 269 apartment homes located in San Jose, CA. The Company has a 50% ownership interest in the development which has a projected total cost of $136.0 million. Construction began in the third quarter of 2017 and the community is expected to open in the fourth quarter of 2019. The Company has also committed to a $28.9 million preferred equity investment in the project, which accrues an annualized preferred return of 10.0% and matures in 2020.

In 2015, the Company entered into a joint venture to develop 500 Folsom, a multifamily community comprised of 545 apartment homes located in San Francisco, CA. The Company has a 50% ownership interest in the development which has a projected total cost of $415.0 million. Construction began in the fourth quarter of 2015 and the property is projected to open in the third quarter of 2019.

Preferred Equity Investments

As of December 31, 2018 and 2017, the Company held preferred equity investment interests in several joint ventures which own real estate. The Company’s book value of these preferred equity investments was $372.8 million and $265.2 million at December 31, 2018 and 2017, respectively, and is included in the co-investments line in the accompanying consolidated balance sheets.
During 2018, the Company made commitments to fund $45.1 million preferred equity investment in two preferred equity investments, in which the sponsors include a related party. See Note 6, Related Party Transactions, for additional details. The investments have initial returns ranging from 10.25%-12.0%, with maturities ranging from May 2023 to April 2024. As of

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

December 31, 2018, the Company had funded $39.6 million of the $45.1 million commitment. The remaining committed amount will be funded if and when requested by the sponsors.

During 2017, the Company made commitments to fund $153.8 million in eight preferred equity investments. These investments have initial accrued preferred returns ranging from 9.5%-11.3%, with maturities ranging from March 2020 to August 2024. As of December 31, 2018, the Company had funded $151.8 million of the $153.8 million commitment.

In January 2018, the Company received cash of $2.4 million for the full redemption of a preferred equity investment in a co-investment that holds property in Seattle, WA.

In June 2018, the Company received cash of $26.5 million for the full redemption of a preferred equity investment in an entity that holds property in Seattle, WA. The Company recognized a gain of $1.6 million as a result of this early redemption, which is included in equity income from co-investments in the consolidated statements of income and comprehensive income.

In October 2018, the Company received cash of $5.0 million for the full redemption of a related party preferred equity investment in a co-investment that holds property in Los Angeles, CA.

(e) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2018, the Company's development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development and various predevelopment projects, aggregating 1,861 apartment homes, with total incurred costs of $0.8 billion.

(4) Revenues

On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" using a modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with the old revenue recognition standard.

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

The Company also generates other property-related revenue associated with the leasing of apartment homes, including storage income, pet rent, and other miscellaneous revenue. Similar to rental income, such revenues are recorded when due from tenants and recognized monthly as they are earned.

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
December 31, 2018, 2017, and 2016

management fee calculated and earned for that month or quarter. The contract will contain a description of the service and the fee percentage for management services. Payments from such services are one month or one quarter in arrears of the service performed.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	2018	2017	2016
Rental	$1,296,435	$1,263,476	$1,201,995
Other property leasing revenue	94,435	90,849	83,728
Management and other fees from affiliates	9,183	9,574	8,278
Total revenues	$1,400,053	$1,363,899	$1,294,001

The following table presents the Company’s rental and other property-leasing revenues disaggregated by geographic operating segment ($ in thousands):

	2018	2017	2016
Southern California	$592,281	$574,552	$540,000
Northern California	522,561	505,313	453,140
Seattle Metro	236,525	229,871	217,259
Other real estate assets (1)	39,503	44,589	75,324
Total rental and other property leasing revenues	$1,390,870	$1,354,325	$1,285,723

(1) Other real estate assets consists of revenue generated from retail space, commercial properties, held for sale properties, and disposition properties. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property-leasing revenues disaggregated by current property category status ($ in thousands):

	2018	2017	2016
Same-property (1)	$1,279,640	$1,244,743	$1,185,685
Acquisitions (2)	42,481	39,289	—
Development (3)	2,713	—	—
Redevelopment	20,345	19,641	18,737
Non-residential/other, net (4)	45,691	50,652	81,301
Total rental and other property leasing revenues	$1,390,870	$1,354,325	$1,285,723

(1) Stabilized properties consolidated by the Company for the years ended December 31, 2018, 2017 and 2016.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $6.2 million and $9.3 million as of December 31, 2018 and December 31, 2017, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the year ended December 31, 2018 that was included in the December 31, 2017 deferred revenue balance was $3.1 million, which was included in interest and other income within the consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition accounting standard. As of December 31, 2018, the Company had $6.2 million of remaining performance obligations. The Company expects to recognize approximately 37% of these remaining performance obligations in 2019, an additional 24% through 2021, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

(5) Notes and Other Receivables

Notes and loan investment receivables, secured by real estate, and other receivables consist of the following as of December 31, 2018 and 2017 ($ in thousands):

	2018	2017
Notes receivable, secured, bearing interest at 10.00%, due May 2021	15,226	13,762
Note receivable, secured, bearing interest at 10.75%, due September 2020	32,650	29,318
Related party note receivable, secured, bearing interest at 9.50%, due October 2019 (1)	6,618	6,656
Related party note receivable, secured, bearing interest at 3.50%, due March 2018 (1)	—	29,500
Notes and other receivables from affiliates (2)	4,457	5,061
Other receivables	12,944	16,629
Total notes and receivables	$71,895	$100,926

(1)	See Note 6, Related Party Transactions, for additional details.

(2)
These amounts consist of short-term loans outstanding and due from various joint ventures as of December 31, 2018 and 2017, respectively. See Note 6, Related Party Transactions, for additional details.

In November 2018, the Company made a commitment to fund a $12.5 million mezzanine loan in a multifamily community located in Vista, CA, with a 9.9% interest rate and an initial maturity date of November 2021, with options to extend for up to two years. As of December 31, 2018, the Company had not funded any of this commitment.

(6) Related Party Transactions

The Company has adopted written related party transaction guidelines that are intended to cover transactions in which the Company (including entities it controls) is a party and in which any "related person" has a direct or indirect interest. A "related person" means any person who is or was (since the beginning of the last fiscal year) a Company director, director nominee, or executive officer, any beneficial owner of more than 5% of the Company’s outstanding common stock, and any immediate family member of any of the foregoing persons. A related person may be considered to have an indirect interest in a transaction if he or she (i) is an owner, director, officer or employee of or otherwise associated with another company that is engaging in a transaction with the Company, or (ii) otherwise, through one or more entities or arrangements, has an indirect financial interest in or personal benefit from the transaction.

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013. For the year ended December 31, 2016, the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

Company paid brokerage commissions totaling $1.1 million to affiliates of MMC related to real estate transactions. There were no brokerage commissions paid by the Company to MMI or its affiliates during 2018 and 2017.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates total $13.9 million, $12.6 million, and $12.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $4.8 million, $3.0 million, and $4.2 million against general and administrative expenses for the years ended December 31, 2018, 2017 and 2016, respectively.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of December 31, 2018 and 2017, $4.5 million and $5.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan had an outstanding balance of $6.6 million and $6.7 million, as of December 31, 2018 and 2017, respectively, and is classified within notes and other receivables in the accompanying consolidated balance sheets.

In October 2018, the Company funded a $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268 apartment home community development located in Burlingame, CA. This investment will accrue interest based on an initial 12.00% preferred return. The investment is scheduled to mature in April 2024.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment will accrue interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of December 31, 2018, the Company had funded $21.0 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

In November 2017, the Company provided a $29.5 million related party bridge loan to a property acquired by BEX III. The note receivable accrued interest at 3.5% and was paid off in January 2018. The bridge loan was classified within notes and other receivables in the accompanying consolidated balance sheets and had no amount outstanding as of December 31, 2018.

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

In 2015, the Company made preferred equity investments totaling $20.0 million in three entities affiliated with MMC that own apartment communities in California. The Company earns a 9.5% preferred return on each such investment. One $5.0 million investment, which was scheduled to mature in 2022, was fully redeemed in 2017. Another $5.0 million investment, which was scheduled to mature in 2022, was fully redeemed in 2018. The remaining investment is scheduled to mature in 2022.

(7) Unsecured Debt

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

Unsecured debt consists of the following as of December 31, 2018 and 2017 ($ in thousands):

	2018	2017	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$274,624	$274,427	2.1
Term loan - variable rate	348,813	348,545	3.1
Bonds public offering - fixed rate	3,175,879	2,878,737	7.7
Unsecured debt, net (1)	3,799,316	3,501,709
Lines of credit (2)	—	179,000
Total unsecured debt	$3,799,316	$3,680,709
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.9%	3.7%
Weighted average interest rate on variable rate term loan	3.0%	2.5%
Weighted average interest rate on lines of credit	3.2%	2.3%

(1)	Includes unamortized discount, net of premiums, of $7.1 million and $5.2 million and unamortized debt issuance costs of $18.5 million and $18.1 million as of December 31, 2018 and 2017, respectively.

(2)
Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion, excludes unamortized debt issuance costs of $3.9 million and $3.2 million as of December 31, 2018 and 2017, respectively. These debt issuance costs are included in prepaid expenses and other assets on the consolidated balance sheets.

As of both December 31, 2018 and 2017, the Company had $275.0 million of private placement unsecured bonds outstanding at an average effective interest rate of 4.5% for both periods.

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2018 and 2017 ($ in thousands):

	Maturity	2018	2017	Coupon Rate
Senior unsecured private placement notes	December 2019	75,000	75,000	4.92%
Senior unsecured private placement notes	April 2021	100,000	100,000	4.27%
Senior unsecured private placement notes	June 2021	50,000	50,000	4.30%
Senior unsecured private placement notes	August 2021	50,000	50,000	4.37%
		$275,000	$275,000

As of both December 31, 2018 and 2017, the Company had unsecured term loans outstanding of $350.0 million at an average interest rate of 3.0% and 2.5%, respectively. These loans are included in the line "Term loan - variable rate" in the table above, and as of December 31, 2018 and 2017, the carrying value, net of debt issuance costs, was $348.8 million and $348.5 million, respectively, and the term loan matures in February 2022. The Company had entered into five interest rate swap contracts, for a term of five years with a notional amount totaling $175.0 million, which will effectively convert the interest rate on $175.0 million of the term loan to a fixed rate of 2.3%. These interest rate swaps are accounted for as cash flow hedges.

In March 2018, the Company issued $300.0 million of senior unsecured notes due on March 15, 2048 with a coupon rate of 4.500% per annum and are payable on March 15 and September 15 of each year, beginning on September 15, 2018 (the "2048 Notes"). The 2048 Notes were offered to investors at a price of 99.591% of par value. The 2048 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2018, the carrying value of the 2048 Notes, net of discount and debt issuance costs was $295.4 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

In April 2017, the Company issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the "2027 Notes"). The 2027 Notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2018 and 2017, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $345.8 million and $345.2 million, respectively.

In April 2016, the Company issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15th and October 15th of each year, beginning October 15, 2016 (the "2026 Notes"). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2018 and 2017, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $445.0 million and $444.4 million, respectively.

In March 2015, the Company issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the "2025 Notes"). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2018 and 2017, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $496.5 million and $495.9 million, respectively.

In April 2014, the Company assumed $900.0 million aggregate principal amount of BRE Property Inc.’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together the "BRE Notes"). These notes are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2018 and 2017, the carrying value of the BRE Notes, plus unamortized premium was $601.3 million and $603.2 million, respectively. In March 2017, the Company paid off $300.0 million of 5.500% senior notes, at maturity.

In April 2014, the Company issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the "2024 Notes"). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2018 and 2017, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $396.5 million and $395.8 million, respectively.

In April 2013, the Company issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the "2023 Notes"). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2018 and 2017, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $297.6 million and $297.0 million, respectively.

During the third quarter of 2012, the Company issued $300.0 million of senior unsecured notes due August 2022 with a coupon rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013 (the "2022 Notes"). The 2022 Notes were offered to investors at a price of 98.99% of par value. The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2018 and 2017, the carrying value of the 2022 Notes, net of unamortized discount and debt issuance costs was $297.8 million and $297.2 million, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

The following is a summary of the Company’s senior unsecured notes as of December 31, 2018 and 2017 ($ in thousands):

	Maturity	2018	2017	Coupon Rate
Senior notes	March 2021	$300,000	$300,000	5.200%
Senior notes	August 2022	300,000	300,000	3.625%
Senior notes	January 2023	300,000	300,000	3.375%
Senior notes	May 2023	300,000	300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	500,000	3.500%
Senior notes	April 2026	450,000	450,000	3.375%
Senior notes	May 2027	350,000	350,000	3.625%
Senior notes	March 2048	300,000	—	4.500%
		$3,200,000	$2,900,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2018 are as follows ($ in thousands):

2019	$75,000
2020	—
2021	500,000
2022	650,000
2023	600,000
Thereafter	2,000,000
$3,825,000

As of December 31, 2018, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2018, there was no amount outstanding on the $1.2 billion unsecured line of credit. As of December 31, 2017, there was $179.0 million outstanding on this line. The interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of December 31, 2018. In January 2019, this line of credit was amended such that the scheduled maturity date of this facility was extended to December 2022, with one 18-month extension, exercisable at the Company's option. The interest rate on the amended line is based on a tiered rate structure tied to the Company's credit ratings and is currently at LIBOR plus 0.825%. As of both December 31, 2018 and 2017, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The interest rate on the line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.875% as of December 31, 2018.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2018 and 2017.

In February 2019, the Company issued $350.0 million of senior unsecured notes due on March 1, 2029 with a coupon rate of 4.000% per annum (the "2029 Notes"). See Note 17, Subsequent Events, for further details.

(8) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2018 and 2017 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

	2018	2017
Fixed rate mortgage notes payable	$1,538,488	$1,739,856
Variable rate mortgage notes payable (1)	268,138	268,561
Total mortgage notes payable (2)	$1,806,626	$2,008,417
Number of properties securing mortgage notes	50	56
Remaining terms	1-28 years	1-29 years
Weighted average interest rate	4.3%	4.2%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2018 are as follows ($ in thousands):

2019	$515,658
2020	693,723
2021	43,604
2022	41,178
2023	852
Thereafter	500,880
$1,795,895

(1)
Variable rate mortgage notes payable, including $256.0 million in bonds that have been converted to variable rate through total return swap contracts, consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 2.5% at December 2018 and 2.0% at December 2017) including credit enhancement and underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Principal balances are due in full at various maturity dates from May 2025 through December 2046. Of these bonds, $9.9 million are subject to various interest rate cap agreements that limit the maximum interest rate to such bonds.

(2)
Includes total unamortized premium, net of discounts, of $14.9 million and $33.2 million and reduced by unamortized debt issuance costs of $4.2 million and $5.4 million as of December 31, 2018 and 2017, respectively.

For the Company’s mortgage notes payable as of December 31, 2018, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $7.6 million and $2.3 million, respectively. Second deeds of trust accounted for none of the mortgage notes payable balance as of both December 31, 2018 and 2017. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the principal being prepaid multiplied by the difference between the interest rate of the mortgage note and the stated yield rate on a U.S. treasury security which generally has an equivalent remaining term as the mortgage note.

(9) Derivative Instruments and Hedging Activities

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
December 31, 2018, 2017, and 2016

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

As of December 31, 2018 and 2017, the Company had interest rate caps, which were not accounted for as hedges, with an aggregate notional amount of $9.9 million and $20.7 million, respectively, which effectively limits the Company’s exposure to interest rate risk by providing a ceiling on the variable interest rate for a portion of the Company’s tax exempt variable rate debt.

As of December 31, 2018 and 2017, the aggregate carrying value of the interest rate swap contracts was an asset of $5.8 million and $5.4 million, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets, and a liability of zero as of both December 31, 2018 and 2017. The aggregate carrying value of the interest rate caps was zero on the balance sheet as of December 31, 2018 and 2017.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense was a loss of $0.1 million, and income of $0.1 million, and $0.3 million for the years ended December 31, 2018, 2017, and 2016 respectively.

The Company has four total return swap contracts, with an aggregate notional amount of $256.0 million, that effectively convert $256.0 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps with $256.0 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2018 and 2017, respectively. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $8.7 million, $10.1 million, and $11.7 million as of December 31, 2018, 2017, and 2016, respectively, were reported in current year income as total return swap income.

(10) Lease Agreements

As of December 31, 2018, the Company is a lessor for one commercial building and the commercial portions of 38 mixed use communities. The tenants’ lease terms expire at various times through 2031. The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

Future
Minimum
Rent
2019	$16,386
2020	15,842
2021	14,412
2022	13,324
2023	12,181
Thereafter	33,034
$105,179

(11) Equity Transactions

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

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

Common Stock Offerings

In September 2018, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. The Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.
Upon entering into the 2018 ATM Program, the Company simultaneously terminated its existing equity distribution agreements, which were entered into in March 2016 in connection with its prior at-the-market equity offering program (the "2016 ATM Program"). During the year ended December 31, 2018, the Company did not sell any shares of its common stock through the 2018 ATM Program or through the 2016 ATM Program. Since commencement of the 2018 ATM Program, as of December 31, 2018, the Company has not sold any shares of its common stock and there are no outstanding forward sale agreements, and $900.0 million of shares remains available to be sold under this program. During 2017, the Company issued 345,444 shares of common stock, through the 2016 ATM program at an average price of $260.38 per share for total proceeds of $89.1 million, net of fees and commissions. For the year ended December 31, 2016, the Company did not issue any shares of common stock pursuant to the 2016 ATM Program.
Operating Partnership Units and Long Term Incentive Plan ("LTIP") Units

As of December 31, 2018 and 2017, the Operating Partnership had outstanding 2,171,309 and 2,054,814 operating partnership units and 134,080 and 213,300 vested LTIP units, respectively. The Operating Partnership’s general partner, Essex, owned 96.6% and 96.7% of the partnership interests in the Operating Partnership as of December 31, 2018 and 2017, respectively, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired Operating Partnership limited partnership units ("OP Units") upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

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

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was approximately $565.3 million and $547.5 million based on the closing price of Essex's common stock as of December 31, 2018 and 2017, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

(12) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2018			2017			2016
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	390,153	66,041,058	$5.91	433,059	65,829,155	$6.58	411,124	65,471,540	$6.28
Effect of Dilutive Securities
Stock options	—	44,031		—	69,100		—	116,276
Diluted:
Net income available to common stockholders	390,153	66,085,089	$5.90	433,059	65,898,255	$6.57	411,124	65,587,816	$6.27

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,274,941, 2,252,575, and 2,224,100, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2018, 2017 and 2016, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $13.5 million, $14.8 million, and $14.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 160,039, 154,793, and 252,334, for the years ended December 31, 2018, 2017, and 2016, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible Series H preferred interest have been excluded from diluted earnings per share for the years ended December 31, 2016, as the effect was anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2018			2017			2016
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$403,605	68,315,999	$5.91	$447,884	68,081,730	$6.58	$425,213	67,695,640	$6.28
Effect of Dilutive Securities
Stock options	—	44,031		—	69,100		—	116,276
Diluted:
Net income available to common unitholders	$403,605	68,360,030	$5.90	$447,884	68,150,830	$6.57	$425,213	67,811,916	$6.27

Stock options of 160,039, 154,793, and 252,334, for the years ended December 31, 2018, 2017, and 2016, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the years ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

The cumulative convertible Series H preferred interest have been excluded from diluted earnings per unit for the years ended December 31, 2016, as the effect was anti-dilutive.

(13) Equity Based Compensation Plans

Stock Options and Restricted Stock

In May 2018, stockholders approved the Company’s 2018 Stock Award and Incentive Compensation Plan ("2018 Plan"). The 2018 Plan serves as the successor to the Company’s 2013 Stock Incentive Plan (the "2013 Plan"). The Company’s 2018 Plan provides incentives to attract and retain officers, directors and key employees. The 2018 Plan provides for the grant of stock-based awards to employees, directors and consultants of the Company and its affiliates. The aggregate number of shares of the Company’s common stock available for issuance pursuant to awards granted under the 2018 Plan is 2,000,000 shares, plus the number of shares authorized for grants and available for issuance under the 2013 Plan as of the effective date of the 2018 Plan and the number of shares subject to outstanding awards under the 2013 Plan that are forfeited or otherwise not issued under such awards. No further awards will be granted under the 2013 Plan and the shares that remained available for future issuance under the 2013 Plan as of the effective date of the 2018 Plan will be available for issuance under the 2018 Plan. In connection with the adoption of the 2018 Plan, the Board delegated to the Compensation Committee of the Board the authority to administer the 2018 Plan.

Equity-based compensation costs for options and restricted stock under the fair value method totaled $12.1 million, $9.8 million, and $8.5 million for years ended December 31, 2018, 2017 and 2016 respectively. For each of the years ended December 31, 2018, 2017 and 2016 equity-based compensation costs included $3.5 million related to restricted stock for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $2.0 million, $1.5 million, and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The intrinsic value of the options exercised totaled $3.1 million, $16.7 million, and $11.9

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

million, for the years ended December 31, 2018, 2017, and 2016 respectively. The intrinsic value of the options exercisable totaled $12.5 million and $11.3 million as of December 31, 2018 and 2017, respectively.

Total unrecognized compensation cost related to unvested stock options totaled $6.0 million as of December 31, 2018 and the unrecognized compensation cost is expected to be recognized over a period of 2.1 years.

The average fair value of stock options granted for the years ended December 31, 2018, 2017 and 2016 was $26.13, $22.41 and $21.65, respectively. Certain stock options granted in 2018, 2017, and 2016 included a $100 cap, $125 cap, or no cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2018	2017	2016
Stock price	$262.09	$240.56	$219.60
Risk-free interest rates	2.76%	2.30%	2.08%
Expected lives	6 years	6 years	6 years
Volatility	24.89%	24.10%	26.47%
Dividend yield	2.81%	2.90%	2.89%

A summary of the status of the Company’s stock option plans as of December 31, 2018, 2017, and 2016 and changes during the years ended on those dates is presented below:

	2018		2017		2016
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	536,208	$211.41	557,648	$181.50	525,094	$154.98
Granted	119,361	262.09	164,677	240.56	207,429	219.60
Exercised	(39,175)	159.05	(176,489)	146.86	(138,054)	138.79
Forfeited and canceled	(3,440)	221.80	(9,628)	160.40	(36,821)	178.18
Outstanding at end of year	612,954	224.57	536,208	211.41	557,648	181.50
Options exercisable at year end	322,837	206.63	223,796	191.09	290,340	160.90

The following table summarizes information about restricted stock outstanding as of December 31, 2018, 2017 and 2016 and changes during the years ended:

	2018		2017		2016
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	90,823	$163.49	58,349	$149.11	54,676	$147.10
Granted	51,945	194.70	62,706	177.28	49,183	150.13
Vested	(48,212)	150.76	(29,675)	170.17	(38,427)	147.12
Forfeited and canceled	(3,498)	158.71	(557)	119.37	(7,083)	141.76
Unvested at end of year	91,058	180.99	90,823	163.49	58,349	149.11

The unrecognized compensation cost related to unvested restricted stock totaled $11.4 million as of December 31, 2018 and is expected to be recognized over a period of 2.7 years.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

Long Term Incentive Plans – LTIP Units

On December 9, 2014, the Operating Partnership issued 44,750 LTIP units under the 2015 Long-Term Incentive Plan Award agreements to executives of the Company. The 2015 Long-Term Incentive Plan Units (the "2015 LTIP Units") are subject to forfeiture based on performance-based and service based conditions. An additional 24,000 LTIP units were granted subject only to performance-based criteria and were fully vested on the date granted. The 2015 LTIP Units, that are subject to vesting, will vest at 20% per year on each of the first five anniversaries of the initial grant date. The 2015 LTIP Units performance conditions measurement ended on December 9, 2015 and 95.75% of the units awarded were earned by the recipients. 2015 LTIP Units not earned based on the performance-based criteria were automatically forfeited by the recipients. The 2015 LTIP Units, once earned and vested, are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company subject to a ten-year liquidity restriction.

In December 2013, the Operating Partnership issued 50,500 LTIP units under the 2014 Long-Term Incentive Plan Award agreements to executives of the Company. The 2014 Long-Term Incentive Plan Units (the "2014 LTIP Units") were subject to forfeiture based on performance-based conditions and are currently subject to service based vesting. The 2014 LTIP Units vest 25% per year on each of the first four anniversaries of the initial grant date. In December 2014, the Company achieved the performance criteria and all of the 2014 LTIP Units awarded were earned by the recipients, subject to satisfaction of service based vesting conditions. The 2014 LTIP Units are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company subject to a ten year liquidity restriction.

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

During 2011 and 2010, the Operating Partnership issued 154,500 Series Z-1 Incentive Units (the "Z-1 Units") of limited partner interest to executives of the Company. The Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2026. The conversion ratchet (accounted for as vesting) of the Z-1 Units into common units, is to increase consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent. Z-1 Unit holders are entitled to receive distributions, on vested units, that are now equal to dividends distributed to common stockholders.

Equity-based compensation costs for LTIP and Z Units under the fair value method totaled approximately $0.8 million, $1.5 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Equity-based compensation costs related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately $0.2 million, $0.5 million, and $0.6 million, for the years ended December 31, 2018, 2017, and 2016, respectively. The intrinsic value of the vested and unvested LTIP Units totaled $58.0 million as of December 31, 2018. Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans totaled $0.9 million as of December 31, 2018. On a weighted average basis, the unamortized cost for the 2015 LTIP Units and the Z Units is expected to be recognized over the next 1.0 years to 6.5 years, depending on certain performance targets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

The following table summarizes information about the LTIP Units outstanding as of December 31, 2018:

	Long Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2015	144,185	106,157	250,342	$75.41	9.5
Granted	—	—	—
Vested	36,842	(36,842)	—
Converted	—	—	—
Cancelled	—	(9,288)	(9,288)
Balance, December 31, 2016	181,027	60,027	241,054	$75.11	8.5
Granted	—	—	—
Vested	32,961	(32,961)	—
Converted	(688)	—	(688)
Cancelled	—	(3,854)	(3,854)
Balance, December 31, 2017	213,300	23,212	236,512	$75.03	7.5
Granted	—	—	—
Vested	12,051	(12,051)	—
Converted	(91,270)	—	(91,270)
Cancelled	—	—	—
Balance, December 31, 2018	134,081	11,161	145,242	$75.03	6.5

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

The revenues and NOI for each of the reportable operating segments are summarized as follows for the years ended December 31, 2018, 2017, and 2016 ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues:
Southern California	$592,281	$574,552	$540,000
Northern California	522,561	505,313	453,140
Seattle Metro	236,525	229,871	217,259
Other real estate assets	39,503	44,589	75,324
Total property revenues	$1,390,870	$1,354,325	$1,285,723
Net operating income:
Southern California	$421,613	$408,070	$381,212
Northern California	386,401	371,795	333,757
Seattle Metro	165,397	162,253	154,147
Other real estate assets	32,125	36,821	57,790
Total net operating income	1,005,536	978,939	926,906
Management and other fees from affiliates	9,183	9,574	8,278
Corporate-level property management expenses	(31,062)	(30,156)	(30,110)
Depreciation and amortization	(479,884)	(468,881)	(441,682)
General and administrative	(53,451)	(41,385)	(40,751)
Expensed acquisition and investment related costs	(194)	(1,569)	(1,841)
Interest expense	(220,492)	(222,894)	(219,654)
Total return swap income	8,707	10,098	11,716
Interest and other income	23,010	24,604	27,305
Equity income from co-investments	89,132	86,445	48,698
Loss on early retirement of debt	—	(1,796)	(606)
Gain on sale of real estate and land	61,861	26,423	154,561
Deferred tax expense on gain on sale of real estate and land	—	—	(4,410)
Gain on remeasurement of co-investment	1,253	88,641	—
Net income	$413,599	$458,043	$438,410

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
	2018	2017
Assets:
Southern California	$4,350,377	$4,504,930
Northern California	4,270,238	4,220,551
Seattle Metro	1,472,916	1,522,452
Other real estate assets	63,022	344,843
Net reportable operating segments - real estate assets	10,156,553	10,592,776
Real estate under development	454,629	355,735
Co-investments	1,300,140	1,155,984
Cash and cash equivalents, including restricted cash	151,395	61,126
Marketable securities	209,545	190,004
Notes and other receivables	71,895	100,926
Prepaid expenses and other assets	39,439	39,155
Total assets	$12,383,596	$12,495,706

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the "Plan") for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $2.1 million, $1.8 million, and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(16) Commitments and Contingencies

As of December 31, 2018, the Company had eight ground leases that expire between 2027 and 2083. Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities, some of which may be subject to future adjustments, which are not contemplated in the disclosed minimum lease commitments. The total minimum lease commitments, under ground leases and operating leases, for each of the years ending December 31 is summarized as follows ($ in thousands):

Total Minimum
Lease Commitments
2019	$6,811
2020	6,855
2021	6,877
2022	6,888
2023	6,860
Thereafter	153,258
$187,549

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
December 31, 2018, 2017, and 2016

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

There continue to be lawsuits against owners and managers of certain of the Company's apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2018, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"). Through PWI, the Company is self-insured for earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2018, PWI has cash and marketable securities of approximately $86.6 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

The Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations.  We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(17) Subsequent Events

In January 2019, the Company repaid $290.0 million in secured mortgage notes payable with a coupon rate of 5.57% and a stated maturity date of May 2019.

In February 2019, the Company issued $350.0 million of the 2029 Notes, with a coupon rate of 4.000%, which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of par value. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate purposes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

In February 2019, the Company funded a $24.5 million related party preferred equity investment with an initial accrued preferred return of 11.0% and an initial maturity date of February 2024.

Subsequent to year end through February 15, 2019, the Company repurchased 234,061 shares of common stock totaling $57.0 million, including commissions, at an average price of $243.48 per share. As of December 31, 2018, the Company had $197.7 million of purchase authority remaining under the stock repurchase program. On February 19, 2019, Essex’s Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan.

(18) Quarterly Results of Operations (Unaudited)

Essex Property Trust, Inc.

The following is a summary of quarterly results of operations for 2018 and 2017 ($ in thousands, except per share and dividend amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2018:
Total property revenues	$350,787	$348,610	$346,526	$344,947
Net income	$124,440	$86,110	$106,410	$96,639
Net income available to common stockholders	$117,820	$80,975	$100,440	$90,918
Per share data:
Net income:
Basic (1)	$1.78	$1.23	$1.52	$1.38
Diluted (1)	$1.78	$1.22	$1.52	$1.38
Dividends declared	$1.86	$1.86	$1.86	$1.86
2017:
Total property revenues	$342,417	$341,974	$336,766	$333,168
Net income	$109,662	$85,035	$75,795	$187,551
Net income available to common stockholders	$103,613	$79,723	$70,759	$178,964
Per share data:
Net income:
Basic (1)	$1.57	$1.21	$1.08	$2.73
Diluted (1)	$1.57	$1.21	$1.08	$2.72
Dividends declared	$1.75	$1.75	$1.75	$1.75

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

Essex Portfolio, L.P.

The following is a summary of quarterly results of operations for 2018 and 2017 ($ in thousands, except per unit and distribution amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2018:
Total property revenues	$350,787	$348,610	$346,526	$344,947
Net income	$124,440	$86,110	$106,410	$96,639
Net income available to common unitholders	$121,891	$83,764	$103,900	$94,050
Per unit data:
Net income:
Basic (1)	$1.78	$1.23	$1.52	$1.38
Diluted (1)	$1.78	$1.23	$1.52	$1.38
Distributions declared	$1.86	$1.86	$1.86	$1.86
2017:
Total property revenues	$342,417	$341,974	$336,766	$333,168
Net income	$109,662	$85,035	$75,795	$187,551
Net income available to common unitholders	$107,149	$82,444	$73,181	$185,110
Per unit data:
Net income:
Basic (1)	$1.57	$1.21	$1.08	$2.73
Diluted (1)	$1.57	$1.21	$1.08	$2.72
Distributions declared	$1.75	$1.75	$1.75	$1.75

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Avondale at Warner Center	446	Woodland Hills, CA	$41,945	$10,536	$24,522	$22,604	$10,601	$47,061	$57,662	$(32,368)	1970	Jan-99	3-30
Bel Air	462	San Ramon, CA	49,185	12,105	18,252	37,550	12,682	55,225	67,907	(37,019)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	48,602	21,725	92,091	1,985	21,725	94,076	115,801	(16,327)	2009	Apr-14	5-30
BellCentre	248	Bellevue, WA	36,617	16,197	67,207	3,843	16,197	71,050	87,247	(13,018)	2001	Apr-14	5-30
Belmont Station	275	Los Angeles, CA	29,678	8,100	66,666	6,379	8,267	72,878	81,145	(28,705)	2009	Mar-09	3-30
Brookside Oaks	170	Sunnyvale, CA	17,746	7,301	16,310	26,653	10,328	39,936	50,264	(22,529)	1973	Jun-00	3-30
Carmel Creek	348	San Diego, CA	58,875	26,842	107,368	6,069	26,842	113,437	140,279	(21,010)	2000	Apr-14	5-30
City View	572	Hayward, CA	62,544	9,883	37,670	29,252	10,350	66,455	76,805	(47,198)	1975	Mar-98	3-30
Courtyard off Main	110	Bellevue, WA	14,542	7,465	21,405	3,999	7,465	25,404	32,869	(7,768)	2000	Oct-10	3-30
Domaine	92	Seattle, WA	13,446	9,059	27,177	1,173	9,059	28,350	37,409	(6,238)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	10,103	4,758	14,285	6,968	4,757	21,254	26,011	(8,650)	1986	Jun-10	3-30
Fairhaven Apartments	164	Santa Ana, CA	18,078	2,626	10,485	8,847	2,957	19,001	21,958	(10,794)	1970	Nov-01	3-30
Form 15	242	San Diego, CA	44,922	24,510	72,221	5,236	25,540	76,427	101,967	(7,633)	2014	Mar-16	3-30
Foster's Landing	490	Foster City, CA	90,117	61,714	144,000	9,004	61,714	153,004	214,718	(28,842)	1987	Apr-14	5-30
Fountains at River Oaks	226	San Jose, CA	29,974	26,046	60,773	4,234	26,046	65,007	91,053	(11,960)	1990	Apr-14	3-30
Fountain Park	705	Playa Vista, CA	82,571	25,073	94,980	33,057	25,203	127,907	153,110	(70,823)	2002	Feb-04	3-30
Hidden Valley	324	Simi Valley, CA	29,360	14,174	34,065	6,184	9,674	44,749	54,423	(21,000)	2004	Dec-04	3-30
Highlands at Wynhaven	333	Issaquah, WA	29,540	16,271	48,932	13,850	16,271	62,782	79,053	(24,572)	2000	Aug-08	3-30
Highridge	255	Rancho Palos Verdes, CA	69,273	5,419	18,347	31,535	6,073	49,228	55,301	(36,693)	1972	May-97	3-30
Hillcrest Park	608	Newbury Park, CA	61,279	15,318	40,601	20,434	15,755	60,598	76,353	(39,954)	1973	Mar-98	3-30
Huntington Breakers	342	Huntington Beach, CA	34,397	9,306	22,720	20,818	9,315	43,529	52,844	(29,374)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	8,238	3,467	7,881	7,771	3,474	15,645	19,119	(12,667)	1985	Oct-94	3-30
1000 Kiely	121	Santa Clara, CA	34,040	9,359	21,845	7,956	9,359	29,801	39,160	(10,654)	1971	Mar-11	3-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,237	8,190	24,736	17,531	8,191	42,266	50,457	(20,951)	1963	Sep-07	3-30
Marquis	166	San Jose, CA	43,467	20,495	47,823	117	20,495	47,940	68,435	(151)	2015	Dec-18	3-30
Montanosa	472	San Diego, CA	60,473	26,697	106,787	5,447	26,697	112,234	138,931	(20,206)	1990	Apr-14	5-30
Montebello	248	Kirkland, WA	24,639	13,857	41,575	4,955	13,858	46,529	60,387	(11,718)	1996	Jul-12	3-30
Montejo Apartments	124	Garden Grove, CA	12,873	1,925	7,685	3,972	2,194	11,388	13,582	(6,436)	1974	Nov-01	3-30
Park Highland	250	Bellevue, WA	25,127	9,391	38,224	12,255	9,391	50,479	59,870	(10,986)	1993	Apr-14	5-30
Pinnacle at Fullerton	192	Fullerton, CA	25,320	11,019	45,932	3,377	11,019	49,309	60,328	(9,000)	2004	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Pinnacle on Lake Washington	180	Renton, WA	17,499	7,760	31,041	2,893	7,760	33,934	41,694	(5,993)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	36,478	15,810	66,401	4,703	15,810	71,104	86,914	(12,752)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	37,272	17,023	68,093	3,691	17,023	71,784	88,807	(13,000)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	41,647	19,292	77,168	2,771	19,292	79,939	99,231	(14,268)	2002	Apr-14	5-30
Sage at Cupertino	230	San Jose, CA	51,690	35,719	53,449	3,467	35,719	56,916	92,635	(3,689)	1971	Mar-17	3-30
Stevenson Place	200	Fremont, CA	19,840	996	5,582	12,827	1,001	18,404	19,405	(13,221)	1975	Apr-00	3-30
Summerhill Park	100	Sunnyvale, CA	12,269	2,654	4,918	11,132	2,656	16,048	18,704	(10,309)	1988	Sep-88	3-30
The Audrey at Belltown	137	Seattle, WA	19,767	9,228	36,911	958	9,228	37,869	47,097	(6,618)	1992	Apr-14	5-30
The Barkley (3)	161	Anaheim, CA	14,843	—	8,520	7,001	2,353	13,168	15,521	(8,354)	1984	Apr-00	3-30
The Dylan	184	West Hollywood, CA	59,163	19,984	82,286	834	19,990	83,114	103,104	(12,396)	2015	Mar-15	3-30
The Huntington	276	Huntington Beach, CA	27,707	10,374	41,495	5,028	10,374	46,523	56,897	(11,692)	1975	Jun-12	3-30
The Huxley	187	West Hollywood, CA	53,874	19,362	75,641	1,321	19,371	76,953	96,324	(11,748)	2014	Mar-15	3-30
The Landing at Jack London Square	282	Oakland, CA	49,421	33,554	78,292	5,908	33,554	84,200	117,754	(16,132)	2001	Apr-14	5-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	52,887	23,584	94,334	8,094	23,584	102,428	126,012	(18,599)	1988	Apr-14	5-30
The Waterford	238	San Jose, CA	29,252	11,808	24,500	15,956	15,165	37,099	52,264	(21,980)	2000	Jun-00	3-30
Valley Park	160	Fountain Valley, CA	20,875	3,361	13,420	5,949	3,761	18,969	22,730	(10,761)	1969	Nov-01	3-30
Villa Angelina	256	Placentia, CA	27,184	4,498	17,962	7,398	4,962	24,896	29,858	(14,497)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	54,307	38,299	89,365	1,732	38,299	91,097	129,396	(16,216)	2010	Apr-14	5-30
Wandering Creek	156	Kent, WA	5,254	1,285	4,980	4,833	1,296	9,802	11,098	(7,521)	1986	Nov-95	3-30
Wilshire Promenade	149	Fullerton, CA	16,189	3,118	7,385	9,124	3,797	15,830	19,627	(10,725)	1992	Jan-97	3-30
	13,456		$1,806,626	$716,537	$2,264,308	$478,675	$726,494	$2,733,026	$3,459,520	$(865,715)

Unencumbered Communities
Alessio	624	Los Angeles, CA	—	32,136	128,543	9,979	32,136	138,522	170,658	(25,383)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	2,304	5,869	26,281	32,150	(9,394)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	1,394	11,923	49,084	61,007	(8,699)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	8,602	4,982	28,315	33,297	(15,526)	1971	Dec-02	3-30
Anavia	250	Anaheim, CA	—	15,925	63,712	7,985	15,925	71,697	87,622	(19,857)	2009	Dec-10	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	613	4,726	14,843	19,569	(3,047)	2009	Jan-13	3-30
Apex	366	Milpitas, CA	—	44,240	103,251	3,321	44,240	106,572	150,812	(15,479)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	13,232	58,442	188,558	247,000	(35,960)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	2,014	3,924	13,876	17,800	(3,547)	1988	Oct-12	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	489	23,550	94,300	117,850	(6,777)	2014	Dec-16	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	1,949	32,379	139,889	172,268	(16,452)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	14,377	27,235	78,780	106,015	(13,015)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	1,063	—	50,876	50,876	(9,998)	2013	Apr-14	5-30
Axis 2300	115	Irvine, CA	—	5,405	33,585	1,674	5,405	35,259	40,664	(12,341)	2010	Aug-10	3-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	3,540	17,247	43,883	61,130	(13,122)	2004	Sep-10	3-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	1,189	5,401	22,992	28,393	(6,962)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	6,946	4,473	17,209	21,682	(8,257)	1974	Oct-06	3-30
Bennett Lofts	165	San Francisco, CA	—	21,771	50,800	29,672	28,371	73,872	102,243	(16,319)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	3,665	10,802	46,874	57,676	(8,539)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	5,160	2,503	15,066	17,569	(7,598)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	13,860	3,580	21,982	25,562	(17,002)	1978	Jan-96	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	6,154	1,531	12,053	13,584	(8,499)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	5,486	2,656	16,253	18,909	(11,818)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	9,272	5,293	21,110	26,403	(14,211)	1989	Jan-95	3-30
416 on Broadway	115	Glendale, CA	—	8,557	34,235	2,973	8,557	37,208	45,765	(10,982)	2009	Dec-10	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	83,972	11,639	111,702	123,341	(54,527)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	7,791	11,075	32,923	43,998	(23,428)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	2,974	18,185	75,713	93,898	(13,776)	1998	Apr-14	5-30
Camino Ruiz Square	159	Camarillo, CA	—	6,871	26,119	1,965	6,931	28,024	34,955	(11,628)	1990	Dec-06	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	4,232	19,088	48,705	67,793	(19,542)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	8,142	4,693	26,429	31,122	(14,475)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	9,319	4,048	21,928	25,976	(13,479)	1961	Sep-01	3-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	7,589	16,725	74,490	91,215	(13,639)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	3,514	14,968	63,385	78,353	(11,342)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	4,500	4,833	19,844	24,677	(13,953)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	1,485	6,714	28,341	35,055	(5,018)	1987	Apr-14	5-30
CBC Apartments & The Sweeps	239	Goleta, CA	—	11,841	45,320	6,556	11,906	51,811	63,717	(24,758)	1962	Jan-06	3-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	7,214	5,652	23,547	29,199	(11,598)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	21,354	3,442	29,060	32,502	(18,300)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	1,995	6,582	17,684	24,266	(6,512)	2002	Jul-08	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	328	7,276	22,554	29,830	(3,520)	2013	May-14	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	3,165	5,801	20,580	26,381	(6,279)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	2,492	13,912	58,141	72,053	(10,430)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	5,074	4,187	21,644	25,831	(11,954)	1976	Dec-02	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	9,894	37,579	97,579	135,158	(17,605)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	2,481	21,478	52,597	74,075	(9,580)	1996	Apr-14	5-30
Delano	126	Redmond, WA	—	7,470	22,511	1,330	7,470	23,841	31,311	(5,852)	2005	Dec-11	3-30
Devonshire	276	Hemet, CA	—	3,470	13,786	4,993	3,482	18,767	22,249	(10,271)	1988	Dec-02	3-30
Ellington	220	Bellevue, WA	—	15,066	45,249	3,535	15,066	48,784	63,850	(7,810)	1994	Jul-14	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	1,869	8,458	35,701	44,159	(6,477)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	5,871	3,449	13,672	17,121	(10,213)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	408	13,378	53,648	67,026	(3,861)	2012	Dec-16	3-30
Enso	183	San Jose, CA	—	21,397	71,135	1,490	21,397	72,625	94,022	(7,869)	2014	Dec-15	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	13,540	18,429	53,367	71,796	(26,905)	2002	Apr-04	3-30
Essex Skyline	349	Santa Ana, CA	—	21,537	146,099	7,313	21,537	153,412	174,949	(35,662)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	6,026	3,649	19,338	22,987	(13,793)	1990	Jun-97	3-30
Fairway Apartments at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	7,923	—	15,773	15,773	(10,717)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	3,800	5,297	19,363	24,660	(9,745)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	39,812	2,440	49,628	52,068	(42,805)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	10,803	5,964	24,706	30,670	(16,790)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	2,843	3,731	17,373	21,104	(9,071)	1998	Oct-03	3-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	12,238	6,585	39,661	46,246	(25,952)	2000	Mar-00	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	3,228	8,879	55,579	64,458	(17,580)	2010	Apr-10	3-30
Fox Plaza	445	San Francisco, CA	—	39,731	92,706	28,996	39,731	121,702	161,433	(27,308)	1968	Feb-13	3-30
The Henley I/The Henley II	215	Glendale, CA	—	6,695	16,753	26,648	6,733	43,363	50,096	(22,504)	1970	Jun-99	3-30
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	23,237	22,000	117,918	139,918	(53,970)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	2,915	4,208	19,662	23,870	(7,931)	1965	Mar-07	3-30
Joule	295	Seattle, WA	—	14,558	69,417	4,872	14,558	74,289	88,847	(24,020)	2010	Mar-10	3-30
Kings Road	196	Los Angeles, CA	—	4,023	9,527	19,171	4,031	28,690	32,721	(15,924)	1979	Jun-97	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	2,773	17,774	44,246	62,020	(7,883)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	7,166	38,155	96,194	134,349	(18,412)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	7,228	1,595	13,622	15,217	(9,827)	1981	Dec-96	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Lawrence Station	336	Sunnyvale, CA	—	45,532	106,735	1,530	45,532	108,265	153,797	(23,222)	2012	Apr-14	5-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	12,694	3,092	20,113	23,205	(15,581)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	9,216	4,760	27,761	32,521	(15,568)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	29,030	—	57,197	57,197	(26,137)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	15,312	5,324	31,739	37,063	(24,319)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	2,464	1,562	8,560	10,122	(5,668)	1987	May-00	3-30
MB 360	360	San Francisco, CA	—	21,421	114,376	129,017	42,001	222,813	264,814	(31,219)	2014	Apr-14	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	2,336	1,894	9,828	11,722	(5,120)	1963	Dec-02	3-30
Mill Creek at Windermere	400	San Ramon, CA	—	29,551	69,032	5,452	29,551	74,484	104,035	(29,077)	2005	Sep-07	3-30
Mio	103	San Jose, CA	—	11,012	39,982	438	11,012	40,420	51,432	(4,232)	2015	Jan-16	3-30
Mirabella	188	Marina Del Rey, CA	—	6,180	26,673	16,128	6,270	42,711	48,981	(24,505)	2000	May-00	3-30
Mira Monte	354	Mira Mesa, CA	—	7,165	28,459	11,509	7,186	39,947	47,133	(23,737)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	14,830	7,886	37,810	45,696	(26,268)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	7,820	10,167	46,530	56,697	(22,211)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	6,275	46,499	114,773	161,272	(20,332)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	5,549	31,429	78,883	110,312	(14,566)	1989	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	—	4,842	19,776	26,772	4,997	46,393	51,390	(40,215)	1973	Dec-88	3-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	6,723	2,424	12,227	14,651	(7,958)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	3,201	7,823	36,636	44,459	(12,606)	2011	Feb-11	3-30
Museum Park	117	San Jose, CA	—	13,864	32,348	1,642	13,864	33,990	47,854	(6,180)	2002	Apr-14	5-30
Palm Valley	1,098	San Jose, CA	—	133,802	312,205	8,537	133,802	320,742	454,544	(22,477)	2008	Jan-17	3-30
Paragon Apartments	301	Fremont, CA	—	32,230	77,320	1,553	32,230	78,873	111,103	(11,935)	2013	Jul-14	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	3,224	4,710	22,063	26,773	(5,926)	2002	Jun-12	3-30
Park Hill at Issaquah	245	Issaquah, WA	—	7,284	21,937	8,668	7,284	30,605	37,889	(14,860)	1999	Feb-99	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	3,302	15,894	66,876	82,770	(12,099)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	12,288	9,424	34,276	43,700	(9,855)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	2,808	10,680	45,530	56,210	(8,402)	1989	Apr-14	5-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	20,936	6,239	35,537	41,776	(30,520)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	11,970	19,848	71,576	91,424	(13,138)	1969	May-14	3-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	648	—	2,359	2,359	(1,359)	1973	Dec-04	3-24
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	3,398	14,647	61,984	76,631	(11,047)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	12,182	4,505	29,787	34,292	(17,583)	1963	Aug-98	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Radius	264	Redwood City, CA	—	11,702	152,336	322	11,702	152,658	164,360	(27,287)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	8,274	6,873	24,311	31,184	(8,840)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	3,615	3,184	16,352	19,536	(6,157)	1989	Dec-09	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	4,959	27,870	116,441	144,311	(20,912)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	1,462	25,073	122,776	147,849	(17,821)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	2,502	3,801	13,901	17,702	(8,211)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	7,056	3,331	14,550	17,881	(12,089)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	11,773	4,173	70,734	74,907	(23,484)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	32,572	22,866	61,473	84,339	(31,117)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	9,296	9,582	49,612	59,194	(14,575)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	3,802	2,820	14,964	17,784	(8,108)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	5,001	19,292	82,169	101,461	(14,797)	1986	Apr-14	5-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	916	7,379	23,054	30,433	(4,293)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	5,603	34,444	152,865	187,309	(31,396)	2014	Apr-14	5-30
Station Park Green - Phase I	121	San Mateo, CA	—	14,923	82,552	553	14,924	83,104	98,028	(2,896)	2018	Mar-18	3-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	7,125	3,201	19,694	22,895	(13,784)	1986	Oct-97	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	7,507	5,977	31,159	37,136	(16,895)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	2,913	13,915	60,613	74,528	(10,586)	2008	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	459	6,964	30,381	37,345	(4,867)	2014	Mar-14	3-30
The Bernard	63	Seattle, WA	—	3,699	11,345	715	3,689	12,070	15,759	(3,068)	2008	Sep-11	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	1,965	6,939	22,642	29,581	(8,970)	2006	Jun-07	3-30
The Commons	264	Campbell, CA	—	12,555	29,307	8,468	12,556	37,774	50,330	(12,685)	1973	Jul-10	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	16,549	2,824	26,818	29,642	(19,937)	1981	Jan-97	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	7,131	4,531	96,339	100,870	(34,186)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	54,029	8,385	52,640	61,025	(30,937)	1972	Apr-97	3-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	5,102	1,618	8,966	10,584	(5,728)	1971	Jun-97	3-30
The Palisades	192	Bellevue, WA	—	1,560	6,242	13,055	1,565	19,292	20,857	(16,842)	1977	May-90	3-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	2,321	13,574	56,619	70,193	(10,547)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	5,006	21,930	92,726	114,656	(16,701)	1985	Apr-14	5-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	5,415	13,661	58,742	72,403	(29,836)	2001	Jan-01	3-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	1,687	6,949	29,483	36,432	(5,263)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	3,643	3,890	12,031	15,921	(8,134)	1985	Oct-97	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Via	284	Sunnyvale, CA	—	22,000	82,270	2,908	22,016	85,162	107,178	(24,816)	2011	Jul-11	3-30
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	7,249	13,842	62,616	76,458	(11,592)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	3,826	6,488	40,594	47,082	(7,652)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	8,708	5,573	20,609	26,182	(11,033)	1963	Aug-04	3-30
Vox Apartments	58	Seattle, WA	—	5,545	16,635	271	5,545	16,906	22,451	(2,936)	2013	Oct-13	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	5,383	4,887	24,522	29,409	(12,592)	1964	Oct-03	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	12,046	2,258	19,053	21,311	(13,796)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	14,040	43,194	115,070	158,264	(27,006)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	2,258	30,535	93,862	124,397	(16,636)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	10,929	56,932	222,927	279,859	(44,801)	2014	Apr-14	5-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	16,659	4,021	26,970	30,991	(21,175)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	23,306	2,044	32,029	34,073	(20,855)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	4,179	5,341	25,205	30,546	(12,674)	1987	Dec-04	3-30
	35,592		$—	$1,923,612	$6,604,680	$1,352,987	$1,970,554	$7,910,725	$9,881,279	$(2,329,714)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Derian Office Building	106,716	Irvine, CA	—	3,079	12,315	9,908	4,308	20,994	25,302	(14,119)	1983	Jul-00	3-30
	106,716		$—	$3,079	$12,315	$9,908	$4,308	$20,994	$25,302	$(14,119)

Total			$1,806,626	$2,643,228	$8,881,303	$1,841,570	$2,701,356	$10,664,745	$13,366,101	$(3,209,548)
(1) The aggregate cost for federal income tax purposes is approximately $10.3 billion (unaudited).
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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

A summary of activity for rental properties and accumulated depreciation is as follows:

	2018	2017	2016		2018	2017	2016
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$13,362,073	$12,687,722	$12,338,129	Balance at beginning of year	$2,769,297	$2,311,546	$1,949,892
Acquisition, development, and improvement of real estate	325,986	700,892	609,669	Depreciation expense	478,721	464,043	432,165
Disposition of real estate and other	(321,958)	(28,367)	(264,832)	Depreciation expense - Disposals and other	(38,470)	(6,292)	(70,511)
Reclassification from other assets and into building and improvements, net	—	1,826	4,756	Balance at the end of year	$3,209,548	$2,769,297	$2,311,546
Balance at the end of year	$13,366,101	$13,362,073	$12,687,722

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

3.2
Sixth Amended and Restated Bylaws of Essex Property Trust, Inc. (as of February 21, 2017), attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference.

3.3
First Amendment to Sixth Amended and Restated Bylaws of Essex Property Trust, Inc., dated February 20, 2018, attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed February 21, 2018, and incorporated herein by reference.

3.4	Certificate of Limited Partnership of Essex Portfolio, L.P. and amendments thereto.

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

4.11
Indenture, dated March 8, 2018, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 4.500% Senior Notes due 2048 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 8, 2018, and incorporated herein by reference.

4.12
Indenture, dated February 11, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 4.000% Senior Notes due 2029 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 11, 2019, and incorporated herein by reference.

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

10.3	BRE Properties, Inc. 2005 Amended and Restated Deferred Compensation Plan (assumed by Essex Property Trust, Inc.), as amended on each of May 18, 2010, November 17, 2014 and December 9, 2016.*

10.4	Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers.*

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

10.7	Modification Agreement, dated July 30, 2012, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.8
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

10.9
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein by reference.*

10.10
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.11
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.12
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.13
Amended and Restated Non-Employee Director Equity Award Program, dated May 17, 2016, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.*

10.14	Fourth Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 20, 2018.

10.15
Third Modification Agreement, dated as of January 29, 2014 by and among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.16
BRE Properties, Inc. 1999 Stock Incentive Plan (assumed by Essex Property Trust, Inc.), attached as Exhibit 99.1 to Essex Property Trust, Inc.'s Registration Statement on Form S-8, filed April 1, 2014, and incorporated herein by reference.*

10.17
BRE Properties, Inc. Fifth Amended and Restated Non-Employee Stock Option and Restricted Stock Plan (assumed by Essex Property Trust, Inc.), attached as Exhibit 99.2 to Essex Property Trust, Inc.'s Registration Statement on Form S-8, filed April 1, 2014, and incorporated herein by reference.*

10.18
Forms of Essex Property Trust, Inc., Essex Portfolio L.P., Long-Term Incentive Plan Award Agreements, attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.*

10.19
Terms Agreement dated as of May 20, 2015, among Essex Property Trust, Inc. and Citigroup Global Markets Inc., attached as Exhibit 1.1 to the Company's Current Report on Form 8-K, filed May 26, 2015, and incorporated herein by reference.

10.20
Second Amended and Restated Revolving Credit Agreement, dated as of January 17, 2018, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 18, 2018, and incorporated herein by reference.

10.21
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of January 11, 2019, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.

10.22
Essex Property Trust, Inc. 2018 Stock Award and Incentive Compensation Plan, attached as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 15, 2018, filed March 23, 2018, and incorporated herein by reference.*

10.23	Form of Non-Employee Director Restricted Stock Award Agreement, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.*

10.24	Form of Non-Employee Director Stock Option Award Agreement, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.*

10.25	Forms of Essex Property Trust, Inc. 2018 Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan.*

10.26
Executive Transition Services Agreement, dated December 19, 2018, by and between Essex Property Trust, Inc. and John D. Eudy, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 19, 2018.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 21, 2019.

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

Signature	Title	Date

/S/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 21, 2019

/S/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 21, 2019

/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 21, 2019

/S/ AMAL M. JOHNSON Amal M. Johnson	Director	February 21, 2019

/S/ MARY KASARIS Mary Kasaris	Director	February 21, 2019

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 21, 2019

/S/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 21, 2019

/S/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 21, 2019

/S/ JANICE L. SEARS Janice L. Sears	Director	February 21, 2019

S-2