Form 10-Q
period 2019-03-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2019-04-26
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,716,550 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 23, 2019.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2019 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

Unless stated otherwise or the context otherwise requires, references to the "Company," "we," "us" or "our" mean collectively Essex Property Trust, Inc. and those entities/subsidiaries owned or controlled by Essex Property Trust, Inc., including Essex Portfolio, L.P., and references to the "Operating Partnership," or "EPLP" mean Essex Portfolio, L.P. and those entities/subsidiaries owned or controlled by Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to "Essex" mean Essex Property Trust, Inc., not including any of its subsidiaries.

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

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership's condensed consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and co-investment partners. The noncontrolling interest in Essex's condensed consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s condensed consolidated financial statements and (ii) OP Unit holders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at Essex and Operating Partnership levels.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2018.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	March 31, 2019	December 31, 2018
Real estate:
Rental properties:
Land and land improvements	$2,727,878	$2,701,356
Buildings and improvements	10,844,322	10,664,745
	13,572,200	13,366,101
Less: accumulated depreciation	(3,329,743)	(3,209,548)
	10,242,457	10,156,553
Real estate under development	497,794	454,629
Co-investments	1,307,561	1,300,140
	12,047,812	11,911,322
Cash and cash equivalents-unrestricted	107,034	134,465
Cash and cash equivalents-restricted	17,092	16,930
Marketable securities	211,030	209,545
Notes and other receivables (includes related party receivables of $10.5 million and $11.1 million as of March 31, 2019 and December 31, 2018, respectively)	71,154	71,895
Operating lease right-of-use assets	76,996	—
Prepaid expenses and other assets	46,883	39,439
Total assets	$12,578,001	$12,383,596

LIABILITIES AND EQUITY
Unsecured debt, net	$4,293,973	$3,799,316
Mortgage notes payable, net	1,441,828	1,806,626
Lines of credit	—	—
Accounts payable and accrued liabilities	180,571	127,086
Construction payable	60,087	59,345
Dividends payable	134,339	128,529
Operating lease liabilities	79,010	—
Other liabilities	33,829	33,375
Total liabilities	6,223,637	5,954,277
Commitments and contingencies
Redeemable noncontrolling interest	37,169	35,475
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,715,783 and 65,890,322 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,028,154	7,093,079
Distributions in excess of accumulated earnings	(822,087)	(812,796)
Accumulated other comprehensive loss, net	(14,817)	(13,217)
Total stockholders' equity	6,191,257	6,267,073
Noncontrolling interest	125,938	126,771
Total equity	6,317,195	6,393,844
Total liabilities and equity	$12,578,001	$12,383,596

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and other property	$353,888	$344,947
Management and other fees from affiliates	2,335	2,308
	356,223	347,255
Expenses:
Property operating, excluding real estate taxes	58,898	57,250
Real estate taxes	39,418	37,713
Corporate-level property management expenses	8,153	7,770
Depreciation and amortization	120,568	119,105
General and administrative	13,459	14,813
Expensed acquisition and investment related costs	32	57
	240,528	236,708
Earnings from operations	115,695	110,547
Interest expense	(53,643)	(54,861)
Total return swap income	2,045	2,270
Interest and other income	12,261	5,909
Equity income from co-investments	16,276	32,774
Gain on early retirement of debt, net	1,336	—
Gain on remeasurement of co-investment	31,535	—
Net income	125,505	96,639
Net income attributable to noncontrolling interest	(6,647)	(5,721)
Net income available to common stockholders	$118,858	$90,918
Comprehensive income	$123,668	$102,815
Comprehensive income attributable to noncontrolling interest	(6,585)	(5,926)
Comprehensive income attributable to controlling interest	$117,083	$96,889
Per share data:
Basic:
Net income available to common stockholders	$1.81	$1.38
Weighted average number of shares outstanding during the period	65,702,788	66,044,022
Diluted:
Net income available to common stockholders	$1.81	$1.38
Weighted average number of shares outstanding during the period	65,783,869	66,082,517

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the three months ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount					Total
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	118,858	—	6,647	125,505
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	32	1	33
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(1,926)	(67)	(1,993)
Change in fair value of marketable debt securities, net	—	—	—	—	119	4	123
Issuance of common stock under:
Stock option and restricted stock plans, net	51	—	3,204	—	—	—	3,204
Sale of common stock, net	—	—	(20)	—	—	—	(20)
Equity based compensation costs	—	—	2,301	—	—	299	2,600
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(3,027)	—	—	1,260	(1,767)
Distributions to noncontrolling interest	—	—	—	—	—	(7,164)	(7,164)
Redemptions of noncontrolling interest	9	—	(10,394)	—	—	(1,819)	(12,213)
Common stock dividends ($1.95 per share)	—	—	—	(128,149)	—	—	(128,149)
Balances at March 31, 2019	65,716	$7	$7,028,154	$(822,087)	$(14,817)	$125,938	$6,317,195

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
	Shares	Amount					Total
Balances at December 31, 2017	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	90,918	—	5,721	96,639
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(1)	—	(1)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	6,046	208	6,254
Change in fair value of marketable debt securities, net	—	—	—	—	(74)	(3)	(77)
Issuance of common stock under:
Stock option and restricted stock plans, net	7	—	1,222	—	—	—	1,222
Sale of common stock, net	—	—	(67)	—	—	—	(67)
Equity based compensation costs	—	—	2,253	—	—	277	2,530
Retirement of common stock, net	(17)	—	(3,774)	—	—	—	(3,774)
Cumulative effect upon adoption of ASU No. 2016-01	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	—	—	119,651	—	4,057	123,708
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,957)	—	—	4	(1,953)
Distributions to noncontrolling interest	—	—	—	—	—	(6,297)	(6,297)
Common stock dividends ($1.86 per share)	—	—	—	(122,850)	—	—	(122,850)
Balances at March 31, 2018	66,044	$7	$7,127,248	$(743,773)	$(14,709)	$123,386	$6,492,159

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$125,505	$96,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,568	119,105
Amortization of discount on marketable securities	(5,311)	(4,157)
Amortization of discount (premium) and debt financing costs, net	529	(664)
Loss (gain) on sale of marketable securities	58	(680)
Unrealized (gain) loss on equity securities recognized through income	(4,510)	876
Earnings from co-investments	(16,276)	(32,774)
Operating distributions from co-investments	17,804	40,437
Accrued interest from notes and other receivables	(1,424)	(1,294)
Equity-based compensation	2,068	2,090
Gain on early retirement of debt, net	(1,336)	—
Gain on remeasurement of co-investment	(31,535)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(4,730)	(3,716)
Accounts payable, accrued liabilities, and operating lease liabilities	53,895	52,151
Other liabilities	454	345
Net cash provided by operating activities	255,759	268,358
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(44,984)	(2,873)
Redevelopment	(14,157)	(15,893)
Development acquisitions of and additions to real estate under development	(39,306)	(38,203)
Capital expenditures on rental properties	(17,075)	(14,947)
Collections of notes and other receivables	2,500	29,500
Proceeds from insurance for property losses	1,583	565
Contributions to co-investments	(126,248)	(56,020)
Changes in refundable deposits	5	410
Purchases of marketable securities	(8,413)	(13,437)
Sales and maturities of marketable securities	16,847	9,579
Non-operating distributions from co-investments	10,000	2,330
Net cash used in investing activities	(219,248)	(98,989)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	498,234	298,773
Payments on unsecured debt and mortgage notes	(360,975)	(83,748)
Proceeds from lines of credit	567,029	256,832
Repayments of lines of credit	(567,029)	(435,832)
Retirement of common stock	(56,989)	(3,774)
Additions to deferred charges	(5,445)	(3,283)
Net proceeds from issuance of common stock	(20)	(67)
Net proceeds from stock options exercised	6,699	1,222
Payments related to tax withholding for share-based compensation	(3,495)	(11)
Distributions to noncontrolling interest	(6,978)	(5,926)
Redemption of noncontrolling interest	(12,213)	—
Redemption of redeemable noncontrolling interest	(73)	—
Common and preferred stock dividends paid	(122,525)	(115,603)

	Three Months Ended March 31,
	2019	2018
Net cash used in financing activities	(63,780)	(91,417)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(27,269)	77,952
Unrestricted and restricted cash and cash equivalents at beginning of period	151,395	61,126
Unrestricted and restricted cash and cash equivalents at end of period	$124,126	$139,078

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $5.9 million and $4.2 million capitalized in 2019 and 2018, respectively)	$41,914	$40,306
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,694	$—
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development to rental properties, net	$—	$1
Transfer from real estate under development to co-investments	$313	$365
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$1,767	$1,953
Initial recognition of operating lease right-of-use assets	$77,645	$—
Initial recognition of operating lease liabilities	$79,693	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	March 31, 2019	December 31, 2018
Real estate:
Rental properties:
Land and land improvements	$2,727,878	$2,701,356
Buildings and improvements	10,844,322	10,664,745
	13,572,200	13,366,101
Less: accumulated depreciation	(3,329,743)	(3,209,548)
	10,242,457	10,156,553
Real estate under development	497,794	454,629
Co-investments	1,307,561	1,300,140
	12,047,812	11,911,322
Cash and cash equivalents-unrestricted	107,034	134,465
Cash and cash equivalents-restricted	17,092	16,930
Marketable securities	211,030	209,545
Notes and other receivables (includes related party receivables of $10.5 million and $11.1 million as of March 31, 2019 and December 31, 2018, respectively)	71,154	71,895
Operating lease right-of-use assets	76,996	—
Prepaid expenses and other assets	46,883	39,439
Total assets	$12,578,001	$12,383,596

LIABILITIES AND CAPITAL
Unsecured debt, net	$4,293,973	$3,799,316
Mortgage notes payable, net	1,441,828	1,806,626
Lines of credit	—	—
Accounts payable and accrued liabilities	180,571	127,086
Construction payable	60,087	59,345
Distributions payable	134,339	128,529
Operating lease liabilities	79,010	—
Other liabilities	33,829	33,375
Total liabilities	6,223,637	5,954,277
Commitments and contingencies
Redeemable noncontrolling interest	37,169	35,475
Capital:
General Partner:
Common equity (65,715,783 and 65,890,322 units issued and outstanding, respectively)	6,206,074	6,280,290
	6,206,074	6,280,290
Limited Partners:
Common equity (2,299,379 and 2,305,389 units issued and outstanding, respectively)	58,667	59,061
Accumulated other comprehensive loss	(11,394)	(9,738)
Total partners' capital	6,253,347	6,329,613
Noncontrolling interest	63,848	64,231
Total capital	6,317,195	6,393,844
Total liabilities and capital	$12,578,001	$12,383,596

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and other property	$353,888	$344,947
Management and other fees from affiliates	2,335	2,308
	356,223	347,255
Expenses:
Property operating, excluding real estate taxes	58,898	57,250
Real estate taxes	39,418	37,713
Corporate-level property management expenses	8,153	7,770
Depreciation and amortization	120,568	119,105
General and administrative	13,459	14,813
Expensed acquisition and investment related costs	32	57
	240,528	236,708
Earnings from operations	115,695	110,547
Interest expense	(53,643)	(54,861)
Total return swap income	2,045	2,270
Interest and other income	12,261	5,909
Equity income from co-investments	16,276	32,774
Gain on early retirement of debt, net	1,336	—
Gain on remeasurement of co-investment	31,535	—
Net income	125,505	96,639
Net income attributable to noncontrolling interest	(2,476)	(2,589)
Net income available to common unitholders	$123,029	$94,050
Comprehensive income	$123,668	$102,815
Comprehensive income attributable to noncontrolling interest	(2,476)	(2,589)
Comprehensive income attributable to controlling interest	$121,192	$100,226
Per unit data:
Basic:
Net income available to common unitholders	$1.81	$1.38
Weighted average number of common units outstanding during the period	68,007,852	68,317,435
Diluted:
Net income available to common unitholders	$1.81	$1.38
Weighted average number of common units outstanding during the period	68,088,933	68,355,930

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the three months ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
	Units	Amount	Units	Amount			Total
Balances at December 31, 2018	65,890	$6,280,290	2,305	$59,061	$(9,738)	$64,231	$6,393,844
Net income	—	118,858	—	4,171	—	2,476	125,505
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	33	—	33
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(1,993)	—	(1,993)
Change in fair value of marketable debt securities, net	—	—	—	—	123	—	123
Issuance of common units under:
General partner's stock based compensation, net	51	3,204	—	—	—	—	3,204
Sale of common stock by general partner, net	—	(20)	—	—	—	—	(20)
Equity based compensation costs	—	2,301	3	299	—	—	2,600
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in redemption value of redeemable noncontrolling interest	—	(3,027)	—	(2)	—	1,262	(1,767)
Distributions to noncontrolling interest	—	—	—	—	—	(2,667)	(2,667)
Redemptions	9	(10,394)	(9)	(365)	—	(1,454)	(12,213)
Distributions declared ($1.95 per unit)	—	(128,149)	—	(4,497)	—	—	(132,646)
Balances at March 31, 2019	65,716	$6,206,074	2,299	$58,667	$(11,394)	$63,848	$6,317,195

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
	Units	Amount	Units	Amount			Total
Balances at December 31, 2017	66,054	$6,295,852	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	90,918	—	3,132	—	2,589	96,639
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(1)	—	(1)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	6,254	—	6,254
Change in fair value of marketable debt securities, net	—	—	—	—	(77)	—	(77)
Issuance of common units under:
General partner's stock based compensation, net	7	1,222	—	—	—	—	1,222
Sale of common stock by general partner, net	—	(67)	—	—	—	—	(67)
Equity based compensation costs	—	2,253	5	277	—	—	2,530
Retirement of common units, net	(17)	(3,774)	—	—	—	—	(3,774)
Cumulative effect upon adoption of ASU No. 2016-01	—	2,234	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	119,651	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(1,957)	—	4	—	—	(1,953)
Distributions to noncontrolling interest	—	—	—	—	—	(2,044)	(2,044)
Distributions declared ($1.86 per unit)	—	(122,850)	—	(4,253)	—	—	(127,103)
Balances at March 31, 2018	66,044	$6,383,482	2,273	$53,003	$(11,281)	$66,955	$6,492,159

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$125,505	$96,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,568	119,105
Amortization of discount on marketable securities	(5,311)	(4,157)
Amortization of discount (premium) and debt financing costs, net	529	(664)
Loss (gain) on sale of marketable securities	58	(680)
Unrealized (gain) loss on equity securities recognized through income	(4,510)	876
Earnings from co-investments	(16,276)	(32,774)
Operating distributions from co-investments	17,804	40,437
Accrued interest from notes and other receivables	(1,424)	(1,294)
Equity-based compensation	2,068	2,090
(Gain) Loss on early retirement of debt	(1,336)	—
Gain on remeasurement of co-investment	(31,535)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(4,730)	(3,716)
Accounts payable, accrued liabilities, and operating lease liabilities	53,895	52,151
Other liabilities	454	345
Net cash provided by operating activities	255,759	268,358
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(44,984)	(2,873)
Redevelopment	(14,157)	(15,893)
Development acquisitions of and additions to real estate under development	(39,306)	(38,203)
Capital expenditures on rental properties	(17,075)	(14,947)
Collections of notes receivable	2,500	29,500
Proceeds from insurance for property losses	1,583	565
Contributions to co-investments	(126,248)	(56,020)
Changes in refundable deposits	5	410
Purchases of marketable securities	(8,413)	(13,437)
Sales and maturities of marketable securities	16,847	9,579
Non-operating distributions from co-investments	10,000	2,330
Net cash used in investing activities	(219,248)	(98,989)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	498,234	298,773
Payments on unsecured debt and mortgage notes	(360,975)	(83,748)
Proceeds from lines of credit	567,029	256,832
Repayments of lines of credit	(567,029)	(435,832)
Retirement of common units	(56,989)	(3,774)
Additions to deferred charges	(5,445)	(3,283)
Net proceeds from issuance of common units	(20)	(67)
Net proceeds from stock options exercised	6,699	1,222
Payments related to tax withholding for share-based compensation	(3,495)	(11)
Distributions to noncontrolling interest	(1,959)	(2,267)
Redemption of noncontrolling interests	(12,213)	—
Redemption of redeemable noncontrolling interests	(73)	—
Common and preferred units and preferred interest distributions paid	(127,544)	(119,262)

	Three Months Ended March 31,
	2019	2018
Net cash used in financing activities	(63,780)	(91,417)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(27,269)	77,952
Unrestricted and restricted cash and cash equivalents at beginning of period	151,395	61,126
Unrestricted and restricted cash and cash equivalents at end of period	$124,126	$139,078

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $5.9 million and $4.2 million capitalized in 2019 and 2018, respectively)	$41,914	$40,306
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,694	$—
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development to rental properties, net	$—	$1
Transfer from real estate under development to co-investments	$313	$365
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$1,767	$1,953
Initial recognition of operating lease right-of-use assets	$77,645	$—
Initial recognition of operating lease liabilities	$79,693	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. ("Essex" or the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the "Operating Partnership," which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2018.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both March 31, 2019 and December 31, 2018. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,299,379 and 2,305,389 as of March 31, 2019 and December 31, 2018, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $665.1 million and $565.3 million as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the Company owned or had ownership interests in 245 operating apartment communities, aggregating 59,662 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, one operating commercial building, and six active developments. The operating apartment communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Accounting Pronouncements Adopted in the Current Year

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 (Topic 842) "Leases," which requires an entity that is a lessee to classify leases as either finance or operating and to recognize a lease liability and a right-of-use asset for all leases that have a duration of greater than 12 months. Leases of 12 months or less are to be accounted for similar to prior leasing guidance (Topic 840) for operating leases. For lessors, accounting for leases under the new standard is substantially the same as prior leasing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs. In July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvements," which includes a practical expedient that allows lessors to not separate nonlease components from the associated lease component. This provides the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component, if certain requirements are met. The Company adopted ASU No. 2016-02 and ASU No. 2018-11 as of January 1, 2019 using the modified retrospective approach and elected a package of practical expedients. There was no adjustment to the opening balance of retained earnings as a result of the adoption. See Note 11, Lease Agreements - Company as Lessor, and Note 12, Lease Agreements - Company as Lessee, for further details.

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities," which, among other things, requires entities to present the earnings effect of hedging instruments in the same income statement line item in which the earnings effect of the hedged item is reported. The new standard also adds new disclosure requirements. The Company adopted ASU No. 2017-12 as of January 1, 2019, using the modified retrospective method by applying a cumulative effect adjustment to accumulated other comprehensive loss, net of $0.2 million, representing accumulated net hedge ineffectiveness. Furthermore, as a result of the adoption of this standard, the Company will recognize qualifying hedge ineffectiveness through accumulated other comprehensive income as opposed to current earnings.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Measurement of Credit Losses on Financial Instruments," which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The new standard will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates certain disclosure requirements affecting all levels of measurements, and modifies and adds new disclosure requirements for Level 3 measurements. The new standard will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company expects to apply the new standard on January 1, 2020 and does not expect the adoption to have a material impact on the Company's consolidated results of operations of financial position.

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements). As of March 31, 2019 and December 31, 2018, $6.8 million and $6.7 million, respectively, of equity securities presented within common stock and stock funds in the tables below, represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2019 and December 31, 2018, equity securities and debt securities consisted primarily of investment-grade unsecured bonds, U.S. treasury securities, common stock and stock funds, and investments in mortgage backed securities. As of March 31, 2019 and December 31, 2018, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

As of March 31, 2019 and December 31, 2018, marketable securities consist of the following ($ in thousands):

	March 31, 2019
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$21,083	$45	$21,128
Common stock and stock funds	41,997	2,226	44,223

Debt securities:
Available for sale
U.S. treasury securities	9,022	(25)	8,997
Investment-grade unsecured bonds	4,152	5	4,157
Held to maturity
Mortgage backed securities	132,525	—	132,525
Total - Marketable securities	$208,779	$2,251	$211,030

	December 31, 2018
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$31,934	$(568)	$31,366
Common stock and stock funds	39,731	(1,671)	38,060

Debt securities:
Available for sale
U.S. treasury securities	8,983	(31)	8,952
Investment-grade unsecured bonds	4,125	(145)	3,980
Held to maturity
Mortgage backed securities	127,187	—	127,187
Total - Marketable securities	$211,960	$(2,415)	$209,545

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended March 31, 2019 and 2018, the proceeds from sales and maturities of marketable securities totaled $16.8 million and $9.6 million, respectively, which resulted in $0.1 million in realized losses and $0.7 million in realized gains, respectively.

For the three months ended March 31, 2019, the portion of equity security unrealized gains that was recognized in income totaled $4.5 million and was included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 16 limited partnerships (comprising eight communities), and eight co-investments as of March 31, 2019. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the eight consolidated co-investments and 16 DownREIT limited partnerships, net of intercompany eliminations, were approximately $876.2 million and $268.5 million, respectively, as of March 31, 2019 and $849.8 million and $261.7 million, respectively, as of December 31, 2018. Noncontrolling interests in these entities were $64.1 million and $64.5 million as of March 31, 2019 and December 31, 2018, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2019 and December 31, 2018, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, "Equity Based Compensation Plans," in the Company’s annual report on Form 10-K for the year ended December 31, 2018) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2019 and December 31, 2018, because interest rates, yields, and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.1 billion and $5.0 billion at March 31, 2019 and December 31, 2018, respectively, was approximately $5.2 billion and $5.0 billion, respectively. Management has estimated that the fair value of the Company’s $619.5 million and $619.6 million of variable rate debt, at March 31, 2019 and December 31, 2018, respectively, was approximately $615.0 million and $615.2 million based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2019 and December 31, 2018 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, are carried at fair value as of March 31, 2019 and December 31, 2018.

At March 31, 2019, the Company’s investments in mortgage backed securities had a carrying value of $132.5 million and the Company estimated the fair value to be approximately $135.6 million. At December 31, 2018, the Company’s investments in mortgage backed securities had a carrying value of $127.2 million and the Company estimated the fair value to be approximately $129.5 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine the expected, discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $4.8 million and $5.0 million during the three months ended March 31, 2019 and 2018, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
March 31, 2019 and 2018
(Unaudited)

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2018	$(13,077)	$(140)	$(13,217)
Cumulative effect upon adoption of ASU No. 2017-12	175	—	175
Other comprehensive income (loss) before reclassification	(27)	119	92
Amounts reclassified from accumulated other comprehensive loss	(1,899)	32	(1,867)
Other comprehensive income	(1,751)	151	(1,600)
Balance at March 31, 2019	$(14,828)	$11	$(14,817)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2018	$(9,593)	$(145)	$(9,738)
Cumulative effect upon adoption of ASU No. 2017-12	181	—	181
Other comprehensive income (loss) before reclassification	(28)	123	95
Amounts reclassified from accumulated other comprehensive loss	(1,965)	33	(1,932)
Other comprehensive income	(1,812)	156	(1,656)
Balance at March 31, 2019	$(11,405)	$11	$(11,394)

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $37.2 million and $35.5 million as of March 31, 2019 and December 31, 2018, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2019 is as follows ($ in thousands):

Balance at December 31, 2018	$35,475
Reclassification due to change in redemption value and other	1,767
Redemptions	(73)
Balance at March 31, 2019	$37,169

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents - unrestricted	$107,034	$134,465	$121,954	$44,620
Cash and cash equivalents - restricted	17,092	16,930	17,124	16,506
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$124,126	$151,395	$139,078	$61,126

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

(2)  Significant Transactions During The Three Months Ended March 31, 2019 and Subsequent Events

Significant Transactions

Acquisitions

In March 2019, the Company acquired its joint venture partner’s 45.0% membership interest in One South Market, a multifamily community located in San Jose, CA, for total consideration of $80.6 million. Concurrent with the closing of the acquisition, $86.0 million in mortgage debt was repaid. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $31.5 million upon consolidation. Furthermore, the Company recognized $0.8 million in

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

promote income as a result of the transaction, which is included in equity income from co-investments on the condensed consolidated statements of income and comprehensive income.

Co-Investments

Preferred Equity Investments

In March 2019, the Company made a commitment to fund a $36.0 million preferred equity commitment in a multifamily development community located in Irvine, CA. The investment has an initial preferred return of 10.15% and is scheduled to mature in July 2022. As of March 31, 2019, the Company had not funded any of this commitment.

In February 2019, the Company funded a $24.5 million related party preferred equity investment in a multifamily development community located in Mountain View, CA. The investment has an initial preferred return of 11.0% and is scheduled to mature in February 2024. See Note 6, Related Party Transactions, for additional details.

In February 2019, the Company received cash of $10.9 million, including an early redemption fee of $0.1 million, for the full redemption of a related party preferred equity investment in a joint venture that holds property in San Jose, CA. See Note 6, Related Party Transactions, for additional details.

Common Stock

In January 2019, the Company repurchased and retired 234,061 shares totaling $57.0 million, including commissions. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result of the replenishment, as of March 31, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.

Senior Unsecured Debt

In February 2019, the Operating Partnership issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% (the "2029 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by the Company. In March 2019, the Operating Partnership issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

Mortgage Notes Payable

In January 2019, the Company repaid $290.0 million in secured mortgage notes payable with a coupon rate of 5.57% and a stated maturity date of May 2019. The Company realized a gain on early extinguishment of debt of $1.4 million.

Subsequent Event

In April 2019, the Company received cash of $16.3 million for the full redemption of a preferred equity investment in a joint venture that holds property in Santa Ana, CA.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Rental income (1)	$347,805	$339,015
Other property (1)	6,083	5,932
Management and other fees from affiliates	2,335	2,308
Total revenues	$356,223	$347,255

(1) On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases.” As a result of this adoption certain amounts previously classified as other property revenue have been reclassified to rental income. Prior period amounts have been adjusted to conform to the current period’s presentation.

The following table presents the Company’s rental and other property-related revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Southern California	$151,024	$146,558
Northern California	136,325	128,622
Seattle Metro	60,240	58,713
Other real estate assets (1)	6,299	11,054
Total rental and other property revenues	$353,888	$344,947

(1) Other real estate assets consists of revenues generated from retail space, commercial properties, held for sale properties, and disposition properties. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property-related revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Same-property (1)	$337,352	$327,267
Acquisitions (2)	2,271	—
Development (3)	1,133	19
Redevelopment	5,212	5,024
Non-residential/other, net (4)	7,920	12,637
Total rental and other property revenues	$353,888	$344,947

(1) Stabilized properties consolidated by the Company for the three months ended March 31, 2019 and 2018. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 95%.
(2) Acquisitions includes properties acquired which did not have comparable stabilized results as of January 1, 2018.
(3) Development includes properties developed which did not have stabilized results as of January 1, 2018.
(4) Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and student housing.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $5.5 million and $6.2 million as of March 31, 2019 and December 31, 2018, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the three months ended March 31, 2019 that was included in the December 31, 2018 deferred revenue balance was $0.7 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of March 31, 2019, the Company had $5.5 million of remaining performance obligations. The Company expects to recognize approximately 29% of these remaining performance obligations in 2019, an additional 27% through 2021, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments own, operate, and develop apartment communities. In addition to the Company's joint ventures with BEXAEW, BEX II, and BEX III, the Company has joint venture investments with the Canadian Pension Plan Investment Board ("CPPIB"), Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), and Wesco V, LLC ("Wesco V"). The carrying values of the Company's co-investments as of March 31, 2019 and December 31, 2018 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	March 31, 2019	December 31, 2018
Ownership interest in:
CPPIB	54%	$478,440	$482,507
Wesco I, Wesco III, Wesco IV, and Wesco V	52%	191,205	194,890
BEXAEW, BEX II and BEX III	50%	118,982	121,780
Other	49%	13,707	34,093
Total operating and other co-investments, net		802,334	833,270
Total pre-development and development co-investments	50%	109,696	94,060
Total preferred interest co-investments (includes related party investments of $67.0 million and $51.8 million as of March 31, 2019 and December 31, 2018, respectively)		395,531	372,810
Total co-investments, net		$1,307,561	$1,300,140

(1) Weighted average Company ownership percentages are as of March 31, 2019.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

The combined summarized entity financial information of co-investments is as follows ($ in thousands).

	March 31, 2019	December 31, 2018
Combined balance sheets: (1)
Rental properties and real estate under development	$4,310,726	$4,367,987
Other assets	101,790	104,119
Total assets	$4,412,516	$4,472,106
Debt	$2,160,347	$2,190,764
Other liabilities	114,300	106,316
Equity	2,137,869	2,175,026
Total liabilities and equity	$4,412,516	$4,472,106
Company's share of equity	$1,307,561	$1,300,140

	Three Months Ended March 31,
	2019	2018
Combined statements of income: (1)
Property revenues	$83,725	$80,842
Property operating expenses	(28,719)	(27,069)
Net operating income	55,006	53,773
Interest expense	(15,115)	(16,735)
General and administrative	(1,928)	(1,492)
Depreciation and amortization	(29,935)	(31,162)
Net income	$8,028	$4,384
Company's share of net income (2)	$16,276	$32,774

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $1.7 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019	December 31, 2018
Notes receivable, secured, bearing interest at 10.00%, due May 2021	$15,609	$15,226
Notes receivable, secured, bearing interest at 10.75%, due September 2020	33,527	32,650
Related party note receivable, secured, bearing interest at 9.50%, due October 2019(1)	6,621	6,618
Notes and other receivables from affiliates (2)	3,889	4,457
Other receivables	11,508	12,944
Total notes and other receivables	$71,154	$71,895

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of March 31, 2019 and December 31, 2018, respectively. See Note 6, Related Party Transactions, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.4 million and $3.2 million during the three months ended March 31, 2019 and 2018, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.1 million and $0.9 million against general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively.

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

In February 2019, the Company funded a $24.5 million preferred equity investment in an entity whose sponsor is an affiliate of MMC, which owns a multifamily development community located in Mountain View, CA. The investment has an initial preferred return of 11.0% and is scheduled to mature in February 2024.

In October 2018, the Company funded a $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268 apartment home community development located in Burlingame, CA. This investment will accrue interest based on an initial 12.00% preferred return. The investment is scheduled to mature in April 2024.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment will accrue interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of March 31, 2019, the Company had funded $21.3 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

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

In 2015, the Company made preferred equity investments totaling $20.0 million in three entities affiliated with MMC that own apartment communities in California. The Company earns a 9.5% preferred return on each such investment. One $5.0 million investment, which was scheduled to mature in 2022, was fully redeemed in 2017. Another $5.0 million investment, which was scheduled to mature in 2022, was fully redeemed in 2018. The remaining investment was fully redeemed in February 2019.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of March 31, 2019 and December 31, 2018, $3.9 million and $4.5 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million as of both March 31, 2019 and December 31, 2018, respectively.

(7) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

Debt consists of the following ($ in thousands):

	March 31, 2019	December 31, 2018	Weighted Average Maturity In Years as of March 31, 2019
Unsecured bonds private placement - fixed rate	$274,673	$274,624	1.8
Term loan - variable rate	348,895	348,813	2.9
Bonds public offering - fixed rate	3,670,405	3,175,879	7.8
Unsecured debt, net (1)	4,293,973	3,799,316
Lines of credit (2)	—	—
Mortgage notes payable, net (3)	1,441,828	1,806,626	5.5
Total debt, net	$5,735,801	$5,605,942
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.9%	3.9%
Weighted average interest rate on variable rate term loan	3.0%	3.0%
Weighted average interest rate on lines of credit	3.2%	3.2%
Weighted average interest rate on mortgage notes payable	4.4%	4.3%

(1) Includes unamortized discount of $9.0 million and $7.1 million and unamortized debt issuance costs of $22.0 million and $18.5 million, as of March 31, 2019 and December 31, 2018, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of March 31, 2019, excludes unamortized debt issuance costs of $4.7 million and $3.9 million as of March 31, 2019 and December 31, 2018, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2019, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2022 with one 18-month extension, exercisable at the Company’s option. As of March 31, 2019, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of February 2021.
(3) Includes total unamortized premium, of $10.6 million and $14.9 million, reduced by unamortized debt issuance costs of $3.7 million and $4.2 million, as of March 31, 2019 and December 31, 2018, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of March 31, 2019 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2019	$229,732
2020	693,723
2021	543,604
2022	691,178
2023	600,852
Thereafter	3,000,880
Total	$5,759,969

(8) Segment Information

The Company's segment disclosures present the measure used by the chief operating decision makers for purposes of assessing each segment's performance. The Company's chief operating decision makers are comprised of several members of its

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

executive management team who use net operating income ("NOI") to assess the performance of the business for the Company's reportable operating segments. NOI represents total property revenues less direct property operating expenses.

The executive management team evaluates the Company's operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California, and Seattle Metro.

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income. Non-segment revenues and NOI included in the following schedule also consist of revenues generated from commercial properties and properties that have been sold. Other non-segment assets include items such as real estate under development, co-investments, real estate held for sale, net, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
Southern California	$151,024	$146,558
Northern California	136,325	128,622
Seattle Metro	60,240	58,713
Other real estate assets	6,299	11,054
Total property revenues	$353,888	$344,947
Net operating income:
Southern California	$107,429	$104,363
Northern California	100,705	94,598
Seattle Metro	41,467	41,981
Other real estate assets	5,971	9,042
Total net operating income	255,572	249,984
Management and other fees from affiliates	2,335	2,308
Corporate-level property management expenses	(8,153)	(7,770)
Depreciation and amortization	(120,568)	(119,105)
General and administrative	(13,459)	(14,813)
Expensed acquisition and investment related costs	(32)	(57)
Interest expense	(53,643)	(54,861)
Total return swap income	2,045	2,270
Interest and other income	12,261	5,909
Equity income from co-investments	16,276	32,774
Gain on early retirement of debt, net	1,336	—
Gain on remeasurement of co-investment	31,535	—
Net income	$125,505	$96,639

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019	December 31, 2018
Assets:
Southern California	$4,309,022	$4,350,377
Northern California	4,411,355	4,270,238
Seattle Metro	1,461,068	1,472,916
Other real estate assets	61,012	63,022
Net reportable operating segment - real estate assets	10,242,457	10,156,553
Real estate under development	497,794	454,629
Co-investments	1,307,561	1,300,140
Cash and cash equivalents, including restricted cash	124,126	151,395
Marketable securities	211,030	209,545
Notes and other receivables	71,154	71,895
Operating lease right-of-use assets	76,996	—
Prepaid expenses and other assets	46,883	39,439
Total assets	$12,578,001	$12,383,596

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$118,858	65,702,788	$1.81	$90,918	66,044,022	$1.38
Effect of Dilutive Securities:
Stock options	—	81,081		—	38,495
Diluted:
Net income available to common stockholders	$118,858	65,783,869	$1.81	$90,918	66,082,517	$1.38

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,305,064 and 2,273,413, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended March 31, 2019 and 2018, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $4.2 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 106,029 and 364,068 for the three months ended March 31, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$123,029	68,007,852	$1.81	$94,050	68,317,435	$1.38
Effect of Dilutive Securities:
Stock options	—	81,081		—	38,495
Diluted:
Net income available to common unitholders	$123,029	68,088,933	$1.81	$94,050	68,355,930	$1.38

Stock options of 106,029 and 364,068 for the three months ended March 31, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of March 31, 2019, the Company had entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of March 31, 2019, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $9.9 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the variable interest rate for $9.9 million of the Company’s tax exempt variable rate debt.

As of March 31, 2019 and December 31, 2018, the aggregate carrying value of the interest rate swap contracts was an asset of $4.1 million and $5.8 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both March 31, 2019 and December 31, 2018.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for the three months ended March 31, 2019 and 2018.

Additionally, the Company has total return swap contracts, with an aggregate notional amount of $255.9 million, that effectively convert $255.9 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $255.9 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both March 31, 2019 and December 31, 2018. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $2.0 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

(11) Lease Agreements - Company as Lessor

As of March 31, 2019, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, one commercial building, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of nine to 12 months) while commercial lease terms typically range from five to 20 years. All such leases are classified as operating leases.

Although the majority of the Company’s apartment home and commercial leasing income is derived from fixed lease payments, some lease agreements also allow for variable payments. The primary driver of variable leasing income comes from utility reimbursements from apartment home leases and common area maintenance reimbursements from commercial leases. A small number of commercial leases contain provisions for lease payments based on a percentage of gross retail sales over set hurdles.

At the end of the term of apartment home leases, unless the lessee decides to renew the lease with the Company at the market rate or gives notice not to renew, the lease will be automatically renewed on a month-to-month term. Apartment home leases include an option to terminate the lease, however the lessee must pay the Company for expected or actual downtime to find a new tenant to lease the space. Most commercial leases include options to renew, with the renewal periods extending the term of the lease for no greater than the same period of time as the original lease term. The initial option to renew for commercial leases will typically be based on a fixed price while any subsequent renewal options will generally be based on the current market rate at the time of the renewal. Certain commercial leases contain lease termination options that would require the lessee to pay termination fees based on the expected amount of time it would take the Company to re-lease the space.

The Company’s apartment home and commercial lease agreements do not contain residual value guarantees. As the Company is the lessor of real estate assets which tend to either hold their value or appreciate, residual value risk is not deemed to be substantial. Furthermore, the Company carries comprehensive liability, fire, extended coverage, and rental loss insurance for each of its communities as well as limited insurance coverage for certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes.

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of March 31, 2019 is summarized as follows ($ in thousands):

Future Minimum Rent
Remaining of 2019	$612,190
2020	64,761
2021	14,599
2022	13,397
2023	12,403
Thereafter	33,304
$750,654

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

As of December 31, 2018, in accordance with previously applicable lease accounting guidance, Accounting Standards Codification ("ASC"), 840, "Leases", the future minimum non-cancelable base rent to be received under one commercial building and commercial portions of mixed use communities, for which the Company was the lessor, was as follows ($ in thousands):

Future Minimum Rent
2019	$16,386
2020	15,842
2021	14,412
2022	13,324
2023	12,181
Thereafter	33,034
$105,179

Practical Expedients

For all operating leases the Company has elected to account for lease (e.g., fixed payments including rent) and non-lease components (e.g., utility reimbursements and common-area maintenance costs) as a single combined lease component under ASC 842 as the lease components are the predominant elements of the combined components.

As part of the transition to ASC 842, the Company has elected to use the modified retrospective transition method with the new standard being applied as of the January 1, 2019 adoption date. Additionally, the Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, not to reassess the lease classification for expired or existing leases, not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASC 842, and not to reassess whether existing or expired land easements meet the definition of a lease.

(12) Lease Agreements - Company as Lessee

As of March 31, 2019, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. Lease terms for the Company's office leases, in general, range between five to 10 years while ground leases and the parking lease have terms typically ranging from 20 to 85 years. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain lease renewal options that can extend the lease term from approximately 10 to 39 years.

A majority of the Company’s ground leases and the parking lease are subject to changes in the Consumer Price Index ("CPI"). Furthermore, certain of the Company’s ground leases include rental payments based on a percentage of gross or net income. While lease liabilities are not remeasured as a result of changes in the CPI or percentage of gross or net income, such changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

As of March 31, 2019 and December 31, 2018, the Company had no material finance leases.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

Supplemental condensed consolidated balance sheet information related to leases as of March 31, 2019 is as follows ($ in thousands):

	Classification	March 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$76,996
Total leased assets		$76,996

Liabilities
Operating lease liabilities	Operating lease liabilities	79,010
Total lease liabilities		$79,010

The components of lease expense for the three months ended March 31, 2019 were as follows ($ in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,686
Variable lease cost	142
Short-term lease cost	132
Sublease income	(107)
Total lease cost	$1,853

A maturity analysis of lease liabilities as of March 31, 2019 are as follows ($ in thousands):

Operating Leases
Remaining in 2019	$5,117
2020	6,855
2021	6,877
2022	6,888
2023	6,860
Thereafter	153,258
Total lease payments	$185,855
Less: Imputed interest	(106,845)
Present Value of lease liabilities	$79,010

Lease term and discount rate information for leases for the three months ended March 31, 2019 are as follows:

March 31, 2019
Weighted-average of remaining lease terms (years)
Operating Leases	39
Weighted-average of discount rates
Operating Leases	4.98%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Unaudited)

As of December 31, 2018, in accordance with previously applicable lease accounting guidance, ASC 840, the total minimum lease commitments, under operating leases was as follows ($ in thousands):

Future Minimum Rent
2019	$6,811
2020	6,855
2021	6,877
2022	6,888
2023	6,860
Thereafter	153,258
$187,549

Practical Expedients

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis over the lease term.

The Company has elected to account for lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area maintenance costs) as a single combined lease component under ASC 842 as the lease components are the predominant elements of the combined components.

As part of the transition to ASC 842, the Company elected to use the modified retrospective transition method with the new standard being applied as of the January 1, 2019 adoption date. Additionally, the Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, not to reassess the lease classification for expired or existing leases, not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASC 842, and not to reassess whether existing or expired land easements meet the definition of a lease.

(13) Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations. Such lawsuits have not had a material adverse effect on the Company's financial condition, results of operations or cash flows. While no assurances can be given,  the Company does not believe there is any pending or threatened litigation against the Company that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2018 annual report on Form 10-K for the year ended December 31, 2018. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this Quarterly Report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled "Forward-Looking Statements."

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2019, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of March 31, 2019, the Company owned or had ownership interests in 245 operating apartment communities, comprising 59,662 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, one operating commercial building with approximately 106,716 square feet, and six active developments. The Company’s apartment communities are located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2019, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 1,861 apartment homes, with total incurred costs of $0.9 billion, and estimated remaining project costs of $0.3 billion, $0.2 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2019		As of March 31, 2018
	Apartment Homes	%	Apartment Homes	%
Southern California	22,674	46%	23,343	47%
Northern California	16,449	33%	15,970	32%
Seattle Metro	10,238	21%	10,238	21%
Total	49,361	100%	49,551	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, CPPIB, BEXAEW, BEX II, and BEX III communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended March 31, 2019 and 2018) was 96.9% and 97.1% for the three months ended March 31, 2019 and 2018, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total potential rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total potential rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The Company does not take into account delinquency and concessions to calculate actual rent for occupied apartment homes and market rents for vacant apartment homes. The calculation of financial occupancy compares contractual rates for occupied apartment homes to estimated market rents for unoccupied apartment homes, and thus the calculation compares the gross value of all apartment homes excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric. While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy, which is based on contractual income, is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Southern California	96.8%	96.9%
Northern California	97.1%	97.4%
Seattle Metro	96.9%	96.9%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2019	2018	Change	Change
Same-Property Revenues:
Southern California	21,979	$146,222	$141,917	$4,305	3.0%
Northern California	15,685	130,890	126,637	4,253	3.4%
Seattle Metro	10,238	60,240	58,713	1,527	2.6%
Total Same-Property Revenues	47,902	337,352	327,267	10,085	3.1%
Non-Same Property Revenues		16,536	17,680	(1,144)	(6.5)%
Total Property Revenues		$353,888	$344,947	$8,941	2.6%

Same-Property Revenues increased by $10.1 million or 3.1% to $337.4 million in the first quarter of 2019 from $327.3 million in the first quarter of 2018. The increase was primarily attributable to an increase of 3.3% in average rental rates from $2,208 per apartment home in the first quarter of 2018 to $2,280 per apartment home in the first quarter of 2019.

Non-Same Property Revenues decreased by $1.1 million or 6.5% to $16.5 million in the first quarter of 2019 from $17.7 million in the first quarter of 2018. The decrease was primarily due to the sales of Domain in the second quarter of 2018 and of 8th & Hope in the fourth quarter of 2018, offset by revenues generated from Marquis, which was consolidated in December 2018, Station Park Green - Phase I, a development community, that began producing rental income during the first quarter of 2018, and One South Market, which was consolidated in March 2019.

Management and other fees from affiliates remained flat at $2.3 million in the first quarter of 2019 compared to the first quarter of 2018.

Property operating expenses, excluding real estate taxes increased $1.6 million or 2.8% to $58.9 million for the first quarter of 2019 compared to $57.3 million for the first quarter of 2018 primarily due to an increase of $0.9 million in utilities expenses, an increase of $0.5 million in administrative expenses, and an increase of $0.2 million in maintenance and repairs expenses. Same-Property operating expenses, excluding real estate taxes, increased by $1.6 million or 2.9% to $57.2 million in the first quarter of 2019 compared to $55.6 million in the first quarter of 2018, primarily due to an increase of $1.1 million in utilities expenses and an increase of $0.3 million in administrative expenses.

Real estate taxes increased $1.7 million or 4.5% to $39.4 million for the first quarter of 2019 compared to $37.7 million for the first quarter of 2018 primarily due to the consolidation of Marquis in December 2018, the consolidation of One South Market in March 2019, and increases in tax rates and property valuations offset by a decrease due to the sales of Domain in the second quarter of 2018 and of 8th & Hope in the fourth quarter of 2018. Same-Property real estate taxes increased by $2.0 million or 5.7% to $37.3 million in the first quarter of 2019 compared to $35.3 million in the first quarter of 2018, primarily due to increases in tax rates and property valuations.

Corporate-level property management expenses increased $0.4 million or 5.1% to $8.2 million in the first quarter of 2019 compared to $7.8 million in the first quarter of 2018, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $1.5 million or 1.3% to $120.6 million for the first quarter of 2019 compared to $119.1 million for the first quarter of 2018, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018, consolidation of Marquis in fourth quarter of 2018, and consolidation of One South Market in the first quarter of 2019. The increase was partially offset due to the sales of Domain in the second quarter of 2018 and of 8th & Hope in the fourth quarter of 2018.

Interest expense decreased $1.3 million or 2.4% to $53.6 million for the first quarter of 2019 compared to $54.9 million for the first quarter of 2018, primarily due to debt that was paid off or matured, as well as regular principal amortization during and after the first quarter of 2018, which resulted in a decrease in interest expense of $4.5 million for the first quarter of 2019. Additionally, there was a $1.7 million increase in capitalized interest in the first quarter of 2019, due to an increase in development costs as compared to the same period in 2018. These decreases to interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $300.0 million senior unsecured notes due March 15, 2048 in March 2018 and of $500.0 million senior unsecured notes due March 1, 2029 in March 2019, which resulted in an increase of $4.9 million interest expense for the first quarter of 2019.

Total return swap income of $2.0 million in the first quarter of 2019 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes. The decrease of $0.3 million or 13.0% from $2.3 million for the first quarter of 2018 was due to less favorable interest rates.

Interest and other income increased by $6.4 million or 108.5% to $12.3 million for the first quarter of 2019 compared to $5.9 million for the first quarter of 2018, primarily due to an increase of $5.4 million in unrealized gains and losses on marketable securities recognized through income and an increase in marketable securities and other income of $1.5 million in the first quarter of 2019.

Equity income from co-investments decreased $16.5 million or 50.3% to $16.3 million for the first quarter of 2019 compared to $32.8 million for the first quarter of 2018, primarily due to a decrease in promote income. In the first quarter of 2019, the Company recognized $0.8 million of promote income from the acquisition of One South Market compared to $20.5 million in first quarter of 2018, from the BEXEAEW joint venture, resulting in a decrease of $19.7 million in promote income. The decrease was slightly offset by an increase of $2.1 million in income from preferred equity investments.

Gain on remeasurement of co-investment of $31.5 million in the first quarter of 2019 resulted from the purchase of the Company's joint venture partner's 45.0% membership interest in the One South Market co-investment in March 2019.

Liquidity and Capital Resources

As of March 31, 2019, the Company had $107.0 million of unrestricted cash and cash equivalents and $211.0 million in marketable securities, of which $78.5 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2019, Fitch Ratings ("Fitch"), Moody’s Investor Service ("Moody's"), and Standard and Poor's ("S&P") credit agencies rate the Company and the Operating Partnership, BBB+/Positive, Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2019, the Company had two unsecured lines of credit aggregating $1.24 billion. As of March 31, 2019, there was no amount outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of March 31, 2019. This facility is scheduled to mature in December 2022, with one 18-month extension, exercisable at the Company's option. As of March 31, 2019, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of March 31, 2019. This facility is scheduled to mature in February 2021.

In February 2019, the Operating Partnership issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% (the "2029 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by the Company. In March 2019, the Operating Partnership issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

In January 2019, the Company repaid $290.0 million in secured mortgage notes payable with a coupon rate of 5.57% and a stated maturity date of May 2019.

In September 2018, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. During the three months ended March 31, 2019, the Company did not sell any shares of its common stock through the 2018 ATM Program. As of March 31, 2019, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under this program.

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. During the three months ended March 31, 2019, the Company repurchased 234,061 shares of its common stock totaling $57.0 million, including commissions, at an average price of $243.48 per share. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2019, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,861 apartment homes, with total incurred costs of $0.9 billion, and estimated remaining project costs of approximately $0.3 billion, $0.2 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of March 31, 2019, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $140.1 million, of which approximately $25.2 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2019, the Company had an interest in 814 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs total approximately $0.2 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.1 billion. In addition, the Company had an interest in 10,301 apartment homes of operating communities with joint ventures for a total book value of $0.8 billion as of March 31, 2019.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) accounting for the acquisition of investments in real estate; and (ii) assessing and measuring the impairment of the Company's real estate properties and investments in and advances to joint ventures and affiliates. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from the economic conditions, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; there may be a downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; and those risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2018, and in the Company's other filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

Funds from Operations Attributable to Common Stockholders and Unitholders

Funds from Operations Attributable to Common Stockholders and Unitholders ("FFO") is a financial measure that is commonly used in the REIT industry. The Company presents FFO and FFO excluding non-core items (referred to as "Core FFO") as supplemental operating performance measures. FFO and Core FFO are not used by the Company as, nor should they be considered to be, alternatives to net income computed under U.S. GAAP as an indicator of the Company’s operating performance or as alternatives to cash from operating activities computed under U.S. GAAP as an indicator of the Company’s ability to fund its cash needs.

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

In calculating FFO, the Company follows the definition for this measure published by the National Association of Real Estate Investment Trusts ("NAREIT"), which is the leading REIT industry association. The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties. The Company agrees that these two NAREIT adjustments are useful to investors for the following reasons:

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2019	2018
Net income available to common stockholders	$118,858	$90,918
Adjustments:
Depreciation and amortization	120,568	119,105
Gains not included in FFO attributable to common stockholders and unitholders	(31,535)	—
Depreciation and amortization from unconsolidated co-investments	15,190	15,859
Noncontrolling interest related to Operating Partnership units	4,171	3,132
Depreciation attributable to third party ownership and other	(230)	(232)
Funds from operations attributable to common stockholders and unitholders	$227,022	$228,782
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.34	$3.35
Non-core items:
Expensed acquisition and investment related costs	32	57
Loss (gain) on sale of marketable securities	58	(680)
Unrealized (gains) losses on marketable securities	(4,510)	876
Unrealized gain on unconsolidated co-investments	(314)	—
Interest rate hedge ineffectiveness (1)	181	56
Gain on early retirement of debt from unconsolidated co-investments	(1,336)	—
Co-investment promote income	(809)	(20,541)
Income from early redemption of preferred equity investments	(100)	(24)
General and administrative and other, net	—	2,433
Insurance reimbursements and legal settlements, net	(210)	—
Core Funds from Operations attributable to common stockholders and unitholders	$220,014	$210,959
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.23	$3.09
Weighted average number shares outstanding, diluted (2)	68,048,908	68,318,012

(1) Interest rate swaps generally are adjusted to fair value through other comprehensive income (loss). However, because certain of the Company's interest rate swaps do not have a 0% LIBOR floor, while related hedged debt in these cases is subject to a 0% LIBOR floor, the portion of the change in fair value of these interest rate swaps attributable to this mismatch, if any, is recorded as a non-cash interest rate hedge ineffectiveness through interest expense. On January 1, 2019, the Company adopted ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities," which resulted in a cumulative effect adjustment of approximately $181,000 from interest expense to accumulated other comprehensive income.
(2) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Net Operating Income

Net operating income ("NOI") and Same-Property NOI are considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of income and comprehensive income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenues less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Earnings from operations	$115,695	$110,547
Adjustments:
Corporate-level property management expenses	8,153	7,770
Depreciation and amortization	120,568	119,105
Management and other fees from affiliates	(2,335)	(2,308)
General and administrative	13,459	14,813
Expensed acquisition and investment related costs	32	57
NOI	255,572	249,984
Less: Non-Same Property NOI	(12,738)	(13,662)
Same-Property NOI	$242,834	$236,322

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2019, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of March 31, 2019, the Company also had $269.5 million of secured variable rate indebtedness, of which $9.9 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of March 31, 2019. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2019. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2019.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
($ in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$4,139	$6,482	$1,783
Interest rate caps	9,924	2019	—	—	—
Total cash flow hedges	$184,924	2019-2022	$4,139	$6,482	$1,783

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $255.9 million that effectively convert $255.9 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at March 31, 2019. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$229,280	693,071	542,891	340,398	600,000	2,734,849	$5,140,489	$5,204,248
Average interest rate	5.0%	5.0%	4.5%	3.8%	3.7%	3.9%	4.1%
Variable rate debt (1)	$452	652	713	350,780	852	266,031	$619,480	$615,036
Average interest rate	2.6%	2.6%	2.6%	3.0%	2.6%	2.5%	2.8%

(1) $175.0 million is subject to interest rate swap agreements, $9.9 million is subject to interest rate caps, and $255.9 million is subject to total return swaps.

The table incorporates only those exposures that exist as of March 31, 2019. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2019, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with adopting ASU 2016-02 (Topic 842) "Leases," effective January 1, 2019, we implemented processes and internal controls, which represent a material change to a component of our internal control over financial reporting. There were no other changes that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2019, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the

Index

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

In connection with adopting ASU 2016-02 (Topic 842) "Leases," effective January 1, 2019, we implemented processes and internal controls, which represent a material change to a component of our internal control over financial reporting. There were no other changes that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item A. Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company's financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2019, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2019, Essex issued an aggregate of 59,522 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the exchange of OP Units and DownREIT limited partnership units. Essex contributed the proceeds of $6.9 million from the option exercises during the three months ended March 31, 2019 to the Operating Partnership in exchange for an aggregate of 37,501 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units and DownREIT limited partnership units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2019, 22,021 OP Units were issued to Essex pursuant to this mechanism.

Index

Stock Repurchases

The following table summarizes the Company's purchases of its common stock during the three months ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(1)
January 1, 2019 - January 31, 2019	234,061	$243.48	234,061	$140.7
Total	234,061	$243.48	234,061	$250.0

(1) In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result of the replenishment, as of March 31, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.

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

10.1
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of January 11, 2019, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.

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

Date: April 26, 2019

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 26, 2019

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: April 26, 2019

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 26, 2019

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer