Form 10-Q
period 2019-06-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2019-07-25
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-13106 (Essex Property Trust, Inc.)
Commission file number 333-44467-01 (Essex Portfolio, L.P.)

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
(Exact name of Registrant as Specified in its Charter)

Maryland	77-0369576
(Essex Property Trust, Inc.)	(Essex Property Trust, Inc.)
California	77-0369575
(Essex Portfolio, L.P.)	(Essex Portfolio, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1100 Park Place, Suite 200
San Mateo, California 94403
(Address of Principal Executive Offices, Including Zip Code)

(650) 655-7800
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value (Essex Property Trust, Inc.)	ESS	New York Stock Exchange

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,727,808 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 23, 2019.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2019 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

Unless stated otherwise or the context otherwise requires, references to the "Company," "we," "us" or "our" mean collectively Essex Property Trust, Inc. and those entities/subsidiaries owned or controlled by Essex Property Trust, Inc., including Essex Portfolio, L.P., and references to the "Operating Partnership" mean Essex Portfolio, L.P. and those entities/subsidiaries owned or controlled by Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to "Essex" mean Essex Property Trust, Inc., not including any of its subsidiaries.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	June 30, 2019	December 31, 2018
Real estate:
Rental properties:
Land and land improvements	$2,778,386	$2,701,356
Buildings and improvements	11,007,760	10,664,745
	13,786,146	13,366,101
Less: accumulated depreciation	(3,447,848)	(3,209,548)
	10,338,298	10,156,553
Real estate under development	542,207	454,629
Co-investments	1,324,081	1,300,140
	12,204,586	11,911,322
Cash and cash equivalents-unrestricted	38,168	134,465
Cash and cash equivalents-restricted	16,803	16,930
Marketable securities	215,434	209,545
Notes and other receivables (includes related party receivables of $10.6 million and $11.1 million as of June 30, 2019 and December 31, 2018, respectively)	74,416	71,895
Operating lease right-of-use assets	76,205	—
Prepaid expenses and other assets	45,533	39,439
Total assets	$12,671,145	$12,383,596

LIABILITIES AND EQUITY
Unsecured debt, net	$4,294,312	$3,799,316
Mortgage notes payable, net	1,429,939	1,806,626
Lines of credit	117,000	—
Accounts payable and accrued liabilities	140,188	127,086
Construction payable	59,720	59,345
Dividends payable	134,440	128,529
Operating lease liabilities	78,226	—
Other liabilities	35,374	33,375
Total liabilities	6,289,199	5,954,277
Commitments and contingencies
Redeemable noncontrolling interest	36,830	35,475
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,726,808 and 65,890,322 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,031,886	7,093,079
Distributions in excess of accumulated earnings	(857,994)	(812,796)
Accumulated other comprehensive loss, net	(18,992)	(13,217)
Total stockholders' equity	6,154,907	6,267,073
Noncontrolling interest	190,209	126,771
Total equity	6,345,116	6,393,844
Total liabilities and equity	$12,671,145	$12,383,596

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and other property	$359,375	$346,526	$713,263	$691,473
Management and other fees from affiliates	2,260	2,197	4,595	4,505
	361,635	348,723	717,858	695,978
Expenses:
Property operating, excluding real estate taxes	59,162	58,111	118,060	115,361
Real estate taxes	36,285	36,035	75,703	73,748
Corporate-level property management expenses	8,212	7,782	16,365	15,552
Depreciation and amortization	119,465	119,330	240,033	238,435
General and administrative	13,927	11,125	27,386	25,938
Expensed acquisition and investment related costs	24	68	56	125
	237,075	232,451	477,603	469,159
Gain on sale of real estate and land	—	22,244	—	22,244
Earnings from operations	124,560	138,516	240,255	249,063
Interest expense	(54,112)	(56,278)	(107,755)	(111,139)
Total return swap income	1,975	2,228	4,020	4,498
Interest and other income	8,347	6,895	20,608	12,804
Equity income from co-investments	16,959	15,049	33,235	47,823
Gain on early retirement of debt, net	332	—	1,668	—
Gain on remeasurement of co-investment	—	—	31,535	—
Net income	98,061	106,410	223,566	203,049
Net income attributable to noncontrolling interest	(5,786)	(5,970)	(12,433)	(11,691)
Net income available to common stockholders	$92,275	$100,440	$211,133	$191,358
Comprehensive income	$93,740	$109,793	$217,408	$212,608
Comprehensive income attributable to noncontrolling interest	(5,640)	(6,082)	(12,225)	(12,008)
Comprehensive income attributable to controlling interest	$88,100	$103,711	$205,183	$200,600
Per share data:
Basic:
Net income available to common stockholders	$1.40	$1.52	$3.21	$2.90
Weighted average number of shares outstanding during the period	65,718,806	66,047,751	65,710,842	66,045,897
Diluted:
Net income available to common stockholders	$1.40	$1.52	$3.21	$2.90
Weighted average number of shares outstanding during the period	65,821,815	66,096,349	65,802,417	66,088,803

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2019 and 2018
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
Three Months Ended June 30, 2019	Shares	Amount					Total
Balances at March 31, 2019	65,716	$7	$7,028,154	$(822,087)	$(14,817)	$125,938	$6,317,195
Net income	—	—	—	92,275	—	5,786	98,061
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(63)	(2)	(65)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,214)	(147)	(4,361)
Change in fair value of marketable debt securities, net	—	—	—	—	102	3	105
Issuance of common stock under:
Stock option and restricted stock plans, net	11	—	2,024	—	—	—	2,024
Sale of common stock, net	—	—	(62)	—	—	—	(62)
Equity based compensation costs	—	—	3,171	—	—	329	3,500
Changes in the redemption value of redeemable noncontrolling interest	—	—	288	—	—	51	339
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(6,944)	(6,944)
Redemptions of noncontrolling interest	—	—	(1,689)	—	—	(277)	(1,966)
Common stock dividends ($1.95 per share)	—	—	—	(128,182)	—	—	(128,182)
Balances at June 30, 2019	65,727	$7	$7,031,886	$(857,994)	$(18,992)	$190,209	$6,345,116

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
Six Months Ended June 30, 2019	Shares	Amount					Total
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	211,133	—	12,433	223,566
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(31)	(1)	(32)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,140)	(214)	(6,354)
Change in fair value of marketable debt securities, net	—	—	—	—	221	7	228
Issuance of common stock under:
Stock option and restricted stock plans, net	62	—	5,228	—	—	—	5,228
Sale of common stock, net	—	—	(82)	—	—	—	(82)
Equity based compensation costs	—	—	5,472	—	—	628	6,100
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,739)	—	—	1,311	(1,428)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(14,108)	(14,108)
Redemptions of noncontrolling interest	9	—	(12,083)	—	—	(2,096)	(14,179)
Common stock dividends ($3.90 per share)	—	—	—	(256,331)	—	—	(256,331)
Balances at June 30, 2019	65,727	$7	$7,031,886	$(857,994)	$(18,992)	$190,209	$6,345,116

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
Three Months Ended June 30, 2018	Shares	Amount					Total
Balances at March 31, 2018	66,044	$7	$7,127,248	$(743,773)	$(14,709)	$123,386	$6,492,159
Net income	—	—	—	100,440	—	5,970	106,410
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	3	—	3
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,289	113	3,402
Change in fair value of marketable debt securities, net	—	—	—	—	(21)	(1)	(22)
Issuance of common stock under:
Stock option and restricted stock plans, net	5	—	642	—	—	—	642
Sale of common stock, net	—	—	(286)	—	—	—	(286)
Equity based compensation costs	—	—	3,948	—	—	336	4,284
Changes in the redemption value of redeemable noncontrolling interest	—	—	311	—	—	(203)	108
Distributions to noncontrolling interest	—	—	—	—	—	(9,100)	(9,100)
Redemptions of noncontrolling interest	1	—	(54)	—	—	(3)	(57)
Common stock dividends ($1.86 per share)	—	—	—	(122,860)	—	—	(122,860)
Balances at June 30, 2018	66,050	$7	$7,131,809	$(766,193)	$(11,438)	$120,498	$6,474,683

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
Six Months Ended June 30, 2018	Shares	Amount					Total
Balances at December 31, 2017	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	191,358	—	11,691	203,049
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	2	—	2
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,335	321	9,656
Change in fair value of marketable debt securities, net	—	—	—	—	(95)	(4)	(99)
Issuance of common stock under:
Stock option and restricted stock plans, net	12	—	1,864	—	—	—	1,864
Sale of common stock, net	—	—	(353)	—	—	—	(353)
Equity based compensation costs	—	—	6,201	—	—	613	6,814
Retirement of common stock, net	(17)	—	(3,774)	—	—	—	(3,774)
Cumulative effect upon adoption of ASU No. 2016-01	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	—	—	119,651	—	4,057	123,708
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,646)	—	—	(199)	(1,845)
Distributions to noncontrolling interest	—	—	—	—	—	(15,397)	(15,397)
Redemptions of noncontrolling interest	1	—	(54)	—	—	(3)	(57)
Common stock dividends ($3.72 per share)	—	—	—	(245,710)	—	—	(245,710)
Balances at June 30, 2018	66,050	$7	$7,131,809	$(766,193)	$(11,438)	$120,498	$6,474,683

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$223,566	$203,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,033	238,435
Amortization of discount on marketable securities	(10,869)	(8,469)
Amortization of discount (premium) and debt financing costs, net	1,726	(1,352)
Gain on sale of marketable securities	(498)	(549)
Unrealized (gain) loss on equity securities recognized through income	(4,454)	754
Company's share of gain on the sales of co-investments	(870)	—
Earnings from co-investments	(32,365)	(47,823)
Operating distributions from co-investments	38,699	61,107
Accrued interest from notes and other receivables	(2,896)	(2,633)
Gain on the sale of real estate and land	—	(22,244)
Equity-based compensation	5,321	5,906
Gain on early retirement of debt, net	(1,668)	—
Gain on remeasurement of co-investment	(31,535)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(7,925)	(6,078)
Accounts payable, accrued liabilities, and operating lease liabilities	12,486	2,839
Other liabilities	1,082	579
Net cash provided by operating activities	429,833	423,521
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(47,585)	(5,476)
Redevelopment	(30,804)	(36,466)
Development acquisitions of and additions to real estate under development	(86,108)	(75,303)
Capital expenditures on rental properties	(41,927)	(30,975)
Collections of notes and other receivables	2,500	29,500
Proceeds from insurance for property losses	2,698	917
Proceeds from dispositions of real estate	—	130,730
Contributions to co-investments	(167,278)	(97,826)
Changes in refundable deposits	252	(3,785)
Purchases of marketable securities	(40,098)	(27,995)
Sales and maturities of marketable securities	50,226	18,975
Non-operating distributions from co-investments	26,657	38,696
Net cash used in investing activities	(331,467)	(59,008)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	498,234	298,773
Payments on unsecured debt and mortgage notes	(473,528)	(110,829)
Proceeds from lines of credit	975,832	438,528
Repayments of lines of credit	(858,832)	(614,858)
Retirement of common stock	(56,989)	(3,774)
Additions to deferred charges	(5,873)	(3,771)
Net proceeds from issuance of common stock	(82)	(353)
Net proceeds from stock options exercised	8,743	1,864
Payments related to tax withholding for share-based compensation	(3,515)	(23)
Distributions to noncontrolling interest	(13,842)	(15,066)

	Six Months Ended June 30,
	2019	2018
Redemption of noncontrolling interest	(14,179)	(57)
Redemption of redeemable noncontrolling interest	(73)	(43)
Common and preferred stock dividends paid	(250,686)	(238,454)
Net cash used in financing activities	(194,790)	(248,063)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(96,424)	116,450
Unrestricted and restricted cash and cash equivalents at beginning of period	151,395	61,126
Unrestricted and restricted cash and cash equivalents at end of period	$54,971	$177,576

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $12.3 million and $8.4 million capitalized in 2019 and 2018, respectively)	$94,925	$100,496
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,392	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT limited partnership units in connection with acquisition of real estate	$65,472	$—
Transfers between real estate under development to rental properties, net	$138	$98,318
Transfer from real estate under development to co-investments	$240	$640
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$1,428	$1,845
Redemption of redeemable noncontrolling interest via reduction of note receivable	$—	$4,751
Initial recognition of operating lease right-of-use assets	$77,645	$—
Initial recognition of operating lease liabilities	$79,693	$—
Debt assumed in connection with acquisition	$98,681	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	June 30, 2019	December 31, 2018
Real estate:
Rental properties:
Land and land improvements	$2,778,386	$2,701,356
Buildings and improvements	11,007,760	10,664,745
	13,786,146	13,366,101
Less: accumulated depreciation	(3,447,848)	(3,209,548)
	10,338,298	10,156,553
Real estate under development	542,207	454,629
Co-investments	1,324,081	1,300,140
	12,204,586	11,911,322
Cash and cash equivalents-unrestricted	38,168	134,465
Cash and cash equivalents-restricted	16,803	16,930
Marketable securities	215,434	209,545
Notes and other receivables (includes related party receivables of $10.6 million and $11.1 million as of June 30, 2019 and December 31, 2018, respectively)	74,416	71,895
Operating lease right-of-use assets	76,205	—
Prepaid expenses and other assets	45,533	39,439
Total assets	$12,671,145	$12,383,596

LIABILITIES AND CAPITAL
Unsecured debt, net	$4,294,312	$3,799,316
Mortgage notes payable, net	1,429,939	1,806,626
Lines of credit	117,000	—
Accounts payable and accrued liabilities	140,188	127,086
Construction payable	59,720	59,345
Distributions payable	134,440	128,529
Operating lease liabilities	78,226	—
Other liabilities	35,374	33,375
Total liabilities	6,289,199	5,954,277
Commitments and contingencies
Redeemable noncontrolling interest	36,830	35,475
Capital:
General Partner:
Common equity (65,726,808 and 65,890,322 units issued and outstanding, respectively)	6,173,899	6,280,290
	6,173,899	6,280,290
Limited Partners:
Common equity (2,299,237 and 2,305,389 units issued and outstanding, respectively)	57,726	59,061
Accumulated other comprehensive loss	(15,715)	(9,738)
Total partners' capital	6,215,910	6,329,613
Noncontrolling interest	129,206	64,231
Total capital	6,345,116	6,393,844
Total liabilities and capital	$12,671,145	$12,383,596

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and other property	$359,375	$346,526	$713,263	$691,473
Management and other fees from affiliates	2,260	2,197	4,595	4,505
	361,635	348,723	717,858	695,978
Expenses:
Property operating, excluding real estate taxes	59,162	58,111	118,060	115,361
Real estate taxes	36,285	36,035	75,703	73,748
Corporate-level property management expenses	8,212	7,782	16,365	15,552
Depreciation and amortization	119,465	119,330	240,033	238,435
General and administrative	13,927	11,125	27,386	25,938
Expensed acquisition and investment related costs	24	68	56	125
	237,075	232,451	477,603	469,159
Gain on sale of real estate and land	—	22,244	—	22,244
Earnings from operations	124,560	138,516	240,255	249,063
Interest expense	(54,112)	(56,278)	(107,755)	(111,139)
Total return swap income	1,975	2,228	4,020	4,498
Interest and other income	8,347	6,895	20,608	12,804
Equity income from co-investments	16,959	15,049	33,235	47,823
Gain on early retirement of debt, net	332	—	1,668	—
Gain on remeasurement of co-investment	—	—	31,535	—
Net income	98,061	106,410	223,566	203,049
Net income attributable to noncontrolling interest	(2,558)	(2,510)	(5,034)	(5,099)
Net income available to common unitholders	$95,503	$103,900	$218,532	$197,950
Comprehensive income	$93,740	$109,793	$217,408	$212,608
Comprehensive income attributable to noncontrolling interest	(2,558)	(2,510)	(5,034)	(5,099)
Comprehensive income attributable to controlling interest	$91,182	$107,283	$212,374	$207,509
Per unit data:
Basic:
Net income available to common unitholders	$1.40	$1.52	$3.21	$2.90
Weighted average number of common units outstanding during the period	68,018,090	68,320,849	68,012,999	68,319,151
Diluted:
Net income available to common unitholders	$1.40	$1.52	$3.21	$2.90
Weighted average number of common units outstanding during the period	68,121,099	68,369,447	68,104,574	68,362,057

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and six months ended June 30, 2019 and 2018
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
Three months ended June 30, 2019	Units	Amount	Units	Amount			Total
Balances at March 31, 2019	65,716	$6,206,074	2,299	$58,667	$(11,394)	$63,848	$6,317,195
Net income	—	92,275	—	3,228	—	2,558	98,061
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(65)	—	(65)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,361)	—	(4,361)
Change in fair value of marketable debt securities, net	—	—	—	—	105	—	105
Issuance of common units under:
General partner's stock based compensation, net	11	2,024	—	—	—	—	2,024
Sale of common stock by general partner, net	—	(62)	—	—	—	—	(62)
Equity based compensation costs	—	3,171	—	329	—	—	3,500
Changes in redemption value of redeemable noncontrolling interest	—	288	—	4	—	47	339
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(2,443)	(2,443)
Redemptions	—	(1,689)	—	(1)	—	(276)	(1,966)
Distributions declared ($1.95 per unit)	—	(128,182)	—	(4,501)	—	—	(132,683)
Balances at June 30, 2019	65,727	$6,173,899	2,299	$57,726	$(15,715)	$129,206	$6,345,116

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
Six months ended June 30, 2019	Units	Amount	Units	Amount			Total
Balances at December 31, 2018	65,890	6,280,290	2,305	59,061	(9,738)	64,231	6,393,844
Net income	—	211,133	—	7,399	—	5,034	223,566
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(32)	—	(32)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,354)	—	(6,354)
Change in fair value of marketable debt securities, net	—	—	—	—	228	—	228
Issuance of common units under:
General partner's stock based compensation, net	62	5,228	—	—	—	—	5,228
Sale of common stock by general partner, net	—	(82)	—	—	—	—	(82)
Equity based compensation costs	—	5,472	3	628	—	—	6,100
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in redemption value of redeemable noncontrolling interest	—	(2,739)	—	2	—	1,309	(1,428)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(5,110)	(5,110)
Redemptions	9	(12,083)	(9)	(366)	—	(1,730)	(14,179)
Distributions declared ($3.90 per unit)	—	(256,331)	—	(8,998)	—	—	(265,329)
Balances at June 30, 2019	65,727	$6,173,899	2,299	$57,726	$(15,715)	$129,206	$6,345,116

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
Three months ended June 30, 2018	Units	Amount	Units	Amount			Total
Balances at March 31, 2018	66,044	$6,383,482	2,273	$53,003	$(11,281)	$66,955	$6,492,159
Net income	—	100,440	—	3,460	—	2,510	106,410
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	3	—	3
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,402	—	3,402
Change in fair value of marketable debt securities, net	—	—	—	—	(22)	—	(22)
Issuance of common units under:
General partner's stock based compensation, net	5	642	—	—	—	—	642
Sale of common stock by general partner, net	—	(286)	—	—	—	—	(286)
Equity based compensation costs	—	3,948	—	336	—	—	4,284
Changes in redemption value of redeemable noncontrolling interest	—	311	—	(203)	—	—	108
Distributions to noncontrolling interest	—	—	—	—	—	(4,846)	(4,846)
Redemptions	1	(54)	—	(3)	—	—	(57)
Distributions declared ($1.86 per unit)	—	(122,860)	—	(4,254)	—	—	(127,114)
Balances at June 30, 2018	66,050	$6,365,623	2,273	$52,339	$(7,898)	$64,619	$6,474,683

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
Six months ended June 30, 2018	Units	Amount	Units	Amount			Total
Balances at December 31, 2017	66,054	$6,295,852	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	191,358	—	6,592	—	5,099	203,049
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	2	—	2
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,656	—	9,656
Change in fair value of marketable debt securities, net	—	—	—	—	(99)	—	(99)
Issuance of common units under:
General partner's stock based compensation, net	12	1,864	—	—	—	—	1,864
Sale of common stock by general partner, net	—	(353)	—	—	—	—	(353)
Equity based compensation costs	—	6,201	5	613	—	—	6,814
Retirement of common units, net	(17)	(3,774)	—	—	—	—	(3,774)
Cumulative effect upon adoption of ASU No. 2016-01	—	2,234	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	119,651	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(1,646)	—	(199)	—	—	(1,845)
Distributions to noncontrolling interest	—	—	—	—	—	(6,890)	(6,890)
Redemptions	1	(54)	—	(3)	—	—	(57)
Distributions declared ($3.72 per unit)	—	(245,710)	—	(8,507)	—	—	(254,217)
Balances at June 30, 2018	66,050	$6,365,623	2,273	$52,339	$(7,898)	$64,619	$6,474,683

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$223,566	$203,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,033	238,435
Amortization of discount on marketable securities	(10,869)	(8,469)
Amortization of discount (premium) and debt financing costs, net	1,726	(1,352)
Gain on sale of marketable securities	(498)	(549)
Unrealized (gain) loss on equity securities recognized through income	(4,454)	754
Company's share of gain on the sales of co-investment	(870)	—
Earnings from co-investments	(32,365)	(47,823)
Operating distributions from co-investments	38,699	61,107
Accrued interest from notes and other receivables	(2,896)	(2,633)
Gain on the sale of real estate and land	—	(22,244)
Equity-based compensation	5,321	5,906
Gain on early retirement of debt	(1,668)	—
Gain on remeasurement of co-investment	(31,535)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(7,925)	(6,078)
Accounts payable, accrued liabilities, and operating lease liabilities	12,486	2,839
Other liabilities	1,082	579
Net cash provided by operating activities	429,833	423,521
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(47,585)	(5,476)
Redevelopment	(30,804)	(36,466)
Development acquisitions of and additions to real estate under development	(86,108)	(75,303)
Capital expenditures on rental properties	(41,927)	(30,975)
Collections of notes receivable	2,500	29,500
Proceeds from insurance for property losses	2,698	917
Proceeds from dispositions of real estate	—	130,730
Contributions to co-investments	(167,278)	(97,826)
Changes in refundable deposits	252	(3,785)
Purchases of marketable securities	(40,098)	(27,995)
Sales and maturities of marketable securities	50,226	18,975
Non-operating distributions from co-investments	26,657	38,696
Net cash used in investing activities	(331,467)	(59,008)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	498,234	298,773
Payments on unsecured debt and mortgage notes	(473,528)	(110,829)
Proceeds from lines of credit	975,832	438,528
Repayments of lines of credit	(858,832)	(614,858)
Retirement of common units	(56,989)	(3,774)
Additions to deferred charges	(5,873)	(3,771)
Net proceeds from issuance of common units	(82)	(353)
Net proceeds from stock options exercised	8,743	1,864
Payments related to tax withholding for share-based compensation	(3,515)	(23)
Distributions to noncontrolling interest	(3,925)	(4,460)

	Six Months Ended June 30,
	2019	2018
Redemption of noncontrolling interests	(14,179)	(57)
Redemption of redeemable noncontrolling interests	(73)	(43)
Common and preferred units and preferred interest distributions paid	(260,603)	(249,060)
Net cash used in financing activities	(194,790)	(248,063)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(96,424)	116,450
Unrestricted and restricted cash and cash equivalents at beginning of period	151,395	61,126
Unrestricted and restricted cash and cash equivalents at end of period	$54,971	$177,576

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $12.3 million and $8.4 million capitalized in 2019 and 2018, respectively)	$94,925	$100,496
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,392	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT limited partnership units in connection with acquisition of real estate	$65,472	$—
Transfers between real estate under development to rental properties, net	$138	$98,318
Transfer from real estate under development to co-investments	$240	$640
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$1,428	$1,845
Redemption of redeemable noncontrolling interest via reduction of note receivable	$—	$4,571
Initial recognition of operating lease right-of-use assets	$77,645	$—
Initial recognition of operating lease liabilities	$79,693	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both June 30, 2019 and December 31, 2018. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,299,237 and 2,305,389 as of June 30, 2019 and December 31, 2018, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $671.2 million and $565.3 million as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the Company owned or had ownership interests in 246 operating apartment communities, aggregating 59,962 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, one operating commercial building, and six active developments. The operating apartment communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities," which, among other things, requires entities to present the earnings effect of hedging instruments in the same income statement line item in which the earnings effect of the hedged item is reported. The new standard also adds new disclosure requirements. The Company adopted ASU No. 2017-12 as of January 1, 2019 using the modified retrospective method by applying a cumulative effect adjustment to accumulated other comprehensive loss, net of $0.2 million, representing accumulated net hedge ineffectiveness. Furthermore, as a result of the adoption of this standard, the Company will recognize qualifying hedge ineffectiveness through accumulated other comprehensive income as opposed to current earnings.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Measurement of Credit Losses on Financial Instruments," which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The FASB additionally issued various updates to clarify and amend the guidance provided in ASU 2016-13. In May 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which, with respect to credit losses, among other things, clarifies and addresses issues related to accrued interest, transfers between classifications of loans or debt securities, recoveries, and variable interest rates. Additionally, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," which allows entities to irrevocably elect the fair value option on certain financial instruments. The new standards will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of these amendments on its consolidated results of operations and financial position, with a focus on investments in mortgage backed securities and mezzanine loans.

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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements). As of June 30, 2019 and December 31, 2018, $6.8 million and $6.7 million, respectively, of equity securities presented within common stock and stock funds in the tables below, represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of June 30, 2019 and December 31, 2018, equity securities and debt securities consisted primarily of investment-grade unsecured bonds, U.S. treasury securities, common stock and stock funds, and investments in mortgage backed securities. As of June 30, 2019 and December 31, 2018, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

As of June 30, 2019 and December 31, 2018, marketable securities consist of the following ($ in thousands):

	June 30, 2019
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$27,837	$379	$28,216
Common stock and stock funds	38,780	1,836	40,616

Debt securities:
Available for sale
U.S. treasury securities	7,445	(11)	7,434
Investment-grade unsecured debt	1,048	31	1,079
Held to maturity
Mortgage backed securities	138,089	—	138,089
Total - Marketable securities	$213,199	$2,235	$215,434

	December 31, 2018
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$31,934	$(568)	$31,366
Common stock and stock funds	39,731	(1,671)	38,060

Debt securities:
Available for sale
U.S. treasury securities	8,983	(31)	8,952
Investment-grade unsecured bonds	4,125	(145)	3,980
Held to maturity
Mortgage backed securities	127,187	—	127,187
Total - Marketable securities	$211,960	$(2,415)	$209,545

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended June 30, 2019 and 2018, the proceeds from sales and maturities of marketable securities totaled $33.4 million and $9.4 million, respectively, which resulted in $0.6 million in realized gains and $0.2 million in realized loss, respectively, for such periods. For the six months ended June 30, 2019 and 2018, the proceeds from sales and maturities of marketable securities totaled $50.2 million and $19.0 million, respectively, which resulted in $0.5 million in realized gains for both periods.

For the three and six months ended June 30, 2019, the portion of equity security unrealized losses or gains that were recognized in income totaled $56 thousand in losses and $4.5 million in gains, respectively, and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2018, the portion of equity security unrealized gains and losses that were recognized in income totaled

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

$0.1 million in unrealized gains and $0.8 million in unrealized losses and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 17 limited partnerships (comprising nine communities), and seven co-investments as of June 30, 2019. As of December 31, 2018, the Company consolidated the Operating Partnership, 16 limited partnerships (comprising eight communities) (the "DownREIT limited partnerships"), and eight co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT limited partnerships, net of intercompany eliminations, were approximately $1.0 billion and $369.1 million, respectively, as of June 30, 2019 and $849.8 million and $261.7 million, respectively, as of December 31, 2018. Noncontrolling interests in these entities were $129.3 million and $64.5 million as of June 30, 2019 and December 31, 2018, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2019 and December 31, 2018, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2019 and December 31, 2018, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.1 billion and $5.0 billion at June 30, 2019 and December 31, 2018, respectively, was approximately $5.3 billion and $5.0 billion, respectively. Management has estimated that the fair value of the Company’s $736.3 million and $619.6 million of variable rate debt, at June 30, 2019 and December 31, 2018, respectively, was approximately $731.3 million and $615.2 million based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2019 and December 31, 2018 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, are carried at fair value as of June 30, 2019 and December 31, 2018.

At June 30, 2019, the Company’s investments in mortgage backed securities had a carrying value of $138.1 million and the Company estimated the fair value to be approximately $140.1 million. At December 31, 2018, the Company’s investments in mortgage backed securities had a carrying value of $127.2 million and the Company estimated the fair value to be approximately $129.5 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine the expected, discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $4.0 million and $4.5 million during the three months ended June 30, 2019 and 2018, respectively, and $8.8 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2018	$(13,077)	$(140)	$(13,217)
Cumulative effect upon adoption of ASU No. 2017-12	175	—	175
Other comprehensive (loss) income before reclassification	(2,353)	221	(2,132)
Amounts reclassified from accumulated other comprehensive loss	(3,787)	(31)	(3,818)
Other comprehensive income	(5,965)	190	(5,775)
Balance at June 30, 2019	$(19,042)	$50	$(18,992)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2018	$(9,593)	$(145)	$(9,738)
Cumulative effect upon adoption of ASU No. 2017-12	181	—	181
Other comprehensive income (loss) before reclassification	(2,435)	228	(2,207)
Amounts reclassified from accumulated other comprehensive loss	(3,919)	(32)	(3,951)
Other comprehensive income	(6,173)	196	(5,977)
Balance at June 30, 2019	$(15,766)	$51	$(15,715)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
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

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $36.8 million and $35.5 million as of June 30, 2019 and December 31, 2018, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2019 is as follows ($ in thousands):

Balance at December 31, 2018	$35,475
Reclassification due to change in redemption value and other	1,428
Redemptions	(73)
Balance at June 30, 2019	$36,830

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents - unrestricted	$38,168	$134,465	$160,902	$44,620
Cash and cash equivalents - restricted	16,803	16,930	16,674	16,506
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$54,971	$151,395	$177,576	$61,126

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

(2)  Significant Transactions During The Six Months Ended June 30, 2019 and Subsequent Events

Significant Transactions

Acquisitions

In March 2019, the Company acquired its joint venture partner’s 45.0% membership interest in One South Market, a multifamily community located in San Jose, CA, for total consideration of $80.6 million. Concurrent with the closing of the acquisition, $86.0 million in mortgage debt was repaid. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $31.5 million upon consolidation. Furthermore, the Company recognized $0.8 million in promote income as a result of the transaction, which is included in equity income from co-investments on the condensed consolidated statements of income and comprehensive income.

In June 2019, the Company acquired Brio, a 300 unit apartment home community located in Walnut Creek, CA. The Company issued DownREIT limited partnership units to an affiliate of Marcus & Millichap Company, based on a contract price of $164.9 million. The property is encumbered by $98.7 million of mortgage debt which was assumed by the Company. As a result of this transaction, the Company consolidates the property, based on a VIE analysis performed by the Company. See Note 6, Related Party Transactions, for additional details.

Dispositions

In May 2019, the Company sold its 50.0% ownership interest in a co-investment that held land located in Oakland, CA for $6.1 million, resulting in a gain of $0.9 million within equity income from co-investments.

Co-Investments

Preferred Equity Investments

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

In March 2019, the Company made a commitment to fund a $36.0 million preferred equity commitment in a multifamily development community located in Irvine, CA. The investment has an initial preferred return of 10.15% and is scheduled to mature in July 2022. As of June 30, 2019, the Company had funded $12.0 million of this commitment.

In April 2019, the Company received cash of $16.3 million, including an early redemption fee of $0.7 million, for the full redemption of a preferred equity investment in a joint venture that holds property in Santa Ana, CA.
In April 2019, the Company made a commitment to fund a $36.8 million preferred equity investment in a multifamily development community located in Oakland, CA. The investment has an initial preferred return of 10.25% and is scheduled to mature in April 2023. As of June 30, 2019, the Company had funded $5.0 million of this commitment. The remaining committed amount is expected to be funded by the end of the year.
In April 2019, the Company made a commitment to fund a $11.8 million preferred equity investment in a multifamily development community located in Oakland, CA. The investment has an initial preferred return of 11.0% and is scheduled to mature in April 2023. As of June 30, 2019, the Company had funded $4.0 million of this commitment. The remaining committed amount is expected to be funded by the end of the year.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Common Stock

In January 2019, the Company repurchased and retired 234,061 shares totaling $57.0 million, including commissions. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result of the replenishment, as of June 30, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.

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

Subsequent Events

None.

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental income (1)	$353,167	$340,481	$700,972	$679,496
Other property (1)	6,208	6,045	12,291	11,977
Management and other fees from affiliates	2,260	2,197	4,595	4,505
Total revenues	$361,635	$348,723	$717,858	$695,978

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

(1) On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases.” As a result of this adoption certain amounts previously classified as other property revenue have been reclassified to rental income. Prior period amounts have been adjusted to conform to the current period’s presentation.

The following table presents the Company’s rental and other property-related revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Southern California	$151,966	$147,249	302,990	293,807
Northern California	140,095	129,590	276,420	258,212
Seattle Metro	60,841	58,796	121,081	117,509
Other real estate assets (1)	6,473	10,891	12,772	21,945
Total rental and other property revenues	$359,375	$346,526	$713,263	$691,473

(1) Other real estate assets consists of revenues generated from retail space, commercial properties, held for sale properties, and disposition properties. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property-related revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Same-property (1)	$340,042	$328,602	$677,394	$655,869
Acquisitions (2)	4,836	—	7,107	—
Development (3)	1,192	450	2,325	469
Redevelopment	5,223	5,036	10,435	10,060
Non-residential/other, net (4)	8,082	12,438	16,002	25,075
Total rental and other property revenues	$359,375	$346,526	$713,263	$691,473

(1) Properties that have stabilized operations as of January 1, 2018 and are consolidated by the Company for the three and six months ended June 30, 2019 and 2018. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 95%.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $4.8 million and $6.2 million as of June 30, 2019 and December 31, 2018, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2019 that was included in the December 31, 2018 deferred revenue balance was $1.4 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of June 30, 2019, the Company had $4.8 million of remaining

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

performance obligations. The Company expects to recognize approximately 19% of these remaining performance obligations in 2019, an additional 31% through 2021, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, BEX II, and BEX III, the Canadian Pension Plan Investment Board ("CPPIB"), Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), and Wesco V, LLC ("Wesco V"), own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of June 30, 2019 and December 31, 2018 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	June 30, 2019	December 31, 2018
Ownership interest in:
CPPIB	54%	$473,746	$482,507
Wesco I, Wesco III, Wesco IV, and Wesco V	52%	187,446	194,890
BEXAEW, BEX II, and BEX III	50%	117,607	121,780
Other	49%	15,071	34,093
Total operating and other co-investments, net		793,870	833,270
Total pre-development and development co-investments	50%	120,249	94,060
Total preferred interest co-investments (includes related party investments of $68.6 million and $51.8 million as of June 30, 2019 and December 31, 2018, respectively)		409,962	372,810
Total co-investments, net		$1,324,081	$1,300,140

(1) Weighted average Company ownership percentages are as of June 30, 2019.

The combined summarized entity financial information of co-investments is as follows ($ in thousands):

	June 30, 2019	December 31, 2018
Combined balance sheets: (1)
Rental properties and real estate under development	$4,419,528	$4,367,987
Other assets	81,172	104,119
Total assets	$4,500,700	$4,472,106
Debt	$2,170,899	$2,190,764
Other liabilities	122,353	106,316
Equity	2,207,448	2,175,026
Total liabilities and equity	$4,500,700	$4,472,106
Company's share of equity	$1,324,081	$1,300,140

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Combined statements of income: (1)
Property revenues	$81,832	$81,348	$165,557	$162,190
Property operating expenses	(27,835)	(26,567)	(56,554)	(53,636)
Net operating income	53,997	54,781	109,003	108,554
Interest expense	(16,080)	(13,639)	(31,195)	(30,374)
General and administrative	(2,243)	(2,388)	(4,171)	(3,880)
Depreciation and amortization	(28,937)	(31,317)	(58,872)	(62,479)
Net income	$6,737	$7,437	$14,765	$11,821
Company's share of net income (2)	$16,959	$15,049	$33,235	$47,823

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $1.8 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $3.5 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019	December 31, 2018
Notes receivable, secured, bearing interest at 10.00%, due May 2021	$16,007	$15,226
Notes receivable, secured, bearing interest at 10.75%, due September 2020	34,438	32,650
Related party note receivable, secured, bearing interest at 9.50%, due October 2019(1)	6,624	6,618
Notes and other receivables from affiliates (2)	4,003	4,457
Other receivables	13,344	12,944
Total notes and other receivables	$74,416	$71,895

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of June 30, 2019 and December 31, 2018, respectively. See Note 6, Related Party Transactions, for additional details.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.5 million and $3.2 million during the three months ended June 30, 2019 and 2018, respectively, and $6.9 million and $6.4 million during the six months ended June 30, 2019 and 2018, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.3 million and $1.0 million against general and administrative expenses for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

In June 2019, the Company acquired Brio, a 300 unit apartment home community located in Walnut Creek, CA. The Company issued DownREIT limited partnership units to an affiliate of MMC, based on a contract price of $164.9 million. The property is encumbered by $98.7 million of mortgage debt which was assumed by the Company. As a result of this transaction, the Company consolidates the property, based on a VIE analysis performed by the Company.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment will accrue interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of June 30, 2019, the Company had funded $21.3 million of the commitment. The remaining committed amount will be funded when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of June 30, 2019 and December 31, 2018, $4.0 million and $4.5 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million as of both June 30, 2019 and December 31, 2018, respectively.

(7) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Debt consists of the following ($ in thousands):

	June 30, 2019	December 31, 2018	Weighted Average Maturity In Years as of June 30, 2019
Unsecured bonds private placement - fixed rate	$274,723	$274,624	1.6
Term loan - variable rate	348,991	348,813	2.6
Bonds public offering - fixed rate	3,670,598	3,175,879	7.5
Unsecured debt, net (1)	4,294,312	3,799,316
Lines of credit (2)	117,000	—
Mortgage notes payable, net (3)	1,429,939	1,806,626	5.7
Total debt, net	$5,841,251	$5,605,942
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.9%	3.9%
Weighted average interest rate on variable rate term loan	3.0%	3.0%
Weighted average interest rate on lines of credit	3.2%	3.2%
Weighted average interest rate on mortgage notes payable	4.3%	4.3%

(1) Includes unamortized discount of $9.2 million and $7.1 million and unamortized debt issuance costs of $21.5 million and $18.5 million, as of June 30, 2019 and December 31, 2018, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of June 30, 2019, excludes unamortized debt issuance costs of $4.4 million and $3.9 million as of June 30, 2019 and December 31, 2018, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2019, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2022 with one 18-month extension, exercisable at the Company’s option. As of June 30, 2019, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of February 2021.
(3) Includes total unamortized premium of $12.3 million and $14.9 million, reduced by unamortized debt issuance costs of $3.4 million and $4.2 million, as of June 30, 2019 and December 31, 2018, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of June 30, 2019 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2019	$118,081
2020	695,580
2021	545,537
2022	693,188
2023	602,945
Thereafter	3,090,767
Total	$5,746,098

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
June 30, 2019 and 2018
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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Southern California	$151,966	$147,249	$302,990	$293,807
Northern California	140,095	129,590	276,420	258,212
Seattle Metro	60,841	58,796	121,081	117,509
Other real estate assets	6,473	10,891	12,772	21,945
Total property revenues	$359,375	$346,526	$713,263	$691,473
Net operating income:
Southern California	$108,693	$105,882	$216,122	$210,245
Northern California	104,321	96,380	205,026	190,978
Seattle Metro	43,845	40,452	85,312	82,433
Other real estate assets	7,069	9,666	13,040	18,708
Total net operating income	263,928	252,380	519,500	502,364
Management and other fees from affiliates	2,260	2,197	4,595	4,505
Corporate-level property management expenses	(8,212)	(7,782)	(16,365)	(15,552)
Depreciation and amortization	(119,465)	(119,330)	(240,033)	(238,435)
General and administrative	(13,927)	(11,125)	(27,386)	(25,938)
Expensed acquisition and investment related costs	(24)	(68)	(56)	(125)
Gain on sale of real estate and land	—	22,244	—	22,244
Interest expense	(54,112)	(56,278)	(107,755)	(111,139)
Total return swap income	1,975	2,228	4,020	4,498
Interest and other income	8,347	6,895	20,608	12,804
Equity income from co-investments	16,959	15,049	33,235	47,823
Gain on early retirement of debt, net	332	—	1,668	—
Gain on remeasurement of co-investment	—	—	31,535	—
Net income	$98,061	$106,410	$223,566	$203,049

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019	December 31, 2018
Assets:
Southern California	$4,275,854	$4,350,377
Northern California	4,549,598	4,270,238
Seattle Metro	1,451,764	1,472,916
Other real estate assets	61,082	63,022
Net reportable operating segment - real estate assets	10,338,298	10,156,553
Real estate under development	542,207	454,629
Co-investments	1,324,081	1,300,140
Cash and cash equivalents, including restricted cash	54,971	151,395
Marketable securities	215,434	209,545
Notes and other receivables	74,416	71,895
Operating lease right-of-use assets	76,205	—
Prepaid expenses and other assets	45,533	39,439
Total assets	$12,671,145	$12,383,596

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$92,275	65,718,806	$1.40	$100,440	66,047,751	$1.52
Effect of Dilutive Securities:
Stock options	—	103,009		—	48,598
Diluted:
Net income available to common stockholders	$92,275	65,821,815	$1.40	$100,440	66,096,349	$1.52

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$211,133	65,710,842	$3.21	$191,358	66,045,897	$2.90
Effect of Dilutive Securities:
Stock options	—	91,575		—	42,906
Diluted:
Net income available to common stockholders	$211,133	65,802,417	$3.21	$191,358	66,088,803	$2.90

The tables above exclude from the calculations of diluted earnings per share weighted average convertible OP Units of 2,299,284 and 2,273,098, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended June 30, 2019 and 2018, respectively, and 2,302,158 and 2,273,255 for the six months ended June 30, 2019 and 2018, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.2 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively, and $7.4 million and $6.6 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, the tables exclude all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of zero and 185,181 for the three months ended June 30, 2019 and 2018, respectively, and 106,029 and 185,470 for the six months ended June 30, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$95,503	68,018,090	$1.40	$103,900	68,320,849	$1.52
Effect of Dilutive Securities:
Stock options	—	103,009		—	48,598
Diluted:
Net income available to common unitholders	$95,503	68,121,099	$1.40	$103,900	68,369,447	$1.52

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$218,532	68,012,999	$3.21	$197,950	68,319,151	$2.90
Effect of Dilutive Securities:
Stock options	—	91,575		—	42,906
Diluted:
Net income available to common unitholders	$218,532	68,104,574	$3.21	$197,950	68,362,057	$2.90

Stock options of zero and 185,181 for the three months ended June 30, 2019 and 2018, respectively, and 106,029 and 185,470 for the six months ended June 30, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the tables exclude all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2019, the Company had entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of June 30, 2019, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $9.9 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the variable interest rate for $9.9 million of the Company’s tax exempt variable rate debt.

As of June 30, 2019 and December 31, 2018, the aggregate carrying value of the interest rate swap contracts was an asset of $1.3 million and $5.8 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both June 30, 2019 and December 31, 2018.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for the three and six months ended June 30, 2019 and 2018.

Additionally, the Company has total return swap contracts, with an aggregate notional amount of $255.7 million, that effectively convert $255.7 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $255.7 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both June 30, 2019 and December 31, 2018. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $2.0 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively, and $4.0 million and $4.5 million for the six months ended June 30, 2019 and 2018, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

(11) Lease Agreements - Company as Lessor

As of June 30, 2019, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, one commercial building, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of nine to 12 months) while commercial lease terms typically range from five to 20 years. All such leases are classified as operating leases.

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

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of June 30, 2019 is summarized as follows ($ in thousands):

Future Minimum Rent
Remaining in 2019	$511,596
2020	232,775
2021	14,872
2022	13,650
2023	12,614
Thereafter	34,218
$819,725

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
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

(12) Lease Agreements - Company as Lessee

As of June 30, 2019, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. Lease terms for the Company's office leases, in general, range between five to 10 years while ground leases and the parking lease have terms typically ranging from 20 to 85 years. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

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

As of June 30, 2019 and December 31, 2018, the Company had no material finance leases.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Supplemental condensed consolidated balance sheet information related to leases as of June 30, 2019 is as follows ($ in thousands):

	Classification	June 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$76,205
Total leased assets		$76,205

Liabilities
Operating lease liabilities	Operating lease liabilities	78,226
Total lease liabilities		$78,226

The components of lease expense for the three and six months ended June 30, 2019 were as follows ($ in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,687	$3,373
Variable lease cost	371	513
Short-term lease cost	152	284
Sublease income	(110)	(217)
Total lease cost	$2,100	$3,953

A maturity analysis of lease liabilities as of June 30, 2019 are as follows ($ in thousands):

Operating Leases
Remaining in 2019	$3,419
2020	6,855
2021	6,877
2022	6,888
2023	6,860
Thereafter	153,258
Total lease payments	$184,157
Less: Imputed interest	(105,931)
Present Value of lease liabilities	$78,226

Lease term and discount rate information for leases at June 30, 2019 are as follows:

Weighted-average of remaining lease terms (years)
Operating Leases	39
Weighted-average of discount rates
Operating Leases	4.98%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

As of December 31, 2018, in accordance with previously applicable lease accounting guidance, ASC 840, the total minimum lease commitments under operating leases was as follows ($ in thousands):

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2019, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of June 30, 2019, the Company owned or had ownership interests in 246 operating apartment communities, comprising 59,962 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, one operating commercial building, and six active developments. The Company’s apartment communities are located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2019, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 1,853 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of $0.2 billion, $0.2 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2019		As of June 30, 2018
	Apartment Homes	%	Apartment Homes	%
Southern California	22,674	46%	22,964	47%
Northern California	16,749	34%	15,970	32%
Seattle Metro	10,238	20%	10,238	21%
Total	49,661	100%	49,172	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, CPPIB, BEXAEW, BEX II, and BEX III communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended June 30, 2019 and 2018) was 96.6% and 96.7% for the three months ended June 30, 2019 and 2018, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total potential rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total potential rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,
	2019	2018
Southern California	96.7%	96.8%
Northern California	96.6%	96.7%
Seattle Metro	96.4%	96.3%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2019	2018	Change	Change
Same-Property Revenues:
Southern California	21,979	$147,158	$142,617	$4,541	3.2%
Northern California	15,685	132,043	127,189	4,854	3.8%
Seattle Metro	10,238	60,841	58,796	2,045	3.5%
Total Same-Property Revenues	47,902	340,042	328,602	11,440	3.5%
Non-Same Property Revenues		19,333	17,924	1,409	7.9%
Total Property Revenues		$359,375	$346,526	$12,849	3.7%

Same-Property Revenues increased by $11.4 million or 3.5% to $340.0 million in the second quarter of 2019 from $328.6 million in the second quarter of 2018. The increase was primarily attributable to an increase of 3.5% in average rental rates from $2,231 per apartment home in the second quarter of 2018 to $2,309 per apartment home in the second quarter of 2019.

Non-Same Property Revenues increased by $1.4 million or 7.9% to $19.3 million in the second quarter of 2019 from $17.9 million in the second quarter of 2018. The increase was primarily due to revenues generated from Marquis, which was consolidated in December 2018, Station Park Green - Phase I, a development community that began producing rental income during the first quarter of 2018, and One South Market, which was consolidated in March 2019, partially offset by the sales of Domain in the second quarter of 2018 and of 8th & Hope in the fourth quarter of 2018.

Management and other fees from affiliates remained relatively flat at $2.3 million in the second quarter of 2019 compared to the second quarter of 2018.

Property operating expenses, excluding real estate taxes increased $1.1 million or 1.9% to $59.2 million for the second quarter of 2019 compared to $58.1 million for the second quarter of 2018 primarily due to an increase of $1.2 million in maintenance and repairs expenses. Same-Property operating expenses, excluding real estate taxes, increased by $1.8 million or 3.2% to

$57.3 million in the second quarter of 2019 compared to $55.5 million in the second quarter of 2018, primarily due to an increase of $1.2 million in maintenance and repairs expenses.

Real estate taxes increased $0.3 million or 0.8% to $36.3 million for the second quarter of 2019 compared to $36.0 million for the second quarter of 2018, primarily due to increases in property valuations in Southern and Northern California, offset by favorable tax assessments in the Seattle Metro region. Same-Property real estate taxes remained relatively flat at $34.8 million in the second quarter of 2019 compared to $34.9 million in the second quarter of 2018, primarily due to increases in property valuations in Southern and Northern California, offset by favorable tax assessments in the Seattle Metro region.

Corporate-level property management expenses increased $0.4 million or 5.1% to $8.2 million in the second quarter of 2019 compared to $7.8 million in the second quarter of 2018, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $0.2 million or 0.2% to $119.5 million for the second quarter of 2019 compared to $119.3 million for the second quarter of 2018, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018, consolidation of Marquis in the fourth quarter of 2018, and consolidation of One South Market in the first quarter of 2019. The increase was partially offset by the sale of 8th & Hope in the fourth quarter of 2018.

Interest expense decreased by $2.2 million or 3.9% to $54.1 million for the second quarter of 2019 compared to $56.3 million for the second quarter of 2018, primarily due to debt that was paid off or matured, as well as regular principal amortization during and after the second quarter of 2018, which resulted in a decrease in interest expense of $5.7 million for the second quarter of 2019. Additionally, there was a $2.2 million increase in capitalized interest in the second quarter of 2019, due to an increase in development costs as compared to the same period in 2018. These decreases to interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $500.0 million senior unsecured notes due March 1, 2029 in February and March 2019, which resulted in an increase of $5.7 million interest expense for the second quarter of 2019.

Total return swap income of $2.0 million in the second quarter of 2019 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes. The decrease of $0.2 million or 9.1% from $2.2 million for the second quarter of 2018 was due to less favorable interest rates.

Interest and other income increased by $1.4 million or 20.3% to $8.3 million for the second quarter of 2019 compared to $6.9 million for the second quarter of 2018, primarily due to an increase of $1.4 million in marketable securities and other income.

Equity income from co-investments increased $2.0 million or 13.3% to $17.0 million for the second quarter of 2019 compared to $15.0 million for the second quarter of 2018, primarily due to an increase of $1.3 million in income from preferred equity investments.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Our average financial occupancy for the Company's stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the six months ended June 30, 2019 and 2018) was 96.8% and 96.9% for the six months ended June 30, 2019 and 2018, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018
Southern California	96.7%	96.9%
Northern California	96.8%	97.1%
Seattle Metro	96.7%	96.6%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2019	2018	Change	Change
Same-Property Revenues:
Southern California	21,979	$293,380	$284,534	$8,846	3.1%
Northern California	15,685	262,933	253,826	9,107	3.6%
Seattle Metro	10,238	121,081	117,509	3,572	3.0%
Total Same-Property Revenues	47,902	677,394	655,869	21,525	3.3%
Non-Same Property Revenues		35,869	35,604	265	0.7%
Total Property Revenues		$713,263	$691,473	$21,790	3.2%

Same-Property Revenues increased by $21.5 million or 3.3% to $677.4 million in the six months ended June 30, 2019 from $655.9 million in the six months ended June 30, 2018. The increase was primarily attributable to an increase of 3.4% in average rental rates from $2,219 per apartment home in the six months ended June 30, 2018 to $2,295 per apartment home in the six months ended June 30, 2019.

Non-Same Property Revenues increased by $0.3 million or 0.7% to $35.9 million in the six months ended June 30, 2019 from $35.6 million in the six months ended June 30, 2018.  The increase was primarily due to revenues generated from Marquis, which was consolidated in December 2018, Station Park Green - Phase I, a development community that began producing rental income during the first quarter of 2018, and One South Market, which was consolidated in March 2019, partially offset by the sales of Domain in the second quarter of 2018 and of 8th & Hope in the fourth quarter of 2018.

Management and other fees from affiliates remained relatively flat at $4.6 million for the six months ended June 30, 2019 and 2018.

Property operating expenses, excluding real estate taxes increased $2.7 million or 2.3% to $118.1 million for the six months ended June 30, 2019 compared to $115.4 million for the six months ended June 30, 2018 primarily due to an increase of $1.4 million in maintenance and repairs as well as an increase of $1.3 million in utilities expenses. Same-Property operating expenses, excluding real estate taxes, increased by $3.3 million or 3.0% to $114.5 million for the six months ended June 30, 2019 compared to $111.2 million for the six months ended June 30, 2018, primarily due to a $1.4 million increase in maintenance and repairs expense and an increase of $1.2 million in utilities expenses.

Real estate taxes increased $2.0 million or 2.7% to $75.7 million for the six months ended June 30, 2019 compared to $73.7 million for the six months ended June 30, 2018 primarily due to increases in property valuations in Southern and Northern California, offset by favorable tax assessments in the Seattle Metro region. Same-Property real estate taxes increased by $1.9 million or 2.7% to $72.1 million for the six months ended June 30, 2019 compared to $70.2 million for the six months ended June 30, 2018 primarily due to increases in property valuations in Southern and Northern California, offset by favorable tax assessments in the Seattle Metro region.

Corporate-level property management expenses increased $0.8 million or 5.1% to $16.4 million for the six months ended June 30, 2019 compared to $15.6 million for the six months ended June 30, 2018 primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $1.6 million or 0.7% to $240.0 million for the six months ended June 30, 2019 compared to $238.4 million for the six months ended June 30, 2018, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018, consolidation of Marquis in the fourth quarter of 2018, and consolidation of One South Market in the first quarter of 2019. The increase was partially offset by the sales of Domain in the second quarter of 2018 and of 8th & Hope in the fourth quarter of 2018.

Interest expense decreased $3.3 million or 3.0% to $107.8 million for the six months ended June 30, 2019 compared to $111.1 million for the six months ended June 30, 2018, primarily due to various debt that was paid off or matured and regular principal amortization during and after the six months ended June 30, 2018, which resulted in a decrease in interest expense of $10.3 million for the six months ended June 30, 2019. Additionally, there was a $3.9 million increase in capitalized interest in the six months ended June 30, 2019, which was due to an increase in development costs as compared to the same period in 2018.

These decreases to interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $300.0 million senior unsecured notes due March 15, 2048 in March 2018 and $500.0 million senior unsecured notes due March 1, 2029 in February and March 2019, which resulted in an increase of $10.9 million interest expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Total return swap income of $4.0 million for the six months ended June 30, 2019 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes. The decrease of $0.5 million or 11.1% from $4.5 million for the six months ended June 30, 2018 was due to less favorable interest rates.

Interest and other income increased by $7.8 million or 60.9% to $20.6 million for the six months ended June 30, 2019 compared to $12.8 million for the six months ended June 30, 2018, primarily due to an increase of $5.2 million in unrealized gains and losses on marketable securities recognized through income and an increase in marketable securities and other income of $2.8 million.

Equity income from co-investments decreased $14.6 million or 30.5% to $33.2 million for the six months ended June 30, 2019 compared to $47.8 million for the six months ended June 30, 2018, primarily due to a decrease in promote income. In the first quarter of 2019, the Company recognized $0.8 million of promote income from the acquisition of One South Market compared to $20.5 million recognized in first quarter of 2018 from the BEXAEW joint venture, resulting in a decrease of $19.7 million in promote income. The decrease was partially offset by an increase of $3.4 million in income from preferred equity investments.

Gain on remeasurement of co-investment of $31.5 million for the six months ended June 30, 2019 resulted from the purchase of the Company's joint venture partner's 45.0% membership interest in the One South Market co-investment in March 2019.

Liquidity and Capital Resources

As of June 30, 2019, the Company had $38.2 million of unrestricted cash and cash equivalents and $215.4 million in marketable securities, of which $77.3 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2019, Fitch Ratings, Moody’s Investor Service, and Standard and Poor's credit agencies rate the Company and the Operating Partnership, BBB+/Positive, Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2019, the Company had two unsecured lines of credit aggregating $1.24 billion. As of June 30, 2019, there was $117.0 million outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of June 30, 2019. This facility is scheduled to mature in December 2022, with one 18-month extension, exercisable at the Company's option. As of June 30, 2019, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of June 30, 2019. This facility is scheduled to mature in February 2021.

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

In September 2018, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. During the six months ended June 30, 2019, the Company did not sell any shares of its common stock through the 2018 ATM Program. As of June 30, 2019, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under this program.

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. During the six months ended June 30, 2019, the Company repurchased and retired 234,061 shares of its common stock totaling $57.0 million, including commissions, at an average price of $243.48 per share. As of June 30, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2019, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,853 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of approximately $0.2 billion, $0.2 billion of which represents the Company's estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of June 30, 2019, the Company had ownership interests in five major redevelopment communities aggregating 1,727 apartment homes with estimated redevelopment costs of $140.1 million, of which approximately $22.8 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of June 30, 2019, the Company had an interest in 806 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs total approximately $0.1 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $0.1 billion. In addition, the Company had an interest in 10,301 apartment homes of operating communities with joint ventures for a total book value of $0.8 billion as of June 30, 2019.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from economic conditions, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; there may be a downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2018, and in the Company's other filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the six months ended June 30, 2019 and 2018 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$92,275	$100,440	$211,133	$191,358
Adjustments:
Depreciation and amortization	119,465	119,330	240,033	238,435
Gains not included in FFO attributable to common stockholders and unitholders	(870)	(22,244)	(32,405)	(22,244)
Depreciation and amortization from unconsolidated co-investments	14,631	15,720	29,821	31,579
Noncontrolling interest related to Operating Partnership units	3,228	3,460	7,399	6,592
Depreciation attributable to third party ownership and other	(236)	(233)	(466)	(465)
Funds from operations attributable to common stockholders and unitholders	$228,493	$216,473	$455,515	$445,255
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.36	$3.17	$6.69	$6.52
Non-core items:
Expensed acquisition and investment related costs	24	68	56	125
(Gain) loss on sale of marketable securities	(556)	131	(498)	(549)
Unrealized losses (gains) on marketable securities	56	(122)	(4,454)	754
Unrealized gain on unconsolidated co-investments	—	—	(314)	—
Interest rate hedge ineffectiveness (1)	—	40	181	96
Gain on early retirement of debt from unconsolidated co-investments	(332)	—	(1,668)	—
Co-investment promote income	—	—	(809)	(20,541)
Income from early redemption of preferred equity investments	(732)	(1,578)	(832)	(1,602)
General and administrative and other, net	—	—	—	2,433
Insurance reimbursements and legal settlements, net	(38)	(450)	(248)	(450)
Core Funds from Operations attributable to common stockholders and unitholders	$226,915	$214,562	$446,929	$425,521
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.33	$3.14	$6.57	$6.23
Weighted average number shares outstanding, diluted (2)	68,079,855	68,331,709	68,063,937	68,324,230

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
(2) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of the Company's common stock and excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Net Operating Income

Net operating income ("NOI") and Same-Property NOI are considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s condensed consolidated statements of income and comprehensive income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenues less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to NOI and Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings from operations	$124,560	$138,516	$240,255	$249,063
Adjustments:
Corporate-level property management expenses	8,212	7,782	16,365	15,552
Depreciation and amortization	119,465	119,330	240,033	238,435
Management and other fees from affiliates	(2,260)	(2,197)	(4,595)	(4,505)
General and administrative	13,927	11,125	27,386	25,938
Expensed acquisition and investment related costs	24	68	56	125
Gain on sale of real estate and land	—	(22,244)	—	(22,244)
NOI	263,928	252,380	519,500	502,364
Less: Non-Same Property NOI	(15,959)	(14,224)	(28,697)	(27,886)
Same-Property NOI	$247,969	$238,156	$490,803	$474,478

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2019, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of June 30, 2019, the Company also had $269.3 million of secured variable rate indebtedness, of which $9.9 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of June 30, 2019. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2019. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2019.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	+50	-50
($ in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$1,338	$3,503	$(863)
Interest rate caps	9,924	2019	—	—	—
Total cash flow hedges	$184,924	2019-2022	$1,338	$3,503	$(863)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $255.7 million that effectively convert $255.7 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at June 30, 2019. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$117,776	694,928	544,824	342,408	602,093	2,824,736	$5,126,765	$5,298,152
Average interest rate	5.1%	5.0%	4.5%	3.8%	3.7%	3.9%	4.1%
Variable rate debt (1)	$305	652	713	467,780	852	266,031	$736,333	$731,305
Average interest rate	2.7%	2.7%	2.7%	3.0%	2.7%	2.6%	2.9%

(1) $175.0 million is subject to interest rate swap agreements, $9.9 million is subject to interest rate caps, and $255.7 million is subject to total return swaps.

The table incorporates only those exposures that exist as of June 30, 2019. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2019, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that

Index

information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2019, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2019, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2019, Essex issued an aggregate of 11,025 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the exchange of OP Units and DownREIT limited partnership units. Essex contributed the proceeds of $2.0 million from the option exercises during the three months ended June 30, 2019 to the Operating Partnership in exchange for an aggregate of 9,435 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting

Index

of restricted stock awards and the exchange of OP Units and DownREIT limited partnership units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2019, 1,590 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In February 2019, the board of directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result of the replenishment, as of June 30, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended June 30, 2019.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
31.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 25, 2019

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 25, 2019

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: July 25, 2019

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 25, 2019

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer