Form 10-Q
period 2019-09-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2019-10-25
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,081,652 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 22, 2019.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2019 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership's condensed consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and co-investment partners. The noncontrolling interest in Essex's condensed consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s condensed consolidated financial statements and (ii) OP Unitholders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at Essex and Operating Partnership levels.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	September 30, 2019	December 31, 2018
Real estate:
Rental properties:
Land and land improvements	$2,766,344	$2,701,356
Buildings and improvements	11,180,806	10,664,745
	13,947,150	13,366,101
Less: accumulated depreciation	(3,567,632)	(3,209,548)
	10,379,518	10,156,553
Real estate under development	562,338	454,629
Co-investments	1,413,861	1,300,140
	12,355,717	11,911,322
Cash and cash equivalents-unrestricted	74,031	134,465
Cash and cash equivalents-restricted	17,695	16,930
Marketable securities	216,894	209,545
Notes and other receivables (includes related party receivables of $144.6 million and $11.1 million as of September 30, 2019 and December 31, 2018, respectively)	216,541	71,895
Operating lease right-of-use assets	75,478	—
Prepaid expenses and other assets	41,536	39,439
Total assets	$12,997,892	$12,383,596

LIABILITIES AND EQUITY
Unsecured debt, net	$4,686,171	$3,799,316
Mortgage notes payable, net	1,141,970	1,806,626
Lines of credit	220,000	—
Accounts payable and accrued liabilities	193,341	127,086
Construction payable	53,214	59,345
Dividends payable	135,492	128,529
Operating lease liabilities	77,495	—
Other liabilities	36,128	33,375
Total liabilities	6,543,811	5,954,277
Commitments and contingencies
Redeemable noncontrolling interest	39,077	35,475
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 66,081,635 and 65,890,322 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,131,642	7,093,079
Distributions in excess of accumulated earnings	(887,521)	(812,796)
Accumulated other comprehensive loss, net	(19,028)	(13,217)
Total stockholders' equity	6,225,100	6,267,073
Noncontrolling interest	189,904	126,771
Total equity	6,415,004	6,393,844
Total liabilities and equity	$12,997,892	$12,383,596

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property	$364,504	$348,610	$1,077,767	$1,040,083
Management and other fees from affiliates	2,428	2,307	7,023	6,812
	366,932	350,917	1,084,790	1,046,895
Expenses:
Property operating, excluding real estate taxes	63,181	59,100	181,241	174,461
Real estate taxes	39,290	38,675	114,993	112,423
Corporate-level property management expenses	8,255	7,761	24,620	23,313
Depreciation and amortization	120,809	120,852	360,842	359,287
General and administrative	11,345	10,601	38,731	36,539
Expensed acquisition and investment related costs	13	31	69	156
	242,893	237,020	720,496	706,179
Gain on sale of real estate and land	—	—	—	22,244
Earnings from operations	124,039	113,897	364,294	362,960
Interest expense	(54,896)	(55,196)	(162,651)	(166,335)
Total return swap income	2,154	2,184	6,174	6,682
Interest and other income	8,685	8,437	29,293	21,241
Equity income from co-investments	21,700	16,788	54,935	64,611
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,457)	—	(1,457)	—
Gain on early retirement of debt, net	5,475	—	7,143	—
Gain on remeasurement of co-investment	—	—	31,535	—
Net income	105,700	86,110	329,266	289,159
Net income attributable to noncontrolling interest	(6,365)	(5,135)	(18,798)	(16,826)
Net income available to common stockholders	$99,335	$80,975	$310,468	$272,333
Comprehensive income	$105,663	$89,100	$323,071	$301,708
Comprehensive income attributable to noncontrolling interest	(6,364)	(5,235)	(18,589)	(17,243)
Comprehensive income attributable to controlling interest	$99,299	$83,865	$304,482	$284,465
Per share data:
Basic:
Net income available to common stockholders	$1.51	$1.23	$4.72	$4.12
Weighted average number of shares outstanding during the period	65,850,524	66,052,108	65,757,914	66,047,990
Diluted:
Net income available to common stockholders	$1.51	$1.22	$4.71	$4.12
Weighted average number of shares outstanding during the period	65,973,085	66,103,812	65,857,660	66,093,004

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
Three Months Ended September 30, 2019	Shares	Amount					Total
Balances at June 30, 2019	65,727	$7	$7,031,886	$(857,994)	$(18,992)	$190,209	$6,345,116
Net income	—	—	—	99,335	—	6,365	105,700
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(12)	—	(12)
Change in fair value of marketable debt securities, net	—	—	—	—	(24)	(1)	(25)
Issuance of common stock under:
Stock option and restricted stock plans, net	126	—	27,679	—	—	—	27,679
Sale of common stock, net	228	—	72,631	—	—	—	72,631
Equity based compensation costs	—	—	1,544	—	—	270	1,814
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,309)	—	—	62	(2,247)
Distributions to noncontrolling interest	—	—	—	—	—	(6,789)	(6,789)
Redemptions of noncontrolling interest	1	—	211	—	—	(212)	(1)
Common stock dividends ($1.95 per share)	—	—	—	(128,862)	—	—	(128,862)
Balances at September 30, 2019	66,082	$7	$7,131,642	$(887,521)	$(19,028)	$189,904	$6,415,004

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
Nine Months Ended September 30, 2019	Shares	Amount					Total
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	310,468	—	18,798	329,266
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(31)	(1)	(32)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,152)	(214)	(6,366)
Change in fair value of marketable debt securities, net	—	—	—	—	197	6	203
Issuance of common stock under:
Stock option and restricted stock plans, net	188	—	32,907	—	—	—	32,907
Sale of common stock, net	228	—	72,549	—	—	—	72,549
Equity based compensation costs	—	—	7,016	—	—	898	7,914
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,048)	—	—	1,373	(3,675)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(20,897)	(20,897)
Redemptions of noncontrolling interest	10	—	(11,872)	—	—	(2,308)	(14,180)
Common stock dividends ($5.85 per share)	—	—	—	(385,193)	—	—	(385,193)
Balances at September 30, 2019	66,082	$7	$7,131,642	$(887,521)	$(19,028)	$189,904	$6,415,004

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
Three Months Ended September 30, 2018	Shares	Amount					Total
Balances at June 30, 2018	66,050	$7	$7,131,809	$(766,193)	$(11,438)	$120,498	$6,474,683
Net income	—	—	—	80,975	—	5,135	86,110
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	4	—	4
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	2,875	99	2,974
Change in fair value of marketable debt securities, net	—	—	—	—	11	1	12
Issuance of common stock under:
Stock option and restricted stock plans, net	5	—	887	—	—	—	887
Sale of common stock, net	—	—	(130)	—	—	—	(130)
Equity based compensation costs	—	—	1,496	—	—	251	1,747
Changes in the redemption value of redeemable noncontrolling interest	—	—	(386)	—	—	(22)	(408)
Distributions to noncontrolling interest	—	—	—	—	—	(6,884)	(6,884)
Redemptions of noncontrolling interest	—	—	(89)	—	—	(11)	(100)
Common stock dividends ($1.86 per share)	—	—	—	(122,867)	—	—	(122,867)
Balances at September 30, 2018	66,055	$7	$7,133,587	$(808,085)	$(8,548)	$119,067	$6,436,028

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest
Nine Months Ended September 30, 2018	Shares	Amount					Total
Balances at December 31, 2017	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	272,333	—	16,826	289,159
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	6	—	6
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	12,210	420	12,630
Change in fair value of marketable debt securities, net	—	—	—	—	(84)	(3)	(87)
Issuance of common stock under:
Stock option and restricted stock plans, net	17	—	2,751	—	—	—	2,751
Sale of common stock, net	—	—	(483)	—	—	—	(483)
Equity based compensation costs	—	—	7,697	—	—	864	8,561
Retirement of common stock, net	(17)	—	(3,774)	—	—	—	(3,774)
Cumulative effect upon adoption of ASU No. 2016-01	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	—	—	119,651	—	4,057	123,708
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,032)	—	—	(221)	(2,253)
Distributions to noncontrolling interest	—	—	—	—	—	(22,281)	(22,281)
Redemptions of noncontrolling interest	1	—	(143)	—	—	(14)	(157)
Common stock dividends ($5.58 per share)	—	—	—	(368,577)	—	—	(368,577)
Balances at September 30, 2018	66,055	$7	$7,133,587	$(808,085)	$(8,548)	$119,067	$6,436,028

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$329,266	$289,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,842	359,287
Amortization of discount on marketable securities	(16,673)	(12,949)
Amortization of discount (premium) and debt financing costs, net	3,454	(1,958)
Gain on sale of marketable securities	(737)	(669)
Unrealized (gain) loss on equity securities recognized through income	(4,280)	(426)
Company's share of gain on the sales of co-investments	(870)	—
Earnings from co-investments	(54,065)	(64,611)
Operating distributions from co-investments	64,628	80,232
Accrued interest from notes and other receivables	(4,523)	(4,016)
Gain on the sale of real estate and land	—	(22,244)
Equity-based compensation	6,748	7,209
Gain on early retirement of debt, net	(7,143)	—
Gain on remeasurement of co-investment	(31,535)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(4,192)	(4,044)
Accounts payable, accrued liabilities, and operating lease liabilities	64,281	55,469
Other liabilities	1,726	698
Net cash provided by operating activities	706,927	681,137
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(93,389)	(7,807)
Redevelopment	(55,027)	(54,656)
Development acquisitions of and additions to real estate under development	(130,593)	(131,867)
Capital expenditures on rental properties	(69,348)	(54,890)
Investments in notes receivable	(140,663)	—
Collections of notes and other receivables	2,500	29,500
Proceeds from insurance for property losses	3,599	1,237
Proceeds from dispositions of real estate	—	130,730
Contributions to co-investments	(306,233)	(100,202)
Changes in refundable deposits	325	(3,804)
Purchases of marketable securities	(42,653)	(29,130)
Sales and maturities of marketable securities	57,165	22,501
Non-operating distributions from co-investments	70,064	62,564
Net cash used in investing activities	(704,253)	(135,824)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	892,762	298,773
Payments on unsecured debt and mortgage notes	(800,746)	(162,317)
Proceeds from lines of credit	1,485,034	454,170
Repayments of lines of credit	(1,265,034)	(633,170)
Retirement of common stock	(56,989)	(3,774)
Additions to deferred charges	(9,446)	(4,093)
Net proceeds from issuance of common stock	72,549	(483)
Net proceeds from stock options exercised	36,422	2,751
Payments related to tax withholding for share-based compensation	(3,515)	(23)

	Nine Months Ended September 30,
	2019	2018
Distributions to noncontrolling interest	(20,269)	(22,137)
Redemption of noncontrolling interest	(14,180)	(157)
Redemption of redeemable noncontrolling interest	(73)	(43)
Common and preferred stock dividends paid	(378,858)	(361,310)
Net cash used in financing activities	(62,343)	(431,813)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(59,669)	113,500
Unrestricted and restricted cash and cash equivalents at beginning of period	151,395	61,126
Unrestricted and restricted cash and cash equivalents at end of period	$91,726	$174,626

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $19.0 million and $13.3 million capitalized in 2019 and 2018, respectively)	$145,001	$146,039
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,097	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT limited partnership units in connection with acquisition of real estate	$65,472	$—
Transfers between real estate under development to rental properties, net	$14,501	$99,547
Transfer from real estate under development to co-investments	$106	$640
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$3,675	$2,253
Redemption of redeemable noncontrolling interest via reduction of note receivable	$—	$4,751
Initial recognition of operating lease right-of-use assets	$77,645	$—
Initial recognition of operating lease liabilities	$79,693	$—
Debt assumed in connection with acquisition	$143,006	$—
Repayment of mortgage note from new financing proceeds	$—	$52,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	September 30, 2019	December 31, 2018
Real estate:
Rental properties:
Land and land improvements	$2,766,344	$2,701,356
Buildings and improvements	11,180,806	10,664,745
	13,947,150	13,366,101
Less: accumulated depreciation	(3,567,632)	(3,209,548)
	10,379,518	10,156,553
Real estate under development	562,338	454,629
Co-investments	1,413,861	1,300,140
	12,355,717	11,911,322
Cash and cash equivalents-unrestricted	74,031	134,465
Cash and cash equivalents-restricted	17,695	16,930
Marketable securities	216,894	209,545
Notes and other receivables (includes related party receivables of $144.6 million and $11.1 million as of September 30, 2019 and December 31, 2018, respectively)	216,541	71,895
Operating lease right-of-use assets	75,478	—
Prepaid expenses and other assets	41,536	39,439
Total assets	$12,997,892	$12,383,596

LIABILITIES AND CAPITAL
Unsecured debt, net	$4,686,171	$3,799,316
Mortgage notes payable, net	1,141,970	1,806,626
Lines of credit	220,000	—
Accounts payable and accrued liabilities	193,341	127,086
Construction payable	53,214	59,345
Distributions payable	135,492	128,529
Operating lease liabilities	77,495	—
Other liabilities	36,128	33,375
Total liabilities	6,543,811	5,954,277
Commitments and contingencies
Redeemable noncontrolling interest	39,077	35,475
Capital:
General Partner:
Common equity (66,081,635 and 65,890,322 units issued and outstanding, respectively)	6,244,128	6,280,290
	6,244,128	6,280,290
Limited Partners:
Common equity (2,298,237 and 2,305,389 units issued and outstanding, respectively)	57,002	59,061
Accumulated other comprehensive loss	(15,752)	(9,738)
Total partners' capital	6,285,378	6,329,613
Noncontrolling interest	129,626	64,231
Total capital	6,415,004	6,393,844
Total liabilities and capital	$12,997,892	$12,383,596

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property	$364,504	$348,610	$1,077,767	$1,040,083
Management and other fees from affiliates	2,428	2,307	7,023	6,812
	366,932	350,917	1,084,790	1,046,895
Expenses:
Property operating, excluding real estate taxes	63,181	59,100	181,241	174,461
Real estate taxes	39,290	38,675	114,993	112,423
Corporate-level property management expenses	8,255	7,761	24,620	23,313
Depreciation and amortization	120,809	120,852	360,842	359,287
General and administrative	11,345	10,601	38,731	36,539
Expensed acquisition and investment related costs	13	31	69	156
	242,893	237,020	720,496	706,179
Gain on sale of real estate and land	—	—	—	22,244
Earnings from operations	124,039	113,897	364,294	362,960
Interest expense	(54,896)	(55,196)	(162,651)	(166,335)
Total return swap income	2,154	2,184	6,174	6,682
Interest and other income	8,685	8,437	29,293	21,241
Equity income from co-investments	21,700	16,788	54,935	64,611
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,457)	—	(1,457)	—
Gain on early retirement of debt, net	5,475	—	7,143	—
Gain on remeasurement of co-investment	—	—	31,535	—
Net income	105,700	86,110	329,266	289,159
Net income attributable to noncontrolling interest	(2,901)	(2,346)	(7,935)	(7,445)
Net income available to common unitholders	$102,799	$83,764	$321,331	$281,714
Comprehensive income	$105,663	$89,100	$323,071	$301,708
Comprehensive income attributable to noncontrolling interest	(2,901)	(2,346)	(7,935)	(7,445)
Comprehensive income attributable to controlling interest	$102,762	$86,754	$315,136	$294,263
Per unit data:
Basic:
Net income available to common unitholders	$1.51	$1.23	$4.72	$4.12
Weighted average number of common units outstanding during the period	68,148,913	68,325,091	68,058,802	68,321,153
Diluted:
Net income available to common unitholders	$1.51	$1.23	$4.71	$4.12
Weighted average number of common units outstanding during the period	68,271,474	68,376,795	68,158,548	68,366,167

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and nine months ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
Three months ended September 30, 2019	Units	Amount	Units	Amount			Total
Balances at June 30, 2019	65,727	$6,173,899	2,299	$57,726	$(15,715)	$129,206	$6,345,116
Net income	—	99,335	—	3,464	—	2,901	105,700
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(12)	—	(12)
Change in fair value of marketable debt securities, net	—	—	—	—	(25)	—	(25)
Issuance of common units under:
General partner's stock based compensation, net	126	27,679	—	—	—	—	27,679
Sale of common stock by general partner, net	228	72,631	—	—	—	—	72,631
Equity based compensation costs	—	1,544	—	270	—	—	1,814
Changes in redemption value of redeemable noncontrolling interest	—	(2,309)	—	61	—	1	(2,247)
Distributions to noncontrolling interest	—	—	—	—	—	(2,302)	(2,302)
Redemptions	1	211	(1)	(32)		(180)	(1)
Distributions declared ($1.95 per unit)	—	(128,862)	—	(4,487)	—	—	(133,349)
Balances at September 30, 2019	66,082	$6,244,128	2,298	$57,002	$(15,752)	$129,626	$6,415,004

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
Nine months ended September 30, 2019	Units	Amount	Units	Amount			Total
Balances at December 31, 2018	65,890	$6,280,290	2,305	$59,061	$(9,738)	$64,231	$6,393,844
Net income	—	310,468	—	10,863	—	7,935	329,266
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(32)	—	(32)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,366)	—	(6,366)
Change in fair value of marketable debt securities, net	—	—	—	—	203	—	203
Issuance of common units under:
General partner's stock based compensation, net	188	32,907	—	—	—	—	32,907
Sale of common stock by general partner, net	228	72,549	—	—	—	—	72,549
Equity based compensation costs	—	7,016	3	898	—	—	7,914
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in redemption value of redeemable noncontrolling interest	—	(5,048)	—	63	—	1,310	(3,675)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(7,412)	(7,412)
Redemptions	10	(11,872)	(10)	(398)	—	(1,910)	(14,180)
Distributions declared ($5.85 per unit)	—	(385,193)	—	(13,485)	—	—	(398,678)
Balances at September 30, 2019	66,082	$6,244,128	2,298	$57,002	$(15,752)	$129,626	$6,415,004

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
Three months ended September 30, 2018	Units	Amount	Units	Amount			Total
Balances at June 30, 2018	66,050	$6,365,623	2,273	$52,339	$(7,898)	$64,619	$6,474,683
Net income	—	80,975	—	2,789	—	2,346	86,110
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	4	—	4
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	2,974	—	2,974
Change in fair value of marketable debt securities, net	—	—	—	—	12	—	12
Issuance of common units under:
General partner's stock based compensation, net	5	887	—	—	—	—	887
Sale of common stock by general partner, net	—	(130)	—	—	—	—	(130)
Equity based compensation costs	—	1,496	—	251	—	—	1,747
Changes in redemption value of redeemable noncontrolling interest	—	(386)	—	(34)	—	12	(408)
Distributions to noncontrolling interest	—	—	—	—	—	(2,632)	(2,632)
Redemptions	—	(89)	—	—	—	(11)	(100)
Distributions declared ($1.86 per unit)	—	(122,867)	—	(4,252)	—	—	(127,119)
Balances at September 30, 2018	66,055	$6,325,509	2,273	$51,093	$(4,908)	$64,334	$6,436,028

	General Partner		Limited Partners		Accumulated other comprehensive loss
	Common Equity		Common Equity			Noncontrolling Interest
Nine months ended September 30, 2018	Units	Amount	Units	Amount			Total
Balances at December 31, 2017	66,054	$6,295,852	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	272,333	—	9,381	—	7,445	289,159
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	6	—	6
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	12,630	—	12,630
Change in fair value of marketable debt securities, net	—	—	—	—	(87)	—	(87)
Issuance of common units under:
General partner's stock based compensation, net	17	2,751	—	—	—	—	2,751
Sale of common stock by general partner, net	—	(483)	—	—	—	—	(483)
Equity based compensation costs	—	7,697	5	864	—	—	8,561
Retirement of common units, net	(17)	(3,774)	—	—	—	—	(3,774)
Cumulative effect upon adoption of ASU No. 2016-01	—	2,234	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	119,651	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(2,032)	—	(233)	—	12	(2,253)
Distributions to noncontrolling interest	—	—	—	—	—	(9,522)	(9,522)
Redemptions	1	(143)	—	(3)	—	(11)	(157)
Distributions declared ($5.58 per unit)	—	(368,577)	—	(12,759)	—	—	(381,336)
Balances at September 30, 2018	66,055	$6,325,509	2,273	$51,093	$(4,908)	$64,334	$6,436,028

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$329,266	$289,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,842	359,287
Amortization of discount on marketable securities	(16,673)	(12,949)
Amortization of discount (premium) and debt financing costs, net	3,454	(1,958)
Gain on sale of marketable securities	(737)	(669)
Unrealized (gain) loss on equity securities recognized through income	(4,280)	(426)
Company's share of gain on the sales of co-investment	(870)	—
Earnings from co-investments	(54,065)	(64,611)
Operating distributions from co-investments	64,628	80,232
Accrued interest from notes and other receivables	(4,523)	(4,016)
Gain on the sale of real estate and land	—	(22,244)
Equity-based compensation	6,748	7,209
Gain on early retirement of debt	(7,143)	—
Gain on remeasurement of co-investment	(31,535)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(4,192)	(4,044)
Accounts payable, accrued liabilities, and operating lease liabilities	64,281	55,469
Other liabilities	1,726	698
Net cash provided by operating activities	706,927	681,137
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(93,389)	(7,807)
Redevelopment	(55,027)	(54,656)
Development acquisitions of and additions to real estate under development	(130,593)	(131,867)
Capital expenditures on rental properties	(69,348)	(54,890)
Investments in notes receivable	(140,663)	—
Collections of notes receivable	2,500	29,500
Proceeds from insurance for property losses	3,599	1,237
Proceeds from dispositions of real estate	—	130,730
Contributions to co-investments	(306,233)	(100,202)
Changes in refundable deposits	325	(3,804)
Purchases of marketable securities	(42,653)	(29,130)
Sales and maturities of marketable securities	57,165	22,501
Non-operating distributions from co-investments	70,064	62,564
Net cash used in investing activities	(704,253)	(135,824)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	892,762	298,773
Payments on unsecured debt and mortgage notes	(800,746)	(162,317)
Proceeds from lines of credit	1,485,034	454,170
Repayments of lines of credit	(1,265,034)	(633,170)
Retirement of common units	(56,989)	(3,774)
Additions to deferred charges	(9,446)	(4,093)
Net proceeds from issuance of common units	72,549	(483)
Net proceeds from stock options exercised	36,422	2,751
Payments related to tax withholding for share-based compensation	(3,515)	(23)

	Nine Months Ended September 30,
	2019	2018
Distributions to noncontrolling interest	(5,978)	(6,615)
Redemption of noncontrolling interests	(14,180)	(157)
Redemption of redeemable noncontrolling interests	(73)	(43)
Common and preferred units and preferred interest distributions paid	(393,149)	(376,832)
Net cash used in financing activities	(62,343)	(431,813)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(59,669)	113,500
Unrestricted and restricted cash and cash equivalents at beginning of period	151,395	61,126
Unrestricted and restricted cash and cash equivalents at end of period	$91,726	$174,626

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $19.0 million and $13.3 million capitalized in 2019 and 2018, respectively)	$145,001	$146,039
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,097	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT limited partnership units in connection with acquisition of real estate	$65,472	$—
Transfers between real estate under development to rental properties, net	$14,501	$99,547
Transfer from real estate under development to co-investments	$106	$640
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$3,675	$2,253
Redemption of redeemable noncontrolling interest via reduction of note receivable	$—	$4,571
Initial recognition of operating lease right-of-use assets	$77,645	$—
Initial recognition of operating lease liabilities	$79,693	$—
Debt assumed in connection with acquisition	$143,006	$—
Repayment of mortgage note from new financing proceeds	$—	$52,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both September 30, 2019 and December 31, 2018. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,298,237 and 2,305,389 as of September 30, 2019 and December 31, 2018, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $750.7 million and $565.3 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the Company owned or had ownership interests in 249 operating apartment communities, aggregating 60,620 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, one operating commercial building, and seven active developments. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Measurement of Credit Losses on Financial Instruments," which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The FASB additionally issued various updates to clarify and amend the guidance provided in ASU 2016-13. In May 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which, with respect to credit losses, among other things, clarifies and addresses issues related to accrued interest, transfers between classifications of loans or debt securities, recoveries, and variable interest rates. Additionally, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," which allows entities to irrevocably elect the fair value option on certain financial instruments. The new standards will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company is currently in the process of evaluating the impact of these amendments, with a focus on investments in mortgage backed securities and mezzanine loans, and does not expect the adoption to have a material impact on the Company's consolidated results of operations or financial position.

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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements). As of September 30, 2019 and December 31, 2018, $4.9 million and $6.7 million, respectively, of equity securities presented within common stock and stock funds in the tables below, represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of September 30, 2019 and December 31, 2018, equity securities and debt securities consisted primarily of investment-grade unsecured bonds, U.S. treasury securities, common stock and stock funds, and investments in mortgage backed securities. As of September 30, 2019 and December 31, 2018, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

As of September 30, 2019 and December 31, 2018, marketable securities consist of the following ($ in thousands):

	September 30, 2019
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$27,883	$576	$28,459
Common stock and stock funds	37,123	1,465	38,588

Debt securities:
Available for sale
U.S. treasury securities	4,915	(15)	4,900
Investment-grade unsecured debt	1,048	10	1,058
Held to maturity
Mortgage backed securities	143,889	—	143,889
Total - Marketable securities	$214,858	$2,036	$216,894

	December 31, 2018
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$31,934	$(568)	$31,366
Common stock and stock funds	39,731	(1,671)	38,060

Debt securities:
Available for sale
U.S. treasury securities	8,983	(31)	8,952
Investment-grade unsecured bonds	4,125	(145)	3,980
Held to maturity
Mortgage backed securities	127,187	—	127,187
Total - Marketable securities	$211,960	$(2,415)	$209,545

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended September 30, 2019 and 2018, the proceeds from sales and maturities of marketable securities totaled $7.0 million and $3.5 million, respectively, which resulted in $0.2 million and $0.1 million in realized gains, respectively, for such periods. For the nine months ended September 30, 2019 and 2018, the proceeds from sales and maturities of marketable securities totaled $57.2 million and $22.5 million, respectively, which resulted in $0.7 million in realized gains for both periods.

For the three and nine months ended September 30, 2019, the portion of equity security unrealized losses or gains that were recognized in income totaled $0.2 million in losses and $4.3 million in gains, respectively, and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2018, the portion of equity security unrealized gains that was recognized in income totaled

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

$1.2 million and $0.4 million, respectively, and was included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 17 DownREIT limited partnerships (comprising nine communities), and seven co-investments as of September 30, 2019. As of December 31, 2018, the Company consolidated the Operating Partnership, 16 DownREIT limited partnerships (comprising eight communities), and eight co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT limited partnerships, net of intercompany eliminations, were approximately $1.0 billion and $372.0 million, respectively, as of September 30, 2019 and $849.8 million and $261.7 million, respectively, as of December 31, 2018. Noncontrolling interests in these entities were $129.9 million and $64.5 million as of September 30, 2019 and December 31, 2018, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2019 and December 31, 2018, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2019 and December 31, 2018, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.2 billion and $5.0 billion at September 30, 2019 and December 31, 2018, respectively, was approximately $5.5 billion and $5.0 billion, respectively. Management has estimated that the fair value of the Company’s $839.2 million and $619.6 million of variable rate debt at September 30, 2019 and December 31, 2018, respectively, was approximately $833.6 million and $615.2 million based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2019 and December 31, 2018 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, are carried at fair value as of September 30, 2019 and December 31, 2018.

At September 30, 2019, the Company’s investments in mortgage backed securities had a carrying value of $143.9 million and the Company estimated the fair value to be approximately $144.7 million. At December 31, 2018, the Company’s investments in mortgage backed securities had a carrying value of $127.2 million and the Company estimated the fair value to be approximately $129.5 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine the expected, discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $4.3 million and $4.7 million during the three months ended September 30, 2019 and 2018, respectively, and $13.1 million and $14.2 million for the nine months ended September 30, 2019 and 2018, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2018	$(13,077)	$(140)	$(13,217)
Cumulative effect upon adoption of ASU No. 2017-12	175	—	175
Other comprehensive (loss) income before reclassification	(490)	197	(293)
Amounts reclassified from accumulated other comprehensive loss	(5,662)	(31)	(5,693)
Other comprehensive income	(5,977)	166	(5,811)
Balance at September 30, 2019	$(19,054)	$26	$(19,028)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2018	$(9,593)	$(145)	$(9,738)
Cumulative effect upon adoption of ASU No. 2017-12	181	—	181
Other comprehensive income (loss) before reclassification	(506)	203	(303)
Amounts reclassified from accumulated other comprehensive loss	(5,860)	(32)	(5,892)
Other comprehensive income	(6,185)	171	(6,014)
Balance at September 30, 2019	$(15,778)	$26	$(15,752)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
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

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $39.1 million and $35.5 million as of September 30, 2019 and December 31, 2018, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2019 is as follows ($ in thousands):

Balance at December 31, 2018	$35,475
Reclassification due to change in redemption value and other	3,675
Redemptions	(73)
Balance at September 30, 2019	$39,077

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents - unrestricted	$74,031	$134,465	$157,279	$44,620
Cash and cash equivalents - restricted	17,695	16,930	17,347	16,506
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$91,726	$151,395	$174,626	$61,126

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

(2)  Significant Transactions During The Nine Months Ended September 30, 2019 and Subsequent Events

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

In June 2019, the Company acquired Brio, a 300 unit apartment home community located in Walnut Creek, CA. The Company issued DownREIT limited partnership units to an affiliate of Marcus & Millichap Company, based on a contract price of $164.9 million. The property was encumbered by $98.7 million of mortgage debt which was assumed by the Company at the time of acquisition. As a result of this transaction, the Company consolidated the property, based on a VIE analysis performed by the Company. See Note 6, Related Party Transactions, for additional details.

In August 2019, Wesco V, LLC ("Wesco V"), one of the Company's joint ventures, acquired The Courtyards at 65th Street, a 331 unit apartment home community located in Emeryville, CA, for a total contract price of $178.0 million. The property was encumbered by an $89.0 million related party bridge loan from the Company, with an interest rate of LIBOR plus 1.30% and a maturity date of December 2019. See Note 6, Related Party Transactions, for additional details.

In August 2019, BEX IV, LLC ("BEX IV"), one of the Company's joint ventures, acquired 777 Hamilton, a 195 unit apartment home community located in Menlo Park, CA, for a total contract price of $148.0 million. The property is encumbered by a $44.4 million related party bridge loan from the Company, with an interest rate of 3.25% and a maturity date of November 2019. See "Co-investments" section below for further details related to the creation of BEX IV. See Note 6, Related Party Transactions, for additional details.

In September 2019, the Company acquired Township, a 132 unit apartment home community in Redwood City, CA, for a total contract price of $88.7 million. The property was encumbered by $44.3 million of mortgage debt, which was assumed by the Company at the time of acquisition.

Dispositions

In May 2019, the Company sold its 50.0% ownership interest in a co-investment that held land located in Oakland, CA for $6.1 million, resulting in a gain of $0.9 million within equity income from co-investments.

Co-Investments

Joint Ventures

In August 2019, the Company formed a new joint venture entity, BEX IV, with an institutional partner. The Company has a 50.1% ownership interest in the joint venture and an initial equity commitment of $52.2 million. The joint venture is unconsolidated for financial reporting purposes.
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
September 30, 2019 and 2018
(Unaudited)

In February 2019, the Company received cash of $10.9 million, including an early redemption fee of $0.1 million, for the full redemption of a related party preferred equity investment in a joint venture that holds property in San Jose, CA. See Note 6, Related Party Transactions, for additional details.

In March 2019, the Company made a commitment to fund a $36.0 million preferred equity commitment in a multifamily development community located in Irvine, CA. The investment has an initial preferred return of 10.15% and is scheduled to mature in July 2022. As of September 30, 2019, the Company had funded $21.6 million of this commitment. The remaining committed amount is expected to be funded by the end of the year.

In April 2019, the Company received cash of $16.3 million, including an early redemption fee of $0.7 million, for the full redemption of a preferred equity investment in a joint venture that holds property in Santa Ana, CA.
In April 2019, the Company made a commitment to fund a $36.8 million preferred equity investment in a multifamily development community located in Oakland, CA. The investment has an initial preferred return of 10.25% and is scheduled to mature in April 2023. As of September 30, 2019, the Company had funded $15.0 million of this commitment. The remaining committed amount is expected to be funded by the end of the year.
In April 2019, the Company made a commitment to fund a $11.8 million preferred equity investment in a multifamily development community located in Oakland, CA. The investment has an initial preferred return of 11.0% and is scheduled to mature in April 2023. As of September 30, 2019, the Company had funded $5.5 million of this commitment. The remaining committed amount is expected to be funded by the end of the year.
In September 2019, the Company received cash of $14.8 million, including an early redemption fee of $0.3 million, for the full redemption of a preferred equity investment in a property located in Redmond, WA.

In September 2019, the Company received cash of $16.3 million, including an early redemption fee of $1.4 million, for the full redemption of a preferred equity investment in a property located in Seattle, WA.

Common Stock

In January 2019, the Company repurchased and retired 234,061 shares totaling $57.0 million, including commissions. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As of September 30, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.

During the nine months ended September 30, 2019, the Company issued 228,271 shares of common stock through its equity distribution program at an average price of $321.56 per share for proceeds of $73.4 million. There were no such sales during the nine months ended September 30, 2018.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

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

In August 2019, the Operating Partnership issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% (the "2030 Notes"), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by the Company. The Company used the net proceeds of this offering to prepay, with no prepayment penalties, certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

Mortgage Notes Payable

In January 2019, the Company repaid $290.0 million in secured mortgage notes payable with a coupon rate of 5.57% and a stated maturity date of May 2019. The Company realized a gain on early extinguishment of debt of $1.4 million.

In September 2019, the Company repaid $289.1 million in secured mortgage notes payable with a coupon rate of 5.69% and a stated maturity date of September 2020. The Company realized a gain on early extinguishment of debt of $5.5 million.

Subsequent Events

In October 2019, the Operating Partnership issued an additional $150.0 million of the 2030 Notes at a price of 101.685% of the principal amount thereof. The notes were issued as additional notes under the 2030 Notes indenture and have substantially identical terms as the 2030 Notes issued in August 2019.

In October 2019, the Company received cash of $15.8 million, including an early redemption fee of $0.2 million, for the full redemption of a preferred equity investment in a property located in San Jose, CA.

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental income (1)	$358,001	$342,246	$1,058,973	$1,021,742
Other property (1)	6,503	6,364	18,794	18,341
Management and other fees from affiliates	2,428	2,307	7,023	6,812
Total revenues	$366,932	$350,917	$1,084,790	$1,046,895

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

(1) On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases.” As a result of this adoption certain amounts previously classified as other property revenue have been reclassified to rental income. Prior period amounts have been adjusted to conform to the current period’s presentation.

The following table presents the Company’s rental and other property-related revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Southern California	$152,312	$148,575	455,302	442,382
Northern California	144,124	131,538	420,544	389,750
Seattle Metro	61,657	59,231	182,738	176,740
Other real estate assets (1)	6,411	9,266	19,183	31,211
Total rental and other property revenues	$364,504	$348,610	$1,077,767	$1,040,083

(1) Other real estate assets consists of revenues generated from retail space, commercial properties, held for sale properties, and disposition properties.

The following table presents the Company’s rental and other property-related revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Same-property (1)	$342,115	$331,695	$1,019,509	$987,564
Acquisitions (2)	7,309	—	14,416	—
Development (3)	1,859	1,091	4,184	1,560
Redevelopment	5,255	5,125	15,690	15,185
Non-residential/other, net (4)	7,966	10,699	23,968	35,774
Total rental and other property revenues	$364,504	$348,610	$1,077,767	$1,040,083

(1) Properties that have stabilized operations as of January 1, 2018 and are consolidated by the Company for the three and nine months ended September 30, 2019 and 2018. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 95%.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $4.1 million and $6.2 million as of September 30, 2019 and December 31, 2018, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2019 that was included in the December 31, 2018 deferred revenue balance was $2.1 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of September 30, 2019, the Company had $4.1 million of remaining

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

performance obligations. The Company expects to recognize approximately 5% of these remaining performance obligations in 2019, an additional 36% through 2021, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, BEX II, BEX III, and BEX IV, the Canadian Pension Plan Investment Board ("CPPIB"), Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), and Wesco V, LLC ("Wesco V"), own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of September 30, 2019 and December 31, 2018 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	September 30, 2019	December 31, 2018
Ownership interest in:
CPPIB	54%	$469,288	$482,507
Wesco I, Wesco III, Wesco IV, and Wesco V	52%	212,808	194,890
BEXAEW, BEX II, BEX III, and BEX IV	50%	161,467	121,780
Other	48%	20,281	34,093
Total operating and other co-investments, net		863,844	833,270
Total pre-development and development co-investments	50%	137,626	94,060
Total preferred interest co-investments (includes related party investments of $70.9 million and $51.8 million as of September 30, 2019 and December 31, 2018, respectively)		412,391	372,810
Total co-investments, net		$1,413,861	$1,300,140

(1) Weighted average Company ownership percentages are as of September 30, 2019.

The combined summarized entity financial information of co-investments is as follows ($ in thousands):

	September 30, 2019	December 31, 2018
Combined balance sheets: (1)
Rental properties and real estate under development	$4,779,685	$4,367,987
Other assets	110,364	104,119
Total assets	$4,890,049	$4,472,106
Debt	$2,316,618	$2,190,764
Other liabilities	146,643	106,316
Equity	2,426,788	2,175,026
Total liabilities and equity	$4,890,049	$4,472,106
Company's share of equity	$1,413,861	$1,300,140

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Combined statements of income: (1)
Property revenues	$84,071	$84,820	$249,628	$247,010
Property operating expenses	(29,214)	(27,779)	(85,768)	(81,415)
Net operating income	54,857	57,041	163,860	165,595
Interest expense	(16,089)	(15,805)	(47,284)	(46,179)
General and administrative	(2,603)	(1,254)	(6,774)	(5,134)
Depreciation and amortization	(30,411)	(32,833)	(89,283)	(95,312)
Net income	$5,754	$7,149	$20,519	$18,970
Company's share of net income (2)	$21,700	$16,788	$54,935	$64,611

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.0 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019	December 31, 2018
Notes receivable, secured, bearing interest at 10.00%, due May 2021	$16,418	$15,226
Notes receivable, secured, bearing interest at 10.75%, due September 2020	35,384	32,650
Notes receivable, secured, bearing interest at 9.90%, due November 2021	7,324	—
Related party note receivable, secured, bearing interest at 9.50%, due October 2019(1)	6,618	6,618
Related party note receivable, bearing variable rate interest, due December 2019(1)	89,221	—
Related party note receivable, bearing interest at 3.25%, due November 2019(1)	44,462	—
Notes and other receivables from affiliates (2)	4,311	4,457
Other receivables	12,803	12,944
Total notes and other receivables	$216,541	$71,895

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2019 and December 31, 2018, respectively. See Note 6, Related Party Transactions, for additional details.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.7 million and $3.6 million during the three months ended September 30, 2019 and 2018, respectively, and $10.6 million and $10.0 million during the nine months ended September 30, 2019 and 2018, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.2 million and $1.3 million against general and administrative expenses for the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange.

In August 2019, the Company provided an $89.0 million related party bridge loan to a property acquired by Wesco V. The note receivable accrues interest at LIBOR plus 1.30% and is scheduled to mature in December 2019. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $89.2 million as of September 30, 2019.

In August 2019, the Company provided a $44.4 million related party bridge loan to a property acquired by BEX IV. The note receivable accrues interest at 3.25% and is scheduled to mature in November 2019. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $44.5 million as of September 30, 2019.

In June 2019, the Company acquired Brio, a 300 unit apartment home community located in Walnut Creek, CA. The Company issued DownREIT limited partnership units to an affiliate of MMC, based on a contract price of $164.9 million. The property was encumbered by $98.7 million of mortgage debt which was assumed by the Company at the time of acquisition. As a result of this transaction, the Company consolidated the property, based on a VIE analysis performed by the Company.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment will accrue interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of September 30, 2019, the Company had funded $21.9 million of the commitment. The remaining committed amount will be funded when requested by the sponsors.

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

In 2015, the Company made preferred equity investments totaling $20.0 million in three entities affiliated with MMC that own apartment communities in California. The Company earned a 9.5% preferred return on each such investment. One $5.0 million investment, which was scheduled to mature in 2022, was fully redeemed in 2017. Another $5.0 million investment, which was scheduled to mature in 2022, was fully redeemed in 2018. The remaining investment was fully redeemed in February 2019.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of September 30, 2019 and December 31, 2018, $4.3 million and $4.5 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $6.6 million as of both September 30, 2019 and December 31, 2018, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

(7) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership. The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	September 30, 2019	December 31, 2018	Weighted Average Maturity In Years as of September 30, 2019
Unsecured bonds private placement - fixed rate	$274,772	$274,624	1.3
Term loan - variable rate	349,088	348,813	2.4
Bonds public offering - fixed rate	4,062,311	3,175,879	7.6
Unsecured debt, net (1)	4,686,171	3,799,316
Lines of credit (2)	220,000	—
Mortgage notes payable, net (3)	1,141,970	1,806,626	6.8
Total debt, net	$6,048,141	$5,605,942
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.8%	3.9%
Weighted average interest rate on variable rate term loan	2.9%	3.0%
Weighted average interest rate on lines of credit	2.8%	3.2%
Weighted average interest rate on mortgage notes payable	4.3%	4.3%

(1) Includes unamortized discount of $14.7 million and $7.1 million and unamortized debt issuance costs of $24.1 million and $18.5 million, as of September 30, 2019 and December 31, 2018, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of September 30, 2019, excludes unamortized debt issuance costs of $4.1 million and $3.9 million as of September 30, 2019 and December 31, 2018, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2019, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2022 with one 18-month extension, exercisable at the Company’s option. As of September 30, 2019, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of February 2021.
(3) Includes total unamortized premium of $6.7 million and $14.9 million, reduced by unamortized debt issuance costs of $2.9 million and $4.2 million, as of September 30, 2019 and December 31, 2018, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of September 30, 2019 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2019	$78,379
2020	408,064
2021	545,537
2022	693,188
2023	602,945
Thereafter	3,535,092
Total	$5,863,205

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
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

The executive management team generally evaluates the Company's operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California, and Seattle Metro.

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Southern California	$152,312	$148,575	$455,302	$442,382
Northern California	144,124	131,538	420,544	389,750
Seattle Metro	61,657	59,231	182,738	176,740
Other real estate assets	6,411	9,266	19,183	31,211
Total property revenues	$364,504	$348,610	$1,077,767	$1,040,083
Net operating income:
Southern California	$106,951	$104,732	$323,073	$314,977
Northern California	105,381	97,244	310,407	288,222
Seattle Metro	43,701	40,999	129,013	123,432
Other real estate assets	6,000	7,860	19,040	26,568
Total net operating income	262,033	250,835	781,533	753,199
Management and other fees from affiliates	2,428	2,307	7,023	6,812
Corporate-level property management expenses	(8,255)	(7,761)	(24,620)	(23,313)
Depreciation and amortization	(120,809)	(120,852)	(360,842)	(359,287)
General and administrative	(11,345)	(10,601)	(38,731)	(36,539)
Expensed acquisition and investment related costs	(13)	(31)	(69)	(156)
Gain on sale of real estate and land	—	—	—	22,244
Interest expense	(54,896)	(55,196)	(162,651)	(166,335)
Total return swap income	2,154	2,184	6,174	6,682
Interest and other income	8,685	8,437	29,293	21,241
Equity income from co-investments	21,700	16,788	54,935	64,611
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,457)	—	(1,457)	—
Gain on early retirement of debt, net	5,475	—	7,143	—
Gain on remeasurement of co-investment	—	—	31,535	—
Net income	$105,700	$86,110	$329,266	$289,159

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019	December 31, 2018
Assets:
Southern California	$4,245,335	$4,350,377
Northern California	4,623,559	4,270,238
Seattle Metro	1,444,045	1,472,916
Other real estate assets	66,579	63,022
Net reportable operating segment - real estate assets	10,379,518	10,156,553
Real estate under development	562,338	454,629
Co-investments	1,413,861	1,300,140
Cash and cash equivalents, including restricted cash	91,726	151,395
Marketable securities	216,894	209,545
Notes and other receivables	216,541	71,895
Operating lease right-of-use assets	75,478	—
Prepaid expenses and other assets	41,536	39,439
Total assets	$12,997,892	$12,383,596

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$99,335	65,850,524	$1.51	$80,975	66,052,108	$1.23
Effect of Dilutive Securities:
Stock options	—	122,561		—	51,704
Diluted:
Net income available to common stockholders	$99,335	65,973,085	$1.51	$80,975	66,103,812	$1.22

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$310,468	65,757,914	$4.72	$272,333	66,047,990	$4.12
Effect of Dilutive Securities:
Stock options	—	99,746		—	45,014
Diluted:
Net income available to common stockholders	$310,468	65,857,660	$4.71	$272,333	66,093,004	$4.12

The tables above exclude from the calculations of diluted earnings per share weighted average convertible OP Units of 2,298,389 and 2,272,983, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended September 30, 2019 and 2018, respectively, and 2,300,888 and 2,273,163 for the nine months ended September 30, 2019 and 2018, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.5 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $10.9 million and $9.4 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, the tables exclude all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of zero and 150,852 for the three months ended September 30, 2019 and 2018, respectively, and zero and 160,252 for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$102,799	68,148,913	$1.51	$83,764	68,325,091	$1.23
Effect of Dilutive Securities:
Stock options	—	122,561		—	51,704
Diluted:
Net income available to common unitholders	$102,799	68,271,474	$1.51	$83,764	68,376,795	$1.23

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$321,331	68,058,802	$4.72	$281,714	68,321,153	$4.12
Effect of Dilutive Securities:
Stock options	—	99,746		—	45,014
Diluted:
Net income available to common unitholders	$321,331	68,158,548	$4.71	$281,714	68,366,167	$4.12

Stock options of zero and 150,852 for the three months ended September 30, 2019 and 2018, respectively, and zero and 160,252 for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the tables exclude all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2019, the Company had entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of September 30, 2019, the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $9.9 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the variable interest rate for $9.9 million of the Company’s tax exempt variable rate debt.

As of September 30, 2019 and December 31, 2018, the aggregate carrying value of the interest rate swap contracts was an asset of $0.5 million and $5.8 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the condensed consolidated balance sheets as of both September 30, 2019 and December 31, 2018.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for the three and nine months ended September 30, 2019 and 2018.

Additionally, the Company has total return swap contracts, with an aggregate notional amount of $255.6 million, that effectively convert $255.6 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $255.6 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both September 30, 2019 and December 31, 2018. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $2.2 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $6.2 million and $6.7 million for the nine months ended September 30, 2019 and 2018, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

(11) Lease Agreements - Company as Lessor

As of September 30, 2019, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, one commercial building, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of nine to 12 months) while commercial lease terms typically range from five to 20 years. All such leases are classified as operating leases.

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

At the end of the term of apartment home leases, unless the lessee decides to renew the lease with the Company at the market rate or gives notice not to renew, the lease will be automatically renewed on a month-to-month term. Apartment home leases include an option to terminate the lease, however the lessee must pay the Company for expected or actual downtime to find a new tenant to lease the space or a lease-break fee specified in the lease agreement. Most commercial leases include options to renew, with the renewal periods extending the term of the lease for no greater than the same period of time as the original lease term. The initial option to renew for commercial leases will typically be based on a fixed price while any subsequent renewal options will generally be based on the current market rate at the time of the renewal. Certain commercial leases contain lease termination options that would require the lessee to pay termination fees based on the expected amount of time it would take the Company to re-lease the space.

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

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of September 30, 2019 is summarized as follows ($ in thousands):

Future Minimum Rent
Remaining in 2019	$310,385
2020	489,601
2021	15,105
2022	14,080
2023	12,853
Thereafter	37,940
$879,964

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

As of December 31, 2018, in accordance with previously applicable lease accounting guidance, Accounting Standards Codification ("ASC") 840, "Leases", the future minimum non-cancelable base rent to be received under one commercial building and commercial portions of mixed use communities, for which the Company was the lessor, was as follows ($ in thousands):

Future Minimum Rent
2019	$16,386
2020	15,842
2021	14,412
2022	13,324
2023	12,181
Thereafter	33,034
$105,179

Practical Expedients

The Company has elected to account for operating lease (e.g., fixed payments including rent) and non-lease components (e.g., utility reimbursements and common-area maintenance costs) as a single combined lease component under ASC 842 as the lease components are the predominant elements of the combined components.

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

(12) Lease Agreements - Company as Lessee

As of September 30, 2019, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. Lease terms for the Company's office leases, in general, range between five to 10 years while ground leases and the parking lease have terms typically ranging from 20 to 85 years. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

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

As of September 30, 2019 and December 31, 2018, the Company had no material finance leases.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

Supplemental condensed consolidated balance sheet information related to leases as of September 30, 2019 is as follows ($ in thousands):

	Classification	September 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$75,478
Total leased assets		$75,478

Liabilities
Operating lease liabilities	Operating lease liabilities	77,495
Total lease liabilities		$77,495

The components of lease expense for the three and nine months ended September 30, 2019 were as follows ($ in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,686	$5,059
Variable lease cost	109	622
Short-term lease cost	171	455
Sublease income	(109)	(326)
Total lease cost	$1,857	$5,810

A maturity analysis of lease liabilities as of September 30, 2019 are as follows ($ in thousands):

Operating Leases
Remaining in 2019	$1,717
2020	6,855
2021	6,877
2022	6,888
2023	6,860
Thereafter	153,258
Total lease payments	$182,455
Less: Imputed interest	(104,960)
Present Value of lease liabilities	$77,495

Lease term and discount rate information for leases at September 30, 2019 are as follows:

Weighted-average of remaining lease terms (years)
Operating Leases	39
Weighted-average of discount rates
Operating Leases	4.99%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
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

The Company has elected to account for lease components (e.g., fixed payments including rent) and non-lease components (e.g., common-area maintenance costs) as a single combined lease component as the lease components are the predominant elements of the combined components.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2019, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of September 30, 2019, the Company owned or had ownership interests in 249 operating apartment communities, comprising 60,620 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, one operating commercial building, and seven active developments. The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2019, the Company’s development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development, and various consolidated predevelopment projects aggregating 1,960 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of $0.3 billion, $0.2 billion of which represents the Company's share of estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2019		As of September 30, 2018
	Apartment Homes	%	Apartment Homes	%
Southern California	22,674	45%	22,964	47%
Northern California	17,556	35%	15,970	32%
Seattle Metro	10,238	20%	10,238	21%
Total	50,468	100%	49,172	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, CPPIB, BEXAEW, BEX II, BEX III, and BEX IV communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended September 30, 2019 and 2018) was 96.0% and 96.4% for the three months ended September 30, 2019 and 2018, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total potential rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total potential rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
	2019	2018
Southern California	96.1%	96.5%
Northern California	95.8%	96.3%
Seattle Metro	95.9%	96.1%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2019	2018	Change	Change
Same-Property Revenues:
Southern California	21,979	$147,557	$144,002	$3,555	2.5%
Northern California	15,685	132,900	128,462	4,438	3.5%
Seattle Metro	10,238	61,658	59,231	2,427	4.1%
Total Same-Property Revenues	47,902	342,115	331,695	10,420	3.1%
Non-Same Property Revenues		22,389	16,915	5,474	32.4%
Total Property Revenues		$364,504	$348,610	$15,894	4.6%

Same-Property Revenues increased by $10.4 million or 3.1% to $342.1 million in the third quarter of 2019 from $331.7 million in the third quarter of 2018. The increase was primarily attributable to an increase of 3.5% in average rental rates from $2,260 per apartment home in the third quarter of 2018 to $2,339 per apartment home in the third quarter of 2019.

Non-Same Property Revenues increased by $5.5 million or 32.4% to $22.4 million in the third quarter of 2019 from $16.9 million in the third quarter of 2018. The increase was primarily due to revenues generated from Marquis, which was consolidated in December 2018, Station Park Green - Phase I, a development community that began producing rental income during the first quarter of 2018, One South Market, which was consolidated in March 2019, and Brio, which was acquired in June 2019. These increases were partially offset by the sale of 8th & Hope in the fourth quarter of 2018.

Management and other fees from affiliates remained relatively flat at $2.4 million in the third quarter of 2019 compared to $2.3 million in the third quarter of 2018.

Property operating expenses, excluding real estate taxes increased $4.1 million or 6.9% to $63.2 million for the third quarter of 2019 compared to $59.1 million for the third quarter of 2018 primarily due to an increase of $1.9 million in administrative expenses and an increase of $1.4 million in maintenance and repairs expenses. Same-Property operating expenses, excluding real estate taxes, increased by $3.1 million or 5.4% to $60.4 million in the third quarter of 2019 compared to $57.3 million in the third quarter of 2018, primarily due to an increase of $1.4 million in administrative expenses and an increase of $1.1 million in maintenance and repairs expenses.

Real estate taxes increased $0.6 million or 1.6% to $39.3 million for the third quarter of 2019 compared to $38.7 million for the third quarter of 2018, primarily due to property tax expenses for Brio which was acquired in the second quarter of 2019. Same-Property real estate taxes remained relatively flat at $36.2 million in the third quarter of 2019 compared to the third quarter of 2018.

Corporate-level property management expenses increased $0.5 million or 6.4% to $8.3 million in the third quarter of 2019 compared to $7.8 million in the third quarter of 2018, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense decreased by $0.1 million or 0.1% to $120.8 million for the third quarter of 2019 compared to $120.9 million for the third quarter of 2018, primarily due to the sale of 8th & Hope in the fourth quarter of 2018 as well as the completion of depreciation on various property assets from the Company's merger with BRE that had a five year depreciable life. These decreases were offset by the consolidation of Marquis in the fourth quarter of 2018, consolidation of One South Market in the first quarter of 2019, and the acquisition of Brio in the second quarter of 2019.

Interest expense decreased by $0.3 million or 0.5% to $54.9 million for the third quarter of 2019 compared to $55.2 million for the third quarter of 2018, primarily due to debt that was paid off or matured, as well as regular principal amortization during and after the third quarter of 2018, which resulted in a decrease in interest expense of $8.0 million for the third quarter of 2019. Additionally, there was a $1.8 million increase in capitalized interest in the third quarter of 2019, due to an increase in development costs as compared to the same period in 2018. These decreases to interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $500.0 million of senior unsecured notes due March 1, 2029 in February and March 2019 and $400.0 million of senior unsecured notes due January 15, 2030 in August 2019, which resulted in an increase of $9.5 million interest expense for the third quarter of 2019.

Total return swap income of $2.2 million in the third quarter of 2019 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes.

Interest and other income increased by $0.3 million or 3.6% to $8.7 million for the third quarter of 2019 compared to $8.4 million for the third quarter of 2018, primarily due to an increase of $1.6 million in marketable securities and other income.

Equity income from co-investments increased $4.9 million or 29.2% to $21.7 million for the third quarter of 2019 compared to $16.8 million for the third quarter of 2018, primarily due to a net unrealized gain of $4.4 million from an unconsolidated co-investment during the third quarter of 2019.

Gain on early retirement of debt, net of $5.5 million for the third quarter of 2019 was primarily due to early repayment of a $289.1 million secured mortgage note payable in September 2019.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $1.5 million for the third quarter of 2019 resulted from a net unrealized gain of $4.4 million from an unconsolidated co-investment during the third quarter of 2019.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Our average financial occupancy for the Company's stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the nine months ended September 30, 2019 and 2018) was 96.5% and 96.7% for the nine months ended September 30, 2019 and 2018, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
Southern California	96.5%	96.7%
Northern California	96.5%	96.8%
Seattle Metro	96.4%	96.4%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2019	2018	Change	Change
Same-Property Revenues:
Southern California	21,979	$440,937	$428,536	$12,401	2.9%
Northern California	15,685	395,833	382,288	13,545	3.5%
Seattle Metro	10,238	182,739	176,740	5,999	3.4%
Total Same-Property Revenues	47,902	1,019,509	987,564	31,945	3.2%
Non-Same Property Revenues		58,258	52,519	5,739	10.9%
Total Property Revenues		$1,077,767	$1,040,083	$37,684	3.6%

Same-Property Revenues increased by $31.9 million or 3.2% to $1.0 billion in the nine months ended September 30, 2019 from $987.6 million in the nine months ended September 30, 2018. The increase was primarily attributable to an increase of 3.4% in average rental rates from $2,233 per apartment home in the nine months ended September 30, 2018 to $2,309 per apartment home in the nine months ended September 30, 2019.

Non-Same Property Revenues increased by $5.7 million or 10.9% to $58.3 million in the nine months ended September 30, 2019 from $52.5 million in the nine months ended September 30, 2018.  The increase was primarily due to revenues generated from Marquis, which was consolidated in December 2018, Station Park Green - Phase I, a development community that began producing rental income during the first quarter of 2018, One South Market, which was consolidated in March 2019, and Brio, which was acquired in June 2019. These increases were partially offset by the sales of Domain in the second quarter of 2018 and of 8th & Hope in the fourth quarter of 2018.

Management and other fees from affiliates remained relatively flat at $7.0 million for the nine months ended September 30, 2019 compared to $6.8 million for the nine months ended September 30, 2018.

Property operating expenses, excluding real estate taxes increased $6.7 million or 3.8% to $181.2 million for the nine months ended September 30, 2019 compared to $174.5 million for the nine months ended September 30, 2018 primarily due to an increase of $2.9 million in maintenance and repairs expense and an increase of $2.0 million in utilities expenses. Same-Property operating expenses, excluding real estate taxes, increased by $6.3 million or 3.7% to $174.8 million for the nine months ended September 30, 2019 compared to $168.5 million for the nine months ended September 30, 2018, primarily due to an increase of $2.5 million in maintenance and repairs expense and an increase of $2.0 million in administrative expenses.

Real estate taxes increased $2.6 million or 2.3% to $115.0 million for the nine months ended September 30, 2019 compared to $112.4 million for the nine months ended September 30, 2018 primarily due to increases in property valuations in Southern and Northern California and property tax expenses for Brio, which was acquired in the second quarter of 2019, offset by favorable tax assessments in the Seattle Metro region. Same-Property real estate taxes increased by $2.0 million or 1.9% to $108.4 million for the nine months ended September 30, 2019 compared to $106.4 million for the nine months ended September 30, 2018 primarily due to increases in property valuations in Southern and Northern California, offset by favorable tax assessments in the Seattle Metro region.

Corporate-level property management expenses increased $1.3 million or 5.6% to $24.6 million for the nine months ended September 30, 2019 compared to $23.3 million for the nine months ended September 30, 2018 primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $1.5 million or 0.4% to $360.8 million for the nine months ended September 30, 2019 compared to $359.3 million for the nine months ended September 30, 2018, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018, consolidation of Marquis in the fourth quarter of 2018, consolidation of One South Market in the first quarter of 2019, and the acquisition of Brio in the second quarter of 2019. The increase was partially offset by the sales of Domain in the second quarter of 2018 and of 8th & Hope in the fourth quarter of 2018.

Interest expense decreased $3.6 million or 2.2% to $162.7 million for the nine months ended September 30, 2019 compared to $166.3 million for the nine months ended September 30, 2018, primarily due to various debt that was paid off or matured and regular principal amortization during and after the nine months ended September 30, 2018, which resulted in a decrease in interest expense of $18.1 million for the nine months ended September 30, 2019. Additionally, there was a $5.7 million increase in capitalized interest in the three months ended September 30, 2019, which was due to an increase in development costs as compared to the same period in 2018. These decreases to interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $300.0 million senior unsecured notes due March 15, 2048 in March 2018, $500.0 million of senior unsecured notes due March 1, 2029 in February and March 2019, and $400.0 of million senior unsecured notes due January 15, 2030 in August 2019, which resulted in an increase of $20.2 million of interest expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Total return swap income of $6.2 million for the nine months ended September 30, 2019 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes. The decrease of $0.5 million or 7.5% from $6.7 million for the nine months ended September 30, 2018 was due to less favorable interest rates.

Interest and other income increased by $8.1 million or 38.2% to $29.3 million for the nine months ended September 30, 2019 compared to $21.2 million for the nine months ended September 30, 2018, primarily due to an increase of $4.4 million in marketable securities and other income and an increase of $3.9 million in unrealized gains on marketable securities recognized through income.

Equity income from co-investments decreased $9.7 million or 15.0% to $54.9 million for the nine months ended September 30, 2019 compared to $64.6 million for the nine months ended September 30, 2018, primarily due to a decrease in promote income. In the first quarter of 2019, the Company recognized $0.8 million of promote income from the acquisition of One South Market compared to $20.5 million recognized in first quarter of 2018 from the BEXAEW joint venture, resulting in a decrease of $19.7 million in promote income. The decrease was partially offset by an increase of $5.7 million in income from preferred equity investments and a net unrealized gain of $4.4 million from an unconsolidated co-investment during the third quarter of 2019.

Gain on early retirement of debt, net of $7.1 million for the nine months ended September 30, 2019 is primarily due to early repayment of a $289.1 million secured mortgage note payable in September 2019.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $1.5 million for the nine months ended September 30, 2019 resulted from a net unrealized gain of $4.4 million from an unconsolidated co-investment during the third quarter of 2019.

Gain on remeasurement of co-investment of $31.5 million for the nine months ended September 30, 2019 resulted from the purchase of the Company's joint venture partner's 45.0% membership interest in the One South Market co-investment in March 2019.

Liquidity and Capital Resources

As of September 30, 2019, the Company had $74.0 million of unrestricted cash and cash equivalents and $216.9 million in marketable securities, of which $73.0 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during the next twelve months. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2019, Fitch Ratings, Moody’s Investor Service, and Standard and Poor's credit agencies rate the Company and the Operating Partnership, BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

As of September 30, 2019, the Company had two unsecured lines of credit aggregating $1.24 billion. As of September 30, 2019, there was $220.0 million outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of September 30, 2019. This facility is scheduled to mature in December 2022, with one 18-month extension, exercisable at the Company's option. As of September 30, 2019, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of September 30, 2019. This facility is scheduled to mature in February 2021.

In August 2019, the Operating Partnership issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% (the "2030 Notes"), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by the Company. The Company used the net proceeds of this offering to prepay, with no prepayment penalties, certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

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

In September 2018, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. During the nine months ended September 30, 2019, the Company issued 228,271 shares of common stock through the 2018 ATM Program at an average price of $321.56 per share for proceeds of $73.4 million. As of September 30, 2019, there are no outstanding forward purchase agreements, and $826.6 million of shares remain available to be sold under this program.

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. During the nine months ended September 30, 2019, the Company repurchased and retired 234,061 shares of its common stock totaling $57.0 million, including commissions, at an average price of $243.48 per share. As of September 30, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2019, the Company’s development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,960 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of approximately $0.3 billion, $0.2 billion of which represents the Company's share of estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of September 30, 2019, the Company had ownership interests in four major redevelopment communities aggregating 1,327 apartment homes with estimated redevelopment costs of $132.7 million, of which approximately $17.0 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of September 30, 2019, the Company had an interest in 806 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs are approximately $87.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $43.5 million. In addition, the Company had an interest in 10,827 apartment homes of operating communities with joint ventures for a total book value of $863.8 million as of September 30, 2019.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) accounting for the acquisition of investments in real estate. Specifically, the allocation between land and buildings; and (ii) evaluation of events and changes in circumstances indicating whether the Company’s rental properties may be impaired. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the nine months ended September 30, 2019 and 2018 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$99,335	$80,975	$310,468	$272,333
Adjustments:
Depreciation and amortization	120,809	120,852	360,842	359,287
Gains not included in FFO attributable to common stockholders and unitholders	—	—	(32,405)	(22,244)
Depreciation and amortization from unconsolidated co-investments	15,483	15,766	45,304	47,345
Noncontrolling interest related to Operating Partnership units	3,464	2,789	10,863	9,381
Depreciation attributable to third party ownership and other	(242)	(234)	(708)	(699)
Funds from operations attributable to common stockholders and unitholders	$238,849	$220,148	$694,364	$665,403
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.50	$3.22	$10.19	$9.74
Non-core items:
Expensed acquisition and investment related costs	13	31	69	156
Deferred tax expense on unrealized gain on unconsolidated co-investment (1)	1,457	—	1,457	—
(Gain) loss on sale of marketable securities	(239)	(120)	(737)	(669)
Unrealized losses (gains) on marketable securities	174	(1,180)	(4,280)	(426)
Equity income from non-core co-investment (2)	(4,247)	—	(4,561)	—
Interest rate hedge ineffectiveness (3)	—	(35)	181	61
Gain on early retirement of debt, net	(5,475)	—	(7,143)	—
Gain on early retirement of debt from unconsolidated co-investment	—	(3,662)	—	(3,662)
Co-investment promote income	—	—	(809)	(20,541)
Income from early redemption of preferred equity investments	(1,699)	—	(2,531)	(1,602)
General and administrative and other, net	—	141	—	2,574
Insurance reimbursements and legal settlements, net	(15)	(111)	(263)	(561)
Core Funds from Operations attributable to common stockholders and unitholders	$228,818	$215,212	$675,747	$640,733
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.35	$3.15	$9.92	$9.38
Weighted average number shares outstanding, diluted (4)	68,229,823	68,339,057	68,117,569	68,328,370

(1) A deferred tax expense was recorded during the third quarter of 2019 related to the $4.4 million net unrealized gain on the Real Estate Technology Ventures, L.P. co-investment discussed below.
(2) Represents the Company's share of co-investment income from Real Estate Technology Ventures, L.P. Income for the third quarter of 2019 includes a net unrealized gain of $4.4 million.
(3) Interest rate swaps generally are adjusted to fair value through other comprehensive income (loss). However, because certain of the Company's interest rate swaps do not have a 0% LIBOR floor, while related hedged debt in these cases is subject to a 0% LIBOR floor, the portion of the change in fair value of these interest rate swaps attributable to this mismatch, if any, is recorded as a non-cash interest rate hedge ineffectiveness through interest expense. On January 1, 2019, the Company adopted ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities," which resulted in a cumulative effect adjustment of approximately $181,000 from interest expense to accumulated other comprehensive income.
(4) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of the Company's common stock and excludes all DownREIT limited partnership units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings from operations	$124,039	$113,897	$364,294	$362,960
Adjustments:
Corporate-level property management expenses	8,255	7,761	24,620	23,313
Depreciation and amortization	120,809	120,852	360,842	359,287
Management and other fees from affiliates	(2,428)	(2,307)	(7,023)	(6,812)
General and administrative	11,345	10,601	38,731	36,539
Expensed acquisition and investment related costs	13	31	69	156
Gain on sale of real estate and land	—	—	—	(22,244)
NOI	262,033	250,835	781,533	753,199
Less: Non-Same Property NOI	(16,521)	(12,640)	(45,218)	(40,526)
Same-Property NOI	$245,512	$238,195	$736,315	$712,673

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2019, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of September 30, 2019, the Company also had $269.2 million of secured variable rate indebtedness, of which $9.9 million is subject to interest rate cap protection. All of the Company's interest rate swaps are designated as cash flow hedges as of September 30, 2019. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2019. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2019.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	+50	-50
($ in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$470	$2,439	$(1,529)
Interest rate caps	9,924	2019	—	—	—
Total cash flow hedges	$184,924	2019-2022	$470	$2,439	$(1,529)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $255.6 million that effectively convert $255.6 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at September 30, 2019. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$78,225	407,412	544,824	342,408	602,093	3,269,061	$5,244,023	$5,472,591
Average interest rate	5.0%	5.8%	4.5%	3.8%	3.7%	3.8%	4.0%
Variable rate debt (1)	$154	652	713	570,780	852	266,031	$839,182	$833,640
Average interest rate	2.5%	2.5%	2.5%	2.9%	2.5%	2.4%	2.7%

(1) $175.0 million is subject to interest rate swap agreements, $9.9 million is subject to interest rate caps, and $255.6 million is subject to total return swaps.

The table incorporates only those exposures that exist as of September 30, 2019. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2019, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Index

Essex Portfolio, L.P.

As of September 30, 2019, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2019, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2019, Essex issued an aggregate of 354,827 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, the exchange of OP Units and DownREIT limited partnership units, and the issuances of common stock into the public market pursuant to its equity distribution program. Essex contributed the net proceeds of $100.3 million from the option exercises and issuances of common stock pursuant to its equity distribution program during the three months ended September 30, 2019 to the Operating Partnership in exchange for an aggregate of 353,827 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units and DownREIT limited partnership units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended September 30, 2019, 1,000 OP Units were issued to Essex pursuant to this mechanism.

Index

Stock Repurchases

In February 2019, the board of directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result of the replenishment, as of September 30, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended September 30, 2019.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
4.1
Indenture, dated August 7, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.000% Senior Notes due 2030 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 7, 2019, and incorporated herein by reference.

10.1
Executive Transition Services Agreement, effective as of September 5, 2019, by and between Essex Property Trust, Inc. and Craig K. Zimmerman, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 6, 2019, and incorporated herein by reference.

31.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: October 24, 2019

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 24, 2019

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 24, 2019

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 24, 2019

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer