Form 10-K
period 2019-12-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2020-02-20
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
(650) 655-7800
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value (Essex Property Trust, Inc.)	ESS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Essex Property Trust, Inc.	Yes	☒	No	☐	Essex Portfolio, L.P.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Essex Property Trust, Inc.	Yes	☐	No	☒	Essex Portfolio, L.P.	Yes	☐	No	☒

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

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $19,060,937,030. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on the last trading day preceding such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 18, 2020, 66,172,080 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A in connection with the 2020 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of
December 31, 2019.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust ("REIT"), and is the sole general partner of the Operating Partnership. As of December 31, 2019, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership's day-to-day management.

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

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interest in Essex's consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and co-investment partners. The noncontrolling interest in Essex's

iii

consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unitholders. The differences between stockholders' equity and partners' capital result from differences in the equity issued at Essex and Operating Partnership levels.

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
2019 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. ("Essex"), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust ("REIT"). Essex owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the "Operating Partnership" or "EPLP"). Essex is the sole general partner of the Operating Partnership and as of December 31, 2019, had an approximately 96.6% general partnership interest in the Operating Partnership. In this report, the terms the "Company," "we," "us," and "our" also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast of the United States. As of December 31, 2019, the Company owned or had ownership interests in 250 operating apartment communities, aggregating 60,570 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, one operating commercial building, and a development pipeline comprised of five consolidated projects and two unconsolidated joint venture projects aggregating 1,960 apartment homes (collectively, the "Portfolio").

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

Property Operations – The Company manages its communities by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•	Property Management – Oversee delivery and quality of the housing provided to our tenants and manage the properties financial performance.

•	Capital Preservation – The Company's asset management services are responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s communities.

•
Business Planning and Control – Comprehensive business plans are implemented in conjunction with significant investment decisions. These plans include benchmarks for future financial performance based on collaborative discussions between on-site managers, the operations leadership team, and senior management.

•
Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company’s communities.

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate Interests

Acquisitions are an important component of the Company’s business plan, and during 2019, the Company acquired ownership interests in eight communities comprised of 2,007 apartment homes for a total contract price of $856.5 million.

The following is a summary of 2019 acquisitions ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2019	Purchase Price
One South Market(1)	San Jose, CA	312	100%	EPLP	Q1	$80.6
Brio(2)	Walnut Creek, CA	300	N/A	EPLP	Q2	164.9	(3)
The Courtyards at 65th Street	Emeryville, CA	331	50%	WESCO V	Q3	178.0	(3)
777 Hamilton	Menlo Park, CA	195	50%	BEX IV	Q3	148.0	(3)
Township	Redwood City, CA	132	100%	EPLP	Q3	88.7
Velo and Ray	Seattle, WA	308	50%	WESCO V	Q4	133.0	(3)
Pure Redmond	Redmond, WA	105	100%	EPLP	Q4	39.1
Hidden Valley(4)	Simi Valley, CA	324	100%	EPLP	Q4	24.2
Total 2019		2,007				$856.5

(1)
In March 2019, the Company purchased the joint venture partner's 45% membership interest in the One South Market co-investment based on an estimated property valuation of $179.0 million. In conjunction with the acquisition, $86.0 million of mortgage debt that encumbered the property was repaid.

(2)
In June 2019, the Company acquired Brio for a total contract price of $164.9 million in a DownREIT transaction. As part of the acquisition, the Company assumed $98.7 million of mortgage debt in the community.

(3)	Contract prices represent the total contract price at 100%.

(4)
In December 2019, the Company purchased the joint venture partner's 25% ownership interest in Hidden Valley, a consolidated community, based on an estimated property valuation of $97.0 million and an encumbrance of $29.7 million of mortgage debt.

Dispositions of Real Estate

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all of its communities and sells those which no longer meet its strategic criteria. The Company may use the capital generated from the dispositions to invest in higher-return communities or other real estate investments, or to repay debts. The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will their sale materially affect its ongoing operations. Generally, the Company seeks to have any impact of longer-term earnings dilution resulting from these dispositions offset by the positive impact from reinvesting proceeds.

In October 2019, a Canada Pension Plan Investment Board ("CPPIB" or "CPP") joint venture, in which the Company had a 55.0% ownership interest at the time, sold Mosso, a 463 unit apartment home community located in San Francisco, CA, for $311.0 million, resulting in a gain of $50.2 million for the Company.

In October 2019, the Company sold a land parcel adjacent to the Mylo development community located in Santa Clara, CA, for $10.8 million and recorded an immaterial gain.

In December 2019, the Company sold land located in San Mateo, CA, that had been held for future development for $12.5 million and recorded a loss of $3.2 million.

Development Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2019, the Company's development pipeline was comprised of five consolidated projects under development and two unconsolidated joint venture projects under development aggregating 1,960 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of approximately $222.0 million, $193.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2019, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2019
		Essex	Estimated	Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Consolidated
Station Park Green - Phase II	San Mateo, CA	100%	199	$135	$141
Station Park Green - Phase III	San Mateo, CA	100%	172	119	134
Station Park Green - Phase IV	San Mateo, CA	100%	107	16	94
Mylo (2)	Santa Clara, CA	100%	476	197	226
Wallace on Sunset (3)	Hollywood, CA	100%	200	70	105
Total Development Projects - Consolidated			1,154	537	700
Development Projects - Joint Venture
Patina at Midtown (4)	San Jose, CA	50%	269	115	136
500 Folsom (5)	San Francisco, CA	50%	537	377	415
Total Development Projects - Joint Venture			806	492	551
Predevelopment Projects - Consolidated
Other Projects	Various	100%	—	20	20
Total - Consolidated Predevelopment Projects			—	20	20
Grand Total - Development and Predevelopment Pipeline			1,960	$1,049	$1,271

(1)
Includes costs related to the entire project, including both the Company's and joint venture partners' costs. Includes incurred costs and estimated costs to complete these development projects. For predevelopment projects, only incurred costs are included in estimated costs.

(2)	Mylo was previously named Gateway Village.

(3)	Wallace on Sunset was previously named Essex Hollywood.

(4)	Patina at Midtown was previously named Ohlone.

(5)	Estimated project cost for this development is net of a projected value for low-income housing tax credit proceeds and the value of the tax exempt bond structure.

Redevelopment Pipeline

The Company defines the redevelopment pipeline as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2019, the Company had ownership interests in four major redevelopment communities aggregating 1,327 apartment homes with estimated redevelopment costs of $132.7 million, of which approximately $14.9 million remains to be expended.

Long Term Debt

During 2019, the Company made regularly scheduled principal payments and loan payoffs of $951.6 million of its secured mortgage notes payable at an average interest rate of 4.2%.

In February 2019, the Company issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% per annum (the "2029 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In March 2019, the Company issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

In August 2019, the Company issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% per annum (the "2030 Notes"), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In October 2019, the Company issued an additional $150.0 million of the 2030 notes at a price of 101.685% of the principal amount thereof. These additional notes have substantially identical terms as the 2030 Notes issued in August 2019. The Company used the net proceeds of these offerings to prepay certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes.

Bank Debt

As of December 31, 2019, Fitch Ratings, Moody’s Investor Service, and Standard and Poor's ("S&P") credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

At December 31, 2019, the Company had two unsecured lines of credit aggregating $1.24 billion. The Company's $1.2 billion credit facility had an interest rate of the London Interbank Offered Rate ("LIBOR") plus 0.825%, with a scheduled maturity date in December 2022 with one 18-month extension, exercisable at the Company's option. In January 2020, the line of credit facility was amended such that the scheduled maturity date was extended to December 2023 with one 18-month extension, exercisable at the Company's option. The underlying interest rate on the amended line is based on a tiered rate structure tied to the Company's corporate ratings and is currently at LIBOR plus 0.825%. The Company's $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, with a scheduled maturity date in February 2021.

Equity Transactions

During the year ended December 31, 2019, the Company issued 228,271 shares of common stock through its equity distribution program at an average price of $321.56 per share for proceeds of $73.4 million. As of December 31, 2019, there were no outstanding forward sale agreements, and $826.6 million of shares remain available to be sold under this program.

In January 2019, the Company repurchased and retired 234,061 shares of its common stock totaling $57.0 million, including commissions, at an average price of $243.48 per share. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. The Company did not repurchase any additional shares during the year ended December 31, 2019, such that as of December 31, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.

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

OFFICES AND EMPLOYEES

The Company is headquartered in San Mateo, CA, and has regional offices in Woodland Hills, CA; Irvine, CA; San Diego, CA and Bellevue, WA. As of December 31, 2019, the Company had 1,822 employees.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and property losses. As of December 31, 2019, PWI had cash and marketable securities of approximately $78.4 million, and is consolidated in the Company's financial statements.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2020.

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

•
changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and wages and the local economy;

•	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;

•
the attractiveness and desirability of our communities to tenants, including, without limitation, our technology offerings and our ability to identify and cost effectively implement new, relevant technologies, and to keep up with constantly changing consumer demand for the latest innovations;

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

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations or expose us to liability. The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company's business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with any or all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants, and/or may have to decrease rents in order to comply with such requirements. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received and/or the timing of which may be delayed from the Company’s expectations. The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations, and redevelopment projects as existing properties owned or recently acquired that have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. As of December 31, 2019, the Company had five consolidated development projects and two unconsolidated joint venture development projects comprised of 1,960 apartment homes for an estimated cost of $1.3 billion, of which $222.0 million remains to be expended, and $193.0 million is the Company's share. In addition, at December 31, 2019, the Company had ownership interests in four major redevelopment projects aggregating 1,327 apartment homes with estimated redevelopment costs of $132.7 million, of which approximately $14.9 million remains to be expended.
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

These risks may reduce the funds available for distribution to Essex’s stockholders and the Operating Partnership's unitholders. Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled "General real estate investment risks may adversely affect property income and values."
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
The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the year ended December 31, 2019, from the Company’s communities concentrated in Southern California (primarily Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2019, 82% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

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

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Our real estate taxes in Washington could increase as a result of property value reassessments or increased property tax rates in that state. A current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Proposition 13, property tax reassessment generally occurs as a result of a "change in ownership" of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a "change in ownership" or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property and/or introduce split tax roll legislation. Such initiatives, if successful, could increase the assessed value and/or tax rates applicable to commercial property in California, including our apartment communities. Further, changes in U.S. federal tax law, including U.S. tax legislation enacted in December 2017 (the "2017 Tax Legislation"), could cause state and local governments to alter their taxation of real property.

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

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting tenants. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which our communities are located. Competitive housing in a particular area and fluctuations in cost of owner-occupied single- and multifamily homes caused by a decrease in housing prices, mortgage interest rates and/or government programs to promote home ownership or create additional rental and/or other types of housing, could adversely affect the Company’s ability to retain its tenants, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other companies, REITs, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in prices and costs of apartment communities that the Company acquires and/or develops.
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
The Company has entered into, and may continue in the future to enter into, certain co-investments, including joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. As of December 31, 2019, the Company had, through several joint ventures, an interest in 10,672 apartment homes in stabilized operating communities for a total book value of $743.5 million.

Joint venture partners often have shared control over the development and operation of the joint venture assets. Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions or requests, or its policies or objectives. Consequently, a joint venture partner's actions might subject property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient influence over any joint venture to achieve its objectives, the Company may be unable to take action without its joint venture partners’ approval. A joint venture partner might fail to approve decisions that are in the Company’s best interests. Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities. In some instances, the Company and the joint venture partner may each have the right to trigger a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would not have initiated such a transaction.
From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. The Company makes certain co-investments in the form of preferred equity investments in third party entities that own real estate. With preferred equity investments and certain other co-investments, the Operating Partnership’s interest in a particular entity is typically less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such co-investment may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such co-investment in the event that its operations conflict with the Operating Partnership’s objectives. The Operating Partnership may not be able to dispose of its interests in such co-investment. In the event that such co-investment or the partners in such co-investment become insolvent or bankrupt or fail to develop or operate the property in the manner anticipated and expected, the Operating Partnership may not receive the expected return in its expected timeframe or at all and may lose up to its entire investment in, and any advances to, the co-investment. Additionally, the preferred return negotiated on these co-investments may be lower than the Company's cost of funds. The Company may also incur losses if any guarantees or indemnifications were made by the Company.
The Company also owns properties indirectly under "DownREIT" structures. The Company has entered into, and in the future may enter into, transactions that could require the Company to pay the tax liabilities of partners that contribute assets into DownREITs, joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company’s control, occur. Although the Company plans to hold the contributed assets or, if such assets consist of real property, defer recognition of gain on sale of such assets pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they could have a material impact on its financial position.
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
We may pursue acquisitions of other REITs and real estate companies, which may not yield anticipated results and could adversely affect our results of operations. We may make acquisitions of and/or investments in other REITs and real estate companies that offer properties and communities to augment our market coverage or enhance our property offerings. We may also enter into strategic alliances or joint ventures to achieve these goals. There can be no assurance that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition may be inaccurate, and we may not realize the expected financial or strategic benefits of any such acquisition.

These transactions or any other acquisitions involve risks and uncertainties. For example, as a consequence of such transactions, we may assume unknown liabilities, which could ultimately lead to material costs for us. In addition, the integration of acquired businesses or other acquisitions may not be successful and could result in disruption to other parts of our business. To integrate acquired businesses or other acquisitions, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The expected synergies from acquisitions may not be fully realized, which could result in increased costs or other issues and have an adverse effect on our business. There can be no assurance that all pre-acquisition property due diligence will have identified all material issues that might arise with respect to such acquired business and its properties or as to any such other acquisitions. Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, could be dilutive to Essex's stockholders and the Operating Partnership's unitholders. Additionally, the value of these investments could decline for a variety of reasons. These and other factors could affect our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
Real estate investments are relatively illiquid and, therefore, the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions may be limited. Real estate investments are illiquid and in our markets can at times be difficult to sell at prices we find acceptable. We may be unable to consummate dispositions of properties or interests in properties in a timely manner, on attractive terms, or at all. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions, which could have a material adverse effect on our financial condition and results of operations. In addition, if we are found to have held, acquired or developed a community as inventory or primarily for sale to customers in the ordinary course of business, federal tax laws may limit our ability to sell the community without incurring a 100% tax on the gain on the sale of the community and potentially adversely impacting our status as a REIT unless we own the community through one of our taxable REIT subsidiaries ("TRSs").
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
The Company may not be able to lease its retail/commercial space consistent with its projections or at market rates. The Company has retail/commercial space in its portfolio, which represents approximately 2% of our total revenue. The retail/commercial space at our properties, among other things, serves as an additional amenity for our tenants. The long term nature of our retail/commercial leases, and the characteristics of many of our retail/commercial tenants (small, local businesses), may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates, and the longer term leases for existing space could result in below market rents over time. Also, when leases for our existing retail/commercial space expire, the space may not be relet on a timely basis, or at all, or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.
The Company’s portfolio may have environmental liabilities. Under various federal, state and local environmental and public health laws, regulations and ordinances, we have been required, and may be required in the future, regardless of our knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases naturally occurring substances such as methane and radon gas). We may be held liable under these laws or common law to a governmental entity or to third parties for response costs, property damage, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the impacts resulting from such releases. While the Company is unaware of any such response action required or damage claims associated with its existing properties which individually or in aggregate would have a material adverse effect on our business, assets, financial condition or results of operations, potential future costs and damage claims may be substantial and could exceed any insurance coverage we may have for such events or such coverage may not exist. Further, the presence of such substances, or the failure to properly remediate any such impacts, may adversely affect our ability to borrow against, develop, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the impacted property in favor of the government for damages and costs it incurs as a result of responding to hazardous or toxic substance or petroleum product releases.
Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries certain limited insurance coverage for this type of environmental risk as to its properties; however, such coverage is not fully available for all properties and, as to those properties for which limited coverage is fully available, it may not apply to certain claims arising from known conditions present on those properties. In general, in connection with the ownership (direct or indirect), operation, financing, management and development of its communities, the Company could be considered as the owner or operator of such properties or as having arranged for disposal or treatment of hazardous substances present there and therefore may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities. The Company may also be subject to governmental fines, costs related to injuries to third parties and/or damage to a third party's property.
Properties which we plan to acquire undergo a pre-acquisition Phase I environmental site assessment, which is intended to afford the Company protection against so-called "owner liability" under the primary federal environmental law, as well as further environmental assessment, which may involve invasive techniques such as soil or ground water sampling where conditions warranting such further assessment are identified and seller’s consent is obtained. Despite these assessments, no assurance can be given that all environmental conditions present on or beneath or emanating from a given property will be discovered or that the full nature and extent of those conditions which are discovered will be adequately ascertained and quantified.
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
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed in a timely manner. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on tenants of the affected property. The Company believes its mold policies and proactive response to address any known mold existence reduce its risk of loss from these cases; however, no assurance can be provided that the Company has identified and responded to all mold occurrences.
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
Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas, particularly in the Southern California coastal areas. Methane is a non-toxic gas, but is flammable and can be explosive at sufficient concentrations when in confined spaces and exposed to an ignition source. Naturally-occurring methane gas is regulated at the state and federal level as a greenhouse gas but is not otherwise regulated as a hazardous substance; however, some local governments, such as Los Angeles County, require that new buildings constructed in areas designated methane gas zones install detection and/or venting systems. Radon is also a naturally-occurring gas that is found below the surface and can pose a threat to human health requiring abatement action if present in sufficient concentration within occupied areas. The Company cannot assure you that it will not be adversely affected by costs related to its compliance with methane or radon gas related requirements or litigation costs related to methane or radon gas.

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
The Company may incur general uninsured losses. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, fires and floods that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums the Company pays for coverage against property and casualty claims. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses for some of the communities in its portfolio. As of December 31, 2019, PWI, which is consolidated in the Company's financial statements, had cash and marketable securities of approximately $78.4 million. The value of the marketable securities of PWI could decline, and if a decline in value were to occur, PWI's ability to cover all or any portion of the amount of any insured losses could be adversely affected.
All of our communities are located in areas that are subject to earthquake activity. The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and property vulnerability analyses based on structural evaluations by seismic consultants. The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to forces caused by seismic events, by considering available funds and coverages provided by PWI and/or, in some cases, by purchasing seismic insurance. Purchasing seismic insurance coverage can be costly and such seismic insurance is in limited supply. As a result, the Company may experience a shortage in desired coverage levels if market conditions are such that insurance is not available, or the cost of the insurance makes it, in management's view, not economically practical. The Company may purchase limited earthquake insurance for certain high-density properties and, in most cases, properties owned by the Company's co-investments.

The Company carries other types of insurance coverage related to a variety of risks and exposures, including cyber risk insurance. Based on market conditions, the Company may change or potentially eliminate insurance coverages, or increase levels of self-insurance. Further, we cannot assure you that the Company will not incur losses, which could be material, due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

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
The soundness of financial institutions could adversely affect us. We maintain cash and cash equivalent balances, including significant cash amounts at our wholly owned insurance subsidiary, PWI, as well as 401(k) plan assets in a limited number of financial institutions. Our cash balances are generally in excess of federally insured limits. The failure or collapse of one or more of these financial institutions may materially adversely affect our ability to recover our cash balances or the 401(k) assets. Certain financial institutions are lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our business and results of operations. Additionally, certain of our tax-exempt bond financing documents require us to obtain a guarantee from a financial institution of payment of the principal and interest on the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon if we do not redeem the bonds.
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

We may from time to time be subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.  We may be a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and directors.

Risks Related to Our Indebtedness and Financings

Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition. In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to the Company may be adversely affected. Our current balance sheet, the debt capacity available on the unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers such as Fannie Mae and Freddie Mac provide some insulation from volatile capital markets. We primarily use external financing, including sales of debt and equity securities, to fund acquisitions, developments, and redevelopments and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. In general, to the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing without a corresponding change to investment cap rates) the Company’s ability to make acquisitions, develop or redevelop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely affected, which would impact the Company's financial standing and related credit rating. In addition, if our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of our liquidity, which, in the case of secured financings, could result in lender foreclosure on the apartment communities securing such debt.
Debt financing has inherent risks. At December 31, 2019, the Company had approximately $5.8 billion of indebtedness (including $660.4 million of variable rate indebtedness, of which $175.0 million is subject to an interest rate swap effectively fixing the interest rate on $175.0 million in debt). The Company is subject to the risks normally associated with debt financing, including, among others, the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;

•	inability to refinance maturing indebtedness on encumbered apartment communities;

•	inability to comply with debt covenants could cause defaults and an acceleration of maturity dates; and

•	paying debt before the scheduled maturity date could result in prepayment penalties.

The Company may not be able to renew, repay or refinance its indebtedness when due or may be required to refinance its indebtedness at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness. If the Company is unable to refinance its indebtedness on acceptable terms, or at all, the Company might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses. Such losses could have an adverse effect on the Company and its ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders and pay amounts due on its debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequential loss of revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements.
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
As of December 31, 2019, the Company had 24 consolidated communities encumbered by debt. With respect to such communities, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and, if debt payment obligations are not met, lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value, and its ability to service other debt.

Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. At December 31, 2019, the Company had approximately $255.4 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. If the compliance requirements of the tax-exempt financing restrict our ability to increase our rental rates to low or moderate income tenants, or eligible/qualified tenants, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweigh any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to decrease its rental rates to attract tenants who satisfy the median income test. If the Company does not reserve the required number of apartment homes for tenants satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Notwithstanding the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below market rent requirements imposed by local authorities in connection with the original development of the community.
The indentures governing our notes and other financing arrangements contain restrictive covenants that limit our operating flexibility. The indentures that govern our publicly registered notes contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interests, including restrictions on our ability to:

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
Rising interest rates may affect the Company’s costs of capital and financing activities and results of operation and otherwise adversely affect the market price of our common stock. Interest rates could increase, which could result in higher interest expense on the Company’s variable rate indebtedness or increase interest rates when refinancing maturing fixed rate debt. Prolonged interest rate increases could negatively impact the Company’s ability to make acquisitions and develop apartment communities with positive economic returns on investment and the Company’s ability to refinance existing borrowings. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may materially adversely affect us. The interest rate on certain of the Company’s secured and unsecured debt obligations, including the Company’s two unsecured lines of credit, is based on the LIBOR. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. Furthermore, in the United States, the Alternative Reference Rates Committee of the Federal Reserve Board has proposed replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate (SOFR). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom, the United States or elsewhere. Any changes in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in LIBOR. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on certain of the Company’s debt obligations could change. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition and results of operations.
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
Changes in the Company’s financing policy may lead to higher levels of indebtedness. The Company’s organizational documents do not limit the amount or percentage of indebtedness that may be incurred. The Company has adopted a policy of maintaining a limit on debt financing consistent with the existing covenants required to maintain the Company’s unsecured line of credit bank facility, unsecured debt and senior unsecured bonds. Although pursuant to this policy the Company manages its debt to be in compliance with the debt covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default on its debt covenants or on its debt obligations and in an increase in debt service requirements. Any covenant breach or significant increase in the Company’s leverage could materially adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.
If the Company or any of its subsidiaries defaults on an obligation to repay outstanding indebtedness when due, the default could trigger a cross-default or cross-acceleration under other indebtedness. If the Company or any of its subsidiaries defaults on its obligations to repay outstanding indebtedness, the default could cause a cross-default or cross-acceleration under other indebtedness. A default under the agreements governing the Company’s or its subsidiaries’ indebtedness, including a default under mortgage indebtedness, lines of credit, bank term loan, or the indenture for the Company’s outstanding senior notes, that is not waived by the required lenders or holders of outstanding notes, could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness, which could cause an immediate default or allow the lenders to declare all funds borrowed thereunder to be due and payable.
The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing. Historically, the Company has utilized borrowing from Fannie Mae and Freddie Mac. There are no assurances that these entities will lend to the Company in the future. The Company primarily utilizes unsecured debt and repays secured debt at or near its respective maturity and places less reliance on agency mortgage debt financing. Potential options have been proposed for the future of agency mortgage finance in the United States that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government or if there is reduced government support for multifamily housing more generally, it may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect the Company and its growth and operations.
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

•	the resale of substantial amounts of the Company's stock, or the anticipation of such resale, by large holders of our securities;

•	availability of capital markets and cost of capital;

•	a change in analyst ratings or the Company’s credit ratings;

•	terrorist activity adversely affecting the markets in which the Company’s securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending;

•	natural disasters such as earthquakes;

•	changes in public policy and tax law; and

•	the issuance of ratings and scores related to corporate social responsibility ("CSR") and environmental, social and governance ("ESG") reports and disclosures.

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
Mr. Marcus has agreed not to divulge any confidential or proprietary information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will absent himself from any and all discussions by Essex's Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies. Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of Essex's stockholders and the Operating Partnership's unitholders.
The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock. As of December 31, 2019, Mr. Marcus wholly or partially owned approximately 1.9 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships, indirectly held shares of common stock and assuming exercise of all vested options). Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.

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
Stockholders have limited control over changes in our policies and operations. Essex’s Board of Directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Essex’s Board of Directors may amend or revise these and other policies without a vote of the stockholders. Under the Company’s Charter and the Maryland General Corporation Law, stockholders currently have a right to vote on the following matters:

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

In addition, stockholders are permitted to vote upon certain proposals submitted by stockholders to amend the Company's Bylaws, subject to various requirements and limitations set forth in the Bylaws. All other matters are subject to the discretion of Essex’s Board of Directors. In addition, pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by Essex’s Board of Directors prior to a stockholder vote.

Our score or rating by proxy advisory firms or other corporate governance consultants advising institutional investors could have an adverse effect on the perception of our corporate governance, and thereby negatively impact the market price of our common stock. Various proxy advisory firms and other corporate governance consultants advising institutional investors provide scores or ratings of our governance measures, nominees for election as directors, executive compensation practices, ESG or sustainability matters, and other matters that may be submitted to stockholders for consideration at our annual meetings. From time to time certain matters that we propose for approval may not receive a favorable score or rating, or may result in a negative score or rating or recommendation against the nominee or matter proposed. These unfavorable scores or ratings may lead to rejected proposals or a loss of stockholder confidence in our corporate governance measures, which could adversely affect the market price of our common stock.

We periodically review our corporate governance measures, including our ESG business practices, and consider implementing changes that we believe are responsive to concerns that have been raised, but there may be times where we decide not to implement changes or other measures recommended by proxy advisors or other corporate governance consultants that we believe are contrary to the best interests of our stockholders, notwithstanding the adverse effect this decision may have on our scores or ratings or the perception of our corporate governance, thereby negatively impacting the market price of our common stock.

Corporate responsibility, specifically related to ESG factors, may impose additional costs and expose us to new risks. The Company and many of its investors and potential investors are focused on corporate responsibility, specifically related to ESG factors. Some investors may use ESG factors to guide their investment strategies. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability efforts and/or score when making an investment decision. In addition, investors, particularly institutional investors, may use ESG or sustainability scores to benchmark companies against their peers. Although the Company makes ESG disclosures and undertakes sustainability initiatives, there can be no assurance that the Company will score highly on ESG matters in the future. In addition, the criteria by which companies are rated may change, which could cause the Company to perform differently or worse than it has in the past. The Company may face reputational damage in the event its corporate responsibility procedures or standards do not meet the standards set by various constituencies. The occurrence of any of the foregoing could have an adverse effect on the price of the Company’s stock and the Company’s business, financial condition and results of operations, including increased development costs, capital expenditures and operating expenses.

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

•
Essex’s Board of Directors can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors and Essex's Board of Directors can classify the board such that the entire board is not up for re-election annually;

•	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and

•	for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business and financial condition. The protection of tenant, employee, and company data is critically important to the Company. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. Our business requires us, including some of our vendors, to use and store personally identifiable and other sensitive information of our tenants and employees. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. The Company endeavors to ensure compliance with all such laws and regulations, including by providing required disclosures, promptly responding to consumer requests for data, and seeking vendor compliance with applicable privacy and information security laws. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
Although we have taken steps to abide by privacy and security laws, and to protect the security of our information systems and maintain confidential tenant, prospective tenant and employee information, the compliance and security measures put in place by the Company, and such vendors, cannot guarantee perfect compliance or provide absolute security, and the Company and our vendors' compliance systems and/or information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents, including, ransom of data, such as, without limitation, tenant and/or employee information, due to employee error, malfeasance, or other vulnerabilities. Any such incident could compromise the Company’s or such vendors' networks (or the networks or systems of third parties that facilitate the Company’s or such vendors’ business activities), and the information stored by the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets, or other harm. Moreover, if there is a compliance failure, or if a data security incident or breach affects the Company’s systems or such vendors' systems, whether through a breach of the Company’s systems or a breach of the systems of third parties, or results in the unauthorized release of personally identifiable information, the Company’s reputation and brand could be materially damaged, which could increase our costs in attracting and retaining tenants, and other serious consequences may result. Such potential other consequences include, without limitation, that the Company and certain executive officers may be exposed to a risk of litigation and possible liability, including, without limitation, government enforcement actions and private litigation; and that the Company may be exposed to a risk of loss including, without limitation, loss related to the fact that agreements with such vendors, or such vendors' financial condition, may not allow the Company to recover all costs related to a cyber breach for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. In light of the increased risks, we have dedicated additional Company resources to strengthening the security of the Company’s computer systems, including maintaining cyber risk insurance which may provide some coverage for certain risks arising out of cyber breaches. However, there can be no assurance that our cyber risk insurance will be sufficient in the event of a cyber incident.
In the future, the Company may expend additional resources to continue to enhance the Company’s information security measures to investigate and remediate any information security vulnerabilities and/or to further ensure compliance with privacy and information security laws. Despite these steps, there can be no assurance that the Company will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, or that any such incident will be discovered in a timely manner. Any failure in or breach of the Company's information security systems, those of third party service providers, or a breach of other third party systems that ultimately impacts the operational or information security systems of the Company as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations. Additionally, government agencies involved in investigating any potential data security incidents may impose injunctive relief or other civil or criminal penalties on the Company and/or certain executives, which could, among other things, divert the attention of management, impact the Company's ability to collect and use tenant information, materially increase data security costs and/or otherwise require us to alter how we operate our business. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing and other forms of human engineering, are increasing in sophistication and are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.
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

The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The legislation remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Because state and local tax laws may adopt some of the base-broadening provisions of the 2017 Tax Legislation, such as the limitation on the deduction for net interest expense, while not adopting corresponding rate reductions, state and local tax liabilities may increase. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisors and auditors to determine the full impact that the 2017 Tax Legislation as a whole will have on the Company.

The Company’s ownership of TRSs is subject to certain restrictions, and it will be required to pay a 100% penalty tax on certain income or deductions if transactions with the Company’s TRSs are not conducted on arm’s length terms. The Company has established several TRSs. The TRSs must pay U.S. federal income tax on their taxable income. While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurances that it will successfully achieve that result. Furthermore, the Company may be subject to a 100% penalty tax, to the extent dealings between the Company and its TRSs are not deemed to be arm’s length in nature. The Company intends that its dealings with its TRSs will be on an arm’s length basis. No assurances can be given, however, that the Internal Revenue Service will not assert a contrary position.

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

If the Operating Partnership failed to qualify as a partnership for federal income tax purposes, the Company could cease to qualify as a REIT and suffer other adverse consequences. The Company believes that the Operating Partnership will continue to be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on its income.  Instead, each of its partners is required to pay tax on the partner’s allocable share of the income of the Operating Partnership. No assurances can be given, however, that the Internal Revenue Service will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge.  If the Internal Revenue Service were successful in treating the Operating Partnership as a corporation for U.S. federal income tax purposes, the Company could fail to meet the income tests and/or the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for distribution to its partners.

Partnership tax audit rules could have a material adverse effect on us. The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, effective for taxable years beginning in 2018, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election permitted under the new law or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest would be required to pay additional taxes, interest, and penalties as a result of an audit adjustment. We, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though Essex, as a REIT, may not otherwise have been required to pay additional corporate‑level taxes had we owned the assets of the partnership directly. The partnership tax audit rules apply to Essex Portfolio, L.P. and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are significant for collecting tax in partnership audits and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s portfolio as of December 31, 2019 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 250 stabilized operating apartment communities (comprising 60,570 apartment homes), of which 26,695 apartment homes are located in Southern California, 21,642 apartment homes are located in Northern California, and 12,233 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.3% of the Company’s revenues for the year ended December 31, 2019.

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

For communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric. While a community is in the lease-up phase, the Company’s primary motivation is to stabilize the property, which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual income is not considered the best metric to quantify occupancy.

Communities

The Company’s communities are primarily urban and suburban high density wood frame communities comprising of three to seven stories above grade construction with structured parking situated on 1-10 acres of land with densities averaging between 30-80+ units per acre. As of December 31, 2019, the Company’s communities include 103 garden-style, 137 mid-rise, and 10 high-rise communities. Garden-style communities are generally defined as on-grade properties with two and/or three-story buildings with no structured parking while mid-rise communities are generally defined as properties with three to seven story buildings and some structured parking. High-rise communities are typically defined as properties with buildings that are greater than seven stories, are steel or concrete framed, and frequently have structured parking. The communities have an average of approximately 242 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, playground areas and dog parks.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;

•	attractive communities that are well maintained; and

•	proactive customer service.

Commercial Buildings

The Company owns an office building with approximately 106,716 square feet located in Irvine, CA, of which the Company occupied approximately 14,000 square feet as of December 31, 2019. Furthermore, as of December 31, 2019, the office building's physical occupancy rate was 83% consisting of 6 tenants, including the Company.

Operating Portfolio

The table below describes the Company’s operating portfolio as of December 31, 2019. (See Note 8, "Mortgage Notes Payable" to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.)

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	Garden	301	1971	2002	97%
Anavia	Anaheim, CA	Mid-rise	250	2009	2010	97%
Barkley, The (3)(4)	Anaheim, CA	Garden	161	1984	2000	97%
Park Viridian	Anaheim, CA	Mid-rise	320	2008	2014	97%
Bonita Cedars	Bonita, CA	Garden	120	1983	2002	97%
Village at Toluca Lake (5)	Burbank, CA	Mid-rise	145	1974	2017	96%
Camarillo Oaks	Camarillo, CA	Garden	564	1985	1996	97%
Camino Ruiz Square	Camarillo, CA	Garden	159	1990	2006	97%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	2001	2014	96%
Mesa Village	Clairemont, CA	Garden	133	1963	2002	98%
Villa Siena	Costa Mesa, CA	Garden	272	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	Garden	160	1989	2014	98%
Regency at Encino	Encino, CA	Mid-rise	75	1989	2009	97%
The Havens (6)	Fountain Valley, CA	Garden	440	1969	2014	96%
Valley Park	Fountain Valley, CA	Garden	160	1969	2001	97%
Capri at Sunny Hills (4)	Fullerton, CA	Garden	102	1961	2001	96%
Haver Hill (7)	Fullerton, CA	Garden	264	1973	2012	97%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	2004	2014	96%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	1992	1997	97%
Montejo Apartments	Garden Grove, CA	Garden	124	1974	2001	98%
416 on Broadway	Glendale, CA	Mid-rise	115	2009	2010	97%
The Henley I	Glendale, CA	Mid-rise	83	1974	1999	97%
The Henley II	Glendale, CA	Mid-rise	132	1970	1999	97%
CBC and The Sweeps	Goleta, CA	Garden	239	1962	2006	98%
Devonshire	Hemet, CA	Garden	276	1988	2002	97%
Huntington Breakers	Huntington Beach, CA	Mid-rise	342	1984	1997	97%
The Huntington	Huntington Beach, CA	Garden	276	1975	2012	96%
Axis 2300	Irvine, CA	Mid-rise	115	2010	2010	97%
Hillsborough Park (8)	La Habra, CA	Garden	235	1999	1999	97%
Village Green	La Habra, CA	Garden	272	1971	2014	96%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	1988	2014	97%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	1985	1997	97%
Marbrisa	Long Beach, CA	Mid-rise	202	1987	2002	97%
Pathways at Bixby Village	Long Beach, CA	Garden	296	1975	1991	96%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	2008	2014	97%
Alessio	Los Angeles, CA	Mid-rise	624	2001	2014	96%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	2014	2016	97%
Avant	Los Angeles, CA	Mid-rise	440	2014	2015	95%
The Avery	Los Angeles, CA	Mid-rise	121	2014	2014	97%
Bellerive	Los Angeles, CA	Mid-rise	63	2011	2011	98%
Belmont Station	Los Angeles, CA	Mid-rise	275	2009	2009	97%
Bunker Hill	Los Angeles, CA	High-rise	456	1968	1998	92%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	1987	2014	96%
Cochran Apartments	Los Angeles, CA	Mid-rise	58	1989	1998	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	2012	2016	97%
Gas Company Lofts (7)	Los Angeles, CA	High-rise	251	2004	2013	97%
The Blake LA	Los Angeles, CA	Mid-rise	196	1979	1997	97%
Marbella	Los Angeles, CA	Mid-rise	60	1991	2005	97%
Pacific Electric Lofts (9)	Los Angeles, CA	High-rise	314	2006	2012	95%
Park Catalina	Los Angeles, CA	Mid-rise	90	2002	2012	97%
Park Place	Los Angeles, CA	Mid-rise	60	1988	1997	97%
Regency Palm Court (7)	Los Angeles, CA	Mid-rise	116	1987	2014	96%
Santee Court	Los Angeles, CA	High-rise	165	2004	2010	96%
Santee Village	Los Angeles, CA	High-rise	73	2011	2011	96%
Tiffany Court	Los Angeles, CA	Mid-rise	101	1987	2014	97%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	2014	2014	97%
Windsor Court (7)	Los Angeles, CA	Mid-rise	95	1987	2014	96%
Windsor Court	Los Angeles, CA	Mid-rise	58	1988	1997	97%
Aqua Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	2001	2014	97%
Marina City Club (10)	Marina Del Rey, CA	Mid-rise	101	1971	2004	97%
Mirabella	Marina Del Rey, CA	Mid-rise	188	2000	2000	97%
Mira Monte	Mira Mesa, CA	Garden	354	1982	2002	97%
Hillcrest Park	Newbury Park, CA	Garden	608	1973	1998	97%
Fairway Apartments at Big Canyon (11)	Newport Beach, CA	Mid-rise	74	1972	1999	96%
Muse	North Hollywood, CA	Mid-rise	152	2011	2011	96%
Country Villas	Oceanside, CA	Garden	180	1976	2002	97%
Mission Hills	Oceanside, CA	Garden	282	1984	2005	97%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	2007	2014	97%
Mariner's Place	Oxnard, CA	Garden	105	1987	2000	97%
Monterey Villas	Oxnard, CA	Garden	122	1974	1997	97%
Tierra Vista	Oxnard, CA	Mid-rise	404	2001	2001	97%
Arbors at Parc Rose (9)	Oxnard, CA	Mid-rise	373	2001	2011	97%
The Hallie	Pasadena, CA	Mid-rise	292	1972	1997	96%
The Stuart	Pasadena, CA	Mid-rise	188	2007	2014	97%
Villa Angelina	Placentia, CA	Garden	256	1970	2001	97%
Fountain Park	Playa Vista, CA	Mid-rise	705	2002	2004	96%
Highridge (4)	Rancho Palos Verdes, CA	Mid-rise	255	1972	1997	96%
Cortesia	Rancho Santa Margarita, CA	Garden	308	1999	2014	97%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	2002	2014	96%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	2002	2014	97%
Bernardo Crest	San Diego, CA	Garden	216	1988	2014	96%
Cambridge Park	San Diego, CA	Mid-rise	320	1998	2014	97%
Carmel Creek	San Diego, CA	Garden	348	2000	2014	96%
Carmel Landing	San Diego, CA	Garden	356	1989	2014	96%
Carmel Summit	San Diego, CA	Mid-rise	246	1989	2014	97%
CentrePointe	San Diego, CA	Garden	224	1974	1997	97%
Esplanade (6)	San Diego, CA	Garden	616	1986	2014	96%
Form 15	San Diego, CA	Mid-rise	242	2014	2016	96%
Montanosa	San Diego, CA	Garden	472	1990	2014	97%
Summit Park	San Diego, CA	Garden	300	1972	2002	97%
Essex Skyline (12)	Santa Ana, CA	High-rise	349	2008	2010	93%
Fairhaven Apartments (4)	Santa Ana, CA	Garden	164	1970	2001	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Parkside Court (6)	Santa Ana, CA	Mid-rise	210	1986	2014	97%
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	2002	2014	97%
Hope Ranch	Santa Barbara, CA	Garden	108	1965	2007	99%
Bridgeport Coast (13)	Santa Clarita, CA	Mid-rise	188	2006	2014	96%
Hidden Valley	Simi Valley, CA	Garden	324	2004	2004	97%
Meadowood (8)	Simi Valley, CA	Garden	320	1986	1996	96%
Shadow Point	Spring Valley, CA	Garden	172	1983	2002	97%
The Fairways at Westridge (13)	Valencia, CA	Mid-rise	234	2004	2014	96%
The Vistas of West Hills (13)	Valencia, CA	Mid-rise	220	2009	2014	96%
Allegro	Valley Village, CA	Mid-rise	97	2010	2010	97%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	1971	1997	97%
Pinehurst (14)	Ventura, CA	Garden	28	1973	2004	99%
Woodside Village	Ventura, CA	Garden	145	1987	2004	97%
Walnut Heights	Walnut, CA	Garden	163	1964	2003	96%
The Dylan	West Hollywood, CA	Mid-rise	184	2014	2014	96%
The Huxley	West Hollywood, CA	Mid-rise	187	2014	2014	96%
Reveal	Woodland Hills, CA	Mid-rise	438	2010	2011	97%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	1970	1999	97%
			26,695			97%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	1974	2006	96%
Fourth & U	Berkeley, CA	Mid-rise	171	2010	2010	97%
The Commons	Campbell, CA	Garden	264	1973	2010	96%
Pointe at Cupertino	Cupertino, CA	Garden	116	1963	1998	97%
Connolly Station (15)	Dublin, CA	Mid-rise	309	2014	2014	97%
Avenue 64	Emeryville, CA	Mid-rise	224	2007	2014	96%
The Courtyards at 65th Street (16)	Emeryville, CA	Mid-rise	331	2004	2019	96%
Emme (15)	Emeryville, CA	Mid-rise	190	2015	2015	96%
Foster's Landing	Foster City, CA	Garden	490	1987	2014	95%
Stevenson Place	Fremont, CA	Garden	200	1975	2000	97%
Mission Peaks	Fremont, CA	Mid-rise	453	1995	2014	97%
Mission Peaks II	Fremont, CA	Garden	336	1989	2014	97%
Paragon Apartments	Fremont, CA	Mid-rise	301	2013	2014	97%
Boulevard	Fremont, CA	Garden	172	1978	1996	96%
Briarwood (9)	Fremont, CA	Garden	160	1978	2011	97%
The Woods (9)	Fremont, CA	Garden	160	1978	2011	97%
City Centre (13)	Hayward, CA	Mid-rise	192	2000	2014	96%
City View	Hayward, CA	Garden	572	1975	1998	96%
Lafayette Highlands	Lafayette, CA	Garden	150	1973	2014	97%
777 Hamilton (17)	Menlo Park, CA	Mid-rise	195	2017	2019	94%
Apex	Milpitas, CA	Mid-rise	366	2014	2014	97%
Regency at Mountain View (7)	Mountain View, CA	Mid-rise	142	1970	2013	97%
Bridgeport (8)	Newark, CA	Garden	184	1987	1987	97%
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	2001	2014	96%
The Grand	Oakland, CA	High-rise	243	2009	2009	96%
The Galloway (15)	Pleasanton, CA	Mid-rise	506	2016	2016	97%
Radius	Redwood City, CA	Mid-rise	264	2015	2015	97%
Township	Redwood City, CA	Mid-rise	132	2014	2019	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
San Marcos	Richmond, CA	Mid-rise	432	2003	2003	97%
Bennett Lofts	San Francisco, CA	Mid-rise	165	2004	2012	95%
Fox Plaza	San Francisco, CA	High-rise	445	1968	2013	95%
MB 360	San Francisco, CA	Mid-rise	360	2014	2014	97%
Park West	San Francisco, CA	Mid-rise	126	1958	2012	95%
101 San Fernando	San Jose, CA	Mid-rise	323	2001	2010	96%
360 Residences (16)	San Jose, CA	Mid-rise	213	2010	2017	95%
Bella Villagio	San Jose, CA	Mid-rise	231	2004	2010	96%
Century Towers (18)	San Jose, CA	High-rise	376	2017	2017	95%
Enso	San Jose, CA	Mid-rise	183	2014	2015	97%
Epic (15)	San Jose, CA	Mid-rise	769	2013	2013	96%
Esplanade	San Jose, CA	Mid-rise	278	2002	2004	96%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	1990	2014	96%
Marquis	San Jose, CA	Mid-rise	166	2015	2016	96%
Meridian at Midtown (16)	San Jose, CA	Mid-rise	218	2015	2018	95%
Mio	San Jose, CA	Mid-rise	103	2015	2016	97%
Museum Park	San Jose, CA	Mid-rise	117	2002	2014	97%
One South Market (19)	San Jose, CA	High-rise	312	2015	2015	96%
Palm Valley	San Jose, CA	Mid-rise	1,099	2008	2014	97%
Sage at Cupertino (4)	San Jose, CA	Garden	230	1971	2017	96%
The Carlyle (8)	San Jose, CA	Garden	132	2000	2000	97%
The Waterford	San Jose, CA	Mid-rise	238	2000	2000	96%
Willow Lake	San Jose, CA	Mid-rise	508	1989	2012	96%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	1988	2014	96%
Hillsdale Garden	San Mateo, CA	Garden	697	1948	2006	97%
Park 20 (15)	San Mateo, CA	Mid-rise	197	2015	2015	97%
Station Park Green - Phase I	San Mateo, CA	Mid-rise	121	2018	2018	95%
Deer Valley	San Rafael, CA	Garden	171	1996	2014	97%
Bel Air	San Ramon, CA	Garden	462	1988	1995	97%
Canyon Oaks	San Ramon, CA	Mid-rise	250	2005	2007	97%
Crow Canyon	San Ramon, CA	Mid-rise	400	1992	2014	96%
Foothill Gardens	San Ramon, CA	Garden	132	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	2005	2007	97%
Twin Creeks	San Ramon, CA	Garden	44	1985	1997	97%
1000 Kiely	Santa Clara, CA	Garden	121	1971	2011	97%
Le Parc	Santa Clara, CA	Garden	140	1975	1994	97%
Marina Cove (20)	Santa Clara, CA	Garden	292	1974	1994	97%
Riley Square (9)	Santa Clara, CA	Garden	156	1972	2012	97%
Villa Granada	Santa Clara, CA	Mid-rise	270	2010	2014	97%
Chestnut Street Apartments	Santa Cruz, CA	Garden	96	2002	2008	95%
Bristol Commons	Sunnyvale, CA	Garden	188	1989	1995	97%
Brookside Oaks (4)	Sunnyvale, CA	Garden	170	1973	2000	97%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	2012	2014	97%
Magnolia Lane (21)	Sunnyvale, CA	Garden	32	2001	2007	97%
Magnolia Square (4)	Sunnyvale, CA	Garden	156	1963	2007	97%
Montclaire	Sunnyvale, CA	Mid-rise	390	1973	1988	97%
Reed Square	Sunnyvale, CA	Garden	100	1970	2011	98%
Solstice	Sunnyvale, CA	Mid-rise	280	2014	2014	98%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Summerhill Park	Sunnyvale, CA	Garden	100	1988	1988	98%
Via	Sunnyvale, CA	Mid-rise	284	2011	2011	97%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	1989	1989	98%
Vista Belvedere	Tiburon, CA	Mid-rise	76	1963	2004	96%
Verandas (13)	Union City, CA	Mid-rise	282	1989	2014	97%
Agora (22)	Walnut Creek, CA	Mid-rise	49	2016	2016	99%
Brio (4)	Walnut Creek, CA	Mid-rise	300	2015	2019	97%
			21,642			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	2009	2014	97%
BellCentre	Bellevue, WA	Mid-rise	248	2001	2014	97%
Cedar Terrace	Bellevue, WA	Garden	180	1984	2005	96%
Courtyard off Main	Bellevue, WA	Mid-rise	110	2000	2010	96%
Ellington	Bellevue, WA	Mid-rise	220	1994	2014	97%
Emerald Ridge	Bellevue, WA	Garden	180	1987	1994	97%
Foothill Commons	Bellevue, WA	Mid-rise	394	1978	1990	96%
Palisades, The	Bellevue, WA	Garden	192	1977	1990	97%
Park Highland	Bellevue, WA	Mid-rise	250	1993	2014	96%
Piedmont	Bellevue, WA	Garden	396	1969	2014	97%
Sammamish View	Bellevue, WA	Garden	153	1986	1994	98%
Woodland Commons	Bellevue, WA	Garden	302	1978	1990	97%
Bothell Ridge (6)	Bothell, WA	Garden	214	1988	2014	96%
Canyon Pointe	Bothell, WA	Garden	250	1990	2003	96%
Inglenook Court	Bothell, WA	Garden	224	1985	1994	96%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	2000	2014	96%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	2000	2000	97%
Stonehedge Village	Bothell, WA	Garden	196	1986	1997	96%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	2000	2008	97%
Park Hill at Issaquah	Issaquah, WA	Garden	245	1999	1999	97%
Wandering Creek	Kent, WA	Garden	156	1986	1995	98%
Ascent	Kirkland, WA	Garden	90	1988	2012	96%
Bridle Trails	Kirkland, WA	Garden	108	1986	1997	97%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	1978	2010	96%
Evergreen Heights	Kirkland, WA	Garden	200	1990	1997	96%
Slater 116	Kirkland, WA	Mid-rise	108	2013	2013	97%
Montebello	Kirkland, WA	Garden	248	1996	2012	96%
Aviara (23)	Mercer Island, WA	Mid-rise	166	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	Garden	164	1981	1996	96%
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	1989	2014	96%
The Elliot at Mukilteo (4)	Mukilteo, WA	Garden	301	1981	1997	96%
Castle Creek	Newcastle, WA	Garden	216	1998	1998	97%
Delano	Redmond, WA	Mid-rise	126	2005	2011	97%
Elevation	Redmond, WA	Garden	158	1986	2010	97%
Pure Redmond	Redmond, WA	Mid-rise	105	2016	2019	99%
Redmond Hill (9)	Redmond, WA	Garden	442	1985	2011	96%
Shadowbrook	Redmond, WA	Garden	418	1986	2014	96%
The Trails of Redmond	Redmond, WA	Garden	423	1985	2014	97%
Vesta (9)	Redmond, WA	Garden	440	1998	2011	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Brighton Ridge	Renton, WA	Garden	264	1986	1996	96%
Fairwood Pond	Renton, WA	Garden	194	1997	2004	97%
Forest View	Renton, WA	Garden	192	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	2001	2014	96%
8th & Republican (16)	Seattle, WA	Mid-rise	211	2016	2017	97%
Annaliese	Seattle, WA	Mid-rise	56	2009	2013	98%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	1992	2014	96%
The Bernard	Seattle, WA	Mid-rise	63	2008	2011	98%
Cairns, The	Seattle, WA	Mid-rise	99	2006	2007	97%
Collins on Pine	Seattle, WA	Mid-rise	76	2013	2014	98%
Domaine	Seattle, WA	Mid-rise	92	2009	2012	98%
Expo (18)	Seattle, WA	Mid-rise	275	2012	2012	96%
Fountain Court	Seattle, WA	Mid-rise	320	2000	2000	97%
Patent 523	Seattle, WA	Mid-rise	295	2010	2010	97%
Taylor 28	Seattle, WA	Mid-rise	197	2008	2014	97%
Velo and Ray (16)	Seattle, WA	Mid-rise	308	2014	2019	96%
Vox Apartments	Seattle, WA	Mid-rise	58	2013	2013	97%
Wharfside Pointe	Seattle, WA	Mid-rise	155	1990	1994	97%
			12,233			97%

Total/Weighted Average			60,570			97%

Footnotes to the Company’s Portfolio Listing as of December 31, 2019

(1)	Unless otherwise specified, the Company consolidates each community in accordance with U.S. GAAP.

(2)
For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2019. For an explanation of how financial occupancy is calculated, see "Occupancy Rates" in this Item 2.

(3)	The community is subject to a ground lease, which, unless extended, will expire in 2082.

(4)
Each of these communities is part of a DownREIT structure in which the Company is the general partner or manager and the other limited partners or members are granted rights of redemption for their interests.

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

(15)
This community is owned by an entity that, as of December 31, 2019, was co-owned by the Company and the Canada Pension Plan Investment Board ("CPPIB" or "CPP"). The Company had a 55% ownership in this community, which is accounted for using the equity method of accounting. In January 2020, the Company purchased CPPIB's 45% interest.

(16)	This community is owned by Wesco V, LLC ("Wesco V"). The Company has a 50% interest in Wesco V, which is accounted for using the equity method of accounting.

(17)	This community is owned by BEX IV, LLC ("BEX IV"). The Company has a 50.1% interest in BEX IV, which is accounted for using the equity method of accounting.

(18)	The Company has 50% ownership in this community, which is accounted for using the equity method of accounting.

(19)	In March 2019, the Company purchased its joint venture partner's 45.0% interest in the One South Market co-investment. As a result of this purchase, the Company consolidates One South Market.

(20)	A portion of this community on which 84 apartment homes are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(21)	The community is subject to a ground lease, which, unless extended, will expire in 2070.

(22)
This community is owned by an entity that, as of December 31, 2019, was co-owned primarily by the Company and CPPIB. The Company had a 51% membership interest in this community, which is accounted for using the equity method of accounting. In January 2020, the Company purchased CPPIB's 45% interest.

(23)	This community is subject to a ground lease, which, unless extended, will expire in 2070.

Item 3. Legal Proceedings

The information regarding lawsuits, other proceedings and claims, set forth in Note 17, "Commitments and Contingencies", to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to such matters referred to in Note 17, the Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol ESS.

There is no established public trading market for the Operating Partnership's limited partnership units ("OP Units").

Holders

The approximate number of holders of record of the shares of Essex's common stock was 1,248 as of February 18, 2020. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 18, 2020, there were 65 holders of record of OP Units, including Essex.

Return of Capital

Under provisions of the Code, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2019, 2018, and 2017 related to common stock are as follows:

	2019	2018	2017
Common Stock
Ordinary income	83.81%	79.72%	84.04%
Capital gain	13.78%	15.35%	13.20%
Unrecaptured section 1250 capital gain	2.41%	4.93%	2.76%
	100.00%	100.00%	100.00%

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

The Board of Directors declared a dividend/distribution for the fourth quarter of 2019 of $1.95 per share. The dividend/distribution was paid on January 15, 2020 to stockholders/unitholders of record as of January 2, 2020.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Shareholders, under the headings "Equity Compensation Plan Information," to be filed with the SEC within 120 days of December 31, 2019.

Issuance of Registered Equity Securities

During the year ended December 31, 2019, the Company issued 228,271 shares of common stock through its equity distribution program at an average price of $321.56 per share for proceeds of $73.4 million. As of December 31, 2019, there were no outstanding forward sale agreements, and $826.6 million of shares remains available to be sold under this program.

Issuer Purchases of Equity Securities

In December 2015, Essex's Board of Directors authorized a stock repurchase plan to allow Essex to acquire shares in an aggregate of up to $250.0 million. In January 2019, pursuant to such authorization, the Company repurchased and retired 234,061 shares of its common stock totaling $57.0 million, including commissions, at an average price of $243.48 per share. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any additional shares during the year ended December 31, 2019, such that as of December 31, 2019, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan.
Performance Graph

The line graph below compares the cumulative total stockholder return on Essex's common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2014 and that all dividends were reinvested.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Essex Property Trust, Inc.	100.00	118.87	118.71	126.79	132.83	167.25
NAREIT All Equity REIT Index	100.00	102.83	111.70	121.39	116.48	149.86
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86

(1)	Common stock performance data is provided by S&P Global Market Intelligence (formerly SNL Financial).

The graph and other information furnished under the above caption "Performance Graph" in this Part II Item 5 of this Form 10-K shall not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2019 and 2018, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2019 and 2018, Essex issued an aggregate of 178,675 and 39,175 shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of $37.5 million and $6.2 million to the Operating Partnership in exchange for an aggregate of 178,675 and 39,175 OP Units, as required by the Operating Partnership’s partnership agreement, during the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, Essex issued an aggregate of 16,114 and 1,981 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 16,114 and 1,981 OP Units during the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, Essex issued an aggregate of 12,633 and 5,250 shares of its common stock in connection with the exchange of OP Units and DownREIT units by limited partners or members into shares of common stock. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 12,633 and 5,250 OP Units during the year ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the Company issued 228,271 shares of common stock through its equity distribution program. Essex contributed the net proceeds from these share issuances of $73.4 million to the Operating Partnership in exchange for an aggregate of 228,271 OP units, as required by the Operating Partnership's partnership agreement. As of December 31, 2019, there are no outstanding forward purchase agreements. During the year ended December 31, 2018, no shares of the Company's common stock were issued or sold by Essex pursuant to its equity distribution programs.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for Essex and the Operating Partnership from January 1, 2015 through December 31, 2019.

Essex Property Trust, Inc. and Subsidiaries

	Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per share amounts)
OPERATING DATA:
Rental and other property	$1,450,628	$1,390,870	$1,354,325	$1,285,723	$1,185,498
Management and other fees from affiliates	9,527	9,183	9,574	8,278	8,909
Net income	464,448	413,599	458,043	438,410	248,239
Net income available to common stockholders	$439,286	$390,153	$433,059	$411,124	$226,865
Per share data:
Basic:
Net income available to common stockholders	$6.67	$5.91	$6.58	$6.28	$3.50
Weighted average common stock outstanding	65,840	66,041	65,829	65,472	64,872
Diluted:
Net income available to common stockholders	$6.66	$5.90	$6.57	$6.27	$3.49
Weighted average common stock outstanding	65,939	66,085	65,898	65,588	65,062
Cash dividend per common share	$7.80	$7.44	$7.00	$6.40	$5.76

	As of December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$14,038,142	$13,366,101	$13,362,073	$12,687,722	$12,338,129
Net investment in rental properties	10,348,660	10,156,553	10,592,776	10,376,176	10,388,237
Real estate under development	546,075	454,629	355,735	190,505	242,326
Co-investments	1,335,339	1,300,140	1,155,984	1,161,275	1,036,047
Total assets	12,705,405	12,383,596	12,495,706	12,217,408	12,008,384
Total indebtedness, net	5,808,873	5,605,942	5,689,126	5,563,260	5,318,757
Redeemable noncontrolling interest	37,410	35,475	39,206	44,684	45,452
Cumulative redeemable preferred stock	—	—	—	—	73,750
Stockholders' equity	6,220,427	6,267,073	6,277,406	6,192,178	6,237,733

	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations ("FFO")(1) attributable to common stockholders and unitholders:
Net income available to common stockholders	$439,286	$390,153	$433,059	$411,124	$226,865
Adjustments:
Depreciation and amortization	483,750	479,884	468,881	441,682	453,423
Gains not included in FFO attributable to common stockholders and unitholders	(79,468)	(73,683)	(159,901)	(167,607)	(81,347)
Impairment loss	7,105	—	—	—	—

Impairment loss from unconsolidated co-investments	11,484	—	—	—	—
Deferred tax expense on sale of real estate and land - taxable REIT subsidiary activity	—	—	—	4,410	—
Depreciation and amortization from unconsolidated co-investments	60,655	62,954	55,531	50,956	49,826
Noncontrolling interest related to Operating Partnership units	15,343	13,452	14,825	14,089	7,824
Insurance reimbursements	—	—	—	—	(1,751)
Depreciation attributable to third party ownership and other	(1,805)	(940)	(286)	(9)	(781)
Funds from operations attributable to common stockholders and unitholders	$936,350	$871,820	$812,109	$754,645	$654,059
Non-core items:
Merger and integration expenses	—	—	—	—	3,798
Expensed acquisition and investment related costs	168	194	1,569	1,841	2,414
Deferred tax expense on unrealized gain on unconsolidated co-investment (2)	1,457	—	—	—	—
Gain on sale of marketable securities	(1,271)	(737)	(1,909)	(5,719)	(598)
Unrealized (gains) losses on marketable securities	(5,710)	5,159	—	—	—
Equity income from non-core co-investment (3)	(4,143)	—	—	—	—
Interest rate hedge ineffectiveness (4)	181	148	(78)	(250)	—
(Gain) loss on early retirement of debt, net	(3,717)	—	1,796	606	6,114
Gain on early retirement of debt from unconsolidated co-investment	—	(3,662)	—	—	—
Co-investment promote income	(809)	(20,541)	—	—	(192)
Income from early redemption of preferred equity investments	(3,562)	(1,652)	(356)	—	(1,954)
Accelerated interest income from maturity of investment in mortgage backed security	(7,032)	—	—	—	—
Excess of redemption value of preferred stock over carrying value	—	—	—	2,541	—
General and administrative and other, net	1,181	8,745	(1,083)	—	(651)
Insurance reimbursements and legal settlements, net	(858)	(561)	(25)	(4,470)	(2,319)
Core funds from operations ("Core FFO")(1) attributable to common stockholders and unitholders	$912,235	$858,913	$812,023	$749,194	$660,671
Weighted average number of shares outstanding, diluted (FFO)(5)	68,199	68,322	68,194	67,890	67,310
Funds from operations attributable to common stockholders and unitholders per share - diluted	$13.73	$12.76	$11.91	$11.12	$9.72
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$13.38	$12.57	$11.91	$11.04	$9.82

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

The table to which this footnote relates is a reconciliation of net income available to common stockholders to FFO and Core FFO for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

(2)	A deferred tax expense was recorded during the year ended December 31, 2019 related to the $4.4 million net unrealized gain on Real Estate Technology Ventures, L.P. co-investment discussed below.

(3)	Represents the Company's share of co-investment income from Real Estate Technology Ventures, L.P. Income for the year ended December 31, 2019 includes a net unrealized gain of $4.4 million.

(4)
Interest rate swaps are generally adjusted to fair value through other comprehensive income (loss). However, because certain of the Company's interest rate swaps do not have a 0% LIBOR floor, while related hedged debt in these cases is subject to a 0% LIBOR floor, the portion of the change in fair value of these interest rate swaps attributable to this mismatch, if any, is recorded as a non-cash interest rate hedge ineffectiveness through interest expense. On January 1, 2019, the Company adopted ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities," which resulted in a cumulative effect adjustment of approximately $181,000 from interest expense to accumulated other comprehensive income.

(5)
Assumes conversion of all outstanding OP Units into shares of the Company's common stock and excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Essex Portfolio, L.P. and Subsidiaries

	Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per unit amounts)
OPERATING DATA:
Rental and other property	$1,450,628	$1,390,870	$1,354,325	$1,285,723	$1,185,498
Management and other fees from affiliates	9,527	9,183	9,574	8,278	8,909
Net income	464,448	413,599	458,043	438,410	248,239
Net income available to common unitholders	$454,629	$403,605	$447,884	$425,213	$234,689
Per unit data:
Basic:
Net income available to common unitholders	$6.67	$5.91	$6.58	$6.28	$3.50
Weighted average common units outstanding	68,141	68,316	68,082	67,696	67,054
Diluted:
Net income available to common unitholders	$6.66	$5.90	$6.57	$6.27	$3.49
Weighted average common units outstanding	68,240	68,360	68,151	67,812	67,244
Cash distributions per common unit	$7.80	$7.44	$7.00	$6.40	$5.76

	As of December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$14,038,142	$13,366,101	$13,362,073	$12,687,722	$12,338,129
Net investment in rental properties	10,348,660	10,156,553	10,592,776	10,376,176	10,388,237
Real estate under development	546,075	454,629	355,735	190,505	242,326
Co-investments	1,335,339	1,300,140	1,155,984	1,161,275	1,036,047
Total assets	12,705,405	12,383,596	12,495,706	12,217,408	12,008,384
Total indebtedness, net	5,808,873	5,605,942	5,689,126	5,563,260	5,318,757
Redeemable noncontrolling interest	37,410	35,475	39,206	44,684	45,452
Cumulative redeemable preferred interest	—	—	—	—	71,209
Partners' capital	6,281,242	6,329,613	6,330,415	6,244,364	6,287,381

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of December 31, 2019, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of December 31, 2019, the Company owned or had ownership interests in 250 operating apartment communities, comprising 60,570 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, one operating commercial building and a development pipeline comprised of five consolidated projects and two unconsolidated joint venture projects.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2019, the Company’s development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development, and various predevelopment projects aggregating 1,960 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of approximately $222.0 million, $193.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

As of December 31, 2019, the Company also had an ownership interest in one operating commercial building (totaling approximately 106,716 square feet).

By region, the Company's operating results for 2019 and 2018 and projection for 2020 new housing supply (defined as new multifamily apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing), projection for 2020 job growth, and 2020 estimated Same-Property revenue growth are as follows:

Southern California Region:  As of December 31, 2019, this region represented 45% of the Company’s consolidated operating apartment homes.  Revenues for "2019 Same-Properties" (as defined below), or "Same-Property revenues," increased 3.0% in 2019 as compared to 2018. In 2020, the Company projects new residential supply of 31,400 apartment homes and single family homes, which represents 0.5% of the total housing stock. The Company projects an increase of 91,850 jobs or 1.2%, and an increase in 2020 Same-Property revenues of between 2.2% to 3.2% in 2020.

Northern California Region:  As of December 31, 2019, this region represented 35% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 3.8% in 2019 as compared to 2018. In 2020, the Company projects new residential supply of 17,950 apartment homes and single family homes, which represents 0.8% of the total housing stock. The Company projects an increase of 72,350 jobs or 2.0%, and an increase in 2020 Same-Property revenues of between 2.6% to 3.6% in 2020.

Seattle Metro Region: As of December 31, 2019, this region represented 20% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 3.8% in 2019 as compared to 2018. In 2020, the Company projects new residential supply of 13,400 apartment homes and single family homes, which represents 1.0% of the total housing stock. The

Company projects an increase of 43,200 jobs or 2.4%, and an increase in 2020 Same-Property revenues of between 3.5% to 4.5% in 2020.

In total, the Company projects an increase in 2020 Same-Property revenues of between 2.6% to 3.6%, as renewal and new leases are signed at higher rents in 2020 than 2019. Same-Property operating expenses are projected to increase in 2020 by 2.5% to 3.5%.

The Company’s consolidated operating communities are as follows:

	As of		As of
	December 31, 2019		December 31, 2018
	Apartment Homes	%	Apartment Homes	%
Southern California	22,674	45%	22,674	46%
Northern California	17,556	35%	16,136	33%
Seattle Metro	10,343	20%	10,238	21%
Total	50,573	100%	49,048	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, LLC, CPPIB, BEXAEW, BEX II, BEX III, and BEX IV communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2019 to the Year Ended December 31, 2018

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "2019 Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2019 and 2018) decreased 10 basis points to 96.6% in 2019 from 96.7% in 2018. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total potential rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total potential rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The Company does not take into account delinquency and concessions to calculate actual rent for occupied apartment homes and market rents for vacant apartment homes. The calculation of financial occupancy compares contractual rates for occupied apartment homes to estimated market rents for unoccupied apartment homes, and thus the calculation compares the gross value of all apartment homes excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric. While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property, which may entail the use of rent concessions and other incentives, and thus financial occupancy, which is based on contractual income is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s 2019 Same-Property portfolio for financial occupancy for the years ended December 31, 2019 and 2018 is as follows:

	Years ended December 31,
	2019	2018
Southern California	96.6%	96.7%
Northern California	96.7%	96.8%
Seattle Metro	96.6%	96.5%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2019 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2019	2018	Change	Change
2019 Same-Properties:
Southern California	21,979	$590,943	$573,658	$17,285	3.0%
Northern California	15,685	530,970	511,679	19,291	3.8%
Seattle Metro	10,238	245,398	236,525	8,873	3.8%
Total 2019 Same-Property revenues	47,902	1,367,311	1,321,862	45,449	3.4%
2019 Non-Same Property Revenues		83,317	69,008	14,309	20.7%
Total property revenues		$1,450,628	$1,390,870	$59,758	4.3%

2019 Same-Property Revenues increased by $45.4 million or 3.4% to $1.4 billion for 2019 compared to $1.3 billion in 2018. The increase was primarily attributable to an increase of 3.4% in average rental rates from $2,242 per apartment home for 2018 to $2,318 per apartment home for 2019.

2019 Non-Same Property Revenues increased by $14.3 million or 20.7% to $83.3 million in 2019 compared to $69.0 million in 2018. The increase was primarily due to revenues generated from One South Market, which was consolidated in March 2019, Brio, which was acquired in June 2019, Marquis, which was consolidated in December 2018, and Station Park Green - Phase I, a development community that began producing rental income during the first quarter of 2018. These increases were partially offset by the sales of Domain in the second quarter of 2018 and 8th & Hope in the fourth quarter of 2018.

Management and other fees from affiliates increased by $0.3 million or 3.3% to $9.5 million in 2019 from $9.2 million in 2018. The increase is primarily due to the addition of The Courtyards at 65th Street, 777 Hamilton, and Velo and Ray communities to the Company's joint venture portfolio in 2019, offset slightly by the disposition of Mosso joint venture community in the fourth quarter of 2019.

Property operating expenses, excluding real estate taxes increased by $8.7 million or 3.7% to $242.5 million in 2019 compared to $233.8 million in 2018, primarily due to an increase of $3.8 million in utilities expenses as well as an increase of $3.2 million in administrative expenses. 2019 Same-Property operating expenses, excluding real estate taxes, increased by $6.5 million or 2.9% to $232.5 million in 2019 compared to $226.0 million in 2018, primarily due to increases of $2.7 million in both administrative expenses and utilities expenses.

Real estate taxes increased by $3.6 million or 2.4% to $155.2 million in 2019 compared to $151.6 million in 2018, primarily due to increases in property valuations in Southern and Northern California and property tax expenses for Brio, which was acquired in the second quarter of 2019, offset by favorable tax assessments in the Seattle Metro region. 2019 Same-Property real estate taxes increased by $1.9 million or 1.3% to $145.3 million in 2019 compared to $143.4 million in 2018 primarily due to increases in property valuations in Southern and Northern California, offset by favorable tax assessments in the Seattle Metro region.

Corporate-level property management expenses increased by $1.8 million or 5.8% to $32.9 million in 2019 compared to $31.1 million in 2018, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $3.9 million or 0.8% to $483.8 million in 2019 compared to $479.9 million in 2018, primarily due to the completion of the Station Park Green - Phase I development during the first and second quarters of 2018, consolidation of Marquis in the fourth quarter of 2018, consolidation of One South Market in the first quarter of 2019, and the acquisition of Brio in the second quarter of 2019. The increase was partially offset by the sales of Domain in the second quarter of 2018 and 8th & Hope in the fourth quarter of 2018.

Impairment loss of $7.1 million in 2019 related to a consolidated CPPIB co-investment that owned land held for future development in Moorpark, CA. The impairment charge resulted from the Company’s offer to acquire the joint venture partner’s 45% interest in the co-investment of the land parcel at an amount lower than the carrying value.

Loss on sale of real estate and land of $3.2 million in 2019 was primarily attributable to the sale of land in San Mateo, CA that had been held for future development. The Company's $61.9 million gain in 2018 was attributable to the sales of Domain in the second quarter of 2018 and 8th & Hope in the fourth quarter of 2018, which resulted in gains of $22.3 million and $39.6 million, respectively, for the Company.

Interest expense decreased by $3.2 million or 1.5% to $217.3 million in 2019 compared to $220.5 million in 2018, primarily due to various debt that was paid off or matured and regular principal amortization during and after 2018, which resulted in a decrease in interest expense of $30.0 million for 2019. Additionally, there was a $5.5 million increase in capitalized interest during 2019, which was due to an increase in development costs as compared to 2018. These decreases in interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $300.0 million of senior unsecured notes due March 15, 2048 in March 2018, $500.0 million of senior unsecured notes due March 1, 2029 in February and March 2019, and $550.0 million of senior unsecured notes due January 15, 2030 in August 2019 and October 2019, which resulted in an increase of $32.3 million interest expense for 2019 as compared to 2018.

Total return swap income of $8.4 million in 2019 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015, in connection with issuing $257.3 million of fixed rate tax-exempt mortgage notes. The decrease of $0.3 million or 3.4% from $8.7 million in 2018 was due to less favorable interest rates in 2019.

Interest and other income increased $23.3 million or 101.3% to $46.3 million in 2019 compared to $23.0 million in 2018, primarily due to an increase from unrealized gains (losses) on marketable securities of $10.9 million, $7.0 million of accelerated interest income from the maturity of a mortgage backed security investment recognized in 2019, and an increase of $5.1 million in marketable securities and other income.

Equity income from co-investments increased by $23.0 million or 25.8% to $112.1 million in 2019 compared to $89.1 million in 2018, primarily due to an increase in gains from the sale of co-investment communities of $40.5 million from sale of the Mosso co-investment community in 2019, an increase of $7.3 million in income from preferred equity investments, and a net unrealized gain of $4.4 million from an unconsolidated co-investment during the third quarter of 2019. The increase was partially offset by a decrease of $19.7 million in promote income and an $11.5 million other-than-temporary impairment charge on an unconsolidated CPPIB co-investment recognized in the fourth quarter of 2019.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $1.5 million in 2019 resulted from a net unrealized gain of $4.4 million from an unconsolidated co-investment during the third quarter of 2019.

Gain on early retirement of debt, net of $3.7 million in 2019 was primarily due to early repayment of a $289.1 million secured mortgage note payable in September 2019, offset slightly by early repayment of approximately $122.5 million of secured mortgage notes in the fourth quarter of 2019.

Gain on remeasurement of co-investment of $31.5 million in 2019 resulted from the purchase of the Company's joint venture partner's 45.0% membership interest in the One South Market co-investment in March 2019. Gain on remeasurement of $1.3 million in 2018 resulted from the purchase of the Company's joint venture partner's 49.9% membership interest in the Marquis co-investment in December 2018.

Comparison of Year Ended December 31, 2018 to the Year Ended December 31, 2017

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "2018 Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2018 and 2017) increased 10 basis points to 96.7% in 2018 from 96.6% in 2017. The regional breakdown of the Company's 2018 Same-Property portfolio for financial occupancy for the years ended December 31, 2018 and 2017 is as follows:

	Years ended December 31,
	2018	2017
Southern California	96.7%	96.6%
Northern California	96.8%	96.8%
Seattle Metro	96.5%	96.4%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2018 Same-Properties:

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

Management and other fees from affiliates decreased by $0.4 million or 4.2% to $9.2 million in 2018 from $9.6 million in 2017. The decrease is primarily due to lower asset management fees caused by the amendment of the Wesco I joint venture operating agreement in October 2017.

Property operating expenses, excluding real estate taxes increased by $4.7 million or 2.1% to $233.8 million in 2018 compared to $229.1 million in 2017, primarily due to an increase of $2.4 million in maintenance and repairs expenses as well as an increase of $2.3 million in utilities expenses. 2018 Same-Property operating expenses excluding real estate taxes, increased by $4.2 million or 2.0% to $218.7 million in 2018 compared to $214.5 million in 2017, primarily due to a $2.2 million increase in maintenance and repairs expenses as well as an increase of $2.2 million in utilities expenses.

Real estate taxes increased by $5.3 million or 3.6% to $151.6 million in 2018 compared to $146.3 million in 2017, primarily due to the acquisition of Marquis and increases in tax rates and property valuations, offset by the sales of Domain in the second quarter of 2018 and 8th & Hope in the fourth quarter of 2018. 2018 Same-Property real estate taxes increased by $4.9 million or 3.7% to $138.4 million in 2018 compared to $133.5 million in 2017 due to increases in tax rates and property valuations.

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

Interest expense decreased by $2.4 million or 1.1% to $220.5 million in 2018 compared to $222.9 million in 2017, primarily due to debt that was paid off or matured and regular principal amortization during and after 2017, which resulted in a decrease in interest expense of $16.2 million for 2018. Additionally, there was a $4.8 million increase in capitalized interest during 2018, which was due to an increase in development costs as compared to 2017. These decreases in interest expense were partially offset by an increase in average outstanding debt primarily as a result of the issuance of $350.0 million senior unsecured notes due May 1, 2027 in April 2017 and $300.0 million senior unsecured notes due March 15, 2048 in March 2018, which resulted in an increase of $18.6 million interest expense for 2018 as compared to 2017.

Total return swap income of $8.7 million in 2018 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015, in connection with issuing $257.3 million of fixed rate tax-exempt mortgage notes payable. The decrease of $1.4 million or 13.9% from $10.1 million in 2017 was due to less favorable interest rates in 2018.

Interest and other income decreased by $1.6 million or 6.5% to $23.0 million in 2018 compared to $24.6 million in 2017, primarily due to unrealized losses on marketable securities of $5.2 million that were recognized through income during 2018, partially offset by an increase in marketable securities and other interest income of $4.2 million.

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

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2019, 2018 and 2017 ($ in thousands):

	For the year ended December 31,
	2019	2018	2017
Cash flow provided by (used in):
Operating activities	$919,079	$826,554	$769,607
Investing activities	$(527,691)	$(59,893)	$(567,940)
Financing activities	$(461,689)	$(676,392)	$(310,843)

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

As of December 31, 2019, Essex owned a 96.6% general partner interest and the limited partners owned the remaining 3.4% interest in the Operating Partnership.

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

At December 31, 2019, the Company had $70.1 million of unrestricted cash and cash equivalents and $144.2 million in marketable securities, of which $71.5 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2020. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2019, the Company had $200.0 million of private placement unsecured bonds outstanding at an average interest rate of 4.4% with maturity dates ranging from April 2021 through August 2021.

As of December 31, 2019, the Company had $4.3 billion of fixed rate public bonds outstanding at an average interest rate of 3.8% with maturity dates ranging from 2021 to 2048.

As of December 31, 2019, the Company had $350.0 million outstanding on its unsecured term loan. The unsecured term loan bears a variable interest rate of LIBOR plus 0.95%. The Company has five interest rate swap contracts, with an aggregate notional balance of $175.0 million, which effectively converts the interest rate on $175.0 million of the unsecured term loan to a fixed rate of 2.3%.

As of December 31, 2019, the Company’s mortgage notes payable totaled $1.0 billion, net of unamortized premiums and debt issuance costs, which consisted of $0.7 billion in fixed rate debt at an average interest rate of 4.7% and maturity dates ranging from 2020 to 2028 and $254.2 million of tax-exempt variable rate demand notes with a weighted average interest rate of 2.3%. The tax-exempt variable rate demand notes have maturity dates ranging from 2027 to 2046. $255.4 million is subject to total return swaps.

As of December 31, 2019, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2019, there was $55.0 million outstanding on the $1.2 billion unsecured line of credit. The interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of December 31, 2019. In January 2020 this line of credit was amended such that the scheduled maturity date was extended to December 2023 with one 18-month extension, exercisable at the Company's option. The interest rate on the amended line is based on a tiered rate structure tied to the Company's credit ratings and is currently at LIBOR plus 0.825%. As of December 31, 2019, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The interest rate on the line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of December 31, 2019 with a scheduled maturity date in February 2021.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2019 and 2018.

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

The Company has four total return swap contracts, with an aggregate notional amount of $255.4 million, that effectively converts $255.4 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps, with $255.4 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting.

As of December 31, 2019, the Company had no interest rate caps. As of December 31, 2018, the Company had interest rate caps, which were not accounted for as hedges, totaling a notional amount of $9.9 million that effectively limited the Company’s exposure to interest rate risk by providing a ceiling on the variable interest rate for $9.9 million of the Company’s tax exempt variable rate debt. These interest rate caps matured in December 2019.

As of December 31, 2019 and 2018, the aggregate carrying value of the interest rate swap contracts was an asset of $1.0 million and $5.8 million, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets, and a liability of $0.2 million and zero, respectively, and is included in other liabilities on the consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the balance sheets as of both December 31, 2019 and 2018. The aggregate carrying and fair value of the total return swaps was zero at both December 31, 2019 and 2018.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was a loss of $0.2 million, a loss of $0.1 million, and a gain of $0.1 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

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

For the year ended December 31, 2019, the Company issued 228,271 shares of common stock through the 2018 ATM Program at an average price of $321.56 per share for proceeds of $73.4 million. For the year ended December 31, 2018, the Company did not sell any shares of its common stock through the 2018 ATM Program or through the previous equity distribution agreement. For the year ended December 31, 2017, the Company issued 345,444 shares of common stock through the previous equity distribution agreement at an average price of $260.38 per share for total proceeds of $89.9 million. As of December 31, 2019, $826.6 million of shares remains available to be sold under the 2018 ATM Program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2019, non-revenue generating capital expenditures totaled approximately $1,764 per apartment home. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred due to changes in government regulations that the Company would not have incurred otherwise, or expenditures for which the Company expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2019, the Company's development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,960 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of approximately $222.0 million, $193.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.3 billion.

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

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2019, the Company had ownership interests in four major redevelopment communities aggregating 1,327 apartment homes with estimated redevelopment costs of $132.7 million, of which approximately $14.9 million remains to be expended.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2019, the Company had an interest in 806 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs total approximately $0.1 billion, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $29.5 million. In addition, the Company had an interest in 10,672 apartment homes in operating communities with joint ventures for a total book value of $0.7 billion.

Contractual Obligations and Commercial Commitments

The following table summarizes our obligations at December 31, 2019 ($ in thousands):

	For the Fiscal Years Ending
	2020	2021 and 2022	2023 and 2024	Thereafter	Total
Mortgage notes payable	$288,057	$74,841	$6,054	$618,383	$987,335
Unsecured debt	—	1,150,000	1,000,000	2,650,000	4,800,000
Lines of credit	—	—	55,000	—	55,000
Interest on indebtedness (1)	209,711	343,462	254,353	622,817	1,430,343
Ground leases	3,506	7,012	7,012	124,991	142,521
Operating leases	3,349	6,753	6,433	21,682	38,217
	$504,623	$1,582,068	$1,328,852	$4,037,873	$7,453,416

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2019.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a limited partnership in which we hold an equity interest. The capital contributions may be called by the general partner at any time until September 2022 after giving appropriate notice. As of December 31, 2019, we had committed to make additional capital contributions totaling up to $8.1 million if and when called by the general partner of the limited partnership until September 2022.

Real Estate Commitments

The following table summarizes the Company's real estate commitment at December 31, 2019 ($ in thousands):

	Number of Properties	Investment	Remaining Commitment
Joint ventures:
Preferred equity investments	7	$166,500	$20,300
Real estate under development (1)	2	245,825	29,500

Consolidated:
Real estate under development	5	557,415	162,900
		$969,740	$212,700

(1)	Estimated project cost for development of the Company's 500 Folsom project is net of a projected value for low-income housing tax credit proceeds and the value of the tax exempt bond structure.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 17 DownREIT entities (comprising nine communities) and six co-investments as of December 31, 2019. As of December 31, 2018, the Company consolidated the Operating Partnership, 16 DownREIT entities (comprising eight communities), and eight co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $1.0 billion and $364.3 million, respectively, as of December 31, 2019, and $849.8 million and $261.7 million, respectively, as of December 31, 2018. Noncontrolling interests in these entities were $122.5 million and $64.5 million as of December 31, 2019 and 2018, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2019, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company's management to exercise their most difficult, subjective and complex judgments.  The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) accounting for the acquisition of investments in real estate (specifically, the allocation between land and buildings); and (ii) evaluation of events and changes in circumstances indicating whether the Company’s rental properties may be impaired. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent land appraisals which consider comparable market transactions, its own analysis of recently acquired or developed comparable properties in our portfolio for land comparables and building replacement costs, and other publicly available market data. In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and amortized over the average remaining term of all acquired leases.

The Company periodically assesses the carrying value of its real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance compared to budget for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company's ability to hold and its intent with regard to each asset, and each property's remaining useful life. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.

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

Net Operating Income

Net operating income ("NOI") and Same-Property NOI are considered by management to be important supplemental performance measures to earnings from operations included in the Company’s consolidated statements of income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenues less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to NOI and Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	2019	2018	2017
Earnings from operations	$481,112	$511,989	$472,945
Adjustments:
Corporate-level property management expenses	32,899	31,062	30,156
Depreciation and amortization	483,750	479,884	468,881
Management and other fees from affiliates	(9,527)	(9,183)	(9,574)
General and administrative	54,262	53,451	41,385
Expensed acquisition and investment related costs	168	194	1,569
Impairment loss	7,105	—	—
(Gain) Loss on sale of real estate and land	3,164	(61,861)	(26,423)
NOI	1,052,933	1,005,536	978,939
Less: Non Same-Property NOI	(63,492)	(53,044)	(55,389)
Same-Property NOI	$989,441	$952,492	$923,550

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Code, 2020 Same-Property revenue generally and in specific regions, 2020 Same-Property operating expenses, the real estate markets in the geographies in which the Company's properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from economic conditions, trends affecting the Company's financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; there may be a downturn in general economic conditions, the real estate industry and the markets in which the Company's communities are located; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-

intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof and the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company's estimates and assumptions after the date of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2019, the Company had entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the unsecured term debt. As of December 31, 2019, the Company also had $255.4 million of secured variable rate indebtedness. All of the Company’s interest rate swaps are designated as cash flow hedges as of December 31, 2019. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of December 31, 2019. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2019.

			Carrying and	Estimated Carrying Value
		Maturity	Estimated	+ 50	- 50
($ in thousands)	Notional Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$794	$2,556	$989
Total cash flow hedges	$175,000	2022	$794	$2,556	$989

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $255.4 million that effectively convert $255.4 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at December 31, 2019. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated the fair value of the Company’s $5.2 billion of fixed rate debt at December 31, 2019, to be $5.4 billion. Management has estimated the fair value of the Company’s $660.4 million of variable rate debt at December 31, 2019, to be $655.8 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	For the Years Ended December 31,
($ in thousands, except for interest rates)	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed rate debt	$287,405	$530,940	$342,408	$602,093	$402,177	$3,016,884	$5,181,907	$5,410,106
Average interest rate	5.8%	4.3%	3.7%	3.7%	4.0%	3.7%
Variable rate debt (1)	$652	$713	$405,780	$852	$932	$251,499	$660,428	$655,849
Average interest rate	2.4%	2.4%	2.7%	2.4%	2.4%	2.3%

(1)	$175.0 million is subject to interest rate protection agreements ($175.0 million is subject to interest rate swaps). $255.4 million is subject to total return swaps.

The table incorporates only those exposures that exist as of December 31, 2019; it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2019, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, Essex’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2019. In making this assessment, Essex’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Essex’s management has concluded that, as of December 31, 2019, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2019, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2019, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Stockholders, under the heading "Board and Corporate Governance Matters," to be filed with the SEC within 120 days of December 31, 2019.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Stockholders, under the headings "Executive Compensation" and "Director Compensation," to be filed with the SEC within 120 days of December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Stockholders, under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the SEC within 120 days of December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Stockholders, under the heading "Certain Relationships and Related Persons Transactions," to be filed with the SEC within 120 days of December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Stockholders, under the headings "Report of the Audit Committee" and "Fees Paid to KPMG LLP," to be filed with the SEC within 120 days of December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheets: As of December 31, 2019 and 2018	F- 6

Consolidated Statements of Income: Years ended December 31, 2019, 2018, and 2017	F- 7

Consolidated Statements of Comprehensive Income: Years ended December 31, 2019, 2018, and 2017	F- 8

Consolidated Statements of Equity: Years ended December 31, 2019, 2018, and 2017	F- 9

Consolidated Statements of Cash Flows: Years ended December 31, 2019, 2018, and 2017	F- 11

Notes to Consolidated Financial Statements	F- 20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F- 4

Consolidated Balance Sheets: As of December 31, 2019 and 2018	F- 13

Consolidated Statements of Income: Years ended December 31, 2019, 2018, and 2017	F- 14

Consolidated Statements of Comprehensive Income: Years ended December 31, 2019, 2018, and 2017	F- 15

Consolidated Statements of Capital: Years ended December 31, 2019, 2018, and 2017	F- 16

Consolidated Statements of Cash Flows: Years ended December 31, 2019, 2018, and 2017	F- 18

Notes to Consolidated Financial Statements	F- 20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019	F- 56

(4) See the Exhibit Index immediately preceding the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(4) above.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) and Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the derecognition of nonfinancial assets as of January 1, 2018 due to the adoption of the Accounting Standard Codification Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of events or changes in circumstances that indicate rental properties may be impaired
As discussed in Note 2 to the consolidated financial statements, the Company had $10.3 billion in rental properties as of December 31, 2019. The Company evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may not be fully recoverable.

We identified the evaluation of events or changes in circumstances that indicate rental properties may be impaired as a critical audit matter. Specifically, a high degree of subjective and complex auditor judgment was required to evaluate the intent regarding the expected period the Company will receive cash flows from the rental property. Changes to shorten the expected period the Company will receive cash flows from the rental property could indicate a potential impairment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to evaluate events or changes in circumstances that would indicate rental properties may be impaired including controls over the process for determining the expected period the Company will receive cash flows from the rental property. We evaluated the Company’s assessment by 1) inquiring with the Company about events or changes in circumstances considered by the Company, 2) considering the current economic environment, and 3) reading board of director’s minutes and external communications with investors and analysts. In addition, we visited and inspected certain rental property sites to observe the property conditions and inquired of property management personnel regarding events or changes in circumstances that indicate the rental properties may be impaired.
Evaluation of the value allocated to land and buildings in certain asset acquisitions
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company acquired $373.3 million of real estate properties recorded as asset acquisitions for the year ended December 31, 2019. In asset acquisitions, the Company determines the value allocated to land and buildings using their relative estimated fair values.
We identified the evaluation of the value allocated to land and buildings in certain asset acquisitions as a critical audit matter. There was a high degree of subjective and complex auditor judgment in evaluating the fair value amounts used in the allocation of the purchase price to land and building. Specifically, the relevance and reliability of market information including comparable land sales identified and replacement costs used to determine the building value.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s land and building value estimation process in asset acquisitions including controls over the identification of publicly available and comparable land sales and key inputs used to estimate the replacement cost of the building. For certain asset acquisitions, with the assistance of valuation professionals with specialized skills and knowledge, we 1) compared the Company’s determination of the fair value of land to independently developed ranges of estimates based on publicly available land sales, and 2) compared the key inputs in the Company’s replacement building cost value to ranges of estimates of market data such as industry guides used for developing replacement building values.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

San Francisco, California
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Essex Property Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
San Francisco, California
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of Essex Portfolio, L.P. and the Board of Directors of Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) and Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements.
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership has changed its method of accounting for the derecognition of nonfinancial assets as of January 1, 2018 due to the adoption of the Accounting Standard Codification Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of events or changes in circumstances that indicate rental properties may be impaired
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership had $10.3 billion in rental properties as of December 31, 2019. The Operating Partnership evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may not be fully recoverable.

We identified the evaluation of events or changes in circumstances that indicate rental properties may be impaired as a critical audit matter. Specifically, a high degree of subjective and complex auditor judgment was required to evaluate the intent regarding the expected period the Operating Partnership will receive cash flows from the rental property. Changes to shorten the expected period the Operating Partnership will receive cash flows from the rental property could indicate a potential impairment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Operating Partnership’s process to evaluate events or changes in circumstances that would indicate rental properties may be impaired including controls over the process for determining the expected period the Operating Partnership will receive cash flows from the rental property. We evaluated the Operating Partnership’s assessment by 1) inquiring with the Operating Partnership about events or changes in circumstances considered by the Operating Partnership, 2) considering the current economic environment, and 3) reading board of director’s minutes and external communications with investors and analysts. In addition, we visited and inspected certain rental property sites to observe the property conditions and inquired of property management personnel regarding events or changes in circumstances that indicate the rental properties may be impaired.
Evaluation of the value allocated to land and buildings in certain asset acquisitions
As discussed in Notes 2 and 3 to the consolidated financial statements, the Operating Partnership acquired $373.3 million of real estate properties recorded as asset acquisitions for the year ended December 31, 2019. In asset acquisitions, the Operating Partnership determines the value allocated to land and buildings using their relative estimated fair values.
We identified the evaluation of the value allocated to land and buildings in certain asset acquisitions as a critical audit matter. There was a high degree of subjective and complex auditor judgment in evaluating the fair value amounts used in the allocation of the purchase price to land and building. Specifically, the relevance and reliability of market information including comparable land sales identified and replacement costs used to determine the building value.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Operating Partnership’s land and building value estimation process in asset acquisitions including controls over the identification of publicly available and comparable land sales and key inputs used to estimate the replacement cost of the building. For certain asset acquisitions, with the assistance of valuation professionals with specialized skills and knowledge, we 1) compared the Operating Partnership’s determination of the fair value of land to independently developed ranges of estimates based on publicly available land sales, and 2) compared the key inputs in the Operating Partnership’s replacement building cost value to ranges of estimates of market data such as industry guides used for developing replacement building values.

/s/ KPMG LLP
We have served as the Operating Partnership's auditor since 2013.

San Francisco, California
February 20, 2020

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2019 and 2018
(Dollars in thousands, except share amounts)

	2019	2018
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,773,805	$2,701,356
Buildings and improvements	11,264,337	10,664,745
	14,038,142	13,366,101
Less: accumulated depreciation	(3,689,482)	(3,209,548)
	10,348,660	10,156,553
Real estate under development	546,075	454,629
Co-investments	1,335,339	1,300,140
	12,230,074	11,911,322
Cash and cash equivalents-unrestricted	70,087	134,465
Cash and cash equivalents-restricted	11,007	16,930
Marketable securities	144,193	209,545
Notes and other receivables (includes related party receivables of $90.2 million and $11.1 million as of December 31, 2019 and December 31, 2018, respectively)	134,365	71,895
Operating lease right-of-use assets	74,744	—
Prepaid expenses and other assets	40,935	39,439
Total assets	$12,705,405	$12,383,596
LIABILITIES AND EQUITY
Unsecured debt, net	$4,763,206	$3,799,316
Mortgage notes payable, net	990,667	1,806,626
Lines of credit	55,000	—
Accounts payable and accrued liabilities	158,017	127,086
Construction payable	48,912	59,345
Dividends payable	135,384	128,529
Operating lease liabilities	76,740	—
Other liabilities	36,565	33,375
Total liabilities	6,264,491	5,954,277
Commitments and contingencies
Redeemable noncontrolling interest	37,410	35,475
Equity:
Common stock; $.0001 par value, 670,000,000 shares authorized; 66,091,954 and 65,890,322 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,121,927	7,093,079
Distributions in excess of accumulated earnings	(887,619)	(812,796)
Accumulated other comprehensive loss, net	(13,888)	(13,217)
Total stockholders' equity	6,220,427	6,267,073
Noncontrolling interest	183,077	126,771
Total equity	6,403,504	6,393,844
Total liabilities and equity	$12,705,405	$12,383,596

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2019, 2018 and 2017
(Dollars in thousands, except per share and share amounts)

	2019	2018	2017
Revenues:
Rental and other property	$1,450,628	$1,390,870	$1,354,325
Management and other fees from affiliates	9,527	9,183	9,574
	1,460,155	1,400,053	1,363,899
Expenses:
Property operating, excluding real estate taxes	242,525	233,764	229,076
Real estate taxes	155,170	151,570	146,310
Corporate-level property management expenses	32,899	31,062	30,156
Depreciation and amortization	483,750	479,884	468,881
General and administrative	54,262	53,451	41,385
Expensed acquisition and investment related costs	168	194	1,569
Impairment loss	7,105	—	—
	975,879	949,925	917,377
Gain (loss) on sale of real estate and land	(3,164)	61,861	26,423
Earnings from operations	481,112	511,989	472,945
Interest expense	(217,339)	(220,492)	(222,894)
Total return swap income	8,446	8,707	10,098
Interest and other income	46,298	23,010	24,604
Equity income from co-investments	112,136	89,132	86,445
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,457)	—	—
Gain (loss) on early retirement of debt, net	3,717	—	(1,796)
Gain on remeasurement of co-investment	31,535	1,253	88,641
Net income	464,448	413,599	458,043
Net income attributable to noncontrolling interest	(25,162)	(23,446)	(24,984)
Net income available to common stockholders	$439,286	$390,153	$433,059
Per share data:
Basic:
Net income available to common stockholders	$6.67	$5.91	$6.58
Weighted average number of shares outstanding during the year	65,840,422	66,041,058	65,829,155
Diluted:
Net income available to common stockholders	$6.66	$5.90	$6.57
Weighted average number of shares outstanding during the year	65,939,455	66,085,089	65,898,255

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018	2017
Net income	$464,448	$413,599	$458,043
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	(2,948)	7,824	12,744
Cash flow hedge losses reclassified to earnings	1,824	—	—
Change in fair value of marketable debt securities, net	281	(118)	3,284
Reversal of unrealized (gains) losses upon the sale of marketable debt securities	(32)	13	(1,909)
Total other comprehensive income (loss)	(875)	7,719	14,119
Comprehensive income	463,573	421,318	472,162
Comprehensive income attributable to noncontrolling interest	(25,133)	(23,702)	(25,451)
Comprehensive income attributable to controlling interest	$438,440	$397,616	$446,711

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2019, 2018 and 2017
(Dollars and shares in thousands)

	Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2016	65,528	$6	$7,029,679	$(805,409)	$(32,098)	$100,059	$6,292,237
Net income	—	—	—	433,059	—	24,984	458,043
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	(1,846)	(63)	(1,909)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	12,322	422	12,744
Change in fair value of marketable securities, net	—	—	—	—	3,176	108	3,284
Issuance of common stock under:
Stock option and restricted stock plans, net	179	—	26,635	—	—	—	26,635
Sale of common stock, net	345	1	89,054	—	—	—	89,055
Equity based compensation costs	—	—	9,529	—	—	1,773	11,302
Changes in the redemption value of redeemable noncontrolling interest	—	—	(136)	—	—	71	(65)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	(27,051)	(27,051)
Redemptions of noncontrolling interest	2	—	(25,190)	—	—	(3,390)	(28,580)
Common stock dividends ($7.00 per share)	—	—	—	(461,376)	—	—	(461,376)
Balances at December 31, 2017	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	390,153	—	23,446	413,599
Reversal of unrealized losses upon the sale of marketable securities	—	—	—	—	13	—	13
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,564	260	7,824
Change in fair value of marketable debt securities, net	—	—	—	—	(114)	(4)	(118)
Issuance of common stock under:
Stock option and restricted stock plans, net	41	—	6,213	—	—	—	6,213
Sale of common stock, net	—	—	(919)	—	—	—	(919)
Equity based compensation costs	—	—	11,651	—	—	1,200	12,851
Retirement of common stock, net	(210)	—	(51,233)	—	—	—	(51,233)

Cumulative effect upon adoption of ASU No. 2016-01	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	—	—	119,651	—	4,057	123,708
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,143)	—	—	(21)	(1,164)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	7,919	7,919
Distributions to noncontrolling interest	—	—	—	—	—	(29,233)	(29,233)
Redemptions of noncontrolling interest	5	—	(1,061)	—	—	(272)	(1,333)
Common stock dividends ($7.44 per share)	—	—	—	(491,108)	—	—	(491,108)
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	439,286	—	25,162	464,448
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(31)	(1)	(32)
Cash flow hedge losses reclassified to earnings	—	—	—	—	1,762	62	1,824
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,849)	(99)	(2,948)
Change in fair value of marketable debt securities, net	—	—	—	—	272	9	281
Issuance of common stock under:
Stock option and restricted stock plans, net	195	—	33,779	—	—	—	33,779
Sale of common stock, net	228	—	72,539	—	—	—	72,539
Equity based compensation costs	—	—	11,029	—	—	1,254	12,283
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(3,427)	—	—	1,419	(2,008)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(28,493)	(28,493)
Redemptions of noncontrolling interest	13	—	(28,083)	—	—	(8,485)	(36,568)
Common stock dividends ($7.80 per share)	—	—	—	(514,109)	—	—	(514,109)
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$464,448	$413,599	$458,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483,750	479,884	468,881
Amortization of discount on marketable securities	(28,491)	(17,637)	(15,119)
Amortization of (premium) discount and debt financing costs, net	5,689	(2,587)	(5,948)
Gain on sale of marketable securities	(1,271)	(737)	(1,909)
Unrealized (gain) loss on equity securities recognized through income	(5,710)	5,159	—
Company's share of gain on the sales of co-investments	(51,097)	(10,569)	(44,837)
Earnings from co-investments	(61,039)	(78,563)	(41,608)
Operating distributions from co-investments	99,277	99,593	76,764
Accrued interest from notes and other receivables	(6,012)	(5,436)	(4,030)
Impairment loss	7,105	—	—
(Gain) loss on the sale of real estate and land	3,164	(61,861)	(26,423)
Equity-based compensation	7,010	7,135	9,286
(Gain) loss on early retirement of debt, net	(3,717)	—	1,796
Gain on remeasurement of co-investment	(31,535)	(1,253)	(88,641)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	5,751	(1,203)	(3,004)
Accounts payable, accrued liabilities, and operating lease liabilities	29,551	(145)	(13,474)
Other liabilities	2,206	1,175	(170)
Net cash provided by operating activities	919,079	826,554	769,607
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(133,825)	(15,311)	(206,194)
Redevelopment	(70,295)	(73,000)	(69,928)
Development acquisitions of and additions to real estate under development	(158,234)	(182,772)	(137,733)
Capital expenditures on rental properties	(101,689)	(81,684)	(72,812)
Investments in notes receivable	(231,400)	—	(106,461)
Collections of notes and other receivables	168,720	29,500	55,000
Proceeds from insurance for property losses	3,734	1,408	648
Proceeds from dispositions of real estate	23,214	347,587	132,039
Contributions to co-investments	(402,284)	(162,437)	(293,363)
Changes in refundable deposits	5	(414)	837
Purchases of marketable securities	(46,458)	(37,952)	(67,893)
Sales and maturities of marketable securities	147,531	31,521	35,481
Non-operating distributions from co-investments	273,290	83,661	162,439
Net cash used in investing activities	(527,691)	(59,893)	(567,940)
Cash flows from financing activities:

Proceeds from unsecured debt and mortgage notes	1,045,290	298,773	597,981
Payments on unsecured debt and mortgage notes	(1,026,616)	(230,398)	(561,160)
Proceeds from lines of credit	1,939,213	742,961	982,246
Repayments of lines of credit	(1,884,213)	(921,961)	(928,246)
Retirement of common stock	(56,989)	(51,233)	—
Additions to deferred charges	(10,898)	(4,250)	(4,108)
Payments related to debt prepayment penalties	(1,406)	—	(1,630)
Net proceeds from issuance of common stock	72,539	(919)	89,055
Net proceeds from stock options exercised	37,467	6,213	26,635
Payments related to tax withholding for share-based compensation	(3,688)	(869)	(316)
Distributions to noncontrolling interest	(27,993)	(29,050)	(26,552)
Redemption of noncontrolling interest	(36,568)	(1,333)	(28,580)
Redemption of redeemable noncontrolling interest	(73)	(144)	(5,543)
Common and preferred stock dividends paid	(507,754)	(484,182)	(450,625)
Net cash used in financing activities	(461,689)	(676,392)	(310,843)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(70,301)	90,269	(109,176)
Unrestricted and restricted cash and cash equivalents at beginning of period	151,395	61,126	170,302
Unrestricted and restricted cash and cash equivalents at end of period	$81,094	$151,395	$61,126

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$194,418	$203,803	$212,163
Interest capitalized	$24,169	$18,708	$13,860
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,811	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$7,919	$—
Issuance of DownREIT units in connection with acquisition of real estate	$65,472	$—	$22,506
Transfers between real estate under development to rental properties, net	$19,812	$100,415	$2,413
Transfer from real estate under development to co-investments	$671	$853	$5,075
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$2,008	$1,165	$65
Redemption of redeemable noncontrolling interest via reduction of note receivable	$—	$4,751	$—
Initial recognition of operating lease right-of-use assets	$77,645	$—	$—
Initial recognition of operating lease liabilities	$79,693	$—	$—
Debt assumed in connection with acquisition	$143,006	$45,804	$51,882
Repayment of mortgage note from new financing proceeds	$—	$52,000	$—

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2019 and 2018
(Dollars in thousands, except per unit amounts)

	2019	2018
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,773,805	$2,701,356
Buildings and improvements	11,264,337	10,664,745
	14,038,142	13,366,101
Less: accumulated depreciation	(3,689,482)	(3,209,548)
	10,348,660	10,156,553
Real estate under development	546,075	454,629
Co-investments	1,335,339	1,300,140
	12,230,074	11,911,322
Cash and cash equivalents-unrestricted	70,087	134,465
Cash and cash equivalents-restricted	11,007	16,930
Marketable securities	144,193	209,545
Notes and other receivables (related party receivables of $90.2 million and $11.1 million as of December 31, 2019 and December 31, 2018, respectively)	134,365	71,895
Operating lease right-of-use assets	74,744	—
Prepaid expenses and other assets	40,935	39,439
Total assets	$12,705,405	$12,383,596
LIABILITIES AND CAPITAL
Unsecured debt, net	$4,763,206	$3,799,316
Mortgage notes payable, net	990,667	1,806,626
Lines of credit	55,000	—
Accounts payable and accrued liabilities	158,017	127,086
Construction payable	48,912	59,345
Distributions payable	135,384	128,529
Operating lease liabilities	76,740	—
Other liabilities	36,565	33,375
Total liabilities	6,264,491	5,954,277
Commitments and contingencies
Redeemable noncontrolling interest	37,410	35,475
Capital:
General Partner:
Common equity (66,091,954 and 65,890,322 units issued and outstanding, respectively)	6,234,315	6,280,290
	6,234,315	6,280,290
Limited Partners:
Common equity (2,301,653 and 2,305,389 units issued and outstanding, respectively)	57,359	59,061
Accumulated other comprehensive loss	(10,432)	(9,738)
Total partners' capital	6,281,242	6,329,613
Noncontrolling interest	122,262	64,231
Total capital	6,403,504	6,393,844
Total liabilities and capital	$12,705,405	$12,383,596

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2019, 2018, and 2017
(Dollars in thousands, except per unit and unit amounts)

	2019	2018	2017
Revenues:
Rental and other property	$1,450,628	$1,390,870	$1,354,325
Management and other fees from affiliates	9,527	9,183	9,574
	1,460,155	1,400,053	1,363,899
Expenses:
Property operating, excluding real estate taxes	242,525	233,764	229,076
Real estate taxes	155,170	151,570	146,310
Corporate-level property management expenses	32,899	31,062	30,156
Depreciation and amortization	483,750	479,884	468,881
General and administrative	54,262	53,451	41,385
Expensed acquisition and investment related costs	168	194	1,569
Impairment loss	7,105	—	—
	975,879	949,925	917,377
Gain (loss) on sale of real estate and land	(3,164)	61,861	26,423
Earnings from operations	481,112	511,989	472,945
Interest expense	(217,339)	(220,492)	(222,894)
Total return swap income	8,446	8,707	10,098
Interest and other income	46,298	23,010	24,604
Equity income from co-investments	112,136	89,132	86,445
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,457)	—	—
Gain (loss) on early retirement of debt, net	3,717	—	(1,796)
Gain on remeasurement of co-investment	31,535	1,253	88,641
Net income	464,448	413,599	458,043
Net income attributable to noncontrolling interest	(9,819)	(9,994)	(10,159)
Net income available to common unitholders	$454,629	$403,605	$447,884
Per unit data:
Basic:
Net income available to common unitholders	$6.67	$5.91	$6.58
Weighted average number of common units outstanding during the year	68,140,900	68,315,999	68,081,730
Diluted:
Net income available to common unitholders	$6.66	$5.90	$6.57
Weighted average number of common units outstanding during the year	68,239,933	68,360,030	68,150,830

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017
Net income	$464,448	$413,599	$458,043
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	(2,948)	7,824	12,744
Cash flow hedge losses reclassified to earnings	1,824	—	—
Change in fair value of marketable debt securities, net	281	(118)	3,284
Reversal of unrealized (gains) losses upon the sale of marketable debt securities	(32)	13	(1,909)
Total other comprehensive income (loss)	(875)	7,719	14,119
Comprehensive income	463,573	421,318	472,162
Comprehensive income attributable to noncontrolling interest	(9,819)	(9,994)	(10,159)
Comprehensive income attributable to controlling interest	$453,754	$411,324	$462,003

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2019, 2018, and 2017
(Dollars and units in thousands)

	General Partner		Limited Partners		Accumulated
					other
	Common Equity		Common Equity		comprehensive	Noncontrolling
	Units	Amount	Units	Amount	loss, net	Interest	Total
Balances at December 31, 2016	65,528	$6,224,276	2,237	$49,436	$(29,348)	$47,873	$6,292,237
Net income	—	433,059	—	14,825	—	10,159	458,043
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	(1,909)	—	(1,909)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	12,744	—	12,744
Change in fair value of marketable securities, net	—	—	—	—	3,284	—	3,284
Issuance of common units under:							—
General partner's stock based compensation, net	179	26,635	—	—	—	—	26,635
Sale of common stock by general partner, net	345	89,055	—	—	—	—	89,055
Equity based compensation costs	—	9,529	33	1,773	—	—	11,302
Changes in the redemption value of redeemable noncontrolling interest	—	(136)	—	136	—	(65)	(65)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	22,506	22,506
Distributions to noncontrolling interest	—	—	—	—	—	(11,078)	(11,078)
Redemptions	2	(25,190)	(2)	(405)	—	(2,985)	(28,580)
Distributions declared ($7.00 per unit)	—	(461,376)	—	(15,973)	—	—	(477,349)
Balances at December 31, 2017	66,054	$6,295,852	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	390,153	—	13,452	—	9,994	413,599
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	13	—	13
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,824	—	7,824
Change in fair value of marketable debt securities, net	—	—	—	—	(118)	—	(118)
Issuance of common units under:
General partner's stock based compensation, net	41	6,213	—	—	—	—	6,213
Sale of common stock by general partner, net	—	(919)	—	—	—	—	(919)
Equity based compensation costs	—	11,651	11	1,200	—	—	12,851
Retirement of common units, net	(210)	(51,233)	—	—	—	—	(51,233)

Cumulative effect upon adoption of ASU No. 2016-01	—	2,234	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	119,651	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(1,143)	—	(89)	—	68	(1,164)
Changes in noncontrolling interest from acquisition	—	—	31	7,919	—	—	7,919
Distributions to noncontrolling interest	—	—	—	—	—	(12,174)	(12,174)
Redemptions	5	(1,061)	(5)	(205)	—	(67)	(1,333)
Distributions declared ($7.44 per unit)	—	(491,108)	—	(17,059)	—	—	(508,167)
Balances at December 31, 2018	65,890	$6,280,290	2,305	$59,061	$(9,738)	$64,231	$6,393,844
Net income	—	439,286	—	15,343	—	9,819	464,448
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(32)	—	(32)
Cash flow hedge losses reclassified to earnings	—	—	—	—	1,824	—	1,824
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,948)	—	(2,948)
Change in fair value of marketable debt securities, net	—	—	—	—	281	—	281
Issuance of common units under:
General partner's stock based compensation, net	195	33,779	—	—	—	—	33,779
Sale of common stock by general partner, net	228	72,539	—	—	—	—	72,539
Equity based compensation costs	—	11,029	10	1,254	—	—	12,283
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in the redemption value of redeemable noncontrolling interest	—	(3,427)	—	109	—	1,310	(2,008)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(10,521)	(10,521)
Redemptions	13	(28,083)	(13)	(436)	—	(8,049)	(36,568)
Distributions declared ($7.80 per unit)	—	(514,109)	—	(17,972)	—	—	(532,081)
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$464,448	$413,599	$458,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483,750	479,884	468,881
Amortization of discount on marketable securities	(28,491)	(17,637)	(15,119)
Amortization of (premium) discount and debt financing costs, net	5,689	(2,587)	(5,948)
Gain on sale of marketable securities	(1,271)	(737)	(1,909)
Unrealized (gain) loss on equity securities recognized through income	(5,710)	5,159	—
Company's share of gain on the sales of co-investments	(51,097)	(10,569)	(44,837)
Earnings from co-investments	(61,039)	(78,563)	(41,608)
Operating distributions from co-investments	99,277	99,593	76,764
Accrued interest from notes and other receivables	(6,012)	(5,436)	(4,030)
Impairment loss	7,105	—	—
(Gain) loss on the sale of real estate and land	3,164	(61,861)	(26,423)
Equity-based compensation	7,010	7,135	9,286
(Gain) loss on early retirement of debt, net	(3,717)	—	1,796
Gain on remeasurement of co-investment	(31,535)	(1,253)	(88,641)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	5,751	(1,203)	(3,004)
Accounts payable, accrued liabilities, and operating lease liabilities	29,551	(145)	(13,474)
Other liabilities	2,206	1,175	(170)
Net cash provided by operating activities	919,079	826,554	769,607
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(133,825)	(15,311)	(206,194)
Redevelopment	(70,295)	(73,000)	(69,928)
Development acquisitions of and additions to real estate under development	(158,234)	(182,772)	(137,733)
Capital expenditures on rental properties	(101,689)	(81,684)	(72,812)
Investments in notes receivable	(231,400)	—	(106,461)
Collections of notes and other receivables	168,720	29,500	55,000
Proceeds from insurance for property losses	3,734	1,408	648
Proceeds from dispositions of real estate	23,214	347,587	132,039
Contributions to co-investments	(402,284)	(162,437)	(293,363)
Changes in refundable deposits	5	(414)	837
Purchases of marketable securities	(46,458)	(37,952)	(67,893)
Sales and maturities of marketable securities	147,531	31,521	35,481
Non-operating distributions from co-investments	273,290	83,661	162,439
Net cash used in investing activities	(527,691)	(59,893)	(567,940)
Cash flows from financing activities:

Proceeds from unsecured debt and mortgage notes	1,045,290	298,773	597,981
Payments on unsecured debt and mortgage notes	(1,026,616)	(230,398)	(561,160)
Proceeds from lines of credit	1,939,213	742,961	982,246
Repayments of lines of credit	(1,884,213)	(921,961)	(928,246)
Retirement of common units	(56,989)	(51,233)	—
Additions to deferred charges	(10,898)	(4,250)	(4,108)
Payments related to debt prepayment penalties	(1,406)	—	(1,630)
Net proceeds from issuance of common units	72,539	(919)	89,055
Net proceeds from stock options exercised	37,467	6,213	26,635
Payments related to tax withholding for share-based compensation	(3,688)	(869)	(316)
Distributions to noncontrolling interest	(7,288)	(8,518)	(7,752)
Redemption of noncontrolling interests	(36,568)	(1,333)	(28,580)
Redemption of redeemable noncontrolling interests	(73)	(144)	(5,543)
Common and preferred units and preferred interest distributions paid	(528,459)	(504,714)	(469,425)
Net cash used in financing activities	(461,689)	(676,392)	(310,843)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(70,301)	90,269	(109,176)
Unrestricted and restricted cash and cash equivalents at beginning of period	151,395	61,126	170,302
Unrestricted and restricted cash and cash equivalents at end of period	$81,094	$151,395	$61,126

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$194,418	$203,803	$212,163
Interest capitalized	$24,169	$18,708	$13,860
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,811	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$7,919	$—
Issuance of DownREIT units in connection with acquisition of real estate	$65,472	$—	$22,506
Transfers between real estate under development to rental properties, net	$19,812	$100,415	$2,413
Transfer from real estate under development to co-investments	$671	$853	$5,075
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$2,008	$1,165	$65
Redemption of redeemable noncontrolling interest via reduction of note receivable	$—	$4,751	$—
Initial recognition of operating lease right-of-use assets	$77,645	$—	$—
Initial recognition of operating lease liabilities	$79,693	$—	$—
Debt assumed in connection with acquisition	$143,006	$45,804	$51,882
Repayment of mortgage note from new financing proceeds	$—	$52,000	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

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

Essex is the sole general partner of the Operating Partnership with a 96.6% general partner interest and the limited partners owned a 3.4% interest as of December 31, 2019. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units outstanding were 2,301,653 and 2,305,389 as of December 31, 2019 and 2018, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock, totaled approximately $692.5 million and $565.3 million, as of December 31, 2019 and 2018, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2019, the Company owned or had ownership interests in 250 operating apartment communities, aggregating 60,570 apartment homes, excluding the Company's ownership interests in preferred interest co-investments, loan investments, one operating commercial building, and a development pipeline comprised of five consolidated projects and two unconsolidated joint venture projects. The Communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

Noncontrolling interest includes the 3.4% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2019 and 2018. These percentages include the Operating Partnership’s vested long-term incentive plan units (see Note 14).

(b) Accounting Pronouncements Adopted in the Current Year

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 "Leases (Topic 842)" which requires an entity that is a lessee to classify leases as either finance or operating and to recognize a lease liability and a right-of-use asset for all leases that have a duration of greater than 12 months. Leases of 12 months or less are to be accounted for similar to prior leasing guidance (Topic 840) for operating leases. For lessors, accounting for leases under the new standard is substantially the same as prior leasing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs. In July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvements," which includes a practical expedient that allows lessors to not separate nonlease components from the associated lease component. This provides the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component, if certain requirements are met. The Company adopted ASU No. 2016-02 and ASU No. 2018-11 as of January 1, 2019 using the modified retrospective approach and elected a package of practical expedients. There was no adjustment to the opening balance of retained earnings as a result of the adoption. See Note 10, Lease Agreements - Company as Lessor, and Note 11, Lease Agreements - Company as Lessee, for further details.

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
December 31, 2019, 2018, and 2017

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

(c) Recent Accounting Pronouncements

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

(d) Real Estate Rental Properties

Significant expenditures, which improve or extend the life of an asset and have a useful life of greater than one year, are capitalized. Operating real estate assets are stated at cost and consist of land and land improvements, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition.  Expenditures for maintenance and repairs are charged to expense as incurred.

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

The Company allocates the purchase price of real estate on a relative fair value basis to land and building including personal property, and identifiable intangible assets, such as the value of above, below and in-place leases. In making estimates of

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent land appraisals which consider comparable market transactions, its own analysis of recently acquired or developed comparable properties in our portfolio for land comparables and building replacement costs, and other publicly available market data. In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and amortized over the average remaining term of all acquired leases.

The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases is $1.2 million and $0.1 million as of December 31, 2019 and 2018, respectively, and are included in prepaid expenses and other assets on the Company's consolidated balance sheets.

The Company periodically assesses the carrying value of its real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance compared to budget for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company's ability to hold and its intent with regard to each asset, and each property's remaining useful life. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and/or sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell. As of both December 31, 2019 and 2018, no properties were classified as held for sale. The Company recorded an impairment charge of $7.1 million for the year ended December 31, 2019 on a parcel of land that was part of a consolidated co-investment with Canada Pension Plan Investment Board ("CPPIB" or "CPP"). The impairment charge resulted from the Company's offer to acquire CPPIB's 45% interest in the co-investment. The impairment analysis over the parcel’s fair value was determined using internally developed models based on market assumptions. No impairment charges were recorded for the years ended December 31, 2018 or 2017.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the consolidated statement of income equal to the amount by which the fair value of the co-investment interest in the Company previously owned exceeds its carrying value. A majority of the co-investments, excluding most preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company recorded an other-than-temporary impairment charge of $11.5 million for the year ended December 31, 2019 on an unconsolidated co-investment with CPPIB which holds Agora, a 49 unit apartment home community located in Walnut Creek, CA. The other-than-temporary impairment charge resulted from the Company's offer to acquire CPPIB's 45% interest in

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

the co-investment. The impairment analysis over the co-investments fair value was determined using internally developed models based on market assumptions. The impairment is reflected in equity income from co-investments on the consolidated statements of income. No other-than-temporary impairment charges were recorded for the years ended December 31, 2018 or 2017.

(f) Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment homes are recorded when due from tenants and are recognized monthly as they are earned, which approximates a straight-line basis. Apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months). Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease. See Note 4, Revenues, and Note 10, Lease Agreements - Company as Lessor, for additional information regarding such revenues.

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

Subsequent to the adoption of Accounting Standards Codification ("ASC") 610-20 "Gains and Losses from the Derecognition of Nonfinancial Assets" on January 1, 2018, the Company recognizes any gains on sales of real estate when it transfers control of a property and when it is probable that the Company will collect substantially all of the related consideration.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows ($ in thousands):

	2019	2018	2017
Cash and cash equivalents - unrestricted	$70,087	$134,465	$44,620
Cash and cash equivalents - restricted	11,007	16,930	16,506
Total unrestricted and restricted cash and cash equivalents shown in the consolidated statements of cash flows	$81,094	$151,395	$61,126

(h) Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements as discussed later in Note 2). As of December 31, 2019 and 2018, $3.6 million and $6.7 million, respectively, of equity securities presented within common stock and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. There were no other than temporary impairment charges for the years ended December 31, 2019, 2018, and 2017. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statements of income and comprehensive income.

As of December 31, 2019 and 2018, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured bonds, U.S. treasury securities, and common stock and stock funds. As of December 31, 2019 and 2018, the Company classified its investments in mortgage backed securities, one of which matured in November 2019 while the other matures in September 2020, as held to maturity debt securities, and accordingly, these securities are stated at their amortized cost. The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of December 31, 2019 and 2018 marketable securities consist of the following ($ in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$29,588	$544	$30,132
Common stock and stock funds	34,941	2,927	37,868

Debt securities:
Available for sale
U.S. treasury securities	2,421	13	2,434
Investment-grade unsecured bonds	1,048	60	1,108
Held to maturity:
Mortgage backed securities	72,651	—	72,651
Total - Marketable securities	$140,649	$3,544	$144,193

	December 31, 2018
	Amortized Cost	Gross Unrealized Loss	Carrying Value
Equity securities:
Investment funds - debt securities	$31,934	$(568)	$31,366
Common stock and stock funds	39,731	(1,671)	38,060

Debt securities:
Available for sale
U.S. treasury securities	8,983	(31)	8,952
Investment-grade unsecured bonds	4,125	(145)	3,980
Held to maturity:
Mortgage backed securities	127,187	—	127,187
Total - Marketable securities	$211,960	$(2,415)	$209,545

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive loss for such securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

In November 2019, the Company received cash proceeds of $83.1 million from the maturity of an investment in a mortgage backed security. The Company recognized approximately $7.0 million of accelerated interest income related to this maturity.

For the years ended December 31, 2019, 2018 and 2017, the proceeds from sales and maturities of marketable securities totaled $147.5 million, $31.5 million and $35.5 million, respectively. For the years ended December 31, 2019, 2018 and 2017 these sales resulted in gains of $1.3 million, $0.7 million, and $1.9 million, respectively.

For the years ended December 31, 2019 and 2018, the portion of equity security unrealized losses or gains that were recognized in income totaled $5.7 million in gains, and $5.2 million in losses, respectively, and were included in interest and other income on the Company's consolidated statements of income and comprehensive income.

(i) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2019 and 2018, no notes were impaired.

(j) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs as well as capitalized development and redevelopment fees totaled $17.9 million, $18.6 million and $18.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, most of which relates to development projects. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

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

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of December 31, 2019 and 2018, because interest rates, yields and other terms for these instruments are consistent with interest rates, yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $5.2 billion and $5.0 billion at December 31, 2019 and 2018, respectively, to be $5.4 billion and $5.0 billion at December 31, 2019 and 2018, respectively. Management has

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

estimated the fair value of the Company’s $660.4 million and $619.6 million of variable rate debt at December 31, 2019 and 2018, respectively, to be $655.8 million and $615.2 million at December 31, 2019 and 2018, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2019 and 2018 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, are carried at fair value as of December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company’s investments in mortgage backed securities had a carrying value of $72.7 million and $127.2 million, respectively. In November 2019, the Company received cash proceeds of $83.1 million from the maturity of an investment in a mortgage backed security. The Company estimated the fair value of its investment in mortgage backed securities at December 31, 2019 and 2018 to be approximately $72.7 million and $129.5 million, respectively. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (Level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

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

(m) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code (the "IRC"), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2019 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. In general, the activities and tax related provisions, assets and liabilities are not material. On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into law, which reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  As a result of the Tax Act, the Company remeasured its net deferred tax liabilities at December 31, 2017, accordingly a net tax benefit of $1.5 million was recorded.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

As a partnership, the Operating Partnership is not subject to federal or state income taxes, except that in order to maintain Essex's compliance with REIT tax rules that are applicable to Essex, the Operating Partnership utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Operating Partnership.

The status of cash dividends distributed for the years ended December 31, 2019, 2018, and 2017 related to common stock are classified for tax purposes as follows:

	2019	2018	2017
Common Stock
Ordinary income	83.81%	79.72%	84.04%
Capital gain	13.78%	15.35%	13.20%
Unrecaptured section 1250 capital gain	2.41%	4.93%	2.76%
	100.00%	100.00%	100.00%

(n) Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long-term incentive plan units (discussed in Note 14) are being amortized over the expected service periods.

(o) Changes in Accumulated Other Comprehensive Loss, by Component

Changes in Accumulated Other Comprehensive Loss, Net, by Component
Essex Property Trust, Inc. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gain (loss) on available for sale securities	Total
Balance at December 31, 2018	$(13,077)	$(140)	$(13,217)
Cumulative effect upon adoption of ASU No. 2017-12	175	—	175
Other comprehensive income before reclassification	7,836	272	8,108
Amounts reclassified from accumulated other comprehensive loss	(8,923)	(31)	(8,954)
Other comprehensive income (loss)	(912)	241	(671)
Balance at December 31, 2019	$(13,989)	$101	$(13,888)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Changes in Accumulated Other Comprehensive Loss, by Component
Essex Portfolio, L.P. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gain (loss) on available for sale securities	Total
Balance at December 31, 2018	$(9,593)	$(145)	$(9,738)
Cumulative effect upon adoption of ASU No. 2017-12	181	—	181
Other comprehensive income before reclassification	8,111	281	8,392
Amounts reclassified from accumulated other comprehensive loss	(9,235)	(32)	(9,267)
Other comprehensive income (loss)	(943)	249	(694)
Balance at December 31, 2019	$(10,536)	$104	$(10,432)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the consolidated statements of income. Realized gains and losses on available for sale debt securities are included in interest and other income on the consolidated statements of income.

(p) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $37.4 million and $35.5 million as of December 31, 2019 and 2018, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Balance at January 1,	$35,475	$39,206	$44,684
Reclassifications due to change in redemption value and other	2,008	1,164	65
Redemptions	(73)	(4,895)	(5,543)
Balance at December 31,	$37,410	$35,475	$39,206

(q) Accounting Estimates

The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, and its notes receivable. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

(r) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidates the Operating Partnership, 17 DownREIT entities (comprising nine communities), and six co-investments as of December 31, 2019. As of December 31, 2018, the Company consolidated the Operating Partnership, 16 DownREIT entities (comprising eight communities), and eight co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $1.0

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

billion and $364.3 million, respectively, as of December 31, 2019, and $849.8 million and $261.7 million, respectively, as of December 31, 2018. Noncontrolling interests in these entities were $122.5 million and $64.5 million as of December 31, 2019 and 2018, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE.

The DownREIT VIEs collectively own nine apartment communities in which the Company is the general partner or manager of the DownREIT entity, the Operating Partnership is a special limited partner or member, and the other limited partners or members were granted rights of redemption for their interests. Such limited partners or members can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners or members receive distributions based on the Company's current dividend rate times the number of units held. Total DownREIT units outstanding were 1,033,907 and 912,269 as of December 31, 2019 and 2018, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $311.1 million and $223.7 million, as of December 31, 2019 and 2018, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $37.4 million and $35.5 million as of December 31, 2019 and 2018, respectively. Of these amounts, $13.0 million and $14.5 million as of December 31, 2019 and 2018, respectively, represent units of limited partners' or members' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner's or members' right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common stock was $97.7 million and $32.4 million as of December 31, 2019 and 2018, respectively, and is classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2019 and 2018, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(s) Discontinued Operations

The Company determined that the disposals during the years ended December 31, 2019, 2018 and 2017 were not considered discontinued operations in accordance with ASU 2014-08. The gains related to these disposals are recorded in gain on sale of real estate and land in the consolidated statements of income.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2019, the Company purchased four communities consisting of 849 apartment homes for approximately $373.3 million. The table below summarizes acquisition activity for the year ended December 31, 2019 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2019	Purchase Price
One South Market(1)	San Jose, CA	312	100%	Q1	$80.6
Brio(2)	Walnut Creek, CA	300	N/A	Q2	164.9
Township	Redwood City, CA	132	100%	Q3	88.7
Pure Redmond	Redmond, WA	105	100%	Q4	39.1
Total 2019		849			$373.3

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

(1)
In March 2019, the Company purchased the joint venture partner's 45% membership interest in the One South Market co-investment based on an estimated property valuation of $179.0 million. In conjunction with the acquisition, $86.0 million of mortgage debt that encumbered the property was repaid.

(2)
In June 2019, the Company acquired Brio for a total contract price of $164.9 million in a DownREIT transaction. As part of the acquisition, the Company assumed $98.7 million of mortgage debt in the community. Based on a VIE analysis performed by the Company, the property was consolidated.

The consolidated fair value of the acquisitions listed above were included on the Company's consolidated balance sheet as follows: $72.4 million was included in land and land improvements, $402.4 million was included in buildings and improvements, $3.3 million was included in prepaid expenses and other assets, and $149.0 million was included in mortgage notes payable, within the Company's consolidated balance sheets.

In December 2019, the Company purchased the joint venture partner's 25% ownership interest in Hidden Valley, a consolidated community consisting of 324 apartment homes, for a contract price of $24.2 million based on an estimated property valuation of $97.0 million and an encumbrance of $29.7 million of mortgage debt. The purchase was recorded as a redemption of noncontrolling interest in the consolidated statements of equity.

For the year ended December 31, 2018, the Company purchased a partial interest in one community consisting of 166 apartment homes for $35.4 million.

(b) Sales of Real Estate Investments

For the year ended December 31, 2019, the Company sold a land parcel adjacent to the Mylo development project located in Santa Clara, CA, for $10.8 million and recorded an immaterial gain as well as land located in San Mateo, CA, that had been held for future development for $12.5 million and recorded a loss of $3.2 million.

For the year ended December 31, 2018, the Company sold two communities consisting of 669 apartment homes for $352.0 million resulting in gains totaling $61.9 million.

During 2017, the Company sold one community consisting of 270 apartment homes for $132.5 million resulting in a gain of $26.2 million.

(c) Real Estate Assets Held for Sale, net

As of December 31, 2019 and 2018, the Company had no assets classified as held for sale.

(d) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments own, operate, and develop apartment communities.

In August 2019, the Company formed a new joint venture entity, BEX IV, LLC ("BEX IV"), with an institutional partner. The Company has a 50.1% ownership interest in the joint venture and an initial equity commitment of $52.2 million. The joint venture is unconsolidated for financial reporting purposes. Also, in August 2019, BEX IV acquired 777 Hamilton, a 195 unit apartment home community located in Menlo Park, CA, for a total contract price of $148.0 million. The property was encumbered by a $44.4 million related party bridge loan from the Company, with an interest rate of 3.25% and a maturity date of November 2019. See Note 6, Related Party Transactions, for additional details. The scheduled maturity was extended to February 2020 but the related party bridge loan was paid off in December 2019 when BEX IV assumed $44.4 million of mortgage debt, with an interest rate of 3.23% and a maturity date of January 2030.

In August 2019, Wesco V, LLC ("Wesco V"), one of the Company's joint ventures, acquired The Courtyards at 65th Street, a 331 unit apartment home community located in Emeryville, CA, for a total contract price of $178.0 million. The property was encumbered by an $89.0 million related party bridge loan from the Company, with an interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.30% and a maturity date of December 2019. See Note 6, Related Party Transactions, for

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

additional details. The related party bridge loan was paid off in November 2019 when Wesco V assumed $89.0 million of mortgage debt, with an interest rate of LIBOR plus 1.30% and a maturity date of January 2027.

In October 2019, a CPP joint venture, in which Essex had a 55.0% ownership interest, sold Mosso, a 463 unit apartment home community located in San Francisco, CA, for $311.0 million, resulting in a gain of $50.2 million for the Company.

In November 2019, Wesco V acquired Velo and Ray Apartments, a 308 unit apartment home community located in Seattle, WA, for a total contract price of $133.0 million. The property was encumbered by an $85.5 million related party bridge loan from the Company, with an interest rate of LIBOR plus 1.30% and a maturity date of February 2020. See Note 6, Related Party Transactions, for additional details.

The carrying values of the Company’s co-investments as of December 31, 2019 and 2018 are as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership	December 31,
	Percentage (1)	2019	2018
Ownership interest in:
CPPIB	55%	$345,466	$482,507
Wesco I, Wesco III, Wesco IV, and Wesco V	51%	216,756	194,890
BEXAEW, BEX II, BEX III, and BEX IV	50%	160,888	121,780
Other	48%	20,351	34,093
Total operating and other co-investments, net		743,461	833,270
Total predevelopment and development co-investments	50%	146,944	94,060
Total preferred interest co-investments (includes related party investments of $73.2 million and $51.8 million as of December 31, 2019 and December 31, 2018, respectively - Note 6 - Related Party Transactions for further discussion)		444,934	372,810
Total co-investments, net		$1,335,339	$1,300,140

(1)	Weighted average Company ownership percentages are as of December 31, 2019.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2019	2018
Combined balance sheets: (1)
Rental properties and real estate under development	$4,733,762	$4,367,987
Other assets	139,562	104,119
Total assets	$4,873,324	$4,472,106
Debt	$2,442,213	$2,190,764
Other liabilities	117,160	106,316
Equity	2,313,951	2,175,026
Total liabilities and equity	$4,873,324	$4,472,106
Company's share of equity	$1,335,339	$1,300,140

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

	Years ended December 31,
	2019	2018	2017
Combined statements of income: (1)
Property revenues	$336,922	$332,164	$312,841
Property operating expenses	(115,658)	(107,584)	(110,583)
Net operating income	221,264	224,580	202,258
Gain on sale of real estate	112,918	24,218	90,663
Interest expense	(65,665)	(63,913)	(62,844)
General and administrative	(9,575)	(6,379)	(9,091)
Depreciation and amortization	(121,006)	(126,485)	(118,048)
Net income	$137,936	$52,021	$102,938
Company's share of net income (2)	$112,136	$89,132	$86,445

(1)	Includes preferred equity investments held by the Company.

(2)
Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $7.5 million, $2.0 million, and $1.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Operating Co-investments

As of December 31, 2019 and 2018, the Company, through several joint ventures, owned 10,672 and 10,613 apartment homes, respectively, in operating communities. The Company’s book value of these co-investments was $743.5 million and $833.3 million at December 31, 2019 and 2018, respectively.

Predevelopment and Development Co-investments

As of December 31, 2019 and 2018, the Company, through several joint ventures, owned 806 and 814 apartment homes in predevelopment and development communities, respectively. The Company’s book value of these co-investments was $146.9 million and $94.1 million at December 31, 2019 and 2018, respectively.

In 2017, the Company entered into a joint venture to develop Patina at Midtown (formerly known as Ohlone), a multifamily community comprised of 269 apartment homes located in San Jose, CA. The Company has a 50% ownership interest in the development which has a projected total cost of $136.0 million. Construction began in the third quarter of 2017 and the community is expected to open in the first quarter of 2020. The Company has also committed to a $28.9 million preferred equity investment in the project, which accrues an annualized preferred return of 10.0% and matures in 2020.

In 2015, the Company entered into a joint venture to develop 500 Folsom, a multifamily community comprised of 537 apartment homes located in San Francisco, CA. The Company has a 50% ownership interest in the development which has a projected total cost of $415.0 million. The property began initial occupancy in the third quarter of 2019 and is expected to be fully stabilized by the fourth quarter of 2020.

Preferred Equity Investments

As of December 31, 2019 and 2018, the Company held preferred equity investment interests in several joint ventures which own real estate. The Company’s book value of these preferred equity investments was $444.9 million and $372.8 million at December 31, 2019 and 2018, respectively, and is included in the co-investments line in the accompanying consolidated balance sheets.
During 2019, the Company made commitments to fund $141.7 million of preferred equity investment in five preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.15%-11.3%, with maturities ranging from July 2022 to October

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

2024. As of December 31, 2019, the Company had funded $125.4 million of the $141.7 million of commitments. The remaining committed amount is expected to be funded in 2020.

During 2018, the Company made commitments to fund $45.1 million of preferred equity investment in two preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.25%-12.0%, with maturities ranging from May 2023 to April 2024. As of December 31, 2019, the Company had funded $41.1 million of the $45.1 million of commitments. The remaining committed amount will be funded when requested by the sponsors.

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

In November 2019, the Company received cash of $16.0 million, including an early redemption fee of $0.9 million, for the full redemption of a preferred equity investment in a property located in Bellevue, WA.

(e) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2019, the Company's development pipeline was comprised of five consolidated projects under development, two unconsolidated joint venture projects under development and various predevelopment projects, aggregating 1,960 apartment homes, with total incurred costs of $1.0 billion.

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

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

	2019	2018	2017
Rental income (1)	$1,425,585	$1,366,590	$1,326,464
Other property (1)	25,043	24,280	27,861
Management and other fees from affiliates	9,527	9,183	9,574
Total revenues	$1,460,155	$1,400,053	$1,363,899

(1)
On January 1, 2019, the Company adopted ASU No. 2016-02 and ASU No. 2018-11. As a result of this adoption, certain amounts previously classified as other property revenue have been reclassified to rental income. Prior period amounts have been adjusted to conform to the current period's presentation.

The following table presents the Company’s rental and other property-leasing revenues disaggregated by geographic operating segment ($ in thousands):

	2019	2018	2017
Southern California	$610,240	$592,281	$574,552
Northern California	569,556	522,561	505,313
Seattle Metro	245,476	236,525	229,871
Other real estate assets (1)	25,356	39,503	44,589
Total rental and other property revenues	$1,450,628	$1,390,870	$1,354,325

(1)
Other real estate assets consists of revenue generated from retail space, commercial properties, held for sale properties, and disposition properties. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	2019	2018	2017
Same-property (1)	$1,367,311	$1,321,862	$1,284,030
Acquisitions (2)	22,924	259	—
Development (3)	7,562	2,713	—
Redevelopment	20,988	20,345	19,641
Non-residential/other, net (4)	31,843	45,691	50,654
Total rental and other property revenues	$1,450,628	$1,390,870	$1,354,325

(1)
Properties that have comparable stabilized results as of January 1, 2018 and are consolidated by the Company for the years ended December 31, 2019, 2018, and 2017. A community is generally considered to have reach stabilized operations once it achieves an initial occupancy of 95%.

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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $3.9 million and $6.2 million as of December 31, 2019 and December 31, 2018, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the year ended December 31, 2019 that was included in the December 31, 2018 deferred revenue balance was $2.3 million, which was included in interest and other income within the consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition accounting standard. As of December 31, 2019, the Company had $3.9 million of remaining performance obligations. The Company expects to recognize approximately 19% of these remaining performance obligations in 2020, an additional 38% through 2022, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2019 and 2018 ($ in thousands):

	2019	2018
Note receivable, secured, bearing interest at 9.00%, due May 2021	16,828	15,226
Note receivable, secured, bearing interest at 10.75%, due September 2020 (1)	—	32,650
Note receivable, secured, bearing interest at 9.90%, due November 2021	12,838	—
Related party note receivable, secured, bearing interest at 9.50%, due October 2019 (2)(3)	—	6,618
Related party note receivable, secured, bearing variable rate interest, due February 2020 (3)	85,713	—
Notes and other receivables from affiliates (4)	4,442	4,457
Other receivables	14,544	12,944
Total notes and receivables	$134,365	$71,895

(1)	In December 2019, the Company received cash of $36.1 million for the payoff of this note receivable.

(2)	In October 2019, the Company received cash of $6.7 million for the payoff of this note receivable.

(3)	See Note 6, Related Party Transactions, for additional details.

(4)
These amounts consist of short-term loans outstanding and due from various joint ventures as of December 31, 2019 and 2018, respectively. See Note 6, Related Party Transactions, for additional details.

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013. For the years ended December 31, 2019, 2018 and 2017 there were no brokerage commissions paid by the Company to MMI or its affiliates.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates total $13.8 million, $13.9 million, and $12.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $4.3 million, $4.8 million, and $3.0 million against general and administrative expenses for the years ended December 31, 2019, 2018 and 2017, respectively.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of December 31, 2019 and 2018, $4.4 million and $4.5 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan was classified within notes and other receivables in the accompanying consolidated balance sheets and was paid off in October 2019.

In November 2019, the Company provided an $85.5 million related party bridge loan to Wesco V as part of the acquisition of Velo and Ray. The note receivable accrued interest at LIBOR plus 1.30% and was scheduled to mature in February 2020, but was paid off in January 2020. See Note 18, Subsequent Events, for further details. The bridge loan is classified within notes and other receivables in the accompanying consolidated balance sheets.

In August 2019, the Company provided an $89.0 million related party bridge loan to Wesco V as part of the acquisition of The Courtyards at 65th Street. The note receivable accrued interest at LIBOR plus 1.30% and was paid off in November 2019.

In August 2019, the Company provided a $44.4 million related party bridge loan to BEX IV as part of the acquisition of 777 Hamilton. The note receivable accrued interest at 3.25%. In November 2019, the term of the bridge loan was extended to February 2020, but was paid off in December 2019.

In June 2019, the Company acquired Brio, a 300 unit apartment home community located in Walnut Creek, CA. The Company issued DownREIT units to an affiliate of MMC, based on a contract price of $164.9 million. The property was encumbered by $98.7 million of mortgage debt which was assumed by the Company at the time of acquisition. As a result of this transaction, the Company consolidated the property, based on a VIE analysis performed by the Company.

In February 2019, the Company funded a $24.5 million preferred equity investment in an entity whose sponsor is an affiliate of MMC, which owns a multifamily development community located in Mountain View, CA. The investment has an initial preferred return of 11.0% and is scheduled to mature in February 2024.

In October 2018, the Company funded a $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268 apartment home community development located in Burlingame, CA. This investment accrues interest based on an initial 12.00% preferred return. The investment is scheduled to mature in April 2024.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrues interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of December 31, 2019, the Company had funded $22.5 million of the commitment. The remaining committed amount will be funded when requested by the sponsors.

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
December 31, 2019, 2018, and 2017

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

Unsecured debt consists of the following as of December 31, 2019 and 2018 ($ in thousands):

	2019	2018	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$199,820	$274,624	1.5
Term loan - variable rate	349,189	348,813	2.1
Bonds public offering - fixed rate	4,214,197	3,175,879	7.4
Unsecured debt, net (1)	4,763,206	3,799,316
Lines of credit (2)	55,000	—
Total unsecured debt	$4,818,206	$3,799,316
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.8%	3.9%
Weighted average interest rate on variable rate term loan	2.7%	3.0%
Weighted average interest rate on lines of credit	2.5%	3.2%

(1)	Includes unamortized discount, net of premiums, of $12.2 million and $7.1 million and unamortized debt issuance costs of $24.5 million and $18.5 million as of December 31, 2019 and 2018, respectively.

(2)
Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion, excludes unamortized debt issuance costs of $3.8 million and $3.9 million as of December 31, 2019 and 2018, respectively. These debt issuance costs are included in prepaid expenses and other assets on the consolidated balance sheets.

As of December 31, 2019 and 2018, the Company had $200.0 million and $275.0 million of private placement unsecured bonds outstanding at an average effective interest rate of 4.4% and 4.5%, respectively.

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2019 and 2018 ($ in thousands):

	Maturity	2019	2018	Coupon Rate
Senior unsecured private placement notes	December 2019	—	75,000	4.92%
Senior unsecured private placement notes	April 2021	100,000	100,000	4.27%
Senior unsecured private placement notes	June 2021	50,000	50,000	4.30%
Senior unsecured private placement notes	August 2021	50,000	50,000	4.37%
		$200,000	$275,000

As of both December 31, 2019 and 2018, the Company had unsecured term loans outstanding of $350.0 million at an average interest rate of 2.7% and 3.0%, respectively. These loans are included in the line "Term loan - variable rate" in the table above, and as of December 31, 2019 and 2018, the carrying value, net of debt issuance costs, was $349.2 million and $348.8 million, respectively, and the term loan matures in February 2022. The Company had entered into five interest rate swap contracts, for a term of five years with a notional amount totaling $175.0 million, which will effectively convert the interest rate on $175.0 million of the term loan to a fixed rate of 2.3%. These interest rate swaps are accounted for as cash flow hedges.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

In August 2019, the Company issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% per annum (the "2030 Notes"), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In October 2019, the Company issued an additional $150.0 million of the 2030 notes at a price of 101.685% of the principal amount thereof. These additional notes have substantially identical terms as the 2030 Notes issued in August 2019. The Company used the net proceeds of these offerings to prepay, with no prepayment penalties, certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019, the carrying value of the 2030 Notes, net of discount and debt issuance costs was $542.3 million.

In February 2019, the Company issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% per annum (the "2029 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In March 2019, the Company issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019, the carrying value of the 2029 Notes, net of discount and debt issuance costs was $494.1 million.

In March 2018, the Company issued $300.0 million of senior unsecured notes due on March 15, 2048 with a coupon rate of 4.500% per annum and are payable on March 15 and September 15 of each year, beginning on September 15, 2018 (the "2048 Notes"). The 2048 Notes were offered to investors at a price of 99.591% of par value. The 2048 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019 and 2018, the carrying value of the 2048 Notes, net of discount and debt issuance costs was $295.6 million and $295.4 million, respectively.

In April 2017, the Company issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the "2027 Notes"). The 2027 Notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019 and 2018, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $346.3 million and $345.8 million, respectively.

In April 2016, the Company issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15th and October 15th of each year, beginning October 15, 2016 (the "2026 Notes"). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019 and 2018, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $445.7 million and $445.0 million, respectively.

In March 2015, the Company issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the "2025 Notes"). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019 and 2018, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $497.1 million and $496.5 million, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

In April 2014, the Company assumed $900.0 million aggregate principal amount of BRE Property Inc.’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together the "BRE Notes"). These notes are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019 and 2018, the carrying value of the BRE Notes, plus unamortized premium was $599.4 million and $601.3 million, respectively. In March 2017, the Company paid off $300.0 million of 5.500% senior notes, at maturity.

In April 2014, the Company issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the "2024 Notes"). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019 and 2018, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $397.1 million and $396.5 million, respectively.

In April 2013, the Company issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the "2023 Notes"). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019 and 2018, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $298.2 million and $297.6 million, respectively.

During the third quarter of 2012, the Company issued $300.0 million of senior unsecured notes due August 2022 with a coupon rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013 (the "2022 Notes"). The 2022 Notes were offered to investors at a price of 98.99% of par value. The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2019 and 2018, the carrying value of the 2022 Notes, net of unamortized discount and debt issuance costs was $298.4 million and $297.8 million, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2019 and 2018 ($ in thousands):

	Maturity	2019	2018	Coupon Rate
Senior notes	March 2021	$300,000	$300,000	5.200%
Senior notes	August 2022	300,000	300,000	3.625%
Senior notes	January 2023	300,000	300,000	3.375%
Senior notes	May 2023	300,000	300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	500,000	3.500%
Senior notes	April 2026	450,000	450,000	3.375%
Senior notes	May 2027	350,000	350,000	3.625%
Senior notes	March 2029	500,000	—	4.000%
Senior notes	January 2030	550,000	—	3.000%
Senior notes	March 2048	300,000	300,000	4.500%
		$4,250,000	$3,200,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2019 are as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

2020	$—
2021	500,000
2022	650,000
2023	600,000
2024	400,000
Thereafter	2,650,000
$4,800,000

As of December 31, 2019, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2019, there was $55.0 million outstanding on the $1.2 billion unsecured line of credit. As of December 31, 2018, there was no amount outstanding on this line. The interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of December 31, 2019. In January 2020, the Company amended the $1.2 billion credit facility such that the scheduled maturity date was extended to December 2023 with one 18-month extension, exercisable at the Company's option. The interest rate on the amended line is based on a tiered rate structure tied to the Company's credit ratings and is currently at LIBOR plus 0.825%. As of both December 31, 2019 and 2018, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The interest rate on the line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of December 31, 2019.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2019 and 2018.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032 with a coupon rate of 2.650% per annum (the "2032 Notes"). See Note 18, Subsequent Events, for further details.

(8) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2019 and 2018 ($ in thousands):

	2019	2018
Fixed rate mortgage notes payable	$736,490	$1,538,488
Variable rate mortgage notes payable (1)	254,177	268,138
Total mortgage notes payable (2)	$990,667	$1,806,626
Number of properties securing mortgage notes	24	50
Remaining terms	1-27 years	1-28 years
Weighted average interest rate	4.1%	4.3%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2019 are as follows ($ in thousands):

2020	$288,057
2021	31,653
2022	43,188
2023	2,945
2024	3,109
Thereafter	618,383
$987,335

(1)
Variable rate mortgage notes payable, including $255.4 million in bonds that have been converted to variable rate through total return swap contracts, consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 2.3% at December 2019 and 2.5% at December 2018) including credit enhancement and underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Once the bonds have been repaid, the properties may no longer be obligated to comply with such tenant income criteria. Principal balances are due in full at various maturity dates from December 2027 through December 2046. The Company had no interest rate cap agreements as of December 31, 2019. As of December 31, 2018, $9.9 million of these bonds was subject to various interest rate cap agreements that limit the maximum interest rate to such bonds. The interest rate cap agreements matured in December 2019.

(2)
Includes total unamortized premium, net of discounts, of $5.9 million and $14.9 million and reduced by unamortized debt issuance costs of $2.6 million and $4.2 million as of December 31, 2019 and 2018, respectively.

For the Company’s mortgage notes payable as of December 31, 2019, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $5.5 million and $1.4 million, respectively. Second deeds of trust accounted for none of the mortgage notes payable balance as of both December 31, 2019 and 2018. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the principal being prepaid multiplied by the difference between the interest rate of the mortgage note and the stated yield rate on a U.S. treasury security which generally has an equivalent remaining term as the mortgage note.

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

As of December 31, 2019, the Company had no interest rate caps. As of December 31, 2018, the Company had interest rate caps, which were not accounted for as hedges, totaling a notional amount of $9.9 million that effectively limited the Company’s exposure to interest rate risk by providing a ceiling on the variable interest rate for $9.9 million of the Company’s tax exempt variable rate debt. These interest rate caps matured in December 2019.

As of December 31, 2019 and 2018, the aggregate carrying value of the interest rate swap contracts was an asset of $1.0 million and $5.8 million, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets, and a liability of $0.2 million and zero, respectively, and is included in other liabilities on the consolidated balance sheets. The aggregate carrying value of the interest rate caps was zero on the balance sheets as of December 31, 2018.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense, was a loss of $0.2 million, a loss of $0.1 million, and a gain of $0.1 million for the years ended December 31, 2019, 2018, and 2017 respectively.

The Company has four total return swap contracts, with an aggregate notional amount of $255.4 million, that effectively convert $255.4 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

all four of the total return swaps with $255.4 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2019 and 2018, respectively. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $8.4 million, $8.7 million, and $10.1 million as of December 31, 2019, 2018, and 2017, respectively, were reported in current year income as total return swap income.

(10) Lease Agreements - Company as Lessor

As of December 31, 2019, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, one commercial building, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months) while commercial lease terms typically range from 5 to 20 years. All such leases are classified as operating leases.

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

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of December 31, 2019 is summarized as follows ($ in thousands):

Future Minimum Rent
2020	$746,150
2021	17,986
2022	14,482
2023	13,302
2024	11,542
Thereafter	26,967
$830,429

As of December 31, 2018, in accordance with previously applicable lease accounting guidance, ASC 840 "Leases", the future minimum non-cancelable base rent to be received under one commercial building and commercial portions of mixed use communities, for which the Company was the lessor, was as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Future Minimum Rent
2019	$16,386
2020	15,842
2021	14,412
2022	13,324
2023	12,181
Thereafter	33,034
$105,179

Practical Expedients

The Company has elected to account for operating lease (e.g., fixed payments including rent) and non-lease components (e.g., utility reimbursements and common-area maintenance costs) as a single combined lease component under ASC 842 "Leases" as the lease components are the predominant elements of the combined components.

As part of the transition to ASC Topic 842, the Company has elected to use the modified retrospective transition method with the new standard being applied as of the January 1, 2019 adoption date. Additionally, the Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, not to reassess the lease classification for expired or existing leases, not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASC Topic 842, and not to reassess whether existing or expired land easements meet the definition of a lease.

(11) Lease Agreements - Company as Lessee

As of December 31, 2019, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. Lease terms for the Company's office leases, in general, range between 5 to 10 years while ground leases and the parking lease have terms typically ranging from 20 to 85 years. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

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

As of December 31, 2019 and 2018, the Company had no material finance leases.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Supplemental consolidated balance sheet information related to leases as of December 31, 2019 is as follows ($ in thousands):

	Classification	December 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$74,744
Total leased assets		$74,744

Liabilities
Operating lease liabilities	Operating lease liabilities	76,740
Total lease liabilities		$76,740

The components of lease expense for the year ended December 31, 2019 were as follows ($ in thousands):

December 31, 2019
Operating lease cost	$6,745
Variable lease cost	783
Short-term lease cost	610
Sublease income	(436)
Total lease cost	$7,702

A maturity analysis of lease liabilities as of December 31, 2019 are as follows ($ in thousands):

Operating Leases
2020	$6,855
2021	6,877
2022	6,888
2023	6,860
2024	6,585
Thereafter	146,673
Total lease payments	$180,738
Less: Imputed interest	(103,998)
Present Value of lease liabilities	$76,740

Lease term and discount rate information for leases at December 31, 2019 are as follows:

Weighted-average of remaining lease terms (years)
Operating Leases	39
Weighted-average of discount rates
Operating Leases	4.99%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

As of December 31, 2018, in accordance with previously applicable lease accounting guidance, ASC 840, the total minimum lease commitments under operating leases was as follows ($ in thousands):

Future Minimum Rent
2019	$6,811
2020	6,855
2021	6,877
2022	6,888
2023	6,860
Thereafter	153,258
$187,549

Practical Expedients

As part of the transition to ASC Topic 842, the Company elected to use the modified retrospective transition method with the new standard being applied as of the January 1, 2019 adoption date. Additionally, the Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, not to reassess the lease classification for expired or existing leases, not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASC Topic 842, and not to reassess whether existing or expired land easements meet the definition of a lease.

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

(12) Equity Transactions

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
For the year ended December 31, 2019, the Company issued 228,271 shares of common stock through the 2018 ATM Program at an average price of $321.56 per share for proceeds of $73.4 million. For the year ended December 31, 2018, the Company did not sell any shares of its common stock through the 2018 ATM Program or through the 2016 ATM Program. For the year ended December 31, 2017, the Company issued 345,444 shares of common stock, through the 2016 ATM program, at an average price of $260.38 per share for proceeds of $89.9 million. As of December 31, 2019, there were no outstanding forward sale agreements, and $826.6 million of shares remained available to be sold under this program.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Operating Partnership Units and Long-Term Incentive Plan ("LTIP") Units

As of December 31, 2019 and 2018, the Operating Partnership had outstanding 2,158,396 and 2,171,309 operating partnership units and 143,257 and 134,080 vested LTIP units, respectively. The Operating Partnership’s general partner, Essex, owned 96.6% of the partnership interests in the Operating Partnership as of both December 31, 2019 and 2018, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired Operating Partnership limited partnership units ("OP Units") upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent an interest in the Operating Partnership for services rendered or to be rendered by the LTIP unitholder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, LTIP units will be exchanged for an equal number of the OP Units.

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was approximately $692.5 million and $565.3 million based on the closing price of Essex's common stock as of December 31, 2019 and 2018, respectively.

(13) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2019			2018			2017
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$439,286	65,840,422	$6.67	$390,153	66,041,058	$5.91	$433,059	65,829,155	$6.58
Effect of Dilutive Securities
Stock options	—	99,033		—	44,031		—	69,100
Diluted:
Net income available to common stockholders	$439,286	65,939,455	$6.66	$390,153	66,085,089	$5.90	$433,059	65,898,255	$6.57

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,300,478, 2,274,941, and 2,252,575, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2019, 2018 and 2017, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $15.3 million, $13.5 million, and $14.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 115,066, 160,039, and 154,793, for the years ended December 31, 2019, 2018, and 2017, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2019			2018			2017
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$454,629	68,140,900	$6.67	$403,605	68,315,999	$5.91	$447,884	68,081,730	$6.58
Effect of Dilutive Securities
Stock options	—	99,033		—	44,031		—	69,100
Diluted:
Net income available to common unitholders	$454,629	68,239,933	$6.66	$403,605	68,360,030	$5.90	$447,884	68,150,830	$6.57

Stock options of 115,066, 160,039, and 154,793, for the years ended December 31, 2019, 2018, and 2017, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the years ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(14) Equity Based Compensation Plans

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

Equity-based compensation costs for options and restricted stock under the fair value method totaled $11.4 million, $12.1 million, and $9.8 million for years ended December 31, 2019, 2018 and 2017, respectively. For each of the years ended December 31, 2019, 2018 and 2017 equity-based compensation costs included $3.5 million related to restricted stock for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $1.6 million, $2.0 million, and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The intrinsic value of the options exercised totaled $18.7 million, $3.1 million, and $16.7 million, for the years ended December 31, 2019, 2018, and 2017 respectively. The intrinsic value of the options exercisable totaled $23.5 million and $12.5 million as of December 31, 2019 and 2018, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Total unrecognized compensation cost related to unvested stock options totaled $5.3 million as of December 31, 2019 and the unrecognized compensation cost is expected to be recognized over a period of 2.2 years.

The average fair value of stock options granted for the years ended December 31, 2019, 2018 and 2017 was $24.02, $26.13 and $22.41, respectively. Certain stock options granted in 2019, 2018, and 2017 included a $100 cap, $125 cap, or no cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2019	2018	2017
Stock price	$304.85	$262.09	$240.56
Risk-free interest rates	2.01%	2.76%	2.30%
Expected lives	6 years	6 years	6 years
Volatility	19.56%	24.89%	24.10%
Dividend yield	2.72%	2.81%	2.90%

A summary of the status of the Company’s stock option plans as of December 31, 2019, 2018, and 2017 and changes during the years ended on those dates is presented below:

	2019		2018		2017
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	612,954	$224.57	536,208	$211.41	557,648	$181.50
Granted	148,147	304.85	119,361	262.09	164,677	240.56
Exercised	(182,817)	205.25	(39,175)	159.05	(176,489)	146.86
Forfeited and canceled	(5,313)	257.87	(3,440)	221.80	(9,628)	160.40
Outstanding at end of year	572,971	251.10	612,954	224.57	536,208	211.41
Options exercisable at year end	305,379	223.90	322,837	206.63	223,796	191.09

The following table summarizes information about restricted stock outstanding as of December 31, 2019, 2018 and 2017 and changes during the years ended:

	2019		2018		2017
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	91,058	$180.99	90,823	$163.49	58,349	$149.11
Granted	41,643	235.93	51,945	194.70	62,706	177.28
Vested	(13,222)	143.56	(48,212)	150.76	(29,675)	170.17
Forfeited and canceled	(4,602)	158.06	(3,498)	158.71	(557)	119.37
Unvested at end of year	114,877	197.62	91,058	180.99	90,823	163.49

The unrecognized compensation cost related to unvested restricted stock totaled $12.7 million as of December 31, 2019 and is expected to be recognized over a period of 2.1 years.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Long-Term Incentive Plans – LTIP Units

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

During 2011 and 2010, the Operating Partnership issued 154,500 Series Z-1 Incentive Units (the "Z-1 Units") of limited partner interest to executives of the Company. The Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2026. The conversion ratchet (accounted for as vesting) of the Z-1 Units into common units, is to increase consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent. Z-1 Unitholders are entitled to receive distributions, on vested units, that are now equal to dividends distributed to common stockholders.

Equity-based compensation costs for LTIP and Z Units under the fair value method totaled approximately $0.9 million, $0.8 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Equity-based compensation costs related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately $0.2 million, $0.2 million, and $0.5 million, for the years ended December 31, 2019, 2018, and 2017, respectively. The intrinsic value of the vested and unvested LTIP Units totaled $43.7 million as of December 31, 2019. Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans was zero as of December 31, 2019.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

The following table summarizes information about the LTIP Units outstanding as of December 31, 2019:

	Long-Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2016	181,027	60,027	241,054	$75.11	8.5
Granted	—	—	—
Vested	32,961	(32,961)	—
Converted	(688)	—	(688)
Cancelled	—	(3,854)	(3,854)
Balance, December 31, 2017	213,300	23,212	236,512	$75.03	7.5
Granted	—	—	—
Vested	12,051	(12,051)	—
Converted	(91,270)	—	(91,270)
Cancelled	—	—	—
Balance, December 31, 2018	134,081	11,161	145,242	$75.03	6.5
Granted	—	—	—
Vested	9,176	(9,176)	—
Converted	—	—	—
Cancelled	—	(95)	(95)
Balance, December 31, 2019	143,257	1,890	145,147	$75.03	5.2

(15) Segment Information

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

The revenues and NOI for each of the reportable operating segments are summarized as follows for the years ended December 31, 2019, 2018, and 2017 ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues:
Southern California	$610,240	$592,281	$574,552
Northern California	569,556	522,561	505,313
Seattle Metro	245,476	236,525	229,871
Other real estate assets	25,356	39,503	44,589
Total property revenues	$1,450,628	$1,390,870	$1,354,325
Net operating income:
Southern California	$434,267	$421,274	$407,771
Northern California	420,320	385,483	371,597
Seattle Metro	173,875	165,244	162,111
Other real estate assets	24,471	33,535	37,460
Total net operating income	1,052,933	1,005,536	978,939
Management and other fees from affiliates	9,527	9,183	9,574
Corporate-level property management expenses	(32,899)	(31,062)	(30,156)
Depreciation and amortization	(483,750)	(479,884)	(468,881)
General and administrative	(54,262)	(53,451)	(41,385)
Expensed acquisition and investment related costs	(168)	(194)	(1,569)
Impairment loss	(7,105)	—	—
Gain (loss) on sale of real estate and land	(3,164)	61,861	26,423
Interest expense	(217,339)	(220,492)	(222,894)
Total return swap income	8,446	8,707	10,098
Interest and other income	46,298	23,010	24,604
Equity income from co-investments	112,136	89,132	86,445
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,457)	—	—
Gain (loss) on early retirement of debt, net	3,717	—	(1,796)
Gain on remeasurement of co-investment	31,535	1,253	88,641
Net income	$464,448	$413,599	$458,043

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31,
	2019	2018
Assets:
Southern California	$4,233,110	$4,368,882
Northern California	4,622,268	4,289,232
Seattle Metro	1,481,061	1,485,040
Other real estate assets	12,221	13,399
Net reportable operating segments - real estate assets	10,348,660	10,156,553
Real estate under development	546,075	454,629
Co-investments	1,335,339	1,300,140
Cash and cash equivalents, including restricted cash	81,094	151,395
Marketable securities	144,193	209,545
Notes and other receivables	134,365	71,895
Operating lease right-of-use assets	74,744	—
Prepaid expenses and other assets	40,935	39,439
Total assets	$12,705,405	$12,383,596

(16) 401(k) Plan

The Company has a 401(k) benefit plan (the "Plan") for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $2.4 million, $2.1 million, and $1.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(17) Commitments and Contingencies

The Company's total minimum lease payment commitments, under ground leases, parking leases, and operating leases are disclosed in Note 11, Lease Agreements - Company as Lessee.

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

The Company has entered into transactions that may require the Company to pay the tax liabilities of the partners or members in the Operating Partnership or in the DownREIT entities. These transactions are within the Company’s control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code, the Company can provide no assurance that it will be able to do so and if such tax liabilities were incurred they may have a material impact on the Company’s financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

There continue to be lawsuits against owners and managers of certain of the Company's apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2019, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"). Through PWI, the Company is self-insured for earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2019, PWI has cash and marketable securities of approximately $78.4 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

The Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(18) Subsequent Events

In January 2020, the Company purchased CPPIB's 45.0% interest in a land parcel and six communities, totaling 2,020 apartment homes, valued at approximately $1.0 billion on a gross basis.

In January 2020, the Company received $85.8 million for the payoff of a related party bridge loan to Wesco V.

In February 2020, the Company issued $500.0 million of the 2032 Notes, with a coupon rate of 2.650%, which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit and for other general corporate purposes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

(19) Quarterly Results of Operations (Unaudited)

Essex Property Trust, Inc.

The following is a summary of quarterly results of operations for 2019 and 2018 ($ in thousands, except per share and dividend amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2019:
Total property revenues	$372,861	$364,504	$359,375	$353,888
Net income	$135,182	$105,700	$98,061	$125,505
Net income available to common stockholders	$128,818	$99,335	$92,275	$118,858
Per share data:
Net income:
Basic (1)	$1.95	$1.51	$1.40	$1.81
Diluted (1)	$1.95	$1.51	$1.40	$1.81
Dividends declared	$1.95	$1.95	$1.95	$1.95
2018:
Total property revenues	$350,787	$348,610	$346,526	$344,947
Net income	$124,440	$86,110	$106,410	$96,639
Net income available to common stockholders	$117,820	$80,975	$100,440	$90,918
Per share data:
Net income:
Basic (1)	$1.78	$1.23	$1.52	$1.38
Diluted (1)	$1.78	$1.22	$1.52	$1.38
Dividends declared	$1.86	$1.86	$1.86	$1.86

(1)
Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding and included in the calculation of basic and diluted shares.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Essex Portfolio, L.P.

The following is a summary of quarterly results of operations for 2019 and 2018 ($ in thousands, except per unit and distribution amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2019:
Total property revenues	$372,861	$364,504	$359,375	$353,888
Net income	$135,182	$105,700	$98,061	$125,505
Net income available to common unitholders	$133,298	$102,799	$95,503	$123,029
Per unit data:
Net income:
Basic (1)	$1.95	$1.51	$1.40	$1.81
Diluted (1)	$1.95	$1.51	$1.40	$1.81
Distributions declared	$1.95	$1.95	$1.95	$1.95
2018:
Total property revenues	$350,787	$348,610	$346,526	$344,947
Net income	$124,440	$86,110	$106,410	$96,639
Net income available to common unitholders	$121,891	$83,764	$103,900	$94,050
Per unit data:
Net income:
Basic (1)	$1.78	$1.23	$1.52	$1.38
Diluted (1)	$1.78	$1.23	$1.52	$1.38
Distributions declared	$1.86	$1.86	$1.86	$1.86

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted units.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Belmont Station	275	Los Angeles, CA	29,703	8,100	66,666	6,642	8,267	73,141	81,408	(31,302)	2009	Mar-09	3-30
Brio	300	Walnut Creek, CA	101,540	16,885	151,741	704	16,885	152,445	169,330	(2,972)	2015	Jun-19	3-30
Brookside Oaks	170	Sunnyvale, CA	17,318	7,301	16,310	27,158	10,328	40,441	50,769	(24,680)	1973	Jun-00	3-30
City View	572	Hayward, CA	60,841	9,883	37,670	31,487	10,350	68,690	79,040	(50,256)	1975	Mar-98	3-30
Domaine	92	Seattle, WA	12,845	9,059	27,177	1,296	9,059	28,473	37,532	(7,309)	2009	Sep-12	3-30
Fairhaven Apartments	164	Santa Ana, CA	17,602	2,626	10,485	9,757	2,957	19,911	22,868	(12,157)	1970	Nov-01	3-30
Form 15	242	San Diego, CA	43,616	24,510	72,221	8,167	25,540	79,358	104,898	(10,490)	2014	Mar-16	3-30
Fountain Park	705	Playa Vista, CA	82,639	25,073	94,980	34,339	25,203	129,189	154,392	(74,993)	2002	Feb-04	3-30
Hidden Valley	324	Simi Valley, CA	29,392	14,174	34,065	7,501	9,674	46,066	55,740	(22,843)	2004	Dec-04	3-30
Highridge	255	Rancho Palos Verdes, CA	69,309	5,419	18,347	32,286	6,073	49,979	56,052	(39,463)	1972	May-97	3-30
1000 Kiely	121	Santa Clara, CA	33,260	9,359	21,845	8,294	9,359	30,139	39,498	(12,313)	1971	Mar-11	3-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,270	8,190	24,736	18,388	8,191	43,123	51,314	(23,557)	1963	Sep-07	3-30
Marquis	166	San Jose, CA	43,772	20,495	47,823	46	20,495	47,869	68,364	(1,664)	2015	Dec-18	3-30
Montanosa	472	San Diego, CA	59,723	26,697	106,787	6,299	26,697	113,086	139,783	(24,590)	1990	Apr-14	5-30
Montebello	248	Kirkland, WA	23,682	13,857	41,575	5,542	13,858	47,116	60,974	(13,781)	1996	Jul-12	3-30
Montejo Apartments	124	Garden Grove, CA	12,536	1,925	7,685	4,365	2,194	11,781	13,975	(7,013)	1974	Nov-01	3-30
Sage at Cupertino	230	San Jose, CA	51,724	35,719	53,449	6,442	35,719	59,891	95,610	(6,349)	1971	Mar-17	3-30
The Barkley (3)	161	Anaheim, CA	14,857	—	8,520	7,440	2,353	13,607	15,960	(9,240)	1984	Apr-00	3-30
The Dylan	184	West Hollywood, CA	58,854	19,984	82,286	1,202	19,990	83,482	103,472	(15,578)	2015	Mar-15	3-30
The Huxley	187	West Hollywood, CA	53,589	19,362	75,641	1,385	19,371	77,017	96,388	(14,609)	2014	Mar-15	3-30
The Waterford	238	San Jose, CA	28,713	11,808	24,500	17,347	15,165	38,490	53,655	(23,732)	2000	Jun-00	3-30
Township	132	Redwood City, CA	46,087	19,812	70,619	251	19,812	70,870	90,682	(713)	2014	Sep-19	3-30
Valley Park	160	Fountain Valley, CA	20,327	3,361	13,420	6,186	3,761	19,206	22,967	(11,634)	1969	Nov-01	3-30
Villa Angelina	256	Placentia, CA	26,468	4,498	17,962	7,744	4,962	25,242	30,204	(15,684)	1970	Nov-01	3-30
	5,966		$990,667	$318,097	$1,126,510	$250,268	$326,263	$1,368,612	$1,694,875	$(456,922)

Unencumbered Communities
Alessio	624	Los Angeles, CA	—	32,136	128,543	12,865	32,136	141,408	173,544	(31,530)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	2,530	5,869	26,507	32,376	(10,365)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	1,653	11,923	49,343	61,266	(10,557)	2002	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Alpine Village	301	Alpine, CA	—	4,967	19,728	9,094	4,982	28,807	33,789	(16,958)	1971	Dec-02	3-30
Anavia	250	Anaheim, CA	—	15,925	63,712	8,796	15,925	72,508	88,433	(22,599)	2009	Dec-10	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	701	4,726	14,931	19,657	(3,613)	2009	Jan-13	3-30
Apex	366	Milpitas, CA	—	44,240	103,251	3,857	44,240	107,108	151,348	(19,343)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	14,430	58,442	189,756	248,198	(44,329)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	2,172	3,924	14,034	17,958	(4,169)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	976	23,550	94,787	118,337	(10,157)	2014	Dec-16	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	3,203	32,379	141,143	173,522	(21,614)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	14,656	27,235	79,059	106,294	(15,897)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	1,412	—	51,225	51,225	(11,908)	2013	Apr-14	5-30
Avondale at Warner Center	446	Woodland Hills, CA	—	10,536	24,522	24,703	10,601	49,160	59,761	(34,453)	1970	Jan-99	3-30
Axis 2300	115	Irvine, CA	—	5,405	33,585	1,963	5,405	35,548	40,953	(13,576)	2010	Aug-10	3-30
Bel Air	462	San Ramon, CA	—	12,105	18,252	40,856	12,682	58,531	71,213	(40,414)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	—	21,725	92,091	2,283	21,725	94,374	116,099	(19,774)	2009	Apr-14	5-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	4,001	17,247	44,344	61,591	(14,888)	2004	Sep-10	3-30
BellCentre	248	Bellevue, WA	—	16,197	67,207	5,041	16,197	72,248	88,445	(15,892)	2001	Apr-14	5-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	1,312	5,401	23,115	28,516	(7,768)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	7,294	4,473	17,557	22,030	(9,414)	1974	Oct-06	3-30
Bennett Lofts	165	San Francisco, CA	—	21,771	50,800	30,544	28,371	74,744	103,115	(19,437)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	4,737	10,802	47,946	58,748	(10,574)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	5,583	2,503	15,489	17,992	(8,551)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	14,248	3,580	22,370	25,950	(17,944)	1978	Jan-96	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	6,614	1,531	12,513	14,044	(8,949)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	6,174	2,656	16,941	19,597	(12,601)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	10,206	5,293	22,044	27,337	(15,631)	1989	Jan-95	3-30
416 on Broadway	115	Glendale, CA	—	8,557	34,235	3,407	8,557	37,642	46,199	(12,466)	2009	Dec-10	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	91,959	11,639	119,689	131,328	(67,010)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	8,562	11,075	33,694	44,769	(25,023)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	3,642	18,185	76,381	94,566	(16,732)	1998	Apr-14	5-30
Camino Ruiz Square	159	Camarillo, CA	—	6,871	26,119	2,349	6,931	28,408	35,339	(12,693)	1990	Dec-06	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	4,988	19,088	49,461	68,549	(21,478)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	9,096	4,693	27,383	32,076	(15,931)	1990	Oct-03	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	9,503	4,048	22,112	26,160	(14,445)	1961	Sep-01	3-30
Carmel Creek	348	San Diego, CA	—	26,842	107,368	6,878	26,842	114,246	141,088	(25,679)	2000	Apr-14	5-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	9,043	16,725	75,944	92,669	(16,943)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	4,154	14,968	64,025	78,993	(13,876)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	5,185	4,833	20,529	25,362	(14,880)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	1,970	6,714	28,826	35,540	(6,159)	1987	Apr-14	5-30
CBC Apartments & The Sweeps	239	Goleta, CA	—	11,841	45,320	6,718	11,906	51,973	63,879	(26,615)	1962	Jan-06	3-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	8,092	5,652	24,425	30,077	(12,765)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	21,698	3,442	29,404	32,846	(20,349)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	2,057	6,582	17,746	24,328	(7,206)	2002	Jul-08	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	562	7,276	22,788	30,064	(4,337)	2013	May-14	3-30
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	3,815	5,801	21,230	27,031	(7,273)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	3,034	13,912	58,683	72,595	(12,706)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	5,358	4,187	21,928	26,115	(12,942)	1976	Dec-02	3-30
Courtyard off Main	110	Bellevue, WA	—	7,465	21,405	4,911	7,465	26,316	33,781	(8,924)	2000	Oct-10	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	11,695	37,579	99,380	136,959	(22,121)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	3,175	21,478	53,291	74,769	(11,659)	1996	Apr-14	5-30
Delano	126	Redmond, WA	—	7,470	22,511	1,655	7,470	24,166	31,636	(6,762)	2005	Dec-11	3-30
Devonshire	276	Hemet, CA	—	3,470	13,786	5,988	3,482	19,762	23,244	(11,177)	1988	Dec-02	3-30
Elevation	158	Redmond, WA	—	4,758	14,285	7,182	4,757	21,468	26,225	(9,807)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	—	15,066	45,249	3,914	15,066	49,163	64,229	(9,897)	1994	Jul-14	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	2,098	8,458	35,930	44,388	(7,907)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	6,444	3,449	14,245	17,694	(10,963)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	979	13,378	54,219	67,597	(5,806)	2012	Dec-16	3-30
Enso	183	San Jose, CA	—	21,397	71,135	1,630	21,397	72,765	94,162	(10,555)	2014	Dec-15	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	15,809	18,429	55,636	74,065	(29,746)	2002	Apr-04	3-30
Essex Skyline	349	Santa Ana, CA	—	21,537	146,099	10,028	21,537	156,127	177,664	(41,718)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	6,886	3,649	20,198	23,847	(14,843)	1990	Jun-97	3-30
Fairway Apartments at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	8,180	—	16,030	16,030	(11,744)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	4,408	5,297	19,971	25,268	(10,643)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	41,492	2,440	51,308	53,748	(45,513)	1978	Mar-90	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	11,404	5,964	25,307	31,271	(18,366)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	3,095	3,731	17,625	21,356	(9,840)	1998	Oct-03	3-30
Foster's Landing	490	Foster City, CA	—	61,714	144,000	10,178	61,714	154,178	215,892	(35,111)	1987	Apr-14	5-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	13,162	6,985	40,185	47,170	(28,006)	2000	Mar-00	3-30
Fountains at River Oaks	226	San Jose, CA	—	26,046	60,773	5,104	26,046	65,877	91,923	(14,742)	1990	Apr-14	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	3,967	8,879	56,318	65,197	(19,549)	2010	Apr-10	3-30
Fox Plaza	445	San Francisco, CA	—	39,731	92,706	35,532	39,731	128,238	167,969	(34,285)	1968	Feb-13	3-30
The Henley I/The Henley II	215	Glendale, CA	—	6,695	16,753	27,953	6,733	44,668	51,401	(26,394)	1970	Jun-99	3-30
Highlands at Wynhaven	333	Issaquah, WA	—	16,271	48,932	14,851	16,271	63,783	80,054	(27,806)	2000	Aug-08	3-30
Hillcrest Park	608	Newbury Park, CA	—	15,318	40,601	21,179	15,755	61,343	77,098	(42,560)	1973	Mar-98	3-30
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	28,988	22,000	123,669	145,669	(58,877)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	2,989	4,208	19,736	23,944	(8,757)	1965	Mar-07	3-30
Huntington Breakers	342	Huntington Beach, CA	—	9,306	22,720	21,487	9,315	44,198	53,513	(32,546)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	—	3,467	7,881	8,307	3,474	16,181	19,655	(13,291)	1985	Oct-94	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	3,526	17,774	44,999	62,773	(9,732)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	8,183	38,155	97,211	135,366	(22,592)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	8,202	1,595	14,596	16,191	(10,517)	1981	Dec-96	3-30
Lawrence Station	336	Sunnyvale, CA	—	45,532	106,735	2,006	45,532	108,741	154,273	(27,218)	2012	Apr-14	5-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	13,782	3,092	21,201	24,293	(16,474)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	9,755	4,760	28,300	33,060	(17,214)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	31,783	—	59,950	59,950	(28,367)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	15,948	5,324	32,375	37,699	(26,197)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	2,589	1,562	8,685	10,247	(6,020)	1987	May-00	3-30
MB 360	360	San Francisco, CA	—	42,001	212,648	11,373	42,001	224,021	266,022	(41,021)	2014	Apr-14	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	2,591	1,894	10,083	11,977	(5,624)	1963	Dec-02	3-30
Mill Creek at Windermere	400	San Ramon, CA	—	29,551	69,032	6,201	29,551	75,233	104,784	(31,986)	2005	Sep-07	3-30
Mio	103	San Jose, CA	—	11,012	39,982	557	11,012	40,539	51,551	(5,695)	2015	Jan-16	3-30
Mirabella	188	Marina Del Rey, CA	—	6,180	26,673	16,790	6,270	43,373	49,643	(26,253)	2000	May-00	3-30
Mira Monte	354	Mira Mesa, CA	—	7,165	28,459	11,933	7,186	40,371	47,557	(25,280)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	15,151	7,886	38,131	46,017	(27,856)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	11,134	10,167	49,844	60,011	(24,458)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	7,387	46,499	115,885	162,384	(25,036)	1995	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	7,308	31,429	80,642	112,071	(17,908)	1989	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	—	4,842	19,776	28,185	4,997	47,806	52,803	(41,752)	1973	Dec-88	3-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	6,873	2,424	12,377	14,801	(8,553)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	3,466	7,823	36,901	44,724	(13,932)	2011	Feb-11	3-30
Museum Park	117	San Jose, CA	—	13,864	32,348	2,012	13,864	34,360	48,224	(7,530)	2002	Apr-14	5-30
One South Market	312	San Jose, CA	—	28,290	148,649	162	28,290	148,811	177,101	(3,931)	2015	Mar-19	3-30
Palm Valley	1,099	San Jose, CA	—	133,802	312,205	15,296	133,802	327,501	461,303	(35,244)	2008	Jan-17	3-30
Paragon Apartments	301	Fremont, CA	—	32,230	77,320	2,173	32,230	79,493	111,723	(14,796)	2013	Jul-14	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	3,372	4,710	22,211	26,921	(7,029)	2002	Jun-12	3-30
Park Highland	250	Bellevue, WA	—	9,391	38,224	12,981	9,391	51,205	60,596	(13,942)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	—	7,284	21,937	10,119	7,284	32,056	39,340	(16,614)	1999	Feb-99	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	3,789	15,894	67,363	83,257	(14,776)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	12,500	9,424	34,488	43,912	(11,971)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	3,376	10,680	46,098	56,778	(10,263)	1989	Apr-14	5-30
Patent 523	295	Seattle, WA	—	14,558	69,417	5,923	14,558	75,340	89,898	(26,798)	2010	Mar-10	3-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	21,850	6,239	36,451	42,690	(31,839)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	12,913	19,848	72,519	92,367	(16,747)	1969	May-14	3-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	731	—	2,442	2,442	(1,517)	1973	Dec-04	3-24
Pinnacle at Fullerton	192	Fullerton, CA	—	11,019	45,932	3,983	11,019	49,915	60,934	(11,134)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	—	7,760	31,041	3,513	7,760	34,554	42,314	(7,545)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	—	15,810	66,401	5,238	15,810	71,639	87,449	(15,689)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	—	17,023	68,093	4,227	17,023	72,320	89,343	(15,862)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	—	19,292	77,168	3,097	19,292	80,265	99,557	(17,314)	2002	Apr-14	5-30
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	4,597	14,647	63,183	77,830	(13,613)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	12,637	4,505	30,242	34,747	(19,206)	1963	Aug-98	3-30
Pure Redmond	105	Redmond, WA	—	7,461	31,363	—	7,461	31,363	38,824	(46)	2016	Dec-19	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	904	11,702	153,240	164,942	(33,929)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	8,451	6,873	24,488	31,361	(10,156)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	3,911	3,184	16,648	19,832	(6,945)	1989	Dec-09	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	6,212	27,870	117,694	145,564	(25,469)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	2,446	25,073	123,760	148,833	(22,720)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	2,941	3,801	14,340	18,141	(8,857)	2000	Oct-00	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Sammamish View	153	Bellevue, WA	—	3,324	7,501	7,285	3,331	14,779	18,110	(12,571)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	13,374	4,173	72,335	76,508	(26,862)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	33,430	22,866	62,331	85,197	(33,909)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	11,607	9,582	51,923	61,505	(17,070)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	4,305	2,820	15,467	18,287	(8,864)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	5,704	19,292	82,872	102,164	(18,117)	1986	Apr-14	5-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	1,194	7,379	23,332	30,711	(5,181)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	6,544	34,444	153,806	188,250	(36,993)	2014	Apr-14	5-30
Station Park Green - Phase I	121	San Mateo, CA	—	14,923	96,229	5,610	14,924	101,838	116,762	(8,241)	2018	Mar-18	3-30
Stevenson Place	200	Fremont, CA	—	996	5,582	13,651	1,001	19,228	20,229	(14,432)	1975	Apr-00	3-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	8,669	3,201	21,238	24,439	(14,829)	1986	Oct-97	3-30
Summerhill Park	100	Sunnyvale, CA	—	2,654	4,918	11,180	2,656	16,096	18,752	(11,728)	1988	Sep-88	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	8,485	5,977	32,137	38,114	(18,375)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	3,391	13,915	61,091	75,006	(13,005)	2008	Apr-14	5-30
The Audrey at Belltown	137	Seattle, WA	—	9,228	36,911	1,290	9,228	38,201	47,429	(8,013)	1992	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	726	6,964	30,648	37,612	(5,957)	2014	Mar-14	3-30
The Bernard	63	Seattle, WA	—	3,699	11,345	800	3,689	12,155	15,844	(3,574)	2008	Sep-11	3-30
The Blake LA	196	Los Angeles, CA	—	4,023	9,527	22,158	4,031	31,677	35,708	(18,135)	1979	Jun-97	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	2,389	6,939	23,066	30,005	(9,915)	2006	Jun-07	3-30
The Commons	264	Campbell, CA	—	12,555	29,307	9,206	12,556	38,512	51,068	(14,792)	1973	Jul-10	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	17,699	2,824	27,968	30,792	(21,381)	1981	Jan-97	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	7,334	4,531	96,542	101,073	(37,589)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	54,674	8,385	53,285	61,670	(35,599)	1972	Apr-97	3-30
The Huntington	276	Huntington Beach, CA	—	10,374	41,495	5,741	10,374	47,236	57,610	(13,725)	1975	Jun-12	3-30
The Landing at Jack London Square	282	Oakland, CA	—	33,554	78,292	6,329	33,554	84,621	118,175	(19,726)	2001	Apr-14	5-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	5,499	1,618	9,363	10,981	(6,164)	1971	Jun-97	3-30
The Palisades	192	Bellevue, WA	—	1,560	6,242	13,743	1,565	19,980	21,545	(17,648)	1977	May-90	3-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	—	23,584	94,334	9,442	23,584	103,776	127,360	(23,149)	1988	Apr-14	5-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	2,693	13,574	56,991	70,565	(12,753)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	5,406	21,930	93,126	115,056	(20,366)	1985	Apr-14	5-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	6,023	13,661	59,350	73,011	(32,123)	2001	Jan-01	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	1,857	6,949	29,653	36,602	(6,429)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	4,061	3,890	12,449	16,339	(8,740)	1985	Oct-97	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	3,189	22,016	85,443	107,459	(27,803)	2011	Jul-11	3-30
Villa Granada	270	Santa Clara, CA	—	38,299	89,365	2,200	38,299	91,565	129,864	(19,559)	2010	Apr-14	5-30
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	8,399	13,842	63,766	77,608	(14,671)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	4,061	6,488	40,829	47,317	(9,428)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	8,844	5,573	20,745	26,318	(12,068)	1963	Aug-04	3-30
Vox Apartments	58	Seattle, WA	—	5,545	16,635	408	5,545	17,043	22,588	(3,543)	2013	Oct-13	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	5,645	4,887	24,784	29,671	(13,726)	1964	Oct-03	3-30
Wandering Creek	156	Kent, WA	—	1,285	4,980	5,152	1,296	10,121	11,417	(7,945)	1986	Nov-95	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	12,465	2,258	19,472	21,730	(14,892)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	15,998	43,194	117,028	160,222	(32,271)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	4,495	30,535	96,099	126,634	(20,175)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	11,252	56,932	223,250	280,182	(52,822)	2014	Apr-14	5-30
Wilshire Promenade	149	Fullerton, CA	—	3,118	7,385	10,727	3,797	17,433	21,230	(11,640)	1992	Jan-97	3-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	16,759	4,021	27,070	31,091	(22,682)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	24,610	2,044	33,333	35,377	(22,838)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	5,387	5,341	26,413	31,754	(13,691)	1987	Dec-04	3-30
	43,932		$—	$2,415,080	$8,256,799	$1,643,811	$2,443,633	$9,872,057	$12,315,690	$(3,217,204)

				Costs
		Initial cost		capitalized	Gross amount carried at close of period
			Buildings and	subsequent	Land and	Buildings and		Accumulated
Property	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation
Other real estate assets	—	3,079	12,315	12,183	3,909	23,668	27,577	(15,356)
	$—	$3,079	$12,315	$12,183	$3,909	$23,668	$27,577	$(15,356)

Total	$990,667	$2,736,256	$9,395,624	$1,906,262	$2,773,805	$11,264,337	$14,038,142	$(3,689,482)
(1) The aggregate cost for federal income tax purposes is approximately $11.0 billion (unaudited).
(2) A portion of land is leased pursuant to a ground lease expiring 2070.
(3) The land is leased pursuant to a ground lease expiring 2082.
(4) The land is leased pursuant to a ground lease expiring 2070.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

(5) The land is leased pursuant to a ground lease expiring 2027.
(6) The land is leased pursuant to a ground lease expiring 2067.
(7) A portion of land is leased pursuant to a ground lease expiring in 2028.
(8) The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2019	2018	2017		2019	2018	2017
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$13,366,101	$13,362,073	$12,687,722	Balance at beginning of year	$3,209,548	$2,769,297	$2,311,546
Acquisition, development, and improvement of real estate	672,041	325,986	700,892	Depreciation expense	479,934	478,721	464,043
Disposition of real estate and other	—	(321,958)	(28,367)	Depreciation expense - Disposals and other	—	(38,470)	(6,292)
Reclassification from other assets and into building and improvements, net	—	—	1,826	Balance at the end of year	$3,689,482	$3,209,548	$2,769,297
Balance at the end of year	$14,038,142	$13,366,101	$13,362,073

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

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

3.4
Certificate of Limited Partnership of Essex Portfolio, L.P. and amendments thereto, attached as Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.

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

4.7
Indenture, dated March 17, 2015, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.500% Senior Notes due 2025 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 17, 2015, and incorporated herein by reference.

4.8
Indenture, dated April 11, 2016, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.375% Senior Notes due 2026 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 11, 2016, and incorporated herein by reference.

4.9
Indenture, dated April 10, 2017, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.625% Senior Notes due 2027 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 10, 2017, and incorporated herein by reference.

4.10
Indenture, dated March 8, 2018, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 4.500% Senior Notes due 2048 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 8, 2018, and incorporated herein by reference.

4.11
Indenture, dated February 11, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 4.000% Senior Notes due 2029 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 11, 2019, and incorporated herein by reference.

4.12
Indenture, dated August 7, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.000% Senior Notes due 2030 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 7, 2019, and incorporated herein by reference.

4.13
Indenture, dated February 11, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 2.650% Senior Notes due 2032 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference.

4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Agreement between Essex Property Trust, Inc. and George M. Marcus, dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.*

10.3
BRE Properties, Inc. 2005 Amended and Restated Deferred Compensation Plan (assumed by Essex Property Trust, Inc.), as amended on each of May 18, 2010, November 17, 2014 and December 9, 2016, attached as Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.*

10.4
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.*

10.5
Note Purchase Agreement, dated as of June 30, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the forms of the 4.50% Senior Guaranteed Notes, Series A, due September 30, 2017, and the 4.92% Senior Guaranteed Notes, Series B, due December 30, 2019), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference. †

10.6
Note Purchase Agreement, dated as of March 14, 2012, among Essex Portfolio, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.27% Senior Guaranteed Notes, Series C, due April 30, 2021, the 4.30% Senior Guaranteed Notes, Series D, due June 29, 2021, and the 4.37% Senior Guaranteed Notes, Series E, due August 30, 2021), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 20, 2012, and incorporated herein by reference. †

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

10.9
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein by reference.*

10.10
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.11
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.12
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.13
Amended and Restated Non-Employee Director Equity Award Program, dated May 17, 2016, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.*

10.14
Fourth Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 20, 2018, attached as Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.

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

10.17
Terms Agreement dated as of May 20, 2015, among Essex Property Trust, Inc. and Citigroup Global Markets Inc., attached as Exhibit 1.1 to the Company's Current Report on Form 8-K, filed May 26, 2015, and incorporated herein by reference.

10.18
Second Amended and Restated Revolving Credit Agreement, dated as of January 17, 2018, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 18, 2018, and incorporated herein by reference.

10.19
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of January 11, 2019, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.

10.20
Essex Property Trust, Inc. 2018 Stock Award and Incentive Compensation Plan, attached as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 15, 2018, filed March 23, 2018, and incorporated herein by reference.*

10.21	Form of Non-Employee Director Restricted Stock Award Agreement, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.*

10.22	Form of Non-Employee Director Stock Option Award Agreement, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.*

10.23	Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan.*

10.24
Executive Transition Services Agreement, dated December 19, 2018, by and between Essex Property Trust, Inc. and John D. Eudy, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 19, 2018, and incorporated herein by reference.*

10.25
Executive Transition Services Agreement, effective as of September 5, 2019, by and between Essex Property Trust, Inc. and Craig K. Zimmerman, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 6, 2019, and incorporated herein by reference.*

10.26
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of January 9, 2020, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets of Essex Property Trust, Inc., (ii) Consolidated Statements of Income of Essex Property Trust, Inc., (iii) Consolidated Statements of Comprehensive Income of Essex Property Trust, Inc., (iv) Consolidated Statements of Equity of Essex Property Trust, Inc., (v) Consolidated Statements of Cash Flows of Essex Property Trust, Inc., (vi) Notes to Consolidated Financial Statements of Essex Property Trust, Inc., (vii) Consolidated Balance Sheets of Essex Portfolio, L.P., (viii) Consolidated Statements of Income of Essex Portfolio, L.P., (ix) Consolidated Statements of Comprehensive Income of Essex Portfolio, L.P., (x) Consolidated Statements of Capital of Essex Portfolio, L.P., (xi) Consolidated Statements of Cash Flows of Essex Portfolio, L.P. and (xii) Notes to Consolidated Financial Statements of Essex Portfolio, L.P., tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 20, 2020.

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
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /s/ JOHN FARIAS
John Farias
Senior Vice President, Chief Accounting Officer

S-1

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Schall and Angela L. Kleiman, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 20, 2020

/s/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 20, 2020

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Lead Director	February 20, 2020

/s/ AMAL M. JOHNSON Amal M. Johnson	Director	February 20, 2020

/s/ MARY KASARIS Mary Kasaris	Director	February 20, 2020

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 20, 2020

/s/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 20, 2020

/s/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 20, 2020

/s/ JANICE L. SEARS Janice L. Sears	Director	February 20, 2020

S-2