Form 10-Q
period 2020-03-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2020-05-07
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

001-13106 (Essex Property Trust, Inc.)
333-44467-01 (Essex Portfolio, L.P.)
(Commission File Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,417,355 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of May 5, 2020.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2020 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	March 31, 2020	December 31, 2019
Real estate:
Rental properties:
Land and land improvements	$2,983,314	$2,773,805
Buildings and improvements	12,263,293	11,264,337
	15,246,607	14,038,142
Less: accumulated depreciation	(3,818,489)	(3,689,482)
	11,428,118	10,348,660
Real estate under development	435,865	546,075
Co-investments	997,137	1,335,339
	12,861,120	12,230,074
Cash and cash equivalents-unrestricted	271,877	70,087
Cash and cash equivalents-restricted	10,470	11,007
Marketable securities, net of allowance for credit losses of $13.6 million and zero as of March 31, 2020 and December 31, 2019, respectively	148,139	144,193
Notes and other receivables, net of allowance for credit losses of $0.1 million and zero as of March 31, 2020 and December 31, 2019, respectively (includes related party receivables of $7.7 million and $90.2 million as of March 31, 2020 and December 31, 2019, respectively)	34,867	134,365
Operating lease right-of-use assets	74,428	74,744
Prepaid expenses and other assets	49,940	40,935
Total assets	$13,450,841	$12,705,405

LIABILITIES AND EQUITY
Unsecured debt, net	$5,258,263	$4,763,206
Mortgage notes payable, net	887,389	990,667
Lines of credit	350,000	55,000
Accounts payable and accrued liabilities	193,564	158,017
Construction payable	50,538	48,912
Dividends payable	142,800	135,384
Operating lease liabilities	76,405	76,740
Other liabilities	41,290	36,565
Total liabilities	7,000,249	6,264,491
Commitments and contingencies
Redeemable noncontrolling interest	32,643	37,410
Equity:
Common stock; $.0001 par value, 670,000,000 shares authorized; 65,412,355 and 66,091,954 shares issued and outstanding, respectively	7	7
Additional paid-in capital	6,959,523	7,121,927
Distributions in excess of accumulated earnings	(708,697)	(887,619)
Accumulated other comprehensive loss, net	(22,668)	(13,888)
Total stockholders' equity	6,228,165	6,220,427
Noncontrolling interest	189,784	183,077
Total equity	6,417,949	6,403,504
Total liabilities and equity	$13,450,841	$12,705,405

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and other property	$389,750	$353,888
Management and other fees from affiliates	2,617	2,335
	392,367	356,223
Expenses:
Property operating, excluding real estate taxes	64,131	58,622
Real estate taxes	43,012	39,418
Corporate-level property management expenses	8,759	8,429
Depreciation and amortization	131,559	120,568
General and administrative	13,982	13,459
Expensed acquisition and investment related costs	87	32
	261,530	240,528
Earnings from operations	130,837	115,695
Interest expense	(55,147)	(53,643)
Total return swap income	1,984	2,045
Interest and other income (loss)	(5,221)	12,261
Equity income from co-investments	21,297	16,276
Gain on early retirement of debt, net	321	1,336
Gain on remeasurement of co-investment	234,694	31,535
Net income	328,765	125,505
Net income attributable to noncontrolling interest	(13,759)	(6,647)
Net income available to common stockholders	$315,006	$118,858
Comprehensive income	$319,678	$123,668
Comprehensive income attributable to noncontrolling interest	(13,452)	(6,585)
Comprehensive income attributable to controlling interest	$306,226	$117,083
Per share data:
Basic:
Net income available to common stockholders	$4.77	$1.81
Weighted average number of shares outstanding during the period	66,043,831	65,702,788
Diluted:
Net income available to common stockholders	$4.76	$1.81
Weighted average number of shares outstanding during the period	66,195,415	65,783,869

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Three Months Ended March 31, 2020	Shares	Amount
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	315,006	—	13,759	328,765
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(8,486)	(296)	(8,782)
Change in fair value of marketable debt securities, net	—	—	—	—	(294)	(11)	(305)
Issuance of common stock under:
Stock option and restricted stock plans, net	89	—	8,665	—	—	—	8,665
Sale of common stock, net	—	—	(70)	—	—	—	(70)
Equity based compensation costs	—	—	1,619	—	—	79	1,698
Retirement of common stock, net	(776)	—	(176,311)	—	—	—	(176,311)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,741	—	—	26	4,767
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(7,879)	(7,879)
Redemptions of noncontrolling interest	7	—	(1,048)	—	—	(320)	(1,368)
Common stock dividends ($2.0775 per share)	—	—	—	(135,894)	—	—	(135,894)
Balances at March 31, 2020	65,412	$7	$6,959,523	$(708,697)	$(22,668)	$189,784	$6,417,949

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Three Months Ended March 31, 2019	Shares	Amount
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	118,858	—	6,647	125,505
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	32	1	33
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(1,926)	(67)	(1,993)
Change in fair value of marketable debt securities, net	—	—	—	—	119	4	123
Issuance of common stock under:
Stock option and restricted stock plans, net	51	—	3,204	—	—	—	3,204
Sale of common stock, net	—	—	(20)	—	—	—	(20)
Equity based compensation costs	—	—	2,301	—	—	299	2,600
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(3,027)	—	—	1,260	(1,767)
Distributions to noncontrolling interest	—	—	—	—	—	(7,164)	(7,164)
Redemptions of noncontrolling interest	9	—	(10,394)	—	—	(1,819)	(12,213)
Common stock dividends ($1.95 per share)	—	—	—	(128,149)	—	—	(128,149)
Balances at March 31, 2019	65,716	$7	$7,028,154	$(822,087)	$(14,817)	$125,938	$6,317,195

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$328,765	$125,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,559	120,568
Amortization of discount on marketable securities	(2,394)	(5,311)
Amortization of discount and debt financing costs, net	2,297	529
Loss on sale of marketable securities	13	58
Provision for credit losses	(50)	—
Unrealized (gain) loss on equity securities recognized through income	8,696	(4,510)
Earnings from co-investments	(21,297)	(16,276)
Operating distributions from co-investments	19,388	17,804
Accrued interest from notes and other receivables	(355)	(1,424)
Equity-based compensation	1,405	2,068
Gain on early retirement of debt, net	(321)	(1,336)
Gain on remeasurement of co-investment	(234,694)	(31,535)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(172)	(4,730)
Accounts payable, accrued liabilities, and operating lease liabilities	32,808	53,895
Other liabilities	1,278	454
Net cash provided by operating activities	266,926	255,759
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(458,302)	(44,984)
Redevelopment	(18,296)	(14,157)
Development acquisitions of and additions to real estate under development	(25,681)	(39,306)
Capital expenditures on rental properties	(17,151)	(17,075)
Collections of notes and other receivables	98,711	2,500
Proceeds from insurance for property losses	457	1,583
Contributions to co-investments	(21,905)	(126,248)
Changes in refundable deposits	96	5
Purchases of marketable securities	(10,731)	(8,413)
Sales and maturities of marketable securities	165	16,847
Non-operating distributions from co-investments	7,000	10,000
Net cash used in investing activities	(445,637)	(219,248)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	498,140	498,234
Payments on unsecured debt and mortgage notes	(102,563)	(360,975)
Proceeds from lines of credit	1,038,426	567,029
Repayments of lines of credit	(743,426)	(567,029)
Retirement of common stock	(176,311)	(56,989)
Additions to deferred charges	(5,172)	(5,445)
Net proceeds from issuance of common stock	(70)	(20)
Net proceeds from stock options exercised	14,329	6,699
Payments related to tax withholding for share-based compensation	(5,664)	(3,495)
Distributions to noncontrolling interest	(7,478)	(6,978)
Redemption of noncontrolling interest	(1,368)	(12,213)

	Three Months Ended March 31,
	2020	2019
Redemption of redeemable noncontrolling interest	—	(73)
Common stock dividends paid	(128,879)	(122,525)
Net cash provided by (used in) financing activities	379,964	(63,780)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	201,253	(27,269)
Unrestricted and restricted cash and cash equivalents at beginning of period	81,094	151,395
Unrestricted and restricted cash and cash equivalents at end of period	$282,347	$124,126

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $4.8 million and $5.9 million capitalized in 2020 and 2019, respectively)	$52,487	$41,914
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,715	$1,694
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$131,841	$—
Transfer from real estate under development to co-investments	$824	$313
Reclassifications (from) to redeemable noncontrolling interest to/from additional paid in capital and noncontrolling interest	$(4,767)	$1,767
Initial recognition of operating lease right-of-use assets	$—	$77,645
Initial recognition of operating lease liabilities	$—	$79,693

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	March 31, 2020	December 31, 2019
Real estate:
Rental properties:
Land and land improvements	$2,983,314	$2,773,805
Buildings and improvements	12,263,293	11,264,337
	15,246,607	14,038,142
Less: accumulated depreciation	(3,818,489)	(3,689,482)
	11,428,118	10,348,660
Real estate under development	435,865	546,075
Co-investments	997,137	1,335,339
	12,861,120	12,230,074
Cash and cash equivalents-unrestricted	271,877	70,087
Cash and cash equivalents-restricted	10,470	11,007
Marketable securities, net of allowance for credit losses of $13.6 million and zero as of March 31, 2020 and December 31, 2019, respectively	148,139	144,193
Notes and other receivables, net of allowance for credit losses of $0.1 million and zero as of March 31, 2020 and December 31, 2019, respectively (includes related party receivables of $7.7 million and $90.2 million as of March 31, 2020 and December 31, 2019, respectively)	34,867	134,365
Operating lease right-of-use assets	74,428	74,744
Prepaid expenses and other assets	49,940	40,935
Total assets	$13,450,841	$12,705,405

LIABILITIES AND CAPITAL
Unsecured debt, net	$5,258,263	$4,763,206
Mortgage notes payable, net	887,389	990,667
Lines of credit	350,000	55,000
Accounts payable and accrued liabilities	193,564	158,017
Construction payable	50,538	48,912
Distributions payable	142,800	135,384
Operating lease liabilities	76,405	76,740
Other liabilities	41,290	36,565
Total liabilities	7,000,249	6,264,491
Commitments and contingencies
Redeemable noncontrolling interest	32,643	37,410
Capital:
General Partner:
Common equity (65,412,355 and 66,091,954 units issued and outstanding, respectively)	6,250,833	6,234,315
	6,250,833	6,234,315
Limited Partners:
Common equity (2,296,043 and 2,301,653 units issued and outstanding, respectively)	63,550	57,359
Accumulated other comprehensive loss	(19,519)	(10,432)
Total partners' capital	6,294,864	6,281,242
Noncontrolling interest	123,085	122,262
Total capital	6,417,949	6,403,504
Total liabilities and capital	$13,450,841	$12,705,405

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and other property	$389,750	$353,888
Management and other fees from affiliates	2,617	2,335
	392,367	356,223
Expenses:
Property operating, excluding real estate taxes	64,131	58,622
Real estate taxes	43,012	39,418
Corporate-level property management expenses	8,759	8,429
Depreciation and amortization	131,559	120,568
General and administrative	13,982	13,459
Expensed acquisition and investment related costs	87	32
	261,530	240,528
Earnings from operations	130,837	115,695
Interest expense	(55,147)	(53,643)
Total return swap income	1,984	2,045
Interest and other income (loss)	(5,221)	12,261
Equity income from co-investments	21,297	16,276
Gain on early retirement of debt, net	321	1,336
Gain on remeasurement of co-investment	234,694	31,535
Net income	328,765	125,505
Net income attributable to noncontrolling interest	(2,773)	(2,476)
Net income available to common unitholders	$325,992	$123,029
Comprehensive income	$319,678	$123,668
Comprehensive income attributable to noncontrolling interest	(2,773)	(2,476)
Comprehensive income attributable to controlling interest	$316,905	$121,192
Per unit data:
Basic:
Net income available to common unitholders	$4.77	$1.81
Weighted average number of common units outstanding during the period	68,344,012	68,007,852
Diluted:
Net income available to common unitholders	$4.76	$1.81
Weighted average number of common units outstanding during the period	68,495,596	68,088,933

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three months ended March 31, 2020 and 2019
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended March 31, 2020	Units	Amount	Units	Amount
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	315,006	—	10,986	—	2,773	328,765
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(8,782)	—	(8,782)
Change in fair value of marketable debt securities, net	—	—	—	—	(305)	—	(305)
Issuance of common units under:
General partner's stock based compensation, net	89	8,665	—	—	—	—	8,665
Sale of common stock by general partner, net	—	(70)	—	—	—	—	(70)
Equity based compensation costs	—	1,619	2	79	—	—	1,698
Retirement of common units, net	(776)	(176,311)	—	—	—	—	(176,311)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	4,741	—	(18)	—	44	4,767
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(3,107)	(3,107)
Redemptions	7	(1,048)	(8)	(84)		(236)	(1,368)
Distributions declared ($2.0775 per unit)	—	(135,894)	—	(4,772)	—	—	(140,666)
Balances at March 31, 2020	65,412	$6,250,833	2,296	$63,550	$(19,519)	$123,085	$6,417,949

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended March 31, 2019	Units	Amount	Units	Amount
Balances at December 31, 2018	65,890	$6,280,290	2,305	$59,061	$(9,738)	$64,231	$6,393,844
Net income	—	118,858	—	4,171	—	2,476	125,505
Reversal of unrealized losses upon the sale of marketable debt securities	—	—	—	—	33	—	33
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(1,993)	—	(1,993)
Change in fair value of marketable debt securities, net	—	—	—	—	123	—	123
Issuance of common units under:
General partner's stock based compensation, net	51	3,204	—	—	—	—	3,204
Sale of common stock by general partner, net	—	(20)	—	—	—	—	(20)
Equity based compensation costs	—	2,301	3	299	—	—	2,600
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in redemption value of redeemable noncontrolling interest	—	(3,027)	—	(2)	—	1,262	(1,767)
Distributions to noncontrolling interest	—	—	—	—	—	(2,667)	(2,667)
Redemptions	9	(10,394)	(9)	(365)	—	(1,454)	(12,213)
Distributions declared ($1.95 per unit)	—	(128,149)	—	(4,497)	—	—	(132,646)
Balances at March 31, 2019	65,716	$6,206,074	2,299	$58,667	$(11,394)	$63,848	$6,317,195

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$328,765	$125,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,559	120,568
Amortization of discount on marketable securities	(2,394)	(5,311)
Amortization of discount and debt financing costs, net	2,297	529
Loss on sale of marketable securities	13	58
Provision for credit losses	(50)	—
Unrealized (gain) loss on equity securities recognized through income	8,696	(4,510)
Earnings from co-investments	(21,297)	(16,276)
Operating distributions from co-investments	19,388	17,804
Accrued interest from notes and other receivables	(355)	(1,424)
Equity-based compensation	1,405	2,068
Gain on early retirement of debt, net	(321)	(1,336)
Gain on remeasurement of co-investment	(234,694)	(31,535)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(172)	(4,730)
Accounts payable, accrued liabilities, and operating lease liabilities	32,808	53,895
Other liabilities	1,278	454
Net cash provided by operating activities	266,926	255,759
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(458,302)	(44,984)
Redevelopment	(18,296)	(14,157)
Development acquisitions of and additions to real estate under development	(25,681)	(39,306)
Capital expenditures on rental properties	(17,151)	(17,075)
Collections of notes and other receivables	98,711	2,500
Proceeds from insurance for property losses	457	1,583
Contributions to co-investments	(21,905)	(126,248)
Changes in refundable deposits	96	5
Purchases of marketable securities	(10,731)	(8,413)
Sales and maturities of marketable securities	165	16,847
Non-operating distributions from co-investments	7,000	10,000
Net cash used in investing activities	(445,637)	(219,248)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	498,140	498,234
Payments on unsecured debt and mortgage notes	(102,563)	(360,975)
Proceeds from lines of credit	1,038,426	567,029
Repayments of lines of credit	(743,426)	(567,029)
Retirement of common units	(176,311)	(56,989)
Additions to deferred charges	(5,172)	(5,445)
Net proceeds from issuance of common units	(70)	(20)
Net proceeds from stock options exercised	14,329	6,699
Payments related to tax withholding for share-based compensation	(5,664)	(3,495)
Distributions to noncontrolling interest	(2,016)	(1,959)
Redemption of noncontrolling interests	(1,368)	(12,213)

	Three Months Ended March 31,
	2020	2019
Redemption of redeemable noncontrolling interests	—	(73)
Common units distributions paid	(134,341)	(127,544)
Net cash provided by (used in) financing activities	379,964	(63,780)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	201,253	(27,269)
Unrestricted and restricted cash and cash equivalents at beginning of period	81,094	151,395
Unrestricted and restricted cash and cash equivalents at end of period	$282,347	$124,126

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $4.8 million and $5.9 million capitalized in 2020 and 2019, respectively)	$52,487	$41,914
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,715	$1,694
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$131,841	$—
Transfer from real estate under development to co-investments	$824	$313
Reclassifications (from) to redeemable noncontrolling interest to/from general and limited partner capital and noncontrolling interest	$(4,767)	$1,767
Initial recognition of operating lease right-of-use assets	$—	$77,645
Initial recognition of operating lease liabilities	$—	$79,693

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. ("Essex" or the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the "Operating Partnership," which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both March 31, 2020 and December 31, 2019. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,296,043 and 2,301,653 as of March 31, 2020 and December 31, 2019, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $505.7 million and $692.5 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company owned or had ownership interests in 250 operating apartment communities, aggregating 60,770 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, one operating commercial building, and a development pipeline comprised of four consolidated projects and two unconsolidated joint venture projects. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Accounting Pronouncements Adopted in the Current Year

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13 "Measurement of Credit Losses on Financial Instruments," which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Previously, U.S. GAAP required entities to write down credit losses only when losses were probable and loss reversals were not permitted. The FASB additionally issued various updates to clarify and amend the guidance provided in ASU No. 2016-13. In May 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which, with respect to credit losses, among other things, clarifies and addresses issues related to accrued interest, transfers between classifications of loans or debt securities, recoveries, and variable interest rates. Additionally, in May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," which allows entities to irrevocably elect the fair value option on certain financial instruments. The Company adopted ASU No. 2016-13, ASU No. 2019-04, and ASU No. 2019-05 as of January 1, 2020, using the modified retrospective approach by applying a cumulative effect adjustment of $0.2 million representing estimated accumulated credit losses to the opening balance of retained earnings.

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates certain disclosure requirements affecting all levels of measurements, and modifies and adds new disclosure requirements for Level 3 measurements. The Company adopted ASU No. 2018-13 as of January 1, 2020. This adoption did not have a material impact on the Company's consolidated results of operations or financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements). As of March 31, 2020 and December 31, 2019, $3.2 million and $3.6 million, respectively, of equity securities presented within common stock and stock funds in the tables below, represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income (loss) on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2020 and December 31, 2019, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured bonds, U.S. treasury securities, common stock and stock funds. As of March 31, 2020 and December 31, 2019, the Company classified its mortgage backed security investment, which matures in September 2020, as held to maturity, and accordingly, this security is stated at its amortized cost. The discount on the mortgage backed security is being amortized to interest income based on an estimated yield and the maturity date of the security.

As of March 31, 2020 and December 31, 2019, marketable securities consist of the following ($ in thousands):

	March 31, 2020
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value	Allowance for Credit Losses
Equity securities:
Investment funds - debt securities	$29,685	$(676)	$29,009
Common stock and stock funds	45,395	(4,549)	40,846

Debt securities:
Available for sale
U.S. treasury securities	2,421	16	2,437	—
Investment-grade unsecured debt	1,050	(248)	802	—
Held to maturity
Mortgage backed securities	75,045	—	75,045	13,644
Total - Marketable securities	$153,596	$(5,457)	$148,139	$13,644

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

	December 31, 2019
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$29,588	$544	$30,132
Common stock and stock funds	34,941	2,927	37,868

Debt securities:
Available for sale
U.S. treasury securities	2,421	13	2,434
Investment-grade unsecured bonds	1,048	60	1,108
Held to maturity
Mortgage backed securities	72,651	—	72,651
Total - Marketable securities	$140,649	$3,544	$144,193

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended March 31, 2020 and 2019, the proceeds from sales and maturities of marketable securities totaled $0.2 million and $16.8 million, respectively, which resulted in $13 thousand and $0.1 million in realized losses, respectively, for such periods.

For the three months ended March 31, 2020 and 2019, the portion of equity security unrealized losses or gains that were recognized in income totaled $8.7 million in losses and $4.5 million in gains, respectively, and were included in interest and other income (loss) on the Company's condensed consolidated statements of income and comprehensive income.

Unrealized losses on Investment-grade unsecured bonds as of March 31, 2020 have not been recognized into income because the debts of the issuers are of high credit quality, management does not intend to sell the securities, it is likely that the Company will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to other market conditions.

The Company monitors the credit quality of its held to maturity mortgage backed security through the review of remittance reports and individual loan watchlists, which are prepared quarterly and provide most recent debt service coverage ratios for each loan within the security, when available. The Company monitors such reports to determine the likelihood that a particular loan within the mortgage backed security may be foreclosed upon.

The Company measures the expected credit loss on its held to maturity mortgage backed security based on the present value of expected future cash flows, which takes into account current market conditions and available credit information obtained from the individual loans held within the mortgage backed security. The following table presents the allowance for credit losses rollforward for the mortgage backed security ($ in thousands):

Balance at December 31, 2019	$—
Impact of adoption ASC 326 (1)	13,644
Provision for credit losses	—
Balance at March 31, 2020	$13,644

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

(1) As part of the adoption of ASC 326, effective January 1, 2020, the Company recorded a gross up of the mortgage backed security and related allowance for credit losses of $13.6 million. This gross up had no effect on the Company's consolidated results of operations or financial position.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities), and six co-investments as of both March 31, 2020 and December 31, 2019. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $1.1 billion and $348.9 million, respectively, as of March 31, 2020 and $1.0 billion and $364.3 million, respectively, as of December 31, 2019. Noncontrolling interests in these entities were $122.3 million and $122.5 million as of March 31, 2020 and December 31, 2019, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2020 and December 31, 2019, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 14, "Equity Based Compensation Plans," in the Company’s annual report on Form 10-K for the year ended December 31, 2019) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2020 and December 31, 2019, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.5 billion and $5.2 billion at March 31, 2020 and December 31, 2019, respectively, was approximately $5.6 billion and $5.4 billion, respectively. Management has estimated that the fair value of the Company’s $955.3 million and $660.4 million of variable rate debt at March 31, 2020 and December 31, 2019, respectively, was approximately $949.2 million and $655.8 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2020 and December 31, 2019 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, are carried at fair value as of March 31, 2020 and December 31, 2019.

At March 31, 2020, the Company’s investment in its mortgage backed security had a carrying value of $75.0 million and the Company estimated the fair value to be approximately $75.1 million. At December 31, 2019, the Company’s investment in its mortgage backed security had a carrying value of $72.7 million and the Company estimated the fair value to be approximately $72.7 million. The Company determines the fair value of the mortgage backed security based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing this security. Assumptions such as estimated default rates and discount rates are used to determine the expected, discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $9.9 million and $10.7 million during the three months ended March 31, 2020 and 2019, respectively. The Company capitalizes leasing commissions associated with the lease-up of development

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain/(loss) on available for sale securities	Total
Balance at December 31, 2019	$(13,989)	$101	$(13,888)
Other comprehensive loss before reclassification	(7,178)	(294)	(7,472)
Amounts reclassified from accumulated other comprehensive loss	(1,308)	—	(1,308)
Other comprehensive loss	(8,486)	(294)	(8,780)
Balance at March 31, 2020	$(22,475)	$(193)	$(22,668)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain/(loss) on available for sale securities	Total
Balance at December 31, 2019	$(10,536)	$104	$(10,432)
Other comprehensive loss before reclassification	(7,429)	(305)	(7,734)
Amounts reclassified from accumulated other comprehensive loss	(1,353)	—	(1,353)
Other comprehensive loss	(8,782)	(305)	(9,087)
Balance at March 31, 2020	$(19,318)	$(201)	$(19,519)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income (loss) on the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $32.6 million and $37.4 million as of March 31, 2020 and December 31, 2019, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2020 is as follows ($ in thousands):

Balance at December 31, 2019	$37,410
Reclassification due to change in redemption value and other	(4,767)
Redemptions	—
Balance at March 31, 2020	$32,643

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents - unrestricted	$271,877	$70,087	$107,034	$134,465
Cash and cash equivalents - restricted	10,470	11,007	17,092	16,930
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$282,347	$81,094	$124,126	$151,395

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

(2)  Significant Transactions During The Three Months Ended March 31, 2020 and Subsequent Events

Significant Transactions

Acquisitions

In January 2020, the Company purchased Canada Pension Plan Investment Board's ("CPPIB") 45.0% interest in each of a land parcel and six communities totaling 2,020 apartment homes, valued at $1.0 billion on a gross basis. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $234.7 million. Furthermore, the Company

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

recognized $6.5 million in promote income as a result of the transaction, which is included in equity income from co-investments on the condensed consolidated statements of income and comprehensive income.

Co-Investments

Preferred Equity Investments

In the first quarter of 2020, the Company originated two preferred equity investments totaling $91.4 million in two multifamily communities located in California. The investments have a weighted average initial return of 11.3% with most of the proceeds expected to fund in late 2020 and early 2021.

In March 2020, the Company received cash of $11.3 million, including an early redemption fee of $0.2 million, for the partial redemption of a preferred equity investment in a joint venture that holds property located in Los Angeles, CA.

Notes Receivable

In January 2020, the Company received cash of $16.9 million for the full redemption of a mezzanine loan in a property located in Anaheim, CA.

In January 2020, the Company received $85.8 million for the payoff of a related party bridge loan to Wesco V, LLC ("Wesco V"). See Note 6, Related Party Transactions, for additional details.

In March 2020, the Company committed to fund an investment in mezzanine loans totaling $15.0 million as part of the development of a multifamily community located in Los Angeles, CA. The investment has an initial 10.5% interest rate and maturity date of February 2023, with options to extend for up to two years. As of March 31, 2020, the Company had not funded this commitment.

Common Stock

During the three months ended March 31, 2020, the Company repurchased and retired 776,261 shares totaling $176.3 million, including commissions. As of March 31, 2020, the Company had $73.7 million of purchase authority remaining under its $250.0 million stock repurchase plan.

Senior Unsecured Debt

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032 with a coupon rate of 2.650% per annum (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB's 45.0% joint venture interests discussed above, as well as repay $100.3 million of secured debt during the quarter.

Subsequent Events

In April 2020, the Company obtained a $200.0 million unsecured term loan with a one-year maturity and two 12-month extension options, exercisable at the Company’s option. The unsecured term loan bears a variable interest rate of LIBOR plus 1.20% and the proceeds will be used to repay all remaining consolidated debt maturing in 2020, of which $169.6 million was prepaid in April 2020.

During and subsequent to the first quarter of 2020, the world is experiencing an unprecedented health pandemic related to a novel coronavirus, COVID-19, creating unprecedented and extraordinary global economic distress, uncertainty and volatility. The extent to which COVID-19 impacts the Company's business, operations and financial results cannot be predicted and will depend on numerous current and evolving factors that the Company is not able to predict or anticipate at this time.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Rental income	$383,498	$347,805
Other property	6,252	6,083
Management and other fees from affiliates	2,617	2,335
Total revenues	$392,367	$356,223

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Southern California	$155,642	$151,463
Northern California	164,079	136,745
Seattle Metro	63,844	60,413
Other real estate assets (1)	6,185	5,267
Total rental and other property revenues	$389,750	$353,888

(1) Other real estate assets consists of revenues generated from retail space, commercial properties, held for sale properties, and disposition properties.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Same-property (1)	$346,456	$335,658
Acquisitions (2)	21,924	987
Development (3)	4,075	1,158
Redevelopment	5,401	5,229
Non-residential/other, net (4)	11,894	10,856
Total rental and other property revenues	$389,750	$353,888

(1) Properties that have comparable stabilized results as of January 1, 2019 and are consolidated by the Company for the three months ended March 31, 2020 and 2019. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2) Acquisitions includes properties acquired which did not have comparable stabilized results as of January 1, 2019.
(3) Development includes properties developed which did not have stabilized results as of January 1, 2019.
(4) Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our redevelopment criteria, and three communities located in the California counties of Riverside, Santa Barbara, and Santa Cruz, which the Company does not consider its core markets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $3.7 million and $3.9 million as of March 31, 2020 and December 31, 2019, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the three months ended March 31, 2020 that was included in the December 31, 2019 deferred revenue balance was $0.2 million, which was included in interest and other income (loss) within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of March 31, 2020, the Company had $3.7 million of remaining performance obligations. The Company expects to recognize approximately 15% of these remaining performance obligations in 2020, an additional 40% through 2022, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, BEX II, BEX III, and BEX IV, Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), and Wesco V, own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of March 31, 2020 and December 31, 2019 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	3/31/2020	12/31/2019
Ownership interest in:
CPPIB (2)	—%	$—	$345,466
Wesco I, Wesco III, Wesco IV, and Wesco V	51%	209,742	216,756
BEXAEW, BEX II, BEX III, and BEX IV	50%	156,869	160,888
Other	48%	21,023	20,351
Total operating and other co-investments, net		387,634	743,461
Total predevelopment and development co-investments	50%	158,145	146,944
Total preferred interest co-investments (includes related party investments of $75.3 million and $73.2 million as of March 31, 2020 and December 31, 2019, respectively)		451,358	444,934
Total co-investments, net		$997,137	$1,335,339

(1) Weighted average Company ownership percentages are as of March 31, 2020.
(2) In January 2020, the Company purchased CPPIB's 45.0% interest in each of a land parcel and six communities totaling 2,020 apartment homes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

The combined summarized financial information of co-investments is as follows ($ in thousands):

	3/31/2020	12/31/2019
Combined balance sheets: (1)
Rental properties and real estate under development	$4,287,101	$4,733,762
Other assets	158,145	139,562
Total assets	$4,445,246	$4,873,324
Debt	$2,522,407	$2,442,213
Other liabilities	181,761	117,160
Equity	1,741,078	2,313,951
Total liabilities and equity	$4,445,246	$4,873,324
Company's share of equity	$997,137	$1,335,339

	Three Months Ended March 31,
	2020	2019
Combined statements of income: (1)
Property revenues	$77,369	$83,725
Property operating expenses	(25,715)	(28,719)
Net operating income	51,654	55,006
Interest expense	(20,853)	(15,115)
General and administrative	(4,083)	(1,928)
Depreciation and amortization	(28,437)	(29,935)
Net income (loss)	$(1,719)	$8,028
Company's share of net income (2)	$21,297	$16,276

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.1 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Note receivable, secured, bearing interest at 9.00%, due May 2021 (Originated May 2017) (1)	$—	$16,828
Note receivable, secured, bearing interest at 9.90%, due November 2021 (Originated November 2018)	13,168	12,838
Related party note receivable, secured, bearing variable rate interest, due February 2020 (Originated November 2019) (2)(3)	—	85,713
Notes and other receivables from affiliates (4)	7,700	4,442
Other receivables	14,065	14,544
Allowance for credit losses	(66)	—
Total notes and other receivables	$34,867	$134,365

(1) In January 2020, the Company received cash of $16.9 million from the payoff of this note receivable.
(2) See Note 6, Related Party Transactions, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

(3) In January 2020, the Company received cash of $85.8 million from the payoff of this note receivable.
(4) These amounts consist of short-term loans outstanding and due from various joint ventures as of March 31, 2020 and December 31, 2019. See Note 6, Related Party Transactions, for additional details.

In the normal course of business, the Company originates and holds two types of loans: mezzanine loans issued to entities that are pursuing apartment development and short-term bridge loans issued to joint ventures with the Company.

The Company categorizes development project mezzanine loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as: current financial information, credit documentation, public information, and previous experience with the borrower. The Company initially analyzes each mezzanine loan individually to classify the credit risk of the loan. On a periodic basis the Company evaluates and performs site visits of the development projects associated with the mezzanine loans to confirm whether they are on budget and whether there are any delays in development that could impact the Company's assessment of credit loss.

All bridge loans that the Company issues are, by their nature, short-term and meant only to provide time for the Company’s joint ventures to obtain long-term funding for newly acquired communities. As the Company is a partner in the joint ventures that are borrowing such funds and has performed a detailed review of each community as part of the acquisition process, there is little to no credit risk associated with such loans. As such, the Company does not review credit quality indicators for bridge loans on an ongoing basis.

The Company estimates the allowance for credit losses for each loan type using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made, if necessary, for differences in current loan-specific risk characteristics. For example, in the case of mezzanine loans, adjustments may be made due to differences in track record and experience of the mezzanine loan sponsor as well as the percent of equity that the sponsor has contributed to the project. The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2019	$—	$—	$—
Impact of adoption ASC 326	147	43	190
Provision for credit losses	(81)	(43)	(124)
Balance at March 31, 2020	$66	$—	$66

No loans were placed on nonaccrual status or charged off during the three months ended March 31, 2020 or 2019.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.1 million and $3.4 million during the three months ended March 31, 2020 and 2019, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.4 million and $1.1 million against general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three months ended March 31, 2020, the Company paid brokerage commissions totaling $0.2 million to MMC and its affiliates related to real estate transactions.

In November 2019, the Company provided an $85.5 million related party bridge loan to Wesco V in connection with the acquisition of Velo and Ray. The note receivable accrued interest at LIBOR plus 1.30% and was scheduled to mature in

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

February 2020, but was paid off in January 2020. The bridge loan was classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

In August 2019, the Company provided an $89.0 million related party bridge loan to Wesco V in connection with the acquisition of The Courtyards at 65th Street. The note receivable accrued interest at LIBOR plus 1.30% and was paid off in November 2019.

In August 2019, the Company provided a $44.4 million related party bridge loan to BEX IV in connection with the acquisition of 777 Hamilton. The note receivable accrued interest at 3.25%. In November 2019, the term of the bridge loan was extended to
February 2020, but was paid off in December 2019.

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

In October 2018, the Company funded a $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268 apartment home community development located in Burlingame, CA. This investment accrues interest based on an initial 12.0% preferred return. The investment is scheduled to mature in April 2024.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrues interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of March 31, 2020, the Company had funded $22.9 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan was classified within notes and other receivables in the accompanying condensed consolidated balance sheets and was paid off in October 2019.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of March 31, 2020 and December 31, 2019, $7.7 million and $4.4 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

Debt consists of the following ($ in thousands):

	March 31, 2020	December 31, 2019	Weighted Average Maturity In Years as of March 31, 2020
Unsecured bonds private placement - fixed rate	$199,852	$199,820	1.2
Term loan - variable rate	349,287	349,189	1.9
Bonds public offering - fixed rate	4,709,124	4,214,197	7.7
Unsecured debt, net (1)	5,258,263	4,763,206
Lines of credit (2)	350,000	55,000
Mortgage notes payable, net (3)	887,389	990,667	7.9
Total debt, net	$6,495,652	$5,808,873
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.7%	3.8%
Weighted average interest rate on variable rate term loan	2.7%	2.7%
Weighted average interest rate on lines of credit	2.4%	2.5%
Weighted average interest rate on mortgage notes payable	4.1%	4.1%

(1) Includes unamortized discount of $14.1 million and $12.2 million and unamortized debt issuance costs of $27.6 million and $24.5 million, as of March 31, 2020 and December 31, 2019, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of March 31, 2020, excludes unamortized debt issuance costs of $4.5 million and $3.8 million as of March 31, 2020 and December 31, 2019, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2020, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2023 with one 18-month extension, exercisable at the Company’s option. As of March 31, 2020, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings, and a scheduled maturity date of February 2021.
(3) Includes total unamortized premium of $5.0 million and $5.9 million, reduced by unamortized debt issuance costs of $2.4 million and $2.6 million, as of March 31, 2020 and December 31, 2019, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of March 31, 2020 are as follows ($ in thousands):

Remaining in 2020	$185,493
2021	531,653
2022	693,188
2023	602,945
2024	403,109
Thereafter	3,768,383
Total	$6,184,771

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
March 31, 2020 and 2019
(Unaudited)

The executive management team generally evaluates the Company's operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California, and Seattle Metro.

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income (loss). Non-segment revenues and NOI included in the following schedule also consist of revenues generated from commercial properties and properties that have been sold. Other non-segment assets include items such as real estate under development, co-investments, real estate held for sale, net, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Southern California	$155,642	$151,463
Northern California	164,079	136,745
Seattle Metro	63,844	60,413
Other real estate assets	6,185	5,267
Total property revenues	$389,750	$353,888
Net operating income:
Southern California	$111,097	$107,996
Northern California	120,981	101,214
Seattle Metro	44,993	41,699
Other real estate assets	5,536	4,939
Total net operating income	282,607	255,848
Management and other fees from affiliates	2,617	2,335
Corporate-level property management expenses	(8,759)	(8,429)
Depreciation and amortization	(131,559)	(120,568)
General and administrative	(13,982)	(13,459)
Expensed acquisition and investment related costs	(87)	(32)
Interest expense	(55,147)	(53,643)
Total return swap income	1,984	2,045
Interest and other income (loss)	(5,221)	12,261
Equity income from co-investments	21,297	16,276
Gain on early retirement of debt, net	321	1,336
Gain on remeasurement of co-investment	234,694	31,535
Net income	$328,765	$125,505

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Assets:
Southern California	$4,198,656	$4,233,110
Northern California	5,748,062	4,622,268
Seattle Metro	1,469,297	1,481,061
Other real estate assets	12,103	12,221
Net reportable operating segment - real estate assets	11,428,118	10,348,660
Real estate under development	435,865	546,075
Co-investments	997,137	1,335,339
Cash and cash equivalents, including restricted cash	282,347	81,094
Marketable securities	148,139	144,193
Notes and other receivables	34,867	134,365
Operating lease right-of-use assets	74,428	74,744
Prepaid expenses and other assets	49,940	40,935
Total assets	$13,450,841	$12,705,405

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$315,006	66,043,831	$4.77	$118,858	65,702,788	$1.81
Effect of Dilutive Securities:
Stock options	—	57,337		—	81,081
DownREIT units	196	94,247		—	—
Diluted:
Net income available to common stockholders	$315,202	66,195,415	$4.76	$118,858	65,783,869	$1.81

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,300,181 and 2,305,064, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended March 31, 2020 and 2019, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $11.0 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 116,380 and 106,029 for the three months ended March 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$325,992	68,344,012	$4.77	$123,029	68,007,852	$1.81
Effect of Dilutive Securities:
Stock options	—	57,337		—	81,081
DownREIT units	196	94,247		—	—
Diluted:
Net income available to common unitholders	$326,188	68,495,596	$4.76	$123,029	68,088,933	$1.81

Stock options of 116,380 and 106,029 for the three months ended March 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the period ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of March 31, 2020, the Company had entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of March 31, 2020 and December 31, 2019, the aggregate carrying value of the interest rate swap contracts was an asset of zero and $1.0 million, respectively, and is included in prepaid expenses and other assets on the condensed consolidated balance sheets, and a liability of $3.4 million and $0.2 million, respectively, and is included in other liabilities on the consolidated balance sheet.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for the three months ended March 31, 2020 and 2019.

Additionally, the Company has four total return swap contracts, with an aggregate notional amount of $255.3 million, that effectively convert $255.3 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $255.3 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both March 31, 2020 and December 31, 2019. These total return swaps are scheduled to mature between September 2021 and November 2022. The realized gains of $2.0 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
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

The Company is subject to various federal, state, and local environmental and other laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current portfolio or on other assets that the Company may acquire in the future, including, without limitation, certain eviction moratoriums and other mandates that have been, or may be, taken in connection with the COVID-19 pandemic. To the extent that an environmental or other matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2019 annual report on Form 10-K for the year ended December 31, 2019. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this Quarterly Report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled "Forward-Looking Statements."

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2020, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of March 31, 2020, the Company owned or had ownership interests in 250 operating apartment communities, comprising 60,770 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, one operating commercial building, and a development pipeline comprised of four consolidated projects and two unconsolidated joint venture projects.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2020, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development, and various predevelopment projects aggregating 1,761 apartment homes, with total incurred costs of $963.0 million, and estimated remaining project costs of approximately $168.0 million, $151.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $1.1 billion.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2020		As of March 31, 2019
	Apartment Homes	%	Apartment Homes	%
Southern California	22,675	43%	22,674	46%
Northern California	19,748	37%	16,449	33%
Seattle Metro	10,343	20%	10,238	21%
Total	52,766	100%	49,361	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Canada Pension Plan Investment Board ("CPPIB"), BEXAEW, BEX II, BEX III, and BEX IV communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Current Material Development – the COVID-19 Pandemic

The United States and other countries around the world are experiencing an unprecedented health pandemic related to COVID-19, which has created considerable instability, disruption, and uncertainty. Governmental authorities in impacted regions are taking increasingly dramatic action in an effort to slow COVID-19’s spread. Federal, state and local jurisdictions have issued varying forms of "Shelter-in-Place" orders, halted public gatherings and restricted business functions outside of one’s home to only those that are considered "essential", resulting in extraordinary job losses and related financial impacts that will affect future operations to an unknown extent. Moreover, eviction moratoriums have been enacted in various formats at various levels of government, including regions in which Essex's communities are located, impacting Essex properties. The Company is working to comply with the stated intent of local, county, state and federal laws.  In that regard, the Company has implemented a wide range of practices to protect and support its employees and residents. Such measures include closing the Company's corporate offices and instituting “work from home” measures for corporate associates, closing leasing offices to non-Essex personnel and reducing on-site staff to essential functions so that hygiene and “social distancing” standards can be effectively managed and applied. The Company has transitioned most interactions with leasing staff to on-line and telephonic communications. In addition, common areas and community amenities, such as gyms and pools, have been temporarily closed and community sanitation and cleaning practices have increased. Response to maintenance work orders are limited mostly to emergencies only. Due to the COVID-19 pandemic, the Company's residents, their health, their employment, and, thus, their ability to pay rent, may be impacted. To support residents, as of March 23, 2020, the Company announced that it will, among other things:

•	halt evictions for 90 days for residents who have been financially impacted by the COVID-19 pandemic, such as job loss, reduction of work hours, business closure, furlough or layoff;

•	avoid rent increases for 90 days by offering lease renewals with no rent increase; and

•	create payment plans for residents who are unable to pay their rent as a result of the outbreak and waive late fees for those residents.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and on the Company's future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

As a result of the impact of the COVID-19 pandemic, the Company's average financial occupancy for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended March 31, 2020 and 2019) portfolio decreased from 96.7% for April 2019 to 95.4% for April 2020. Furthermore, cash delinquencies as a percentage of scheduled rental income for the Company's Same-Property portfolio increased from 0.4% for April 2019 to 5.0% for April 2020. The Company is currently in the process of creating payment plans related to such April 2020 cash delinquencies. As part of this process, the Company will assess a collectability reserve attributable to those deferred payments which is expected to partially mitigate the April 2020 delinquencies.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.8% and 96.9% for the three months ended March 31, 2020 and 2019, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Southern California	96.6%	96.8%
Northern California	96.9%	97.1%
Seattle Metro	96.9%	96.9%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2020	2019	Change	Change
Same-Property Revenues:
Southern California	21,354	$147,521	$143,584	$3,937	2.7%
Northern California	15,755	135,704	131,661	4,043	3.1%
Seattle Metro	10,238	63,231	60,413	2,818	4.7%
Total Same-Property Revenues	47,347	346,456	335,658	10,798	3.2%
Non-Same Property Revenues		43,294	18,230	25,064	137.5%
Total Property Revenues		$389,750	$353,888	$35,862	10.1%

Same-Property Revenues increased by $10.8 million or 3.2% to $346.5 million in the first quarter of 2020 from $335.7 million in the first quarter of 2019. The increase was primarily attributable to an increase of 3.1% in average rental rates from $2,288 per apartment home in the first quarter of 2019 to $2,360 per apartment home in the first quarter of 2020.

Non-Same Property Revenues increased by $25.1 million or 137.5% to $43.3 million in the first quarter of 2020 from $18.2 million in the first quarter of 2019. The increase was primarily due to revenues generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020.

Management and other fees from affiliates increased by $0.3 million or 13.0% to $2.6 million in the first quarter of 2020 compared to $2.3 million in the first quarter of 2019. The increase was primarily due to the addition of The Courtyards at 65th Street, 777 Hamilton, and Velo and Ray communities to the Company's joint venture portfolio in 2019, offset slightly by the disposition of Mosso joint venture community in the fourth quarter of 2019, and by the consolidation of six communities as part of the Company's purchase of CPPIB's 45.0% co-investment interests.

Property operating expenses, excluding real estate taxes increased $5.5 million or 9.4% to $64.1 million for the first quarter of 2020 compared to $58.6 million for the first quarter of 2019 primarily due to an increase of $2.2 million in maintenance and repairs expenses, an increase of $1.7 million in utilities expenses, and an increase of $1.6 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $1.3 million or 2.3% to $57.7 million in the first quarter of 2020 compared to $56.4 million in the first quarter of 2019, primarily due to an increase of $0.7 million in maintenance and repairs expenses and an increase of $0.3 million in utilities expenses.

Real estate taxes increased $3.6 million or 9.1% to $43.0 million for the first quarter of 2020 compared to $39.4 million for the first quarter of 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests. Same-Property real estate taxes remained relatively flat at $37.0 million in the first quarter of 2020 compared to the first quarter of 2019.

Corporate-level property management expenses increased $0.4 million or 4.8% to $8.8 million in the first quarter of 2020 compared to $8.4 million in the first quarter of 2019, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $11.0 million or 9.1% to $131.6 million for the first quarter of 2020 compared to $120.6 million for the first quarter of 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests.

Interest expense increased by $1.5 million or 2.8% to $55.1 million for the first quarter of 2020 compared to $53.6 million for the first quarter of 2019, primarily due to an increase in average outstanding debt primarily as a result of the issuance of $500.0 million of senior unsecured notes due March 1, 2029 in February and March 2019, $550.0 million of senior unsecured notes due January 15, 2030 in August and October 2019, and $500 million of senior unsecured notes due March 15, 2032 in February 2020, which resulted in an increase of $11.0 million interest expense for the first quarter of 2020. Additionally, there was a $1.1 million decrease in capitalized interest in the first quarter of 2020, due to a decrease in development activity as compared to the same period in 2019. These increases to interest expense were partially offset by debt that was paid off or matured, as well as regular principal amortization during and after the first quarter of 2019, which resulted in a decrease in interest expense of $10.6 million for the first quarter of 2019.

Total return swap income of $2.0 million in the first quarter of 2020 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes.

Interest and other income (loss) decreased by $17.5 million or 142.3% to $5.2 million in loss for the first quarter of 2020 compared to $12.3 million in income for the first quarter of 2019, primarily due to a decrease from unrealized gains (losses) on marketable securities of $13.2 million and a decrease of $4.1 million in marketable securities and other income.

Equity income from co-investments increased by $5.0 million or 30.7% to $21.3 million for the first quarter of 2020 compared to $16.3 million for the first quarter of 2019, primarily due to an increase of $5.6 million in promote income, and an increase of $1.6 million in income from preferred equity investments. The increase was partially offset by a $1.9 million decrease in equity income from co-investments.

Gain on early retirement of debt, net of $0.3 million for the first quarter of 2020 was primarily due to early repayment of $100.3 million secured mortgage notes payable in the first quarter of 2020.

Gain on remeasurement of co-investment of $234.7 million in the first quarter of 2020 resulted from the Company's purchase of CPPIB's 45.0% co-investment interests.

Liquidity and Capital Resources

The United States and other countries around the world are experiencing an unprecedented health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow down the spread of the disease.

As of March 31, 2020, the Company had $271.9 million of unrestricted cash and cash equivalents and $148.1 million in marketable securities, of which $73.1 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during the next twelve months. Due to the COVID-19 pandemic and related economic disruptions, the Company anticipates that it may be required to augment decreased cash flows from operations with its cash reserves, lines of credit, or decreased investment in redevelopment activities and it expects to carefully monitor and manage its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2020, Fitch Ratings, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2020, the Company had two unsecured lines of credit aggregating $1.24 billion. As of March 31, 2020, there was $350.0 million outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of March 31, 2020. This facility is scheduled to mature in December 2023, with one 18-month extension, exercisable at the Company's option. As of March 31, 2020, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of March 31, 2020. This facility is scheduled to mature in February 2021.

In February 2020, the Company issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020.

The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB's 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter.

In September 2018, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. During the three months ended March 31, 2020, the Company did not issue any shares of common stock through the 2018 ATM Program. As of March 31, 2020, there are no outstanding forward purchase agreements, and $826.6 million of shares remain available to be sold under this program.

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. During the three months ended March 31, 2020, the Company repurchased and retired 776,261 shares of its common stock totaling $176.3 million, including commissions, at an average price of $227.13 per share. As of March 31, 2020, the Company had $73.7 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2020, the Company’s development pipeline was comprised of four consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,761 apartment homes, with total incurred costs of $963.0 million, and estimated remaining project costs of approximately $168.0 million, $151.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $1.1 billion.

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

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of March 31, 2020, the Company had ownership interests in four major redevelopment communities aggregating 1,327 apartment homes with estimated redevelopment costs of $132.7 million, of which approximately $11.8 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

Derivative Activity

The Company uses interest rate swaps and total return swap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps and total return swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2020, the Company had an interest in 806 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.6 billion. Total estimated remaining costs are approximately $35.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $17.5 million. In addition, the Company had an interest in 8,652 apartment homes of operating communities with joint ventures for a total book value of $387.6 million as of March 31, 2020.

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

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations related to the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations and the impact of any measures taken to mitigate the impact of the pandemic, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, including as a result of the COVID-19 pandemic, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the impact of the COVID-19 pandemic, which remains inherently uncertain as the situation is unprecedented and continuously evolving, and other potential future outbreaks of infectious diseases or other health concerns, and measures taken to limit their impact, could adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2019, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2020	2019
Net income available to common stockholders	$315,006	$118,858
Adjustments:
Depreciation and amortization	131,559	120,568
Gains not included in FFO attributable to common stockholders and unitholders	(234,694)	(31,535)
Depreciation and amortization from unconsolidated co-investments	12,544	15,190
Noncontrolling interest related to Operating Partnership units	10,986	4,171
Depreciation attributable to third party ownership and other	(134)	(230)
Funds from operations attributable to common stockholders and unitholders	$235,267	$227,022
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.44	$3.34
Non-core items:
Expensed acquisition and investment related costs	87	32
Loss on sale of marketable securities	13	58
Unrealized (gains) losses on marketable securities	8,696	(4,510)
Provision for credit losses	(50)	—
Equity (income) loss from non-core co-investment (1)	110	(314)
Interest rate hedge ineffectiveness (2)	—	181
Gain on early retirement of debt, net	(321)	(1,336)
Co-investment promote income	(6,455)	(809)
Income from early redemption of preferred equity investments	(210)	(100)
General and administrative and other, net	820	—
Insurance reimbursements, legal settlements, and other, net	43	(210)
Core Funds from Operations attributable to common stockholders and unitholders	$238,000	$220,014
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.48	$3.23
Weighted average number shares outstanding, diluted (3)	68,359,698	68,048,908

(1) Represents the Company's share of co-investment income from Real Estate Technology Ventures, L.P.
(2) On January 1, 2019, the Company adopted ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities," which resulted in a cumulative effect adjustment of approximately $181,000 from interest expense to accumulated other comprehensive income. As a result of the adoption of this standard, the Company recognizes qualifying hedge ineffectiveness through accumulated other comprehensive income as opposed to current earnings.
(3) Assumes conversion of all outstanding Operating Partnership limited partnership units ("OP Units") into shares of the Company's common stock and excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Net Operating Income

Net operating income ("NOI") and Same-Property NOI are considered by management to be important supplemental performance measures to earnings from operations included in the Company’s condensed consolidated statements of income and comprehensive income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenues less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to NOI and Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Earnings from operations	$130,837	$115,695
Adjustments:
Corporate-level property management expenses	8,759	8,429
Depreciation and amortization	131,559	120,568
Management and other fees from affiliates	(2,617)	(2,335)
General and administrative	13,982	13,459
Expensed acquisition and investment related costs	87	32
NOI	282,607	255,848
Less: Non-Same Property NOI	(30,842)	(13,638)
Same-Property NOI	$251,765	$242,210

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2020, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of March 31, 2020, the Company also had $255.3 million of secured variable rate indebtedness. All of the Company's interest rate swaps are designated as cash flow hedges as of March 31, 2020. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2020. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2020.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$(3,449)	$(1,842)	$(5,095)
Total cash flow hedges	$175,000	2022	$(3,449)	$(1,842)	$(5,095)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $255.3 million that effectively convert $255.3 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at March 31, 2020. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$184,999	530,940	342,408	602,093	402,177	3,516,884	$5,579,501	$5,622,711
Average interest rate	6.4%	4.3%	3.6%	3.7%	4.0%	3.5%	3.8%
Variable rate debt (1)	$494	713	350,780	350,852	932	251,499	$955,270	$949,218
Average interest rate	2.8%	2.8%	2.7%	2.4%	2.8%	2.6%	2.6%

(1) $175.0 million is subject to interest rate protection agreements ($255.3 million is subject to total return swaps).

The table incorporates only those exposures that exist as of March 31, 2020. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2020, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2020, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item A. Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2019, which could materially affect the Company's financial condition, results of operations or cash flows. Except as set forth below, there have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely affect our business, financial condition and results of operations.
The outbreak of COVID-19, which has rapidly spread to a growing number of countries, including the United States and the specific regions in which our apartment communities are located, has created considerable instability and disruption in the U.S. and world economies. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including “social distancing” and other restrictions on travel, congregation and business operations have already resulted in significant negative economic impacts. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain, but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which the Company’s financial condition or operating results will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted.
The Company’s operating results depend, in large part, on revenues derived from leasing space in our apartment communities to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have, and may continue to, adversely affect our returns and profitability. As a result, our ability to make distributions to Essex’s stockholders and the Operating Partnership’s unitholders may be compromised and we could experience volatility with respect to the market value of our properties and common stock and Operating Partnership units. The spread of COVID-19 could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent on a timely basis, or at all. In some cases, we may be legally required to or otherwise agree to restructure tenants’ rent obligations, and may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations or prohibitions on evicting tenants unwilling or unable to pay rent. Additionally, eviction moratoriums have passed in various formats at every level of government, with considerable differences between county and state orders, as well as between individual county orders and how cities are interpreting and enforcing them. This patchwork of conflicting standards may continue to create a great deal of confusion and challenges with compliance. While the Company intends to comply with the framework of local, county, state and federal laws, given the confusion, strict compliance might be difficult. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property, and have limited ability to renew existing leases or sign new leases at projected rents.
Our properties may also incur significant costs or losses related to legislative mandates, including shelter-in-place orders, quarantines, infection or other related factors, which may result in a negative impact on our occupancy levels. We typically conduct aspects of our leasing activity on-site at our apartment communities. Reductions in the ability and willingness of prospective residents to visit our communities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our properties. Additionally, if there is an outbreak that directly impacts one or more of our apartment communities, we may experience negative publicity and/or an unwillingness of prospective residents to visit or ultimately choose to live in our communities, which could directly affect our rental revenue. In addition, we may incur costs associated with protecting our employees and residents and disinfecting our properties. To the extent our management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not available or allowed to conduct work, our business and operating results may be negatively impacted.
Additionally, market fluctuations as a result of the COVID-19 pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments on satisfactory terms, or at all. In addition, moratoriums on construction and macro-economic factors may cause construction contractors to be unable to perform, which may cause the delivery date of certain development projects or investments in third-party development projects to be extended. Market fluctuations and construction delays experienced by the Company’s third-party mezzanine loan borrowers and preferred equity investment sponsors may also negatively impact their ability to repay the Company. Further, while the Company carries general liability, pollution, and property insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with the COVID-19 pandemic, given the novelty of the issue and the scale of losses incurred throughout the world, there is no guarantee that we will be able to recover all or any portion of our losses and costs under these policies. The occurrence of any of the foregoing events or any other related matters could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. However, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition and results of operations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, the Company and our properties may be subject to similar risks as posed by COVID-19.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2020, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2020, Essex issued an aggregate of 96,662 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP Units and DownREIT units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $14.3 million from the option exercises during the three months ended March 31, 2020 to the Operating Partnership in exchange for an aggregate of 65,802 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units and DownREIT units, the

Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2020, 30,860 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In February 2019, the board of directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the three months ended March 31, 2020 the Company repurchased and retired 776,261 shares of its common stock totaling $176.3 million, including commissions, at an average price of $227.13 per share. As of March 31, 2020, the Company had $73.7 million of purchase authority remaining under the stock repurchase plan.

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

10.1*	Deferred Compensation Plan for Non-Employee Directors.†

31.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: May 7, 2020

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 7, 2020

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 7, 2020

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 7, 2020

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer