Form 10-Q
period 2020-06-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2020-08-05
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,209,946 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of August 3, 2020.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2020 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	June 30, 2020	December 31, 2019
Real estate:
Rental properties:
Land and land improvements	$2,933,690	$2,773,805
Buildings and improvements	12,088,080	11,264,337
	15,021,770	14,038,142
Less: accumulated depreciation	(3,927,746)	(3,689,482)
	11,094,024	10,348,660
Real estate under development	467,915	546,075
Co-investments	1,008,758	1,335,339
Real estate held for sale, net	24,495	—
	12,595,192	12,230,074
Cash and cash equivalents-unrestricted	246,204	70,087
Cash and cash equivalents-restricted	10,271	11,007
Marketable securities, net of allowance for credit losses of $13.6 million and zero as of June 30, 2020 and December 31, 2019, respectively	154,433	144,193
Notes and other receivables, net of allowance for credit losses of $0.1 million and zero as of June 30, 2020 and December 31, 2019, respectively (includes related party receivables of $5.2 million and $90.2 million as of June 30, 2020 and December 31, 2019, respectively)	44,748	134,365
Operating lease right-of-use assets	73,669	74,744
Prepaid expenses and other assets	52,894	40,935
Total assets	$13,177,411	$12,705,405

LIABILITIES AND EQUITY
Unsecured debt, net	$5,615,795	$4,763,206
Mortgage notes payable, net	703,617	990,667
Lines of credit	—	55,000
Accounts payable and accrued liabilities	164,340	158,017
Construction payable	48,809	48,912
Dividends payable	142,629	135,384
Operating lease liabilities	75,626	76,740
Other liabilities	40,473	36,565
Total liabilities	6,791,289	6,264,491
Commitments and contingencies
Redeemable noncontrolling interest	33,241	37,410
Equity:
Common stock; $.0001 par value, 670,000,000 shares authorized; 65,331,206 and 66,091,954 shares issued and outstanding, respectively	7	7
Additional paid-in capital	6,944,805	7,121,927
Distributions in excess of accumulated earnings	(760,028)	(887,619)
Accumulated other comprehensive loss, net	(18,710)	(13,888)
Total stockholders' equity	6,166,074	6,220,427
Noncontrolling interest	186,807	183,077
Total equity	6,352,881	6,403,504
Total liabilities and equity	$13,177,411	$12,705,405

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property	$368,149	$359,375	$757,899	$713,263
Management and other fees from affiliates	2,348	2,260	4,965	4,595
	370,497	361,635	762,864	717,858
Expenses:
Property operating, excluding real estate taxes	65,142	58,905	129,273	117,527
Real estate taxes	44,994	36,285	88,006	75,703
Corporate-level property management expenses	8,646	8,469	17,405	16,898
Depreciation and amortization	133,609	119,465	265,168	240,033
General and administrative	14,952	13,927	28,934	27,386
Expensed acquisition and investment related costs	15	24	102	56
	267,358	237,075	528,888	477,603
Gain on sale of real estate and land	16,597	—	16,597	—
Earnings from operations	119,736	124,560	250,573	240,255
Interest expense	(54,447)	(54,112)	(109,594)	(107,755)
Total return swap income	2,788	1,975	4,772	4,020
Interest and other income	11,405	8,347	6,184	20,608
Equity income from co-investments	17,257	16,959	38,554	33,235
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,636)	—	(1,636)	—
(Loss) gain on early retirement of debt, net	(5,027)	332	(4,706)	1,668
Gain on remeasurement of co-investment	—	—	234,694	31,535
Net income	90,076	98,061	418,841	223,566
Net income attributable to noncontrolling interest	(5,618)	(5,786)	(19,377)	(12,433)
Net income available to common stockholders	$84,458	$92,275	$399,464	$211,133
Comprehensive income	$94,172	$93,740	$413,850	$217,408
Comprehensive income attributable to noncontrolling interest	(5,756)	(5,640)	(19,208)	(12,225)
Comprehensive income attributable to controlling interest	$88,416	$88,100	$394,642	$205,183
Per share data:
Basic:
Net income available to common stockholders	$1.29	$1.40	$6.08	$3.21
Weighted average number of shares outstanding during the period	65,412,407	65,718,806	65,728,119	65,710,842
Diluted:
Net income available to common stockholders	$1.29	$1.40	$6.07	$3.21
Weighted average number of shares outstanding during the period	65,427,935	65,821,815	65,855,347	65,802,417

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Three Months Ended June 30, 2020	Shares	Amount
Balances at March 31, 2020	65,412	$7	$6,959,523	$(708,697)	$(22,668)	$189,784	$6,417,949
Net income	—	—	—	84,458	—	5,618	90,076
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,171	111	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	754	25	779
Change in fair value of marketable debt securities, net	—	—	—	—	33	2	35
Issuance of common stock under:
Stock option and restricted stock plans, net	6	—	536	—	—	—	536
Sale of common stock, net	—	—	(63)	—	—	—	(63)
Equity based compensation costs	—	—	5,058	—	—	177	5,235
Retirement of common stock, net	(88)	—	(20,093)	—	—	—	(20,093)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(199)	—	—	(399)	(598)
Distributions to noncontrolling interest	—	—	—	—	—	(8,133)	(8,133)
Redemptions of noncontrolling interest	1	—	43	—	—	(378)	(335)
Common stock dividends ($2.0775 per share)	—	—	—	(135,789)	—	—	(135,789)
Balances at June 30, 2020	65,331	$7	$6,944,805	$(760,028)	$(18,710)	$186,807	$6,352,881

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Six Months Ended June 30, 2020	Shares	Amount
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	399,464	—	19,377	418,841
Cash flow hedge losses reclassified to earnings					3,171	111	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(7,732)	(271)	(8,003)
Change in fair value of marketable debt securities, net	—	—	—	—	(261)	(9)	(270)
Issuance of common stock under:
Stock option and restricted stock plans, net	95	—	9,201	—	—	—	9,201
Sale of common stock, net	—	—	(133)	—	—	—	(133)
Equity based compensation costs	—	—	6,677	—	—	256	6,933
Retirement of common stock, net	(864)	—	(196,404)	—	—	—	(196,404)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,542	—	—	(373)	4,169
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(16,012)	(16,012)
Redemptions of noncontrolling interest	8	—	(1,005)	—	—	(698)	(1,703)
Common stock dividends ($4.155 per share)	—	—	—	(271,683)	—	—	(271,683)
Balances at June 30, 2020	65,331	$7	$6,944,805	$(760,028)	$(18,710)	$186,807	$6,352,881

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Three Months Ended June 30, 2019	Shares	Amount
Balances at March 31, 2019	65,716	$7	$7,028,154	$(822,087)	$(14,817)	$125,938	$6,317,195
Net income	—	—	—	92,275	—	5,786	98,061
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(63)	(2)	(65)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,214)	(147)	(4,361)
Change in fair value of marketable debt securities, net	—	—	—	—	102	3	105
Issuance of common stock under:
Stock option and restricted stock plans, net	11	—	2,024	—	—	—	2,024
Sale of common stock, net	—	—	(62)	—	—	—	(62)
Equity based compensation costs	—	—	3,171	—	—	329	3,500
Changes in the redemption value of redeemable noncontrolling interest	—	—	288	—	—	51	339
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(6,944)	(6,944)
Redemptions of noncontrolling interest	—	—	(1,689)	—	—	(277)	(1,966)
Common stock dividends ($1.95 per share)	—	—	—	(128,182)	—	—	(128,182)
Balances at June 30, 2019	65,727	$7	$7,031,886	$(857,994)	$(18,992)	$190,209	$6,345,116

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Six Months Ended June 30, 2019	Shares	Amount
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	211,133	—	12,433	223,566
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(31)	(1)	(32)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,140)	(214)	(6,354)
Change in fair value of marketable debt securities, net	—	—	—	—	221	7	228
Issuance of common stock under:
Stock option and restricted stock plans, net	62	—	5,228	—	—	—	5,228
Sale of common stock, net	—	—	(82)	—	—	—	(82)
Equity based compensation costs	—	—	5,472	—	—	628	6,100
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,739)	—	—	1,311	(1,428)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(14,108)	(14,108)
Redemptions of noncontrolling interest	9	—	(12,083)	—	—	(2,096)	(14,179)
Common stock dividends ($3.90 per share)	—	—	—	(256,331)	—	—	(256,331)
Balances at June 30, 2019	65,727	$7	$7,031,886	$(857,994)	$(18,992)	$190,209	$6,345,116

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$418,841	$223,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,168	240,033
Amortization of discount on marketable securities	(4,862)	(10,869)
Amortization of discount and debt financing costs, net	3,973	1,726
Gain on sale of marketable securities	(33)	(498)
Provision for credit losses	97	—
Unrealized loss (gain) on equity securities recognized through income	1,073	(4,454)
Company's share of gain on the sales of co-investments	—	(870)
Earnings from co-investments	(38,554)	(32,365)
Operating distributions from co-investments	29,613	38,699
Accrued interest from notes and other receivables	(835)	(2,896)
Gain on the sale of real estate and land	(16,597)	—
Equity-based compensation	4,043	5,321
Loss (gain) on early retirement of debt, net	4,706	(1,668)
Gain on remeasurement of co-investment	(234,694)	(31,535)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(9,224)	(7,925)
Accounts payable, accrued liabilities, and operating lease liabilities	2,565	12,486
Other liabilities	830	1,082
Net cash provided by operating activities	426,110	429,833
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(458,857)	(47,585)
Redevelopment	(32,211)	(30,804)
Development acquisitions of and additions to real estate under development	(54,994)	(86,108)
Capital expenditures on rental properties	(40,013)	(41,927)
Investments in notes receivable	(6,669)	—
Collections of notes and other receivables	98,711	2,500
Proceeds from insurance for property losses	568	2,698
Proceeds from dispositions of real estate	230,935	—
Contributions to co-investments	(43,817)	(167,278)
Changes in refundable deposits	96	252
Purchases of marketable securities	(10,989)	(40,098)
Sales and maturities of marketable securities	4,301	50,226
Non-operating distributions from co-investments	25,136	26,657
Net cash used in investing activities	(287,803)	(331,467)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	856,630	498,234
Payments on unsecured debt and mortgage notes	(286,074)	(473,528)
Proceeds from lines of credit	1,038,426	975,832
Repayments of lines of credit	(1,093,426)	(858,832)
Retirement of common stock	(196,404)	(56,989)
Additions to deferred charges	(7,297)	(5,873)
Payments related to debt prepayment penalties	(1,696)	—

	Six Months Ended June 30,
	2020	2019
Net proceeds from issuance of common stock	(133)	(82)
Net proceeds from stock options exercised	14,865	8,743
Payments related to tax withholding for share-based compensation	(5,664)	(3,515)
Distributions to noncontrolling interest	(15,613)	(13,842)
Redemption of noncontrolling interest	(1,703)	(14,179)
Redemption of redeemable noncontrolling interest	—	(73)
Common stock dividends paid	(264,837)	(250,686)
Net cash provided by (used in) financing activities	37,074	(194,790)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	175,381	(96,424)
Unrestricted and restricted cash and cash equivalents at beginning of period	81,094	151,395
Unrestricted and restricted cash and cash equivalents at end of period	$256,475	$54,971

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $9.0 million and $12.3 million capitalized in 2020 and 2019, respectively)	$98,358	$94,925
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,430	$3,392
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$65,472
Transfers between real estate under development and rental properties, net	$131,960	$138
Transfer from real estate under development to co-investments	$1,473	$240
Reclassifications (from) to redeemable noncontrolling interest to/from additional paid in capital and noncontrolling interest	$(4,169)	$1,428
Initial recognition of operating lease right-of-use assets	$—	$77,645
Initial recognition of operating lease liabilities	$—	$79,693
Debt assumed in connection with acquisition	$—	$98,681

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	June 30, 2020	December 31, 2019
Real estate:
Rental properties:
Land and land improvements	$2,933,690	$2,773,805
Buildings and improvements	12,088,080	11,264,337
	15,021,770	14,038,142
Less: accumulated depreciation	(3,927,746)	(3,689,482)
	11,094,024	10,348,660
Real estate under development	467,915	546,075
Co-investments	1,008,758	1,335,339
Real estate held for sale, net	24,495	—
	12,595,192	12,230,074
Cash and cash equivalents-unrestricted	246,204	70,087
Cash and cash equivalents-restricted	10,271	11,007
Marketable securities, net of allowance for credit losses of $13.6 million and zero as of June 30, 2020 and December 31, 2019, respectively	154,433	144,193
Notes and other receivables, net of allowance for credit losses of $0.1 million and zero as of June 30, 2020 and December 31, 2019, respectively (includes related party receivables of $5.2 million and $90.2 million as of June 30, 2020 and December 31, 2019, respectively)	44,748	134,365
Operating lease right-of-use assets	73,669	74,744
Prepaid expenses and other assets	52,894	40,935
Total assets	$13,177,411	$12,705,405

LIABILITIES AND CAPITAL
Unsecured debt, net	$5,615,795	$4,763,206
Mortgage notes payable, net	703,617	990,667
Lines of credit	—	55,000
Accounts payable and accrued liabilities	164,340	158,017
Construction payable	48,809	48,912
Distributions payable	142,629	135,384
Operating lease liabilities	75,626	76,740
Other liabilities	40,473	36,565
Total liabilities	6,791,289	6,264,491
Commitments and contingencies
Redeemable noncontrolling interest	33,241	37,410
Capital:
General Partner:
Common equity (65,331,206 and 66,091,954 units issued and outstanding, respectively)	6,184,784	6,234,315
	6,184,784	6,234,315
Limited Partners:
Common equity (2,295,510 and 2,301,653 units issued and outstanding, respectively)	61,437	57,359
Accumulated other comprehensive loss	(15,423)	(10,432)
Total partners' capital	6,230,798	6,281,242
Noncontrolling interest	122,083	122,262
Total capital	6,352,881	6,403,504
Total liabilities and capital	$13,177,411	$12,705,405

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property	$368,149	$359,375	$757,899	$713,263
Management and other fees from affiliates	2,348	2,260	4,965	4,595
	370,497	361,635	762,864	717,858
Expenses:
Property operating, excluding real estate taxes	65,142	58,905	129,273	117,527
Real estate taxes	44,994	36,285	88,006	75,703
Corporate-level property management expenses	8,646	8,469	17,405	16,898
Depreciation and amortization	133,609	119,465	265,168	240,033
General and administrative	14,952	13,927	28,934	27,386
Expensed acquisition and investment related costs	15	24	102	56
	267,358	237,075	528,888	477,603
Gain on sale of real estate and land	16,597	—	16,597	—
Earnings from operations	119,736	124,560	250,573	240,255
Interest expense	(54,447)	(54,112)	(109,594)	(107,755)
Total return swap income	2,788	1,975	4,772	4,020
Interest and other income	11,405	8,347	6,184	20,608
Equity income from co-investments	17,257	16,959	38,554	33,235
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,636)	—	(1,636)	—
(Loss) gain on early retirement of debt, net	(5,027)	332	(4,706)	1,668
Gain on remeasurement of co-investment	—	—	234,694	31,535
Net income	90,076	98,061	418,841	223,566
Net income attributable to noncontrolling interest	(2,654)	(2,558)	(5,427)	(5,034)
Net income available to common unitholders	$87,422	$95,503	$413,414	$218,532
Comprehensive income	$94,172	$93,740	$413,850	$217,408
Comprehensive income attributable to noncontrolling interest	(2,654)	(2,558)	(5,427)	(5,034)
Comprehensive income attributable to controlling interest	$91,518	$91,182	$408,423	$212,374
Per unit data:
Basic:
Net income available to common unitholders	$1.29	$1.40	$6.08	$3.21
Weighted average number of common units outstanding during the period	67,708,157	68,018,090	68,026,084	68,012,999
Diluted:
Net income available to common unitholders	$1.29	$1.40	$6.07	$3.21
Weighted average number of common units outstanding during the period	67,723,685	68,121,099	68,153,312	68,104,574

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and six months ended June 30, 2020 and 2019
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended June 30, 2020	Units	Amount	Units	Amount
Balances at March 31, 2020	65,412	$6,250,833	2,296	$63,550	$(19,519)	$123,085	$6,417,949
Net income	—	84,458	—	2,964	—	2,654	90,076
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,282	—	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	779	—	779
Change in fair value of marketable debt securities, net	—	—	—	—	35	—	35
Issuance of common units under:
General partner's stock based compensation, net	6	536	—	—	—	—	536
Sale of common stock by general partner, net	—	(63)	—	—	—	—	(63)
Equity based compensation costs	—	5,058	—	177	—	—	5,235
Retirement of common units, net	(88)	(20,093)	—	—	—	—	(20,093)
Changes in the redemption value of redeemable noncontrolling interest	—	(199)	—	(398)	—	(1)	(598)
Distributions to noncontrolling interest	—	—	—	—	—	(3,366)	(3,366)
Redemptions	1	43	—	(89)		(289)	(335)
Distributions declared ($2.0775 per unit)	—	(135,789)	—	(4,767)	—	—	(140,556)
Balances at June 30, 2020	65,331	$6,184,784	2,296	$61,437	$(15,423)	$122,083	$6,352,881

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Six months ended June 30, 2020	Units	Amount	Units	Amount
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	399,464	—	13,950	—	5,427	418,841
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,282	—	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(8,003)	—	(8,003)
Change in fair value of marketable debt securities, net	—	—	—	—	(270)	—	(270)
Issuance of common units under:
General partner's stock based compensation, net	95	9,201	—	—	—	—	9,201
Sale of common stock by general partner, net	—	(133)	—	—	—	—	(133)
Equity based compensation costs	—	6,677	2	256	—	—	6,933
Retirement of common units, net	(864)	(196,404)	—	—	—	—	(196,404)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	4,542	—	(416)	—	43	4,169
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(6,473)	(6,473)
Redemptions	8	(1,005)	(8)	(173)	—	(525)	(1,703)
Distributions declared ($4.155 per unit)	—	(271,683)	—	(9,539)	—	—	(281,222)
Balances at June 30, 2020	65,331	$6,184,784	2,296	$61,437	$(15,423)	$122,083	$6,352,881

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended June 30, 2019	Units	Amount	Units	Amount
Balances at March 31, 2019	65,716	$6,206,074	2,299	$58,667	$(11,394)	$63,848	$6,317,195
Net income	—	92,275	—	3,228	—	2,558	98,061
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(65)	—	(65)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,361)	—	(4,361)
Change in fair value of marketable debt securities, net	—	—	—	—	105	—	105
Issuance of common units under:
General partner's stock based compensation, net	11	2,024	—	—	—	—	2,024
Sale of common stock by general partner, net	—	(62)	—	—	—	—	(62)
Equity based compensation costs	—	3,171	—	329	—	—	3,500
Changes in redemption value of redeemable noncontrolling interest	—	288	—	4	—	47	339
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(2,443)	(2,443)
Redemptions	—	(1,689)	—	(1)	—	(276)	(1,966)
Distributions declared ($1.95 per unit)	—	(128,182)	—	(4,501)	—	—	(132,683)
Balances at June 30, 2019	65,727	$6,173,899	2,299	$57,726	$(15,715)	$129,206	$6,345,116

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Six months ended June 30, 2019	Units	Amount	Units	Amount
Balances at December 31, 2018	65,890	$6,280,290	2,305	$59,061	$(9,738)	$64,231	$6,393,844
Net income	—	211,133	—	7,399	—	5,034	223,566
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(32)	—	(32)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,354)	—	(6,354)
Change in fair value of marketable debt securities, net	—	—	—	—	228	—	228
Issuance of common units under:
General partner's stock based compensation, net	62	5,228	—	—	—	—	5,228
Sale of common stock by general partner, net	—	(82)	—	—	—	—	(82)
Equity based compensation costs	—	5,472	3	628	—	—	6,100
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in redemption value of redeemable noncontrolling interest	—	(2,739)	—	2	—	1,309	(1,428)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(5,110)	(5,110)
Redemptions	9	(12,083)	(9)	(366)	—	(1,730)	(14,179)
Distributions declared ($3.90 per unit)	—	(256,331)	—	(8,998)	—	—	(265,329)
Balances at June 30, 2019	65,727	$6,173,899	2,299	$57,726	$(15,715)	$129,206	$6,345,116

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$418,841	$223,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,168	240,033
Amortization of discount on marketable securities	(4,862)	(10,869)
Amortization of discount and debt financing costs, net	3,973	1,726
Gain on sale of marketable securities	(33)	(498)
Provision for credit losses	97	—
Unrealized loss (gain) on equity securities recognized through income	1,073	(4,454)
Company's share of gain on the sales of co-investment	—	(870)
Earnings from co-investments	(38,554)	(32,365)
Operating distributions from co-investments	29,613	38,699
Accrued interest from notes and other receivables	(835)	(2,896)
Gain on the sale of real estate and land	(16,597)	—
Equity-based compensation	4,043	5,321
Loss (gain) on early retirement of debt, net	4,706	(1,668)
Gain on remeasurement of co-investment	(234,694)	(31,535)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(9,224)	(7,925)
Accounts payable, accrued liabilities, and operating lease liabilities	2,565	12,486
Other liabilities	830	1,082
Net cash provided by operating activities	426,110	429,833
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(458,857)	(47,585)
Redevelopment	(32,211)	(30,804)
Development acquisitions of and additions to real estate under development	(54,994)	(86,108)
Capital expenditures on rental properties	(40,013)	(41,927)
Investments in notes receivable	(6,669)	—
Collections of notes and other receivables	98,711	2,500
Proceeds from insurance for property losses	568	2,698
Proceeds from dispositions of real estate	230,935	—
Contributions to co-investments	(43,817)	(167,278)
Changes in refundable deposits	96	252
Purchases of marketable securities	(10,989)	(40,098)
Sales and maturities of marketable securities	4,301	50,226
Non-operating distributions from co-investments	25,136	26,657
Net cash used in investing activities	(287,803)	(331,467)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	856,630	498,234
Payments on unsecured debt and mortgage notes	(286,074)	(473,528)
Proceeds from lines of credit	1,038,426	975,832
Repayments of lines of credit	(1,093,426)	(858,832)
Retirement of common units	(196,404)	(56,989)
Additions to deferred charges	(7,297)	(5,873)
Payments related to debt prepayments penalties	(1,696)	—

	Six Months Ended June 30,
	2020	2019
Net proceeds from issuance of common units	(133)	(82)
Net proceeds from stock options exercised	14,865	8,743
Payments related to tax withholding for share-based compensation	(5,664)	(3,515)
Distributions to noncontrolling interest	(4,152)	(3,925)
Redemption of noncontrolling interests	(1,703)	(14,179)
Redemption of redeemable noncontrolling interests	—	(73)
Common units distributions paid	(276,298)	(260,603)
Net cash provided by (used in) financing activities	37,074	(194,790)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	175,381	(96,424)
Unrestricted and restricted cash and cash equivalents at beginning of period	81,094	151,395
Unrestricted and restricted cash and cash equivalents at end of period	$256,475	$54,971

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $9.0 million and $12.3 million capitalized in 2020 and 2019, respectively)	$98,358	$94,925
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,430	$3,392
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$65,472
Transfers between real estate under development and rental properties, net	$131,960	$138
Transfer from real estate under development to co-investments	$1,473	$240
Reclassifications (from) to redeemable noncontrolling interest to/from general and limited partner capital and noncontrolling interest	$(4,169)	$1,428
Initial recognition of operating lease right-of-use assets	$—	$77,645
Initial recognition of operating lease liabilities	$—	$79,693
Debt assumed in connection with acquisition	$—	$98,681

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both June 30, 2020 and December 31, 2019. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,295,510 and 2,301,653 as of June 30, 2020 and December 31, 2019, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $526.1 million and $692.5 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the Company owned or had ownership interests in 248 operating apartment communities, aggregating 60,341 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, one operating commercial building, and a development pipeline comprised of four consolidated projects and three unconsolidated joint venture projects. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
June 30, 2020 and 2019
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

In April 2020, the FASB issued a Staff Question-and-Answer (Q&A) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") Topic 842, Leases. The Q&A allows companies to not apply the lease modification guidance to rent concessions that result in deferred rent where the total cash flows required by the modified lease agreement are materially the same as the cash flows required under the original lease and the changes to the lease do not result in a substantial increase to the rights of the lessor or the obligations of the lessee. The Company adopted the guidance during the three months ended June 30, 2020 for eligible residential lease concessions. The lease concessions that met the criteria of the Q&A are treated as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. The amount of rent concessions subject to the Q&A were not material and this adoption did not have a material impact on the Company's consolidated results of operations or financial position.

Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment homes are recorded when due from tenants and are recognized monthly as they are earned which generally approximates a straight-line basis, else, adjustments are made to conform to a straight-line basis. Apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months). Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease. See Note 3, Revenues, for additional information regarding such revenues.

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

Subsequent to the adoption of ASC 610-20 "Gains and Losses from the Derecognition of Nonfinancial Assets" on January 1, 2018, the Company recognizes any gains on sales of real estate when it transfers control of a property and when it is probable that the Company will collect substantially all of the related consideration.

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements). As of June 30, 2020 and December 31, 2019, $2.7 million and $3.6 million, respectively, of equity securities presented within common stock and stock funds in the tables below, represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of June 30, 2020 and December 31, 2019, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured bonds, U.S. treasury securities, common stock and stock funds. As of June 30, 2020 and December 31, 2019, the Company classified its mortgage backed security investment, which matures in September 2020, as held to maturity, and accordingly, this security is stated at its amortized cost. The discount on the mortgage backed security is being amortized to interest income based on an estimated yield and the maturity date of the security.

As of June 30, 2020 and December 31, 2019, marketable securities consist of the following ($ in thousands):

	June 30, 2020
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value	Allowance for Credit Losses
Equity securities:
Investment funds - debt securities	$28,153	$721	$28,874
Common stock and stock funds	45,518	1,677	47,195

Debt securities:
Available for sale
Investment-grade unsecured debt	1,050	(197)	853	—
Held to maturity
Mortgage backed securities	77,511	—	77,511	13,644
Total - Marketable securities	$152,232	$2,201	$154,433	$13,644

	December 31, 2019
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$29,588	$544	$30,132
Common stock and stock funds	34,941	2,927	37,868

Debt securities:
Available for sale
U.S. treasury securities	2,421	13	2,434
Investment-grade unsecured bonds	1,048	60	1,108
Held to maturity
Mortgage backed securities	72,651	—	72,651
Total - Marketable securities	$140,649	$3,544	$144,193

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended June 30, 2020 and 2019, the proceeds from sales and maturities of marketable securities totaled $4.1 million and $33.4 million, respectively, which resulted in $46 thousand and $0.6 million in realized gains, respectively, for such periods. For the six months ended June 30, 2020 and 2019, the proceeds from sales and maturities of marketable

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

securities totaled $4.3 million and $50.2 million, respectively, which resulted in $33 thousand and $0.5 million in realized gains, respectively, for such periods.

For the three and six months ended June 30, 2020, the portion of equity security unrealized losses or gains that were recognized in income totaled $7.6 million in gains and $1.1 million in losses, respectively, and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2019, the portion of equity security unrealized losses or gains that were recognized in income totaled $56 thousand in losses and $4.5 million in gains, respectively, and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

Unrealized losses on Investment-grade unsecured bonds as of June 30, 2020 have not been recognized into income because the debts of the issuers are of high credit quality, management does not intend to sell the securities, it is likely that the Company will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to other market conditions.

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

Balance at December 31, 2019	$—
Impact of adoption ASC 326 (1)	13,644
Provision for credit losses	—
Balance at June 30, 2020	$13,644

(1) As part of the adoption of ASC 326, effective January 1, 2020, the Company recorded a gross up of the mortgage backed security and related allowance for credit losses of $13.6 million. This gross up had no effect on the Company's consolidated results of operations or financial position.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities), and five co-investments as of June 30, 2020. As of December 31, 2019, the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities) and six co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $0.9 billion and $327.7 million, respectively, as of June 30, 2020 and $1.0 billion and $364.3 million, respectively, as of December 31, 2019. Noncontrolling interests in these entities were $121.5 million and $122.5 million as of June 30, 2020 and December 31, 2019, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2020 and December 31, 2019, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

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
June 30, 2020 and 2019
(Unaudited)

Compensation Plans," in the Company’s annual report on Form 10-K for the year ended December 31, 2019) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2020 and December 31, 2019, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.5 billion and $5.2 billion at June 30, 2020 and December 31, 2019, respectively, was approximately $6.0 billion and $5.4 billion, respectively. Management has estimated that the fair value of the Company’s $805.1 million and $660.4 million of variable rate debt at June 30, 2020 and December 31, 2019, respectively, was approximately $799.8 million and $655.8 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2020 and December 31, 2019 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, are carried at fair value as of June 30, 2020 and December 31, 2019.

At June 30, 2020, the Company’s investment in its mortgage backed security had a carrying value of $77.5 million and the Company estimated the fair value to be approximately $77.6 million. At December 31, 2019, the Company’s investment in its mortgage backed security had a carrying value of $72.7 million and the Company estimated the fair value to be approximately $72.7 million. The Company determines the fair value of the mortgage backed security based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing this security. Assumptions such as estimated default rates and discount rates are used to determine the expected, discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $8.9 million and $10.4 million during the three months ended June 30, 2020 and 2019, respectively, and $18.8 million and $21.1 million for the six months ended June 30, 2020 and 2019, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain/(loss) on available for sale securities	Total
Balance at December 31, 2019	$(13,989)	$101	$(13,888)
Other comprehensive loss before reclassification	(920)	(261)	(1,181)
Amounts reclassified from accumulated other comprehensive loss	(3,641)	—	(3,641)
Other comprehensive loss	(4,561)	(261)	(4,822)
Balance at June 30, 2020	$(18,550)	$(160)	$(18,710)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain/(loss) on available for sale securities	Total
Balance at December 31, 2019	$(10,536)	$104	$(10,432)
Other comprehensive loss before reclassification	(952)	(270)	(1,222)
Amounts reclassified from accumulated other comprehensive loss	(3,769)	—	(3,769)
Other comprehensive loss	(4,721)	(270)	(4,991)
Balance at June 30, 2020	$(15,257)	$(166)	$(15,423)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $33.2 million and $37.4 million as of June 30, 2020 and December 31, 2019, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2020 is as follows ($ in thousands):

Balance at December 31, 2019	$37,410
Reclassification due to change in redemption value and other	(4,169)
Redemptions	—
Balance at June 30, 2020	$33,241

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents - unrestricted	$246,204	$70,087	$38,168	$134,465
Cash and cash equivalents - restricted	10,271	11,007	16,803	16,930
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$256,475	$81,094	$54,971	$151,395

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

(2)  Significant Transactions During The Six Months Ended June 30, 2020 and Subsequent Events

Significant Transactions

Acquisitions

In January 2020, the Company purchased Canada Pension Plan Investment Board's ("CPPIB") 45.0% interest in each of a land parcel and six communities totaling 2,020 apartment homes, valued at $1.0 billion on a gross basis. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $234.7 million. Furthermore, the Company recognized $6.5 million in promote income as a result of the transaction, which is included in equity income from co-investments on the condensed consolidated statements of income and comprehensive income.

Dispositions

In June 2020, the Company completed a portfolio sale which consisted of two apartment communities, One South Market and Museum Park, both located in San Jose, CA for a total contract price of $232.0 million. The Company recognized a $16.6 million gain on sale.

As of June 30, 2020, the Company had one community totaling 126 apartment homes that qualified as held for sale.

Co-Investments

Preferred Equity Investments

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

In the first quarter of 2020, the Company originated two preferred equity investments totaling $91.4 million in two multifamily communities located in California. The investments have a weighted average initial return of 11.3% with most of the proceeds expected to fund in late 2020 and early 2021.

In March 2020, the Company received cash of $11.3 million, including an early redemption fee of $0.2 million, for the partial redemption of a preferred equity investment in a joint venture that holds property located in Southern California.

Notes Receivable

In January 2020, the Company received cash of $16.9 million for the full redemption of a mezzanine loan in a property located in Southern California.

In January 2020, the Company received $85.8 million for the payoff of a related party bridge loan to Wesco V, LLC ("Wesco V"). See Note 6, Related Party Transactions, for additional details.

In March 2020, the Company committed to fund an investment in mezzanine loans totaling $15.0 million as part of the development of a multifamily community located in Southern California. The investment has an initial 10.5% interest rate and maturity date of February 2023, with options to extend for up to two years. As of June 30, 2020, the Company had not funded this commitment.

In April 2020, the Company committed to fund a $29.2 million mezzanine loan in a multifamily community located in Northern California, with an 11.0% interest rate and an initial maturity date of October 2023, with options to extend for up to two years. As of June 30, 2020, the Company had funded $6.7 million of this commitment.

Common Stock

During the three months ended March 31, 2020, the Company repurchased and retired 776,261 shares totaling $176.3 million, including commissions. In May 2020, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the three months ended June 30, 2020, the Company repurchased and retired 87,988 shares totaling $20.1 million, including commissions, all of which were repurchased after the replenishment in May 2020. As a result, as of June 30, 2020, the Company had $229.9 million of purchase authority remaining under its $250.0 million stock repurchase plan.

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

In April 2020, the Company originated a $200.0 million unsecured term loan with a one-year maturity and two 12-month extension options, exercisable at the Company’s option. The unsecured term loan bears a variable interest rate of LIBOR plus 1.20% and the proceeds were used to repay all remaining consolidated debt maturing in 2020.

In June 2020, the Company issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the Notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

Subsequent Events

In July 2020, the Company sold Delano, a 126 apartment home community located in Redmond, WA, for a total contract price of $51.5 million.

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental income	$363,087	$353,167	$746,585	$700,972
Other property	5,062	6,208	11,314	12,291
Management and other fees from affiliates	2,348	2,260	4,965	4,595
Total revenues	$370,497	$361,635	$762,864	$717,858

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Southern California	$143,983	$152,415	$299,625	$303,878
Northern California	153,831	136,427	313,846	271,185
Seattle Metro	60,649	60,240	123,693	119,890
Other real estate assets (1)	9,686	10,293	20,735	18,310
Total rental and other property revenues	$368,149	$359,375	$757,899	$713,263

(1) Other real estate assets consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Same-property (1)	$323,651	$336,492	$668,287	$670,387
Acquisitions (2)	19,885	475	38,764	475
Development (3)	4,420	1,217	8,495	2,375
Redevelopment	5,096	5,240	10,497	10,469
Non-residential/other, net (4)	15,097	15,951	31,856	29,557
Total rental and other property revenues	$368,149	$359,375	$757,899	$713,263

(1) Properties that have comparable stabilized results as of January 1, 2019 and are consolidated by the Company for the three and six months ended June 30, 2020 and 2019. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2) Acquisitions includes properties acquired which did not have comparable stabilized results as of January 1, 2019.
(3) Development includes properties developed which did not have stabilized results as of January 1, 2019.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

(4) Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our redevelopment criteria, and three communities located in the California counties of Riverside, Santa Barbara, and Santa Cruz, which the Company does not consider its core markets and straight-line rent adjustments for concessions.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $3.5 million and $3.9 million as of June 30, 2020 and December 31, 2019, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2020 that was included in the December 31, 2019 deferred revenue balance was $0.4 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of June 30, 2020, the Company had $3.5 million of remaining performance obligations. The Company expects to recognize approximately 10% of these remaining performance obligations in 2020, an additional 42% through 2022, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, BEX II, BEX III, and BEX IV, Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), and Wesco V, own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of June 30, 2020 and December 31, 2019 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	June 30, 2020	December 31, 2019
Ownership interest in:
CPPIB (2)	—%	$—	$345,466
Wesco I, Wesco III, Wesco IV, and Wesco V	51%	186,509	216,756
BEXAEW, BEX II, BEX III, and BEX IV	50%	155,759	160,888
Other	47%	25,991	20,351
Total operating and other co-investments, net		368,259	743,461
Total predevelopment and development co-investments	50%	167,774	146,944
Total preferred interest co-investments (includes related party investments of $77.3 million and $73.2 million as of June 30, 2020 and December 31, 2019, respectively)		472,725	444,934
Total co-investments, net		$1,008,758	$1,335,339

(1) Weighted average Company ownership percentages are as of June 30, 2020.
(2) In January 2020, the Company purchased CPPIB's 45.0% interest in each of a land parcel and six communities totaling 2,020 apartment homes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

The combined summarized financial information of co-investments is as follows ($ in thousands):

	June 30, 2020	December 31, 2019
Combined balance sheets: (1)
Rental properties and real estate under development	$4,398,987	$4,733,762
Other assets	215,425	139,562
Total assets	$4,614,412	$4,873,324
Debt	$2,716,143	$2,442,213
Other liabilities	164,951	117,160
Equity	1,733,318	2,313,951
Total liabilities and equity	$4,614,412	$4,873,324
Company's share of equity	$1,008,758	$1,335,339

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Combined statements of income: (1)
Property revenues	$72,175	$81,832	$149,544	$165,557
Property operating expenses	(25,859)	(27,835)	(51,574)	(56,554)
Net operating income	46,316	53,997	97,970	109,003
Interest expense	(19,478)	(16,080)	(40,331)	(31,195)
General and administrative	(3,392)	(2,243)	(7,475)	(4,171)
Depreciation and amortization	(28,778)	(28,937)	(57,215)	(58,872)
Net income (loss)	$(5,332)	$6,737	$(7,051)	$14,765
Company's share of net income (2)	$17,257	$16,959	$38,554	$33,235

(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.1 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $4.2 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Note receivable, secured, bearing interest at 9.00%, due May 2021 (Originated May 2017) (1)	$—	$16,828
Note receivable, secured, bearing interest at 9.90%, due November 2021 (Originated November 2018)	13,506	12,838
Related party note receivable, secured, bearing variable rate interest, due February 2020 (Originated November 2019) (2)(3)	—	85,713
Notes receivable, secured, bearing interest at 11.00%, due October 2023 (Originated April 2020)	6,582	—
Notes and other receivables from affiliates (4)	5,156	4,442
Other receivables	19,604	14,544
Allowance for credit losses	(100)	—
Total notes and other receivables	$44,748	$134,365

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

(1) In January 2020, the Company received cash of $16.9 million from the payoff of this note receivable.
(2) See Note 6, Related Party Transactions, for additional details.
(3) In January 2020, the Company received cash of $85.8 million from the payoff of this note receivable.
(4) These amounts consist of short-term loans outstanding and due from various joint ventures as of June 30, 2020 and December 31, 2019. See Note 6, Related Party Transactions, for additional details.

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

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2019	$—	$—	$—
Impact of adoption ASC 326	147	43	190
Provision for credit losses	(47)	(43)	(90)
Balance at June 30, 2020	$100	$—	$100

No loans were placed on nonaccrual status or charged off during the six months ended June 30, 2020 or 2019.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.6 million and $3.5 million during the three months ended June 30, 2020 and 2019, respectively, and $5.7 million and $6.9 million during the six months ended June 30, 2020 and 2019, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.3 million and $1.3 million against general and administrative expenses for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three and six months ended June 30, 2020, the Company paid brokerage commissions totaling zero and $0.2 million, respectively, to MMC and its affiliates related to real estate transactions.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrues interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of June 30, 2020, the Company had funded $23.1 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of June 30, 2020 and December 31, 2019, $5.2 million and $4.4 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	June 30, 2020	December 31, 2019	Weighted Average Maturity In Years as of June 30, 2020
Unsecured bonds private placement - fixed rate	$199,884	$199,820	1.0
Term loan - variable rate	548,896	349,189	2.1
Bonds public offering - fixed rate	4,867,015	4,214,197	7.6
Unsecured debt, net (1)	5,615,795	4,763,206
Lines of credit (2)	—	55,000
Mortgage notes payable, net (3)	703,617	990,667	9.5
Total debt, net	$6,319,412	$5,808,873
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.6%	3.8%
Weighted average interest rate on variable rate term loan	1.8%	2.7%
Weighted average interest rate on lines of credit	1.0%	2.5%
Weighted average interest rate on mortgage notes payable	2.8%	4.1%

(1) Includes unamortized discount of $5.7 million and $12.2 million and unamortized debt issuance costs of $28.5 million and $24.5 million, as of June 30, 2020 and December 31, 2019, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of June 30, 2020, excludes unamortized debt issuance costs of $4.2 million and $3.8 million as of June 30, 2020 and December 31, 2019, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2020, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2023 with one 18-month extension, exercisable at the Company’s option. As of June 30, 2020, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings, and a scheduled maturity date of February 2021.
(3) Includes total unamortized premium of $4.6 million and $5.9 million, reduced by unamortized debt issuance costs of $2.2 million and $2.6 million, as of June 30, 2020 and December 31, 2019, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of June 30, 2020 are as follows ($ in thousands):

Remaining in 2020	$1,983
2021	531,653
2022	693,188
2023	802,945
2024	403,109
Thereafter	3,918,383
Total	$6,351,261

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Southern California	$143,983	$152,415	$299,625	$303,878
Northern California	153,831	136,427	313,846	271,185
Seattle Metro	60,649	60,240	123,693	119,890
Other real estate assets	9,686	10,293	20,735	18,310
Total property revenues	$368,149	$359,375	$757,899	$713,263
Net operating income:
Southern California	$99,307	$109,260	$210,404	$217,256
Northern California	110,649	101,887	228,909	201,743
Seattle Metro	40,780	43,512	85,206	84,680
Other real estate assets	7,277	9,526	16,101	16,354
Total net operating income	258,013	264,185	540,620	520,033
Management and other fees from affiliates	2,348	2,260	4,965	4,595
Corporate-level property management expenses	(8,646)	(8,469)	(17,405)	(16,898)
Depreciation and amortization	(133,609)	(119,465)	(265,168)	(240,033)
General and administrative	(14,952)	(13,927)	(28,934)	(27,386)
Expensed acquisition and investment related costs	(15)	(24)	(102)	(56)
Gain on sale of real estate and land	16,597	—	16,597	—
Interest expense	(54,447)	(54,112)	(109,594)	(107,755)
Total return swap income	2,788	1,975	4,772	4,020
Interest and other income	11,405	8,347	6,184	20,608
Equity income from co-investments	17,257	16,959	38,554	33,235
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,636)	—	(1,636)	—
(Loss) gain on early retirement of debt, net	(5,027)	332	(4,706)	1,668
Gain on remeasurement of co-investment	—	—	234,694	31,535
Net income	$90,076	$98,061	$418,841	$223,566

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Assets:
Southern California	$4,160,950	$4,233,110
Northern California	5,491,288	4,408,404
Seattle Metro	1,429,957	1,456,187
Other real estate assets	11,829	250,959
Net reportable operating segment - real estate assets	11,094,024	10,348,660
Real estate under development	467,915	546,075
Co-investments	1,008,758	1,335,339
Real estate held for sale, net	24,495	—
Cash and cash equivalents, including restricted cash	256,475	81,094
Marketable securities	154,433	144,193
Notes and other receivables	44,748	134,365
Operating lease right-of-use assets	73,669	74,744
Prepaid expenses and other assets	52,894	40,935
Total assets	$13,177,411	$12,705,405

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$84,458	65,412,407	$1.29	$92,275	65,718,806	$1.40
Effect of Dilutive Securities:
Stock options	—	15,528		—	103,009
Diluted:
Net income available to common stockholders	$84,458	65,427,935	$1.29	$92,275	65,821,815	$1.40

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$399,464	65,728,119	$6.08	$211,133	65,710,842	$3.21
Effect of Dilutive Securities:
Stock options	—	32,981		—	91,575
DownREIT units	392	94,247		—	—
Diluted:
Net income available to common stockholders	$399,856	65,855,347	$6.07	$211,133	65,802,417	$3.21

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,295,750 and 2,299,284, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended June 30, 2020 and 2019, respectively, and 2,297,966 and 2,302,158 for the six months ended June 30, 2020 and 2019, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.0 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and $14.0 million and $7.4 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 431,253 and zero for the three months ended June 30, 2020 and 2019, and 290,570 and 106,029 for the six months ended June 30, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$87,422	67,708,157	$1.29	$95,503	68,018,090	$1.40
Effect of Dilutive Securities:
Stock options	—	15,528		—	103,009
Diluted:
Net income available to common unitholders	$87,422	67,723,685	$1.29	$95,503	68,121,099	$1.40

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$413,414	68,026,084	$6.08	$218,532	68,012,999	$3.21
Effect of Dilutive Securities:
Stock options	—	32,981		—	91,575
DownREIT units	392	94,247		—	—
Diluted:
Net income available to common unitholders	$413,806	68,153,312	$6.07	$218,532	68,104,574	$3.21

Stock options of 431,253 and zero for the three months ended June 30, 2020 and 2019, respectively, and 290,570 and 106,029 for the six months ended June 30, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the period ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2020, the Company had interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of June 30, 2020 and December 31, 2019, the aggregate carrying value of the interest rate swap contracts were a liability of $3.4 million and an asset of $0.8 million, respectively. As of June 30, 2020 and December 31, 2019, the swap contracts were presented in the condensed consolidated balance sheets as an asset of zero and $1.0 million, respectively, and were included in prepaid expenses and other assets on the condensed consolidated balance sheets, and a liability of $3.4 million and $0.2 million, respectively, and were included in other liabilities on the condensed consolidated balance sheets.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for the three and six months ended June 30, 2020 and 2019.

Additionally, the Company has four total return swap contracts, with an aggregate notional amount of $255.1 million, that effectively convert $255.1 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $255.1 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both June 30, 2020 and December 31, 2019. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $2.8 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $4.8 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2020, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of June 30, 2020, the Company owned or had ownership interests in 248 operating apartment communities, comprising 60,341 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, one operating commercial building, and a development pipeline comprised of four consolidated projects and three unconsolidated joint venture projects.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2020, the Company’s development pipeline was comprised of four consolidated projects under development, three unconsolidated joint venture projects under development, and various predevelopment projects aggregating 2,025 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of approximately $221.0 million, $162.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $1.2 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2020		As of June 30, 2019
	Apartment Homes	%	Apartment Homes	%
Southern California	22,675	43%	22,674	46%
Northern California	19,319	37%	16,749	34%
Seattle Metro	10,343	20%	10,238	20%
Total	52,337	100%	49,661	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, BEXAEW, BEX II, BEX III, and BEX IV communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Current Material Development – the COVID-19 Pandemic

The United States and other countries around the world are experiencing an unprecedented health pandemic related to COVID-19, which has created considerable instability, disruption, and uncertainty. Governmental authorities in impacted regions are taking increasingly dramatic action in an effort to slow COVID-19’s spread. Federal, state and local jurisdictions have issued and revised varying forms of "Shelter-in-Place" orders, halted or restricted public gatherings and restricted business to only those that are considered "essential" or requiring businesses to make changes to their operations in a manner that negatively affects profitability, resulting in extraordinary job losses and related financial impacts that will affect future operations to an unknown extent. Moreover, eviction moratoriums and, laws that limit rent increases during times of emergency and prohibit the ability to collect unpaid rent during certain timeframes, have been enacted in various formats at various levels of government, including regions in which Essex's communities are located, impacting Essex properties. The Company is working to comply with the stated intent of local, county, state and federal laws. In that regard, the Company has implemented a wide range of practices to protect and support its employees and residents. Such measures include:

•	closing the Company's corporate offices and instituting “work from home” measures for corporate associates,

•
closing leasing offices to non-Essex personnel, reducing on-site staff so that hygiene and “social distancing” standards can be effectively managed and applied, and requiring face coverings to be worn,

•	transitioning most public interactions with leasing staff to on-line and telephonic communications,

•
increasing cleaning practices for common areas and community amenities and temporarily closing common areas and community amenities or opening with limited hours, limited capacity or by reservation only, depending in part on jurisdictional requirements; and

•	delaying the response to maintenance orders in certain circumstances in order to promote the protection of our employees and residents.

Due to the COVID-19 pandemic, some of the Company's residents, their health, their employment, and, thus, their ability to pay rent, have been and may continue to be impacted. To support residents, the Company has implemented the following steps, including, but not limited to:

•	assembling a Resident Response Team to effectively and efficiently respond to resident needs and concerns with respect to the pandemic,

•	structuring payment plans for residents who are unable to pay their rent as a result of the outbreak and waiving late fees for those residents; and

•	establishing the Essex Cares fund for the purpose of supporting the Company’s residents and communities that are experiencing financial hardships caused by the COVID-19 pandemic.

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

Primarily as a result of the impact of the COVID-19 pandemic, the Company's average financial occupancy for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended June 30, 2020 and 2019) portfolio decreased from 96.6% for the three months ended June 30, 2019 to 94.9% for the three months ended June 30, 2020. Furthermore, cash delinquencies as a percentage of scheduled rental income for the Company's Same-Property portfolio increased from 0.3% for the three months ended June 30, 2019 to 4.3% for the three months ended June 2020. The Company has executed some payment plans and will continue to work with residents to execute payment plans related to such cash delinquencies. As part of this process, the Company assessed the collectability reserve attributable to those deferred payments and the anticipated execution of payment plans in the future, which partially mitigated the delinquencies resulting in actual delinquencies as a percentage of scheduled rent for the Company's Same-Property portfolio of 3.3% for the three months ended June 30, 2020. As of June 30, 2020, the increase in delinquencies has not had a material adverse impact to the Company's liquidity position.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods, as demonstrated by the Company's financing activity during the six months ended June 30, 2020 discussed in the "Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 94.9% and 96.6% for the three months ended June 30, 2020 and 2019, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,
	2020	2019
Southern California	94.5%	96.6%
Northern California	95.0%	96.6%
Seattle Metro	95.4%	96.4%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2020	2019	Change	Change
Same-Property Revenues:
Southern California	21,354	$136,231	$144,440	$(8,209)	(5.7)%
Northern California	15,638	127,326	131,815	(4,489)	(3.4)%
Seattle Metro	10,112	60,094	60,237	(143)	(0.2)%
Total Same-Property Revenues	47,104	323,651	336,492	(12,841)	(3.8)%
Non-Same Property Revenues		44,498	22,883	21,615	94.5%
Total Property Revenues		$368,149	$359,375	$8,774	2.4%

Same-Property Revenues decreased by $12.8 million or 3.8% to $323.7 million in the second quarter of 2020 from $336.5 million in the second quarter of 2019. The decrease was primarily attributable to an increase of 3.0% in delinquencies as a percentage of scheduled rent from 0.3% in the second quarter of 2019 to 3.3% in the second quarter of 2020 and a decrease of 1.7% in financial occupancy from 96.6% in the second quarter of 2019 to 94.9% in the second quarter of 2020.

Non-Same Property Revenues increased by $21.6 million or 94.5% to $44.5 million in the second quarter of 2020 from $22.9 million in the second quarter of 2019. The increase was primarily due to revenues generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020, slightly offset by the sale of One South Market in the second quarter of 2020.

Management and other fees from affiliates remained relatively flat at $2.3 million in the second quarter of 2020 compared to the second quarter of 2019.

Property operating expenses, excluding real estate taxes increased $6.2 million or 10.5% to $65.1 million for the second quarter of 2020 compared to $58.9 million for the second quarter of 2019 primarily due to an increase of $3.0 million in maintenance and repairs expenses, an increase of $2.1 million in utilities expenses, and an increase of $1.2 million in administrative expenses. The increases were primarily due to expenses generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020. Same-Property operating expenses, excluding real estate taxes, increased by $2.1 million or 3.7% to $58.3 million in the second quarter of 2020 compared to $56.2 million in the second quarter of 2019, primarily due to an increase of $1.6 million in maintenance and repairs expenses and an increase of $1.0 million in utilities expenses offset by a decrease of $0.4 million in administrative expenses.

Real estate taxes increased $8.7 million or 24.0% to $45.0 million for the second quarter of 2020 compared to $36.3 million for the second quarter of 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests, and due to increase in property valuations in Seattle Metro region. Same-Property real estate taxes increased by $3.3 million or 9.6% to $37.6 million in the second quarter of 2020 compared to $34.3 million in the second quarter of 2019 primarily due to an increase in property valuations and tax rates in the Seattle Metro region.

Corporate-level property management expenses increased $0.1 million or 1.2% to $8.6 million in the second quarter of 2020 compared to $8.5 million in the second quarter of 2019, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $14.1 million or 11.8% to $133.6 million for the second quarter of 2020 compared to $119.5 million for the second quarter of 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests.

Interest expense increased by $0.3 million or 0.6% to $54.4 million for the second quarter of 2020 compared to $54.1 million for the second quarter of 2019, primarily due to an increase in average outstanding debt primarily as a result of the issuance of $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, which resulted in an increase of $9.2 million interest expense for the second quarter of 2020. Additionally, there was a $2.2 million decrease in capitalized interest in the second quarter of 2020, due to a decrease in development activity as compared to the same period in 2019. These increases to interest expense were partially offset by debt that was paid off or matured, regular principal amortization during and after the second quarter of 2019, and lower average interest rates, which resulted in a decrease in interest expense of $11.1 million for the second quarter of 2020.

Total return swap income of $2.8 million in the second quarter of 2020 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes.

Interest and other income increased by $3.1 million or 37.3% to $11.4 million for the second quarter of 2020 compared to $8.3 million for the second quarter of 2019, primarily due to an increase from unrealized gains on marketable securities of $7.7 million offset by a decrease of $4.0 million in marketable securities and other income.

Equity income from co-investments increased by $0.3 million or 1.8% to $17.3 million for the second quarter of 2020 compared to $17.0 million for the second quarter of 2019, primarily due to a net unrealized gain of $4.7 million from an unconsolidated co-investment, and an increase of $1.3 million in income from preferred equity investments including income from early redemptions. The increase was partially offset by a $4.9 million decrease in equity income from co-investments and a decrease of $0.9 million in gain on sale of co-investment communities.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $1.6 million for the second quarter of 2020 resulted from a net unrealized gain of $4.7 million from an unconsolidated co-investment during the second quarter of 2020.

Loss on early retirement of debt, net of $5.0 million for the second quarter of 2020 was primarily due to the early repayment of $197.4 million of secured mortgage notes payable during the second quarter of 2020.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Our average financial occupancy for the Company's stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the six months ended June 30, 2020 and 2019) was 95.8% and 96.8% for the six months ended June 30, 2020 and 2019, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
Southern California	95.6%	96.7%
Northern California	96.0%	96.8%
Seattle Metro	96.1%	96.7%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2020	2019	Change	Change
Same-Property Revenues:
Southern California	21,354	$283,752	$288,024	$(4,272)	(1.5)%
Northern California	15,638	262,011	262,473	(462)	(0.2)%
Seattle Metro	10,112	122,524	119,890	2,634	2.2%
Total Same-Property Revenues	47,104	668,287	670,387	(2,100)	(0.3)%
Non-Same Property Revenues		89,612	42,876	46,736	109.0%
Total Property Revenues		$757,899	$713,263	$44,636	6.3%

Same-Property Revenues decreased by $2.1 million or 0.3% to $668.3 million in the six months ended June 30, 2020 from $670.4 million in the six months ended June 30, 2019. The decrease was primarily attributable to an increase of delinquencies for the six months ended June 30, 2019 as compared to the six months ended June 30, 2020 and a decrease of 1.0% in financial occupancy from 96.8% in the six months ended June 30, 2019 to 95.8% in the six months ended June 30, 2020

Non-Same Property Revenues increased by $46.7 million or 109.0% to $89.6 million in the six months ended June 30, 2020 from $42.9 million in the six months ended June 30, 2019. The increase was primarily due to revenues generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020, slightly offset by the sale of One South Market in the second quarter of 2020.

Management and other fees from affiliates increased by $0.4 million or 8.7% to $5.0 million in the six months ended June 30, 2020 compared to $4.6 million in the six months ended June 30, 2019. The increase was primarily due to the addition of The Courtyards at 65th Street, 777 Hamilton, and Velo and Ray communities to the Company's joint venture portfolio in 2019, offset slightly by the disposition of Mosso joint venture community in the fourth quarter of 2019, and by the consolidation of six communities as part of the Company's purchase of CPPIB's 45.0% co-investment interests.

Property operating expenses, excluding real estate taxes increased $11.8 million or 10.0% to $129.3 million for the six months ended June 30, 2020 compared to $117.5 million for the six months ended June 30, 2019 primarily due to an increase of $5.2 million in maintenance and repairs expenses, an increase of $3.7 million in utilities expenses, and an increase of $2.8 million in administrative expenses. The increases were primarily due to expenses generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020. Same-Property operating expenses, excluding real estate taxes, increased by $3.5 million or 3.1% to $115.8 million in the six months ended June 30, 2020 compared to $112.3 million in the six months ended June 30, 2019, primarily due to an increase of $2.3 million in maintenance and repairs expenses and an increase of $1.2 million in utilities expenses.

Real estate taxes increased $12.3 million or 16.2% to $88.0 million for the six months ended June 30, 2020, compared to $75.7 million for the six months ended June 30, 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests. Same-Property real estate taxes increased by 4.5% or $3.2 million to $74.3 million in the six months ended June 30, 2020 from $71.1 million in the six months ended June 30, 2019, primarily due to an increase in property valuations and tax rates in Seattle Metro region.

Corporate-level property management expenses increased $0.5 million or 3.0% to $17.4 million in the six months ended June 30, 2020 compared to $16.9 million in the six months ended June 30, 2019, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $25.2 million or 10.5% to $265.2 million for the six months ended June 30, 2020 compared to $240.0 million for the six months ended June 30, 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests.

Interest expense increased by $1.8 million or 1.7% to $109.6 million for the six months ended June 30, 2020 compared to $107.8 million for the six months ended June 30, 2019, primarily due to an increase in average outstanding debt primarily as a result of the issuance of $500.0 million of senior unsecured notes due March 1, 2029 in February and March 2019, $550.0 million of senior unsecured notes due January 15, 2030 in August and October 2019, and $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, which resulted in an increase of $20.2 million interest expense for the second quarter of 2020. Additionally, there was a $3.3 million decrease in capitalized interest in the six months ended June 30, 2020, due to a decrease in development activity as compared to the same period in 2019. These increases to interest expense were partially offset by debt that was paid off or matured, regular principal amortization during and after the second quarter of 2019, and lower average interest rates, which resulted in a decrease in interest expense of $21.7 million for the six months ended June 30, 2020.

Total return swap income of $4.8 million for the six months ended June 30, 2020 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes.

Interest and other income decreased by $14.4 million or 69.9% to $6.2 million for the six months ended June 30, 2020 compared to $20.6 million for the six months ended June 30, 2019, primarily due to a decrease from unrealized gains on marketable securities of $8.2 million and a decrease of $5.5 million in marketable securities and other income.

Equity income from co-investments increased by $5.4 million or 16.3% to $38.6 million for the six months ended June 30, 2020 compared to $33.2 million for the six months ended June 30, 2019, primarily due to an increase of $5.6 million in promote income, an increase of $4.3 million primarily attributable to an unrealized gain of $4.7 million from an unconsolidated co-investment, and an increase of $3.6 million in income from preferred equity investments. The increase was partially offset by a $6.8 million decrease in equity income from co-investments and a $1.5 million decrease in gain on sale of co-investment communities and income from early redemption of preferred equity investments.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $1.6 million for the six months ended June 30, 2020 resulted from a net unrealized gain of $4.7 million from an unconsolidated co-investment in the second quarter of 2020.

Loss on early retirement of debt, net of $4.7 million for the six months ended June 30, 2020 was primarily due to the early repayment of $297.7 million of secured mortgage notes payable in the first and second quarters of 2020.

Gain on remeasurement of co-investment of $234.7 million for the six months ended June 30, 2020 resulted from the Company's purchase of CPPIB's 45.0% co-investment interests.

Liquidity and Capital Resources

The United States and other countries around the world are experiencing an unprecedented health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow down the spread of the disease.

As of June 30, 2020, the Company had $246.2 million of unrestricted cash and cash equivalents and $154.4 million in marketable securities, of which $76.9 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its reasonably anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. Due to the COVID-19 pandemic and related economic disruptions, the Company anticipates that it may be required to augment decreased cash flows from operations with its cash reserves, lines of credit, or decreased investment in redevelopment activities and it expects to carefully monitor and manage its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2020, Fitch Ratings, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2020, the Company had two unsecured lines of credit aggregating $1.24 billion. As of June 30, 2020, there was no amount outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of June 30, 2020. This facility is scheduled to mature in December 2023, with one 18-month extension, exercisable at the Company's option. As of June 30, 2020, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of June 30, 2020. This facility is scheduled to mature in February 2021.

In April 2020, the Company obtained a $200.0 million unsecured term loan with a one-year maturity and two 12-month extension options, exercisable at the Company’s option. The unsecured term loan bears a variable interest rate of LIBOR plus 1.20% and the proceeds were used to repay all remaining consolidated debt maturing in 2020.

In February 2020, the Company issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB's 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020.

In June 2020, the Company issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the Notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes.

In September 2018, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date. During the six months ended June 30, 2020, the Company did not issue any shares of common stock through the 2018 ATM Program. As of June 30, 2020, there are no outstanding forward purchase agreements, and $826.6 million of shares remain available to be sold under this program.

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In May 2020, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the six months ended June 30, 2020, the Company repurchased and retired 864,249 shares of its common stock totaling $196.4 million, including commissions, at an average price of $227.25 per share. As of June 30, 2020, the Company had $229.9 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2020, the Company’s development pipeline was comprised of four consolidated projects under development, three unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 2,025 apartment homes, with total incurred costs of $1.0 billion, and estimated remaining project costs of approximately $221.0 million, $162.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $1.2 billion.

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

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of June 30, 2020, the Company had ownership interests in four major redevelopment communities aggregating 1,327 apartment homes with estimated redevelopment costs of $132.7 million, of which approximately $9.9 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of June 30, 2020, the Company had an interest in 1,070 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.7 billion. Total estimated remaining costs are approximately $120.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $60.5 million. In addition, the Company had an interest in 8,652 apartment homes of operating communities with joint ventures for a total book value of $368.3 million as of June 30, 2020.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to common stockholders	$84,458	$92,275	$399,464	$211,133
Adjustments:
Depreciation and amortization	133,609	119,465	265,168	240,033
Gains not included in FFO attributable to common stockholders and unitholders	(16,597)	(870)	(251,291)	(32,405)
Depreciation and amortization from unconsolidated co-investments	12,764	14,631	25,308	29,821
Noncontrolling interest related to Operating Partnership units	2,964	3,228	13,950	7,399
Depreciation attributable to third party ownership and other	(139)	(236)	(273)	(466)
Funds from operations attributable to common stockholders and unitholders	$217,059	$228,493	$452,326	$455,515
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.21	$3.36	$6.65	$6.69
Non-core items:
Expensed acquisition and investment related costs	15	24	102	56
Deferred tax expense on unrealized gain on unconsolidated co-investment (1)	1,636	—	1,636	—
Gain on sale of marketable securities	(46)	(556)	(33)	(498)
Unrealized (gains) losses on marketable securities	(7,623)	56	1,073	(4,454)
Provision for credit losses	147	—	97	—
Equity income from non-core co-investment (2)	(4,696)	—	(4,586)	(314)
Interest rate hedge ineffectiveness (3)	—	—	—	181
Loss (gain) on early retirement of debt, net	5,027	(332)	4,706	(1,668)
Gain on early retirement of debt from unconsolidated co-investment	(38)	—	(38)	—
Co-investment promote income	—	—	(6,455)	(809)
Income from early redemption of preferred equity investments	—	(732)	(210)	(832)
General and administrative and other, net	2,312	—	3,132	—
Insurance reimbursements, legal settlements, and other, net	(106)	(38)	(63)	(248)
Core Funds from Operations attributable to common stockholders and unitholders	$213,687	$226,915	$451,687	$446,929
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.16	$3.33	$6.64	$6.57
Weighted average number shares outstanding, diluted (4)	67,682,034	68,079,855	68,017,414	68,063,937

(1) A deferred tax expense was recorded during the second quarter of 2020 related to the $4.7 million net unrealized gain on the Real Estate Technology Ventures, L.P. co-investment.
(2) Represents the Company's share of co-investment income from Real Estate Technology Ventures, L.P. Income for the second quarter of 2020 includes a net unrealized gain of $4.7 million.
(3) On January 1, 2019, the Company adopted ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities," which resulted in a cumulative effect adjustment of approximately $181,000 from interest expense to accumulated other comprehensive income. As a result of the adoption of this standard, the Company recognizes qualifying hedge ineffectiveness through accumulated other comprehensive income as opposed to current earnings.
(4) Assumes conversion of all outstanding Operating Partnership limited partnership units ("OP Units") into shares of the Company's common stock and excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings from operations	$119,736	$124,560	$250,573	$240,255
Adjustments:
Corporate-level property management expenses	8,646	8,469	17,405	16,898
Depreciation and amortization	133,609	119,465	265,168	240,033
Management and other fees from affiliates	(2,348)	(2,260)	(4,965)	(4,595)
General and administrative	14,952	13,927	28,934	27,386
Expensed acquisition and investment related costs	15	24	102	56
Gain on sale of real estate and land	(16,597)	—	(16,597)	—
NOI	258,013	264,185	540,620	520,033
Less: Non-Same Property NOI	(30,333)	(18,217)	(62,445)	(33,088)
Same-Property NOI	$227,680	$245,968	$478,175	$486,945

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2020, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of June 30, 2020, the Company also had $255.1 million of secured variable rate indebtedness. All of the Company's interest rate swaps are designated as cash flow hedges as of June 30, 2020. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2020. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2020.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$(3,434)	$(2,038)	$(4,869)
Total cash flow hedges	$175,000	2022	$(3,434)	$(2,038)	$(4,869)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $255.1 million that effectively convert $255.1 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at June 30, 2020. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$1,650	530,940	342,408	602,093	402,177	3,666,884	$5,546,152	$6,006,010
Average interest rate	3.9%	4.3%	3.7%	3.7%	4.0%	3.5%	3.6%
Variable rate debt (1)	$333	713	350,780	200,852	932	251,499	$805,109	$799,808
Average interest rate	1.4%	1.4%	1.9%	1.6%	1.4%	1.3%	1.6%

(1) $175.0 million is subject to interest rate protection agreements ($255.1 million is subject to total return swaps).

The table incorporates only those exposures that exist as of June 30, 2020. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2020, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2020, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2019, which could materially affect the Company's financial condition, results of operations or cash flows. Except as disclosed in "Part II. Item 1A. Risk Factors" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC on May 7, 2020 or as set forth below, there have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
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
The Company’s operating results depend, in large part, on revenues derived from leasing space in our apartment communities to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have, and may continue to, adversely affect our returns and profitability. As a result, our ability to make distributions to Essex’s stockholders and the Operating Partnership’s unitholders may be compromised and we could experience volatility with respect to the market value of our properties and common stock and Operating Partnership units. The continued spread of COVID-19 could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent on a timely basis, or at all. In some cases, we may be legally required to or otherwise agree to restructure tenants’ rent obligations, and may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts have and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations or prohibitions on evicting tenants unwilling or unable to pay rent and prohibitions on the ability to collect unpaid rent during certain timeframes. Additionally, eviction moratoriums have passed in various formats at every level of government, with considerable differences between county and state orders, as well as between individual county orders and how cities are interpreting and enforcing them. Various city, county and state laws restricting rent increases in times of emergency may have applicability to the pandemic as well. This patchwork of conflicting standards may continue to create a great deal of confusion and challenges with compliance. While the Company believes it is in compliance and intends to comply with the framework of local, county, state and federal laws, given the confusion, strict compliance might be difficult. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property, and have limited ability to renew existing leases or sign new leases at projected rents.
Our properties may also incur significant costs or losses related to legislative mandates, including shelter-in-place orders, business shut-downs, quarantines, infection or other related factors, which may result in a negative impact on our occupancy levels. For example, many companies have ordered employees to “work from home” for an extended period of time, causing some tenants to relocate further away from the urban centers temporarily or permanently. Some businesses have been ordered to temporarily shut down, such as indoor dining, which has contributed to the shuttering of some commercial spaces in downtown areas, and the temporary deterioration of neighborhoods in and around some of our urban communities. Moreover, we typically conduct aspects of our leasing activity on-site at our apartment communities. Reductions in the ability and willingness of prospective residents to visit our communities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our properties. Additionally, in connection with an outbreak that directly impacts one or more of our corporate offices or apartment communities, we may experience negative publicity and/or an unwillingness of prospective residents to visit or ultimately choose to live in our communities, which could directly affect our rental revenue. In addition, we have incurred costs associated with protecting our employees and residents and disinfecting our properties and those costs may continue to increase. There may also be an increased risk of litigation due to the effects of the COVID-19 pandemic. To the extent our management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not available or allowed to conduct work, our business and operating results may be negatively impacted.
Additionally, market fluctuations as a result of the COVID-19 pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments on satisfactory terms, or at all. In addition, moratoriums on construction and macro-economic factors have caused some construction delays and may cause construction contractors to be unable to perform, which may cause the delivery date of certain development projects or investments in third-party development projects to be materially extended. Market fluctuations and construction delays experienced by the Company’s third-party mezzanine loan borrowers and preferred equity investment sponsors may also negatively impact their ability to repay the Company. Further, while the Company carries general liability, pollution, and property insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with the COVID-19 pandemic, given the novelty of the issue and the scale of losses incurred throughout the world, there is no guarantee that we will be able to recover all or any portion of our losses and costs under these policies. We may be additionally impacted by changes in legislation relating to insurance coverages with respect to the pandemic, including, but not limited to, workers' compensation. The occurrence of any of the foregoing events or any other related matters could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2020, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2020, Essex issued an aggregate of 6,839 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP Units and DownREIT units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $0.5 million from the option exercises during the three months ended June 30, 2020 to the Operating Partnership in exchange for an aggregate of 5,000 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units and DownREIT units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2020, 1,839 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

The following table summarizes the Company's purchases of its common stock during the three months ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
May 1, 2020 - May 31, 2020	1,061	$219.52	1,061	$249.8
June 1, 2020 - June 30, 2020	86,927	$228.47	86,927	$229.9
Total	87,988	$228.36	87,988	$229.9

(1) In May 2020, the board of directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result of the replenishment, as of June 30, 2020, the Company had $229.9 million of purchase authority remaining under the stock repurchase plan.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
4.1
Indenture, dated February 11, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 2.650% Senior Notes due 2032 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference.

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

Date: August 5, 2020

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: August 5, 2020

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: August 5, 2020

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: August 5, 2020

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer