Form 10-Q
period 2020-09-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2020-10-30
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,204,624 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 28, 2020.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2020 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

The Company believes that combining the reports on Form 10-Q of Essex and the Operating Partnership into this single report provides the following benefits:

•enhances investors' understanding of Essex and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both Essex and the Operating Partnership; and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	September 30, 2020	December 31, 2019
Real estate:
Rental properties:
Land and land improvements	$2,944,521	$2,773,805
Buildings and improvements	12,184,957	11,264,337
	15,129,478	14,038,142
Less: accumulated depreciation	(4,043,496)	(3,689,482)
	11,085,982	10,348,660
Real estate under development	364,875	546,075
Co-investments	1,018,235	1,335,339
Real estate held for sale, net	32,878	—
	12,501,970	12,230,074
Cash and cash equivalents-unrestricted	558,446	70,087
Cash and cash equivalents-restricted	10,629	11,007
Marketable securities, net of allowance for credit losses of $13.6 million and zero as of September 30, 2020 and December 31, 2019, respectively	134,971	144,193
Notes and other receivables, net of allowance for credit losses of $0.2 million and zero as of September 30, 2020 and December 31, 2019, respectively (includes related party receivables of $5.5 million and $90.2 million as of September 30, 2020 and December 31, 2019, respectively)	75,432	134,365
Operating lease right-of-use assets	72,910	74,744
Prepaid expenses and other assets	46,684	40,935
Total assets	$13,401,042	$12,705,405

LIABILITIES AND EQUITY
Unsecured debt, net	$5,907,805	$4,763,206
Mortgage notes payable, net	702,379	990,667
Lines of credit	—	55,000
Accounts payable and accrued liabilities	205,520	158,017
Construction payable	30,292	48,912
Dividends payable	142,365	135,384
Operating lease liabilities	74,844	76,740
Other liabilities	39,636	36,565
Total liabilities	7,102,841	6,264,491
Commitments and contingencies
Redeemable noncontrolling interest	30,719	37,410
Equity:
Common stock; $.0001 par value, 670,000,000 shares authorized; 65,209,946 and 66,091,954 shares issued and outstanding, respectively	7	7
Additional paid-in capital	6,921,631	7,121,927
Distributions in excess of accumulated earnings	(821,841)	(887,619)
Accumulated other comprehensive loss, net	(16,800)	(13,888)
Total stockholders' equity	6,082,997	6,220,427
Noncontrolling interest	184,485	183,077
Total equity	6,267,482	6,403,504
Total liabilities and equity	$13,401,042	$12,705,405

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property	$368,464	$364,504	$1,126,363	$1,077,767
Management and other fees from affiliates	2,347	2,428	7,312	7,023
	370,811	366,932	1,133,675	1,084,790
Expenses:
Property operating, excluding real estate taxes	68,037	62,883	197,310	180,410
Real estate taxes	44,358	39,290	132,364	114,993
Corporate-level property management expenses	8,619	8,553	26,024	25,451
Depreciation and amortization	130,202	120,809	395,370	360,842
General and administrative	13,310	11,345	42,244	38,731
Expensed acquisition and investment related costs	2	13	104	69
	264,528	242,893	793,416	720,496
Gain on sale of real estate and land	22,654	—	39,251	—
Earnings from operations	128,937	124,039	379,510	364,294
Interest expense	(55,430)	(54,896)	(165,024)	(162,651)
Total return swap income	2,977	2,154	7,749	6,174
Interest and other income	6,512	8,685	12,696	29,293
Equity income from co-investments	14,960	21,700	53,514	54,935
Deferred tax expense on unrealized gain on unconsolidated co-investment	—	(1,457)	(1,636)	(1,457)
(Loss) gain on early retirement of debt, net	(19,114)	5,475	(23,820)	7,143
Gain on remeasurement of co-investment	—	—	234,694	31,535
Net income	78,842	105,700	497,683	329,266
Net income attributable to noncontrolling interest	(5,181)	(6,365)	(24,558)	(18,798)
Net income available to common stockholders	$73,661	$99,335	$473,125	$310,468
Comprehensive income	$80,818	$105,663	$494,668	$323,071
Comprehensive income attributable to noncontrolling interest	(5,247)	(6,364)	(24,455)	(18,589)
Comprehensive income attributable to controlling interest	$75,571	$99,299	$470,213	$304,482
Per share data:
Basic:
Net income available to common stockholders	$1.13	$1.51	$7.22	$4.72
Weighted average number of shares outstanding during the period	65,232,837	65,850,524	65,561,820	65,757,914
Diluted:
Net income available to common stockholders	$1.13	$1.51	$7.21	$4.71
Weighted average number of shares outstanding during the period	65,241,428	65,973,085	65,676,093	65,857,660

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
Three Months Ended September 30, 2020	Shares	Amount
Balances at June 30, 2020	65,331	$7	$6,944,805	$(760,028)	$(18,710)	$186,807	$6,352,881
Net income	—	—	—	73,661	—	5,181	78,842
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	1,821	63	1,884
Change in fair value of marketable debt securities, net	—	—	—	—	89	3	92
Issuance of common stock under:
Sale of common stock, net	—	—	(95)	—	—	—	(95)
Equity based compensation costs	—	—	2,279	—	—	82	2,361
Retirement of common stock, net	(121)	—	(26,586)	—	—	—	(26,586)
Changes in the redemption value of redeemable noncontrolling interest	—	—	2,346	—	—	176	2,522
Distributions to noncontrolling interest	—	—	—	—	—	(7,677)	(7,677)
Redemptions of noncontrolling interest	—	—	(1,118)	—	—	(150)	(1,268)
Common stock dividends ($2.0775 per share)	—	—	—	(135,474)	—	—	(135,474)
Balances at September 30, 2020	65,210	$7	$6,921,631	$(821,841)	$(16,800)	$184,485	$6,267,482

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
Nine Months Ended September 30, 2020	Shares	Amount
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	473,125	—	24,558	497,683
Cash flow hedge losses reclassified to earnings					3,171	111	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(5,911)	(208)	(6,119)
Change in fair value of marketable debt securities, net	—	—	—	—	(172)	(6)	(178)
Issuance of common stock under:
Stock option and restricted stock plans, net	95	—	9,201	—	—	—	9,201
Sale of common stock, net	—	—	(228)	—	—	—	(228)
Equity based compensation costs	—	—	8,956	—	—	338	9,294
Retirement of common stock, net	(985)	—	(222,990)	—	—	—	(222,990)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	6,888	—	—	(197)	6,691
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(23,689)	(23,689)
Redemptions of noncontrolling interest	8	—	(2,123)	—	—	(848)	(2,971)
Common stock dividends ($6.2325 per share)	—	—	—	(407,157)	—	—	(407,157)
Balances at September 30, 2020	65,210	$7	$6,921,631	$(821,841)	$(16,800)	$184,485	$6,267,482

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Three Months Ended September 30, 2019	Shares	Amount
Balances at June 30, 2019	65,727	$7	$7,031,886	$(857,994)	$(18,992)	$190,209	$6,345,116
Net income	—	—	—	99,335	—	6,365	105,700
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(12)	—	(12)
Change in fair value of marketable debt securities, net	—	—	—	—	(24)	(1)	(25)
Issuance of common stock under:
Stock option and restricted stock plans, net	126	—	27,679	—	—	—	27,679
Sale of common stock, net	228	—	72,631	—	—	—	72,631
Equity based compensation costs	—	—	1,544	—	—	270	1,814
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,309)	—	—	62	(2,247)
Distributions to noncontrolling interest	—	—	—	—	—	(6,789)	(6,789)
Redemptions of noncontrolling interest	1	—	211	—	—	(212)	(1)
Common stock dividends ($1.95 per share)	—	—	—	(128,862)	—	—	(128,862)
Balances at September 30, 2019	66,082	$7	$7,131,642	$(887,521)	$(19,028)	$189,904	$6,415,004

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Nine Months Ended September 30, 2019	Shares	Amount
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	310,468	—	18,798	329,266
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(31)	(1)	(32)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,152)	(214)	(6,366)
Change in fair value of marketable debt securities, net	—	—	—	—	197	6	203
Issuance of common stock under:
Stock option and restricted stock plans, net	188	—	32,907	—	—	—	32,907
Sale of common stock, net	228	—	72,549	—	—	—	72,549
Equity based compensation costs	—	—	7,016	—	—	898	7,914
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,048)	—	—	1,373	(3,675)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(20,897)	(20,897)
Redemptions of noncontrolling interest	10	—	(11,872)	—	—	(2,308)	(14,180)
Common stock dividends ($5.85 per share)	—	—	—	(385,193)	—	—	(385,193)
Balances at September 30, 2019	66,082	$7	$7,131,642	$(887,521)	$(19,028)	$189,904	$6,415,004

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$497,683	$329,266
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	(15,485)	(230)
Depreciation and amortization	395,370	360,842
Amortization of discount on marketable securities	(6,598)	(16,673)
Amortization of discount and debt financing costs, net	5,177	3,454
Gain on sale of marketable securities	(124)	(737)
Provision for credit losses	100	—
Unrealized gains on equity securities recognized through income	(2,215)	(4,280)
Company's share of gain on the sales of co-investments	—	(870)
Earnings from co-investments	(53,514)	(54,065)
Operating distributions from co-investments	41,202	64,628
Accrued interest from notes and other receivables	(1,574)	(4,523)
Gain on the sale of real estate and land	(39,251)	—
Equity-based compensation	4,923	6,748
Loss (gain) on early retirement of debt, net	23,820	(7,143)
Gain on remeasurement of co-investment	(234,694)	(31,535)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(5,088)	(3,962)
Accounts payable, accrued liabilities, and operating lease liabilities	43,095	64,281
Other liabilities	610	1,726
Net cash provided by operating activities	653,437	706,927
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(459,355)	(93,389)
Redevelopment	(41,592)	(55,027)
Development acquisitions of and additions to real estate under development	(90,273)	(130,593)
Capital expenditures on rental properties	(64,269)	(69,348)
Investments in notes receivable	(20,431)	(140,663)
Collections of notes and other receivables	98,711	2,500
Proceeds from insurance for property losses	612	3,599
Proceeds from dispositions of real estate	280,246	—
Contributions to co-investments	(61,056)	(306,233)
Changes in refundable deposits	96	325
Purchases of marketable securities	(38,909)	(42,653)
Sales and maturities of marketable securities	56,890	57,165
Non-operating distributions from co-investments	37,342	70,064
Net cash used in investing activities	(301,988)	(704,253)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	1,452,808	892,762
Payments on unsecured debt and mortgage notes	(587,057)	(800,746)
Proceeds from lines of credit	1,038,426	1,485,034
Repayments of lines of credit	(1,093,426)	(1,265,034)
Retirement of common stock	(222,990)	(56,989)
Additions to deferred charges	(13,761)	(9,446)

	Nine Months Ended September 30,
	2020	2019
Payments related to debt prepayment penalties	(19,605)	—
Net proceeds from issuance of common stock	(228)	72,549
Net proceeds from stock options exercised	14,865	36,422
Payments related to tax withholding for share-based compensation	(5,664)	(3,515)
Distributions to noncontrolling interest	(23,302)	(20,269)
Redemption of noncontrolling interest	(2,971)	(14,180)
Redemption of redeemable noncontrolling interest	—	(73)
Common stock dividends paid	(400,563)	(378,858)
Net cash provided by (used in) financing activities	136,532	(62,343)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	487,981	(59,669)
Unrestricted and restricted cash and cash equivalents at beginning of period	81,094	151,395
Unrestricted and restricted cash and cash equivalents at end of period	$569,075	$91,726

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $12.3 million and $19.0 million capitalized in 2020 and 2019, respectively)	$160,927	$145,001
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,192	$5,097
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$65,472
Transfers between real estate under development and rental properties, net	$252,946	$14,501
Transfer from real estate under development to co-investments	$1,387	$106
Reclassifications (from) to redeemable noncontrolling interest to/from additional paid in capital and noncontrolling interest	$(6,691)	$3,675
Initial recognition of operating lease right-of-use assets	$—	$77,645
Initial recognition of operating lease liabilities	$—	$79,693
Debt assumed in connection with acquisition	$—	$143,006

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	September 30, 2020	December 31, 2019
Real estate:
Rental properties:
Land and land improvements	$2,944,521	$2,773,805
Buildings and improvements	12,184,957	11,264,337
	15,129,478	14,038,142
Less: accumulated depreciation	(4,043,496)	(3,689,482)
	11,085,982	10,348,660
Real estate under development	364,875	546,075
Co-investments	1,018,235	1,335,339
Real estate held for sale, net	32,878	—
	12,501,970	12,230,074
Cash and cash equivalents-unrestricted	558,446	70,087
Cash and cash equivalents-restricted	10,629	11,007
Marketable securities, net of allowance for credit losses of $13.6 million and zero as of September 30, 2020 and December 31, 2019, respectively	134,971	144,193
Notes and other receivables, net of allowance for credit losses of $0.2 million and zero as of September 30, 2020 and December 31, 2019, respectively (includes related party receivables of $5.5 million and $90.2 million as of September 30, 2020 and December 31, 2019, respectively)	75,432	134,365
Operating lease right-of-use assets	72,910	74,744
Prepaid expenses and other assets	46,684	40,935
Total assets	$13,401,042	$12,705,405

LIABILITIES AND CAPITAL
Unsecured debt, net	$5,907,805	$4,763,206
Mortgage notes payable, net	702,379	990,667
Lines of credit	—	55,000
Accounts payable and accrued liabilities	205,520	158,017
Construction payable	30,292	48,912
Distributions payable	142,365	135,384
Operating lease liabilities	74,844	76,740
Other liabilities	39,636	36,565
Total liabilities	7,102,841	6,264,491
Commitments and contingencies
Redeemable noncontrolling interest	30,719	37,410
Capital:
General Partner:
Common equity (65,209,946 and 66,091,954 units issued and outstanding, respectively)	6,099,797	6,234,315
	6,099,797	6,234,315
Limited Partners:
Common equity (2,295,510 and 2,301,653 units issued and outstanding, respectively)	59,441	57,359
Accumulated other comprehensive loss	(13,447)	(10,432)
Total partners' capital	6,145,791	6,281,242
Noncontrolling interest	121,691	122,262
Total capital	6,267,482	6,403,504
Total liabilities and capital	$13,401,042	$12,705,405

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property	$368,464	$364,504	$1,126,363	$1,077,767
Management and other fees from affiliates	2,347	2,428	7,312	7,023
	370,811	366,932	1,133,675	1,084,790
Expenses:
Property operating, excluding real estate taxes	68,037	62,883	197,310	180,410
Real estate taxes	44,358	39,290	132,364	114,993
Corporate-level property management expenses	8,619	8,553	26,024	25,451
Depreciation and amortization	130,202	120,809	395,370	360,842
General and administrative	13,310	11,345	42,244	38,731
Expensed acquisition and investment related costs	2	13	104	69
	264,528	242,893	793,416	720,496
Gain on sale of real estate and land	22,654	—	39,251	—
Earnings from operations	128,937	124,039	379,510	364,294
Interest expense	(55,430)	(54,896)	(165,024)	(162,651)
Total return swap income	2,977	2,154	7,749	6,174
Interest and other income	6,512	8,685	12,696	29,293
Equity income from co-investments	14,960	21,700	53,514	54,935
Deferred tax expense on unrealized gain on unconsolidated co-investment	—	(1,457)	(1,636)	(1,457)
(Loss) gain on early retirement of debt, net	(19,114)	5,475	(23,820)	7,143
Gain on remeasurement of co-investment	—	—	234,694	31,535
Net income	78,842	105,700	497,683	329,266
Net income attributable to noncontrolling interest	(2,588)	(2,901)	(8,015)	(7,935)
Net income available to common unitholders	$76,254	$102,799	$489,668	$321,331
Comprehensive income	$80,818	$105,663	$494,668	$323,071
Comprehensive income attributable to noncontrolling interest	(2,588)	(2,901)	(8,015)	(7,935)
Comprehensive income attributable to controlling interest	$78,230	$102,762	$486,653	$315,136
Per unit data:
Basic:
Net income available to common unitholders	$1.13	$1.51	$7.22	$4.72
Weighted average number of common units outstanding during the period	67,528,346	68,148,913	67,858,961	68,058,802
Diluted:
Net income available to common unitholders	$1.13	$1.51	$7.21	$4.71
Weighted average number of common units outstanding during the period	67,536,937	68,271,474	67,973,234	68,158,548

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and nine months ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended September 30, 2020	Units	Amount	Units	Amount
Balances at June 30, 2020	65,331	$6,184,784	2,296	$61,437	$(15,423)	$122,083	$6,352,881
Net income	—	73,661	—	2,593	—	2,588	78,842
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	1,884	—	1,884
Change in fair value of marketable debt securities, net	—	—	—	—	92	—	92
Issuance of common units under:
Sale of common stock by general partner, net	—	(95)	—	—	—	—	(95)
Equity based compensation costs	—	2,279	—	82	—	—	2,361
Retirement of common units, net	(121)	(26,586)	—	—	—	—	(26,586)
Changes in the redemption value of redeemable noncontrolling interest	—	2,346	—	98	—	78	2,522
Distributions to noncontrolling interest	—	—	—	—	—	(2,908)	(2,908)
Redemptions	—	(1,118)	—	—		(150)	(1,268)
Distributions declared ($2.0775 per unit)	—	(135,474)	—	(4,769)	—	—	(140,243)
Balances at September 30, 2020	65,210	$6,099,797	2,296	$59,441	$(13,447)	$121,691	$6,267,482

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine months ended September 30, 2020	Units	Amount	Units	Amount
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	473,125	—	16,543	—	8,015	497,683
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	—	—	—
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,282	—	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,119)	—	(6,119)
Change in fair value of marketable debt securities, net	—	—	—	—	(178)	—	(178)
Issuance of common units under:
General partner's stock based compensation, net	95	9,201	—	—	—	—	9,201
Sale of common stock by general partner, net	—	(228)	—	—	—	—	(228)
Equity based compensation costs	—	8,956	2	338	—	—	9,294
Retirement of common units, net	(985)	(222,990)	—	—	—	—	(222,990)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	6,888	—	(318)	—	121	6,691
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(9,381)	(9,381)
Redemptions	8	(2,123)	(8)	(173)	—	(675)	(2,971)
Distributions declared ($6.2325 per unit)	—	(407,157)	—	(14,308)	—	—	(421,465)
Balances at September 30, 2020	65,210	$6,099,797	2,296	$59,441	$(13,447)	$121,691	$6,267,482

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended September 30, 2019	Units	Amount	Units	Amount
Balances at June 30, 2019	65,727	$6,173,899	2,299	$57,726	$(15,715)	$129,206	$6,345,116
Net income	—	99,335	—	3,464	—	2,901	105,700
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(12)	—	(12)
Change in fair value of marketable debt securities, net	—	—	—	—	(25)	—	(25)
Issuance of common units under:
General partner's stock based compensation, net	126	27,679	—	—	—	—	27,679
Sale of common stock by general partner, net	228	72,631	—	—	—	—	72,631
Equity based compensation costs	—	1,544	—	270	—	—	1,814
Changes in redemption value of redeemable noncontrolling interest	—	(2,309)	—	61	—	1	(2,247)
Distributions to noncontrolling interest	—	—	—	—	—	(2,302)	(2,302)
Redemptions	1	211	(1)	(32)	—	(180)	(1)
Distributions declared ($1.95 per unit)	—	(128,862)	—	(4,487)	—	—	(133,349)
Balances at September 30, 2019	66,082	$6,244,128	2,298	$57,002	$(15,752)	$129,626	$6,415,004

	General Partner		Limited Partners		Accumulated other comprehensive loss	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine months ended September 30, 2019	Units	Amount	Units	Amount
Balances at December 31, 2018	65,890	$6,280,290	2,305	$59,061	$(9,738)	$64,231	$6,393,844
Net income	—	310,468	—	10,863	—	7,935	329,266
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(32)	—	(32)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,366)	—	(6,366)
Change in fair value of marketable debt securities, net	—	—	—	—	203	—	203
Issuance of common units under:
General partner's stock based compensation, net	188	32,907	—	—	—	—	32,907
Sale of common stock by general partner, net	228	72,549	—	—	—	—	72,549
Equity based compensation costs	—	7,016	3	898	—	—	7,914
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in redemption value of redeemable noncontrolling interest	—	(5,048)	—	63	—	1,310	(3,675)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(7,412)	(7,412)
Redemptions	10	(11,872)	(10)	(398)	—	(1,910)	(14,180)
Distributions declared ($5.85 per unit)	—	(385,193)	—	(13,485)	—	—	(398,678)
Balances at September 30, 2019	66,082	$6,244,128	2,298	$57,002	$(15,752)	$129,626	$6,415,004

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$497,683	$329,266
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	(15,485)	(230)
Depreciation and amortization	395,370	360,842
Amortization of discount on marketable securities	(6,598)	(16,673)
Amortization of discount and debt financing costs, net	5,177	3,454
Gain on sale of marketable securities	(124)	(737)
Provision for credit losses	100	—
Unrealized gains on equity securities recognized through income	(2,215)	(4,280)
Company's share of gain on the sales of co-investment	—	(870)
Earnings from co-investments	(53,514)	(54,065)
Operating distributions from co-investments	41,202	64,628
Accrued interest from notes and other receivables	(1,574)	(4,523)
Gain on the sale of real estate and land	(39,251)	—
Equity-based compensation	4,923	6,748
Loss (gain) on early retirement of debt, net	23,820	(7,143)
Gain on remeasurement of co-investment	(234,694)	(31,535)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(5,088)	(3,962)
Accounts payable, accrued liabilities, and operating lease liabilities	43,095	64,281
Other liabilities	610	1,726
Net cash provided by operating activities	653,437	706,927
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(459,355)	(93,389)
Redevelopment	(41,592)	(55,027)
Development acquisitions of and additions to real estate under development	(90,273)	(130,593)
Capital expenditures on rental properties	(64,269)	(69,348)
Investments in notes receivable	(20,431)	(140,663)
Collections of notes and other receivables	98,711	2,500
Proceeds from insurance for property losses	612	3,599
Proceeds from dispositions of real estate	280,246	—
Contributions to co-investments	(61,056)	(306,233)
Changes in refundable deposits	96	325
Purchases of marketable securities	(38,909)	(42,653)
Sales and maturities of marketable securities	56,890	57,165
Non-operating distributions from co-investments	37,342	70,064
Net cash used in investing activities	(301,988)	(704,253)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	1,452,808	892,762
Payments on unsecured debt and mortgage notes	(587,057)	(800,746)
Proceeds from lines of credit	1,038,426	1,485,034
Repayments of lines of credit	(1,093,426)	(1,265,034)
Retirement of common units	(222,990)	(56,989)
Additions to deferred charges	(13,761)	(9,446)

	Nine Months Ended September 30,
	2020	2019
Payments related to debt prepayments penalties	(19,605)	—
Net proceeds from issuance of common units	(228)	72,549
Net proceeds from stock options exercised	14,865	36,422
Payments related to tax withholding for share-based compensation	(5,664)	(3,515)
Distributions to noncontrolling interest	(6,287)	(5,978)
Redemption of noncontrolling interests	(2,971)	(14,180)
Redemption of redeemable noncontrolling interests	—	(73)
Common units distributions paid	(417,578)	(393,149)
Net cash provided by (used in) financing activities	136,532	(62,343)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	487,981	(59,669)
Unrestricted and restricted cash and cash equivalents at beginning of period	81,094	151,395
Unrestricted and restricted cash and cash equivalents at end of period	$569,075	$91,726

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $12.3 million and $19.0 million capitalized in 2020 and 2019, respectively)	$160,927	$145,001
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,192	$5,097
Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$65,472
Transfers between real estate under development and rental properties, net	$252,946	$14,501
Transfer from real estate under development to co-investments	$1,387	$106
Reclassifications (from) to redeemable noncontrolling interest to/from general and limited partner capital and noncontrolling interest	$(6,691)	$3,675
Initial recognition of operating lease right-of-use assets	$—	$77,645
Initial recognition of operating lease liabilities	$—	$79,693
Debt assumed in connection with acquisition	$—	$143,006

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both September 30, 2020 and December 31, 2019. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,295,510 and 2,301,653 as of September 30, 2020 and December 31, 2019, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $460.9 million and $692.5 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the Company owned or had ownership interests in 247 operating apartment communities, aggregating 60,387 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, one operating commercial building, and a development pipeline comprised of three consolidated projects and three unconsolidated joint venture projects. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
September 30, 2020 and 2019
(Unaudited)
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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for investments in mortgage

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
backed securities, as defined by the FASB standard for fair value measurements). As of September 30, 2020 and December 31, 2019, $2.7 million and $3.6 million, respectively, of equity securities presented within common stock and stock funds in the tables below, represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of September 30, 2020 and December 31, 2019, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured bonds, U.S. treasury securities, common stock and stock funds. As of September 30, 2020 and December 31, 2019, the Company classified its mortgage backed securities as held to maturity, and accordingly, the securities are stated at its amortized cost. The mortgage backed security investment which had an initial maturity date of September 2020 was partially repaid in September with the balance being extended until January 2021. The discount on the mortgage backed securities are amortized to interest income based on an estimated yield and the maturity date.

As of September 30, 2020 and December 31, 2019, marketable securities consist of the following ($ in thousands):

	September 30, 2020
	Amortized Cost/Cost	Gross Unrealized Gain (Loss)	Carrying Value	Allowance for Credit Losses
Equity securities:
Investment funds - debt securities	$31,127	$1,135	$32,262
Common stock and stock funds	67,636	4,551	72,187

Debt securities:
Available for sale
Investment-grade unsecured debt	1,049	(105)	944	—
Held to maturity
Mortgage backed security	29,578	—	29,578	13,644
Total - Marketable securities	$129,390	$5,581	$134,971	$13,644

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
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

For the three months ended September 30, 2020 and 2019, the proceeds from sales and maturities of marketable securities totaled $52.6 million and $7.0 million, respectively, which resulted in $91 thousand and $0.2 million in realized gains, respectively, for such periods. For the nine months ended September 30, 2020 and 2019, the proceeds from sales and maturities of marketable securities totaled $56.9 million and $57.2 million, respectively, which resulted in $0.1 million and $0.7 million in realized gains, respectively, for such periods.

For the three and nine months ended September 30, 2020, the portion of equity security unrealized gains or losses that were recognized in income totaled $3.3 million and $2.2 million in gains, respectively, and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2019, the portion of equity security unrealized losses or gains that were recognized in income totaled $0.2 million in losses and $4.3 million in gains, respectively, and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

Unrealized losses on Investment-grade unsecured bonds as of September 30, 2020 have not been recognized into income because the debts of the issuers are of high credit quality, management does not intend to sell the securities, it is likely that the Company will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to other market conditions.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)

Balance at December 31, 2019	$—
Impact of adoption ASC 326 (1)	13,644
Provision for credit losses	—
Balance at September 30, 2020	$13,644

(1) As part of the adoption of ASC 326, effective January 1, 2020, the Company recorded a gross up of the mortgage backed security and related allowance for credit losses of $13.6 million. This gross up had no effect on the Company's consolidated results of operations or financial position.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities), and five co-investments as of September 30, 2020. As of December 31, 2019, the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities) and six co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $0.9 billion and $329.9 million, respectively, as of September 30, 2020 and $1.0 billion and $364.3 million, respectively, as of December 31, 2019. Noncontrolling interests in these entities were $121.2 million and $122.5 million as of September 30, 2020 and December 31, 2019, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2020 and December 31, 2019, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2020 and December 31, 2019, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.8 billion and $5.2 billion at September 30, 2020 and December 31, 2019, respectively, was approximately $6.0 billion and $5.4 billion, respectively. Management has estimated that the fair value of the Company’s $804.9 million and $660.4 million of variable rate debt at September 30, 2020 and December 31, 2019, respectively, was approximately $799.6 million and $655.8 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2020 and December 31, 2019 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, are carried at fair value as of September 30, 2020 and December 31, 2019.

At September 30, 2020, the Company’s investment in its mortgage backed security had a net carrying value of $29.6 million and the Company estimated the fair value to be approximately $29.6 million. At December 31, 2019, the Company’s investment in mortgage backed securities had a carrying value of $72.7 million and the Company estimated the fair value to be approximately $72.7 million. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
securities. Assumptions such as estimated default rates and discount rates are used to determine the expected, discounted cash flows to estimate fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $6.1 million and $11.0 million during the three months ended September 30, 2020 and 2019, respectively, and $24.9 million and $32.1 million for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain/(loss) on available for sale securities	Total
Balance at December 31, 2019	$(13,989)	$101	$(13,888)
Other comprehensive loss before reclassification	2,263	(172)	2,091
Amounts reclassified from accumulated other comprehensive loss	(5,003)	—	(5,003)
Other comprehensive loss	(2,740)	(172)	(2,912)
Balance at September 30, 2020	$(16,729)	$(71)	$(16,800)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain/(loss) on available for sale securities	Total
Balance at December 31, 2019	$(10,536)	$104	$(10,432)
Other comprehensive loss before reclassification	2,341	(178)	2,163
Amounts reclassified from accumulated other comprehensive loss	(5,178)	—	(5,178)
Other comprehensive loss	(2,837)	(178)	(3,015)
Balance at September 30, 2020	$(13,373)	$(74)	$(13,447)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $30.7 million and $37.4 million as of September 30, 2020 and December 31, 2019, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2020 is as follows ($ in thousands):

Balance at December 31, 2019	$37,410
Reclassification due to change in redemption value and other	(6,691)
Redemptions	—
Balance at September 30, 2020	$30,719

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents - unrestricted	$558,446	$70,087	$74,031	$134,465
Cash and cash equivalents - restricted	10,629	11,007	17,695	16,930
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$569,075	$81,094	$91,726	$151,395

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
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

(2)  Significant Transactions During The Nine Months Ended September 30, 2020 and Subsequent Events

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

In July 2020, the Company sold Delano, a 126 apartment home community located in Redmond, WA, for a total contract price of $51.5 million. The Company recognized a $22.7 million gain on sale.

As of September 30, 2020, the Company had one community totaling 115 apartment homes that is qualified as held for sale.

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

In the third quarter of 2020, the Company funded a $10.5 million preferred equity investment in a multifamily development community located in Southern California. The investment has an initial preferred return of 11.0% and is scheduled to mature in August 2025.

In September 2020, the Company received cash of $10.6 million for the full redemption of a preferred equity investment in a property located in Southern California.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
Notes Receivable

In January 2020, the Company received cash of $16.9 million for the full redemption of a mezzanine loan in a property located in Southern California.

In January 2020, the Company received $85.8 million for the payoff of a related party bridge loan to Wesco V, LLC ("Wesco V"). See Note 6, Related Party Transactions, for additional details.

In March 2020, the Company committed to fund an investment in mezzanine loans totaling $15.0 million as part of the development of a multifamily community located in Southern California. The investment has an initial 10.5% interest rate and maturity date of February 2023, with options to extend for up to two years. As of September 30, 2020, the Company had funded $7.5 million of this commitment.

In April 2020, the Company committed to fund a $29.2 million mezzanine loan in a multifamily community located in Northern California, with an 11.0% interest rate and an initial maturity date of October 2023, with options to extend for up to two years. As of September 30, 2020, the Company had funded $12.9 million of this commitment.

Common Stock

During the three months ended March 31, 2020, the Company repurchased and retired 776,261 shares totaling $176.3 million, including commissions. In May 2020, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the three months ended June 30, 2020, the Company repurchased and retired 87,988 shares totaling $20.1 million, including commissions, all of which were repurchased after the replenishment in May 2020. During the three months ended September 30, 2020, the Company repurchased and retired 121,260 shares totaling $26.6 million, including commissions. As a result, as of September 30, 2020, the Company had $203.3 million of purchase authority remaining under its $250.0 million stock repurchase plan.

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

In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the 2031 Notes, the “Notes”). The 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the 2031 Notes semiannually on January 15 and July 15 of each year, beginning

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used a portion of the net proceeds of this offering to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022. The Company incurred $19.1 million of prepayment penalties related to this debt repayment.

Subsequent Events

In October 2020, the Company sold 416 on Broadway, a 115 apartment home community located in Glendale, CA, for a total contract price of $60.0 million.

In October 2020, the Company originated two preferred equity investments totaling $46.8 million. One of the investments is for the development of a multifamily community and the other is an investment in a stabilized multifamily community, both located in Southern California. The investments have a weighted average return of 10.2% with most of the proceeds expected to fund in later 2020 and early 2021.

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental income	$362,073	$358,001	$1,108,658	$1,058,973
Other property	6,391	6,503	17,705	18,794
Management and other fees from affiliates	2,347	2,428	7,312	7,023
Total revenues	$370,811	$366,932	$1,133,675	$1,084,790

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Southern California	$140,271	$151,841	$438,087	$453,873
Northern California	148,712	140,509	462,558	411,694
Seattle Metro	60,617	61,052	184,310	180,942
Other real estate assets (1)	18,864	11,102	41,408	31,258
Total rental and other property revenues	$368,464	$364,504	$1,126,363	$1,077,767

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Same-property (1)	$314,958	$337,691	$981,437	$1,006,232
Acquisitions (2)	20,143	2,991	58,907	3,466
Development (3)	5,461	1,883	13,956	4,258
Redevelopment	4,277	5,272	14,774	15,741
Non-residential/other, net (4)	23,625	16,667	57,289	48,070
Total rental and other property revenues	$368,464	$364,504	$1,126,363	$1,077,767

(1) Properties that have comparable stabilized results as of January 1, 2019 and are consolidated by the Company for the three and nine months ended September 30, 2020 and 2019. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $3.3 million and $3.9 million as of September 30, 2020 and December 31, 2019, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2020 that was included in the December 31, 2019 deferred revenue balance was $0.6 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of September 30, 2020, the Company had $3.3 million of remaining performance obligations. The Company expects to recognize approximately 6% of these remaining performance obligations in 2020, an additional 44% through 2022, and the remaining balance thereafter.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, BEX II, BEX III, and BEX IV, Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), and Wesco V, own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of September 30, 2020 and December 31, 2019 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	September 30, 2020	December 31, 2019
Ownership interest in:
CPPIB (2)	—%	$—	$345,466
Wesco I, Wesco III, Wesco IV, and Wesco V	51%	181,621	216,756
BEXAEW, BEX II, BEX III, and BEX IV	50%	154,367	160,888
Other	47%	27,618	20,351
Total operating and other co-investments, net		363,606	743,461
Total predevelopment and development co-investments	50%	170,314	146,944
Total preferred interest co-investments (includes related party investments of $79.3 million and $73.2 million as of September 30, 2020 and December 31, 2019, respectively)		484,315	444,934
Total co-investments, net		$1,018,235	$1,335,339

(1) Weighted average Company ownership percentages are as of September 30, 2020.
(2) In January 2020, the Company purchased CPPIB's 45.0% interest in each of a land parcel and six communities totaling 2,020 apartment homes.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	September 30, 2020	December 31, 2019
Combined balance sheets: (1)
Rental properties and real estate under development	$4,391,064	$4,733,762
Other assets	216,357	139,562
Total assets	$4,607,421	$4,873,324
Debt	$2,692,418	$2,442,213
Other liabilities	179,121	117,160
Equity	1,735,882	2,313,951
Total liabilities and equity	$4,607,421	$4,873,324
Company's share of equity	$1,018,235	$1,335,339

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Combined statements of income: (1)
Property revenues	$76,581	$84,071	$226,125	$249,628
Property operating expenses	(28,047)	(29,214)	(79,621)	(85,768)
Net operating income	48,534	54,857	146,504	163,860
Interest expense	(19,369)	(16,089)	(59,700)	(47,284)
General and administrative	(5,161)	(2,603)	(12,636)	(6,774)
Depreciation and amortization	(29,732)	(30,411)	(86,947)	(89,283)
Net (loss) income	$(5,728)	$5,754	$(12,779)	$20,519
Company's share of net income (2)	$14,960	$21,700	$53,514	$54,935
(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.2 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and $6.4 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Note receivable, secured, bearing interest at 9.00%, due May 2021 (Originated May 2017) (1)	$—	$16,828
Note receivable, secured, bearing interest at 9.90%, due November 2021 (Originated November 2018)	13,857	12,838
Related party note receivable, secured, bearing variable rate interest, due February 2020 (Originated November 2019) (2)(3)	—	85,713
Notes receivable, secured, bearing interest at 10.50%, due February 2023 (Originated March 2020)	7,499	—
Note receivable, secured, bearing interest at 11.00%, due October 2023 (Originated April 2020)	13,134	—
Notes and other receivables from affiliates (4)	5,505	4,442
Straight line rent receivables	21,373	6,083
Other receivables	14,236	8,461
Allowance for credit losses	(172)	—
Total notes and other receivables	$75,432	$134,365

(1) In January 2020, the Company received cash of $16.9 million from the payoff of this note receivable.
(2) See Note 6, Related Party Transactions, for additional details.
(3) In January 2020, the Company received cash of $85.8 million from the payoff of this note receivable.
(4) These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2020 and December 31, 2019. See Note 6, Related Party Transactions, for additional details.

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
September 30, 2020 and 2019
(Unaudited)
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

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2019	$—	$—	$—
Impact of adoption ASC 326	147	43	190
Provision for credit losses	25	(43)	(18)
Balance at September 30, 2020	$172	$—	$172

No loans were placed on nonaccrual status or charged off during the nine months ended September 30, 2020 or 2019.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.0 million and $3.7 million during the three months ended September 30, 2020 and 2019, respectively, and $8.7 million and $10.6 million during the nine months ended September 30, 2020 and 2019, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.6 million and $1.2 million against general and administrative expenses for the three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three and nine months ended September 30, 2020, the Company paid brokerage commissions totaling zero and $0.2 million, respectively, to MMC and its affiliates related to real estate transactions.

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
September 30, 2020 and 2019
(Unaudited)

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrues interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of September 30, 2020, the Company had funded $23.3 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of September 30, 2020 and December 31, 2019, $5.5 million and $4.4 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
Debt consists of the following ($ in thousands):

	September 30, 2020	December 31, 2019	Weighted Average Maturity In Years as of September 30, 2020
Unsecured bonds private placement - fixed rate	$199,917	$199,820	0.7
Term loan - variable rate	549,138	349,189	1.8
Bonds public offering - fixed rate	5,158,750	4,214,197	9.1
Unsecured debt, net (1)	5,907,805	4,763,206
Lines of credit (2)	—	55,000
Mortgage notes payable, net (3)	702,379	990,667	9.3
Total debt, net	$6,610,184	$5,808,873
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.5%	3.8%
Weighted average interest rate on variable rate term loan	1.7%	2.7%
Weighted average interest rate on lines of credit	1.0%	2.5%
Weighted average interest rate on mortgage notes payable	2.7%	4.1%

(1) Includes unamortized discount of $9.1 million and $12.2 million and unamortized debt issuance costs of $33.1 million and $24.5 million, as of September 30, 2020 and December 31, 2019, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of September 30, 2020, excludes unamortized debt issuance costs of $3.9 million and $3.8 million as of September 30, 2020 and December 31, 2019, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2020, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2023 with one 18-month extension, exercisable at the Company’s option. As of September 30, 2020, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings, and a scheduled maturity date of February 2021.
(3) Includes total unamortized premium of $4.2 million and $5.9 million, reduced by unamortized debt issuance costs of $2.1 million and $2.6 million, as of September 30, 2020 and December 31, 2019, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of September 30, 2020 are as follows ($ in thousands):

Remaining in 2020	$1,000
2021	531,653
2022	393,188
2023	802,945
2024	403,109
Thereafter	4,518,383
Total	$6,650,278

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
September 30, 2020 and 2019
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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Southern California	$140,271	$151,841	$438,087	$453,873
Northern California	148,712	140,509	462,558	411,694
Seattle Metro	60,617	61,052	184,310	180,942
Other real estate assets	18,864	11,102	41,408	31,258
Total property revenues	$368,464	$364,504	$1,126,363	$1,077,767
Net operating income:
Southern California	$94,163	$106,926	$303,328	$322,891
Northern California	103,657	103,232	332,566	304,975
Seattle Metro	41,216	43,401	126,422	128,081
Other real estate assets	17,033	8,772	34,373	26,417
Total net operating income	256,069	262,331	796,689	782,364
Management and other fees from affiliates	2,347	2,428	7,312	7,023
Corporate-level property management expenses	(8,619)	(8,553)	(26,024)	(25,451)
Depreciation and amortization	(130,202)	(120,809)	(395,370)	(360,842)
General and administrative	(13,310)	(11,345)	(42,244)	(38,731)
Expensed acquisition and investment related costs	(2)	(13)	(104)	(69)
Gain on sale of real estate and land	22,654	—	39,251	—
Interest expense	(55,430)	(54,896)	(165,024)	(162,651)
Total return swap income	2,977	2,154	7,749	6,174
Interest and other income	6,512	8,685	12,696	29,293
Equity income from co-investments	14,960	21,700	53,514	54,935
Deferred tax expense on unrealized gain on unconsolidated co-investment	—	(1,457)	(1,636)	(1,457)
(Loss) gain on early retirement of debt, net	(19,114)	5,475	(23,820)	7,143
Gain on remeasurement of co-investment	—	—	234,694	31,535
Net income	$78,842	$105,700	$497,683	$329,266

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Assets:
Southern California	$4,089,875	$4,199,377
Northern California	5,566,802	4,408,404
Seattle Metro	1,417,753	1,456,187
Other real estate assets	11,552	284,692
Net reportable operating segment - real estate assets	11,085,982	10,348,660
Real estate under development	364,875	546,075
Co-investments	1,018,235	1,335,339
Real estate held for sale, net	32,878	—
Cash and cash equivalents, including restricted cash	569,075	81,094
Marketable securities	134,971	144,193
Notes and other receivables	75,432	134,365
Operating lease right-of-use assets	72,910	74,744
Prepaid expenses and other assets	46,684	40,935
Total assets	$13,401,042	$12,705,405

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$73,661	65,232,837	$1.13	$99,335	65,850,524	$1.51
Effect of Dilutive Securities:
Stock options	—	8,591		—	122,561
Diluted:
Net income available to common stockholders	$73,661	65,241,428	$1.13	$99,335	65,973,085	$1.51

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$473,125	65,561,820	$7.22	$310,468	65,757,914	$4.72
Effect of Dilutive Securities:
Stock options	—	20,026		—	99,746
DownREIT units	587	94,247		—	—
Diluted:
Net income available to common stockholders	$473,712	65,676,093	$7.21	$310,468	65,857,660	$4.71

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,295,510 and 2,298,389, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended September 30, 2020 and 2019, respectively, and 2,297,141 and 2,300,888 for the nine months ended September 30, 2020 and 2019, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $2.6 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, and $16.5 million and $10.9 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 493,567 and zero for the three months ended September 30, 2020 and 2019, and 299,046 and zero for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$76,254	67,528,346	$1.13	$102,799	68,148,913	$1.51
Effect of Dilutive Securities:
Stock options	—	8,591		—	122,561
Diluted:
Net income available to common unitholders	$76,254	67,536,937	$1.13	$102,799	68,271,474	$1.51

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$489,668	67,858,961	$7.22	$321,331	68,058,802	$4.72
Effect of Dilutive Securities:
Stock options	—	20,026		—	99,746
DownREIT units	587	94,247		—	—
Diluted:
Net income available to common unitholders	$490,255	67,973,234	$7.21	$321,331	68,158,548	$4.71

Stock options of 493,567 and zero for the three months ended September 30, 2020 and 2019, respectively, and 299,046 and zero for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2020, the Company had interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

As of September 30, 2020 and December 31, 2019, the aggregate carrying value of the interest rate swap contracts were a liability of $2.9 million and an asset of $0.8 million, respectively. As of September 30, 2020 and December 31, 2019, the swap contracts were presented in the condensed consolidated balance sheets as an asset of zero and $1.0 million, respectively, and were included in prepaid expenses and other assets on the condensed consolidated balance sheets, and a liability of $2.9 million and $0.2 million, respectively, and were included in other liabilities on the condensed consolidated balance sheets.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the condensed consolidated statements of income and comprehensive income, was not significant for the three and nine months ended September 30, 2020 and 2019.

Additionally, the Company has four total return swap contracts, with an aggregate notional amount of $254.9 million, that effectively convert $254.9 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $254.9 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both September 30, 2020 and December 31, 2019. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $2.9 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $7.7 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
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

The Company is subject to various federal, state, and local environmental and other laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current portfolio or on other assets that the Company may acquire in the future, including, without limitation, certain eviction moratoriums and other mandates that have been, or may be, enacted in connection with the COVID-19 pandemic. To the extent that an environmental or other matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2020, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of September 30, 2020, the Company owned or had ownership interests in 247 operating apartment communities, comprising 60,387 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, one operating commercial building, and a development pipeline comprised of three consolidated projects and three unconsolidated joint venture projects.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2020, the Company’s development pipeline was comprised of three consolidated projects under development, three unconsolidated joint venture projects under development, and various predevelopment projects aggregating 1,853 apartment homes, with total incurred costs of $0.9 billion, and estimated remaining project costs of approximately $178.0 million, $125.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $1.1 billion.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2020		As of September 30, 2019
	Apartment Homes	%	Apartment Homes	%
Southern California	22,675	43%	22,674	45%
Northern California	19,319	37%	17,556	35%
Seattle Metro	10,217	20%	10,238	20%
Total	52,211	100%	50,468	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, BEXAEW, BEX II, BEX III, and BEX IV communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Current Material Development – the COVID-19 Pandemic

The United States and other countries around the world are continuing to experience an unprecedented health pandemic related to COVID-19, which has created considerable instability, disruption, and uncertainty. Governmental authorities in impacted regions are taking dramatic and unpredictable actions in an effort to slow COVID-19’s spread. Federal, state and local jurisdictions have issued and revised varying forms of "Shelter-in-Place" orders, halted or restricted public gatherings and restricted business to only those that are considered "essential" or requiring businesses to make changes to their operations in a manner that negatively affects profitability, resulting in extraordinary job losses and related financial impacts that will affect future operations to an unknown extent. Moreover, eviction moratoriums and, laws that limit rent increases during times of emergency and prohibit the ability to collect unpaid rent during certain timeframes, have been enacted in various formats at various levels of government, including regions in which Essex's communities are located, impacting Essex properties. The Company is working to comply with the stated intent of local, county, state and federal laws. In that regard, the Company has implemented a wide range of practices to protect and support its employees and residents. Such measures include:
•closing the Company's corporate offices and instituting “work from home” measures for corporate associates;
•closing leasing offices to non-Essex personnel, reducing on-site staff so that hygiene and “social distancing” standards can be effectively managed and applied, and requiring face coverings to be worn;
•transitioning most public interactions with leasing staff to on-line and telephonic communications;
•increasing cleaning practices for common areas and community amenities and temporarily closing common areas and community amenities or opening with limited hours, limited capacity or by reservation only, depending in part on jurisdictional requirements; and
•delaying the response to maintenance orders in certain circumstances in order to promote the protection of our employees and residents.

Due to the COVID-19 pandemic, some of the Company's residents, their health, their employment, and, thus, their ability to pay rent, have been and may continue to be impacted. To support residents, the Company has implemented the following steps, including, but not limited to:
•assembling a Resident Response Team to effectively and efficiently respond to resident needs and concerns with respect to the pandemic;
•structuring payment plans for residents who are unable to pay their rent as a result of the outbreak and waiving late fees for those residents; and
•establishing the Essex Cares fund for the purpose of supporting the Company’s residents and communities that are experiencing financial hardships caused by the COVID-19 pandemic.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and on the Company's future results in particular, has been, and may continue to be significant. The long-term impact will largely depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, when a vaccine is developed and can be safely and widely distributed and whether employees and employers will continue to promote remote work if and when the pandemic concludes. This includes new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended September 30, 2020 and 2019) increased from 0.4% for the three months ended September 30, 2019 to 2.7% for the three months ended September 2020. The Company has executed some payment plans and will continue to work with residents to execute payment plans related to such cash delinquencies. As part of this process, the Company assessed the collectability reserve attributable to those deferred payments and the anticipated execution of payment plans in the future, which partially mitigated the delinquencies resulting in actual delinquencies as a percentage of scheduled rent for the Company's Same-Property portfolio of 2.0% for the three months ended September 30, 2020. As of September 30, 2020, the increase in delinquencies has not had a material adverse impact to the Company's liquidity position. The Company's average financial occupancy for the Company’s Same-Property portfolio remained consistent at 96.0% for the three months ended September 30, 2020 and 2019.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the nine months ended September 30, 2020 discussed in the "Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.0% for the three months ended September 30, 2020 and 2019. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,
	2020	2019
Southern California	95.9%	96.1%
Northern California	96.2%	95.9%
Seattle Metro	95.9%	95.9%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2020	2019	Change	Change
Same-Property Revenues:
Southern California	21,239	$133,422	$143,877	$(10,455)	(7.3)%
Northern California	15,638	121,474	132,763	(11,289)	(8.5)%
Seattle Metro	10,112	60,062	61,051	(989)	(1.6)%
Total Same-Property Revenues	46,989	314,958	337,691	(22,733)	(6.7)%
Non-Same Property Revenues		53,506	26,813	26,693	99.6%
Total Property Revenues		$368,464	$364,504	$3,960	1.1%

Same-Property Revenues decreased by $22.7 million or 6.7% to $315.0 million in the third quarter of 2020 from $337.7 million in the third quarter of 2019. The decrease was primarily attributable to an additional $16.8 million of cash concessions compared to the prior year period and a decrease of 0.4% in average rental rates from $2,346 per apartment home in the third quarter of 2019 to $2,336 per apartment home in the third quarter of 2020. Additionally, delinquencies as a percentage of scheduled rent increased from 0.4% in the third quarter of 2019 to 2.0% in the third quarter of 2020.

Non-Same Property Revenues increased by $26.7 million or 99.6% to $53.5 million in the third quarter of 2020 from $26.8 million in the third quarter of 2019. The increase was primarily due to revenues generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020, slightly offset by the sale of One South Market in the second quarter of 2020.

Management and other fees from affiliates decreased by $0.1 million or 4.2% to $2.3 million in the third quarter of 2020 from $2.4 million in the third quarter of 2019.

Property operating expenses, excluding real estate taxes increased $5.1 million or 8.1% to $68.0 million for the third quarter of 2020 compared to $62.9 million for the third quarter of 2019, primarily due to an increase of $1.9 million in maintenance and repairs expenses, an increase of $1.5 million in utilities expenses, and an increase of $1.8 million in administrative expenses. The increases were primarily due to expenses generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020. Same-Property operating expenses, excluding real estate taxes, increased by $1.5 million or 2.5% to $60.5 million in the third quarter of 2020 compared to $59.0 million in the third quarter of 2019, primarily due to an increase of $1.0 million in maintenance and repairs expenses and an increase of $0.6 million in utilities expenses offset by a decrease of $0.2 million in administrative expenses.

Real estate taxes increased $5.1 million or 13.0% to $44.4 million for the third quarter of 2020 compared to $39.3 million for the third quarter of 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests, and due to increase in property valuations and tax rates in the Seattle Metro region. Same-Property real estate taxes increased by $2.0 million or 5.6% to $37.6 million in the third quarter of 2020 compared to $35.6 million in the third quarter of 2019, primarily due to an increase in property valuations and tax rates in the Seattle Metro region.

Corporate-level property management expenses remained relatively flat at $8.6 million in the third quarter of 2020 compared to the third quarter of 2019.

Depreciation and amortization expense increased by $9.4 million or 7.8% to $130.2 million for the third quarter of 2020 compared to $120.8 million for the third quarter of 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests.

Interest expense increased by $0.5 million or 0.9% to $55.4 million for the third quarter of 2020 compared to $54.9 million for the third quarter of 2019, primarily due to an increase in average outstanding debt primarily as a result of the issuance of $400.0 million of senior unsecured notes due January 15, 2030 in August 2019, $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, and $600 million of senior unsecured notes due January 15, 2031 and September 1, 2050 in August 2020, which resulted in an increase of $9.2 million interest expense for the third quarter of 2020. Additionally, there was a $3.5 million decrease in capitalized interest in the third quarter of 2020, due to a decrease in development activity as compared to the same period in 2019. These increases to interest expense were partially offset by debt that was paid off or matured, regular principal amortization during and after the third quarter of 2019, and lower average interest rates, which resulted in a decrease in interest expense of $12.2 million for the third quarter of 2020.

Total return swap income of $3.0 million in the third quarter of 2020 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes.

Interest and other income decreased by $2.2 million or 25.3% to $6.5 million for the third quarter of 2020 compared to $8.7 million for the third quarter of 2019, primarily due to a $5.3 million decrease in marketable securities and other income offset by a $3.5 million increase in unrealized gains on marketable securities.

Equity income from co-investments decreased by $6.7 million or 30.9% to $15.0 million for the third quarter of 2020 compared to $21.7 million for the third quarter of 2019, primarily due to a decrease in net unrealized gain of $4.5 million from an unconsolidated co-investment, a decrease of $3.4 million in equity income from co-investments, and a decrease of $1.1 million in income from preferred equity investments including income from early redemptions. The decrease was partially offset by an increase of $2.2 million in gain on sale of co-investment communities.

Loss on early retirement of debt, net of $19.1 million for the third quarter of 2020 was due to the early repayment of $300.0 million of senior unsecured notes, due in August 2022, during the third quarter of 2020.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Our average financial occupancy for the Company's stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the nine months ended September 30, 2020 and 2019) was 95.9% and 96.5% for the nine months ended September 30, 2020 and 2019, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019
Southern California	95.7%	96.5%
Northern California	96.0%	96.5%
Seattle Metro	96.0%	96.4%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2020	2019	Change	Change
Same-Property Revenues:
Southern California	21,239	$415,366	$430,055	$(14,689)	(3.4)%
Northern California	15,638	383,485	395,236	(11,751)	(3.0)%
Seattle Metro	10,112	182,586	180,941	1,645	0.9%
Total Same-Property Revenues	46,989	981,437	1,006,232	(24,795)	(2.5)%
Non-Same Property Revenues		144,926	71,535	73,391	102.6%
Total Property Revenues		$1,126,363	$1,077,767	$48,596	4.5%

Same-Property Revenues decreased by $24.8 million or 2.5% to $981.4 million in the nine months ended September 30, 2020 from $1.0 billion in the nine months ended September 30, 2019. The decrease was primarily attributable to an increase in delinquencies as a percentage of scheduled rent from 0.3% for the nine months ended September 30, 2019 as compared to 1.9% for the nine months ended September 30, 2020 and a decrease of 0.6% in financial occupancy from 96.5% in the nine months ended September 30, 2019 to 95.9% in the nine months ended September 30, 2020

Non-Same Property Revenues increased by $73.4 million or 102.6% to $144.9 million in the nine months ended September 30, 2020 from $71.5 million in the nine months ended September 30, 2019. The increase was primarily due to revenues generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020, slightly offset by the sale of One South Market in the second quarter of 2020.

Management and other fees from affiliates increased by $0.3 million or 4.3% to $7.3 million in the nine months ended September 30, 2020 compared to $7.0 million in the nine months ended September 30, 2019. The increase was primarily due to the addition of The Courtyards at 65th Street, 777 Hamilton, and Velo and Ray communities to the Company's joint venture portfolio in 2019, offset slightly by the disposition of Mosso joint venture community in the fourth quarter of 2019, and by the consolidation of six communities as part of the Company's purchase of CPPIB's 45.0% co-investment interests.
Property operating expenses, excluding real estate taxes increased $16.9 million or 9.4% to $197.3 million for the nine months ended September 30, 2020 compared to $180.4 million for the nine months ended September 30, 2019, primarily due to an increase of $7.1 million in maintenance and repairs expenses, an increase of $5.2 million in utilities expenses, and an increase of $4.6 million in administrative expenses. The increases were primarily due to expenses generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020. Same-Property operating expenses, excluding real estate taxes, increased by $5.0 million or 2.9% to $176.0 million in the nine months ended September 30, 2020 compared to $171.0 million in the nine months ended September 30, 2019, primarily due to an increase of $3.3 million in maintenance and repairs expenses and an increase of $1.9 million in utilities expenses.

Real estate taxes increased $17.4 million or 15.1% to $132.4 million for the nine months ended September 30, 2020, compared to $115.0 million for the nine months ended September 30, 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests. Same-Property real estate taxes increased by $5.3 million or 4.9% to $111.7 million in the nine months ended September 30, 2020 from $106.4 million in the nine months ended September 30, 2019, primarily due to an increase in property valuations and tax rates in Seattle Metro region.

Corporate-level property management expenses increased $0.5 million or 2.0% to $26.0 million in the nine months ended September 30, 2020 compared to $25.5 million in the nine months ended September 30, 2019, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $34.6 million or 9.6% to $395.4 million for the nine months ended September 30, 2020 compared to $360.8 million for the nine months ended September 30, 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests.

Interest expense increased by $2.3 million or 1.4% to $165.0 million for the nine months ended September 30, 2020 compared to $162.7 million for the nine months ended September 30, 2019, primarily due to an increase in average outstanding debt primarily as a result of the issuance of $500.0 million of senior unsecured notes due March 1, 2029 in February and March 2019, $550.0 million of senior unsecured notes due January 15, 2030 in August and October 2019, and $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, and $600 million of senior unsecured notes due January 15, 2031 and September 1, 2050 in August 2020, which resulted in an increase of $28.9 million interest expense for the nine months ended September 30, 2020. Additionally, there was a $6.8 million decrease in capitalized interest in the nine months ended September 30, 2020, due to a decrease in development activity as compared to the same period in 2019. These increases to interest expense were partially offset by debt that was paid off or matured, regular principal amortization during and after the nine months ended September 30, 2019, and lower average interest rates, which resulted in a decrease in interest expense of $33.4 million for the nine months ended September 30, 2020.

Total return swap income of $7.7 million for the nine months ended September 30, 2020 consists of monthly settlements related to the Company's total return swap contracts that were entered into during 2015 in connection with issuing fixed rate tax-exempt mortgage notes.

Interest and other income decreased by $16.6 million or 56.7% to $12.7 million for the nine months ended September 30, 2020 compared to $29.3 million for the nine months ended September 30, 2019, primarily due to a $13.5 million decrease in marketable securities and other income and a $2.1 million decrease in unrealized gains on marketable securities.

Equity income from co-investments decreased by $1.4 million or 2.6% to $53.5 million for the nine months ended September 30, 2020 compared to $54.9 million for the nine months ended September 30, 2019, primarily due to a decrease of $10.2 million in equity income from co-investments. The decrease was offset by an increase of $5.6 million in co-investment promote income, and increase of $2.0 million in income from preferred equity investments including income from early redemptions, and an increase of $1.4 million in gain on sale of co-investment communities.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $1.6 million for the nine months ended September 30, 2020 resulted from a net unrealized gain of $4.7 million from an unconsolidated co-investment in the second quarter of 2020.

Loss on early retirement of debt, net of $23.8 million for the nine months ended September 30, 2020 was due to the early repayment of $297.7 million of secured mortgage notes payable in the first and second quarters of 2020 and the early repayment of $300.0 million of senior unsecured notes during the third quarter of 2020.

Gain on remeasurement of co-investment of $234.7 million for the nine months ended September 30, 2020 resulted from the Company's purchase of CPPIB's 45.0% co-investment interests.

Liquidity and Capital Resources

The United States and other countries around the world are experiencing an unprecedented health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in affected regions are taking extraordinary steps in an effort to slow down the spread of the virus and mitigate its impact on affected populations.

As of September 30, 2020, the Company had $558.4 million of unrestricted cash and cash equivalents and $135.0 million in marketable securities, of which $105.4 million were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2020, Fitch Ratings, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, BBB+/Stable, Baa1/Stable, and BBB+/Stable, respectively.

As of September 30, 2020, the Company had two unsecured lines of credit aggregating $1.24 billion. As of September 30, 2020, there was no amount outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of September 30, 2020. This facility is scheduled to mature in December 2023, with one 18-month extension, exercisable at the Company's option. As of September 30, 2020, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of September 30, 2020. This facility is scheduled to mature in February 2021.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the 2031 Notes, the “Notes”). The 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the 2031 Notes semiannually on January 15 and July 15 of each year, beginning January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including certain unsecured private placement notes, secured mortgage notes, and to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022, and for other general corporate and working capital purposes.

In April 2020, the Company obtained a $200.0 million unsecured term loan with a one-year maturity and two 12-month extension options, exercisable at the Company’s option. The unsecured term loan bears a variable interest rate of LIBOR plus 1.20% and the proceeds were used to repay all remaining consolidated debt maturing in 2020.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB's 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020.

In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes.

In September 2018, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sales agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date. During the nine months ended September 30, 2020, the Company did not issue any shares of common stock through the 2018 ATM Program. As of September 30, 2020, there are no outstanding forward purchase agreements, and $826.6 million of shares remain available to be sold under this program.

In December 2015, the Company’s board of directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In May 2020, the board of directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the nine months ended September 30, 2020, the Company repurchased and retired 985,509 shares of its common stock totaling $223.0 million, including commissions, at an average price of $226.27 per share. As of September 30, 2020, the Company had $203.3 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2020, the Company’s development pipeline was comprised of three consolidated projects under development, three unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,853 apartment homes, with total incurred costs of $0.9 billion, and estimated remaining project costs of approximately $178.0 million, $125.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $1.1 billion.

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

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of September 30, 2020, the Company had ownership interests in three major redevelopment communities aggregating 1,112 apartment homes with estimated redevelopment costs of $109.1 million, of which approximately $5.9 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of September 30, 2020, the Company had an interest in 1,070 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.7 billion. Total estimated remaining costs are approximately $108.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $55.0 million. In addition, the Company had an interest in 8,652 apartment homes of operating communities with joint ventures for a total book value of $363.6 million as of September 30, 2020.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations related to the continued impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations and the impact of any additional measures taken to mitigate the impact of the pandemic, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, including as a result of the COVID-19 pandemic and governmental measures intended to prevent its spread, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the continued impact of the COVID-19 pandemic, which remains inherently uncertain as to duration and severity, and any additional governmental measures taken to limit its spread and other potential future outbreaks of infectious diseases or other health concerns could continue to adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2019, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

(a)historical cost accounting for real estate assets in accordance with U.S. GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on

Funds from Operations "since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves." Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by U.S. GAAP do not reflect the underlying economic realities.

(b)REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate.  The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

Management believes that it has consistently applied the NAREIT definition of FFO to all periods presented. However, there is judgment involved and other REITs’ calculation of FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company’s calculation.

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to common stockholders	$73,661	$99,335	$473,125	$310,468
Adjustments:
Depreciation and amortization	130,202	120,809	395,370	360,842
Gains not included in FFO attributable to common stockholders and unitholders	(24,879)	—	(276,170)	(32,405)
Depreciation and amortization from unconsolidated co-investments	12,883	15,483	38,191	45,304
Noncontrolling interest related to Operating Partnership units	2,593	3,464	16,543	10,863
Depreciation attributable to third party ownership and other	(134)	(242)	(407)	(708)
Funds from operations attributable to common stockholders and unitholders	$194,326	$238,849	$646,652	$694,364
Funds from operations attributable to common stockholders and unitholders per share - diluted	$2.88	$3.50	$9.53	$10.19
Non-core items:
Expensed acquisition and investment related costs	2	13	104	69
Deferred tax expense on unrealized gain on unconsolidated co-investment (1)	—	1,457	1,636	1,457
Gain on sale of marketable securities	(91)	(239)	(124)	(737)
Unrealized (gains) losses on marketable securities	(3,288)	174	(2,215)	(4,280)
Provision for credit losses	3	—	100	—
Equity income from non-core co-investment (2)	213	(4,247)	(4,373)	(4,561)
Interest rate hedge ineffectiveness (3)	—	—	—	181
Loss (gain) on early retirement of debt, net	19,114	(5,475)	23,820	(7,143)
Gain on early retirement of debt from unconsolidated co-investment	—	—	(38)	—
Co-investment promote income	—	—	(6,455)	(809)
Income from early redemption of preferred equity investments	—	(1,699)	(210)	(2,531)
General and administrative and other, net	2,510	—	5,642	—
Insurance reimbursements, legal settlements, and other, net	132	(15)	69	(263)
Core Funds from Operations attributable to common stockholders and unitholders	$212,921	$228,818	$664,608	$675,747
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.15	$3.35	$9.80	$9.92
Weighted average number shares outstanding, diluted (4)	67,495,286	68,229,823	67,837,336	68,117,569

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings from operations	$128,937	$124,039	$379,510	$364,294
Adjustments:
Corporate-level property management expenses	8,619	8,553	26,024	25,451
Depreciation and amortization	130,202	120,809	395,370	360,842
Management and other fees from affiliates	(2,347)	(2,428)	(7,312)	(7,023)
General and administrative	13,310	11,345	42,244	38,731
Expensed acquisition and investment related costs	2	13	104	69
Gain on sale of real estate and land	(22,654)	—	(39,251)	—
NOI	256,069	262,331	796,689	782,364
Less: Non-Same Property NOI	(39,196)	(19,196)	(102,881)	(53,575)
Same-Property NOI	$216,873	$243,135	$693,808	$728,789

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2020, the Company has entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the Company's unsecured term debt. As of September 30, 2020, the Company also had $254.9 million of secured variable rate indebtedness. All of the Company's interest rate swaps are designated as cash flow hedges as of September 30, 2020. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2020. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2020.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$(2,882)	$(1,700)	$(4,092)
Total cash flow hedges	$175,000	2022	$(2,882)	$(1,700)	$(4,092)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $254.9 million that effectively convert $254.9 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at September 30, 2020. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$832	530,940	42,408	602,093	402,177	4,266,884	$5,845,334	$6,019,516
Average interest rate	3.9%	4.3%	3.7%	3.7%	4.0%	3.3%	3.5%
Variable rate debt (1)	$168	713	350,780	200,852	932	251,499	$804,944	$799,645
Average interest rate	1.3%	1.3%	1.8%	1.5%	1.3%	1.1%	1.5%

(1) $175.0 million is subject to interest rate protection agreements ($254.9 million is subject to total return swaps).

The table incorporates only those exposures that exist as of September 30, 2020. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2020, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2020, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2019, which could materially affect the Company's financial condition, results of operations or cash flows. Except as disclosed in "Part II. Item 1A. Risk Factors" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 5, 2020 or as set forth below, there have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely affect our business, financial condition and results of operations.
The outbreak of COVID-19, which has rapidly spread to a growing number of countries, including the United States and the specific regions in which our apartment communities are located, has created considerable instability and disruption in the U.S. and world economies. Considerable uncertainty still surrounds COVID-19, including when the pandemic will conclude and the potential short-term and long-term effects, including but not limited to shifts in consumer housing demand based on geography, affordability, housing type (e.g. multi-family vs. single-family) and unit type (e.g. studio vs. multi-bedroom), mainly resulting from the paradigm shift of work culture and the success of “work from home” models. Moreover, local, state and national measures taken to limit the spread of COVID-19, including “social distancing” and other restrictions on travel, congregation and business operations have already resulted in significant negative economic impacts. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain, but has resulted in increased health issues and mortality rates, increased unemployment, and a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which the Company’s financial condition or operating results will continue to be affected by the COVID-19 pandemic will largely depend on future demand and developments, which are highly uncertain and cannot be accurately predicted.

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
Our properties may also incur significant costs or losses related to legislative mandates, including shelter-in-place orders, business shut-downs, quarantines, infection or other related factors, which may result in a negative impact on our occupancy levels. For example, many companies initially required, and now are continuing to allow, employees to “work from home” for an extended period of time, causing some tenants to relocate farther away from the urban centers temporarily or permanently. Some businesses have been ordered to temporarily shut down, such as indoor dining, which has contributed to the shuttering of some commercial spaces in downtown areas, and the temporary deterioration of neighborhoods in and around some of our urban communities. Moreover, we typically conduct aspects of our leasing activity on-site at our apartment communities. Reductions in the ability and willingness of prospective residents to visit our communities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our properties. Additionally, in connection with an outbreak that directly impacts one or more of our corporate offices or apartment communities, we may experience negative publicity and/or an unwillingness of prospective residents to visit or ultimately choose to live in our communities, which could directly affect our rental revenue. In addition, we have incurred costs associated with protecting our employees and residents and disinfecting our properties and those costs may continue to increase. There may also be an increased risk of litigation due to the effects of the COVID-19 pandemic. To the extent our management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Additionally, we closed our corporate offices and instituted “work from home” measures for our corporate associates, which may impact productivity.

Additionally, market fluctuations as a result of the COVID-19 pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments or re-financing for existing assets on satisfactory terms, or at all. In addition, moratoriums on construction and macro-economic factors have caused some construction delays and may cause construction contractors to be unable to perform, which may cause the delivery date of certain development projects or investments in third-party development projects to be materially extended. Market fluctuations and construction delays experienced by the Company’s third-party mezzanine loan borrowers and preferred equity investment sponsors may also negatively impact their ability to repay the Company. Further, while the Company carries general liability, pollution, and property insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with the COVID-19 pandemic, given the novelty of the issue and the scale of losses incurred throughout the world, there is no guarantee that we will be able to recover all or any portion of our losses and costs under these policies. We may be additionally impacted by changes in legislation relating to insurance coverages with respect to the pandemic, including, but not limited to, workers’ compensation. The occurrence of any of the foregoing events or any other related matters could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

Essex may issue shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP Units and DownREIT units by limited partners or members into shares of common stock. For each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units and DownREIT units, the Operating Partnership issues OP Units to Essex, as required by the partnership agreement. During the three months ended September 30, 2020, Essex did not issue any shares of its common stock.

Stock Repurchases

The following table summarizes the Company's purchases of its common stock during the three months ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1, 2020 - July 31, 2020	121,260	$219.24	121,260	$203.3
Total	121,260	$219.24	121,260	$203.3

(1) In May 2020, the board of directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
4.1
Indenture, dated August 24, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.650% Senior Notes due 2031 and the form for 2.650% Senior Notes due 2050 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 24, 2020, and incorporated herein by reference.

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

Date: October 30, 2020

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 30, 2020

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 30, 2020

By: /s/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 30, 2020

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer