Form 10-K
period 2020-12-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2021-02-19
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Essex Property Trust, Inc.	☒	Essex Portfolio, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Essex Property Trust, Inc.	Yes	☐	No	☒	Essex Portfolio, L.P.	Yes	☐	No	☒

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $14,874,979,309. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on the last trading day preceding such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 17, 2021, 64,994,503 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A in connection with the 2021 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2020.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust ("REIT"), and is the sole general partner of the Operating Partnership. As of December 31, 2020, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership's day-to-day management.

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
iv

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
2020 ANNUAL REPORT ON FORM 10-K

v

PART I
Forward-Looking Statements

•This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act.  Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Forward-Looking Statements."  Actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in Item 1A, Risk Factors of this Form 10-K.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operating results, cash flows and financial conditions.

Risks Related to Our Real Estate Investments and Operations
•General real estate investment risks may adversely affect property income and values.
•Short-term leases expose us to the effects of declining market rents, and the Company may be unable to renew leases or relet units as leases expire.
•National and regional economic environments can negatively impact the Company’s liquidity and operating results.
Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations or expose us to liability.
•The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, and the timing and effectiveness of vaccine distribution, could materially and adversely affect our business, financial condition and results of operations.
•Acquisition of communities as well as development and redevelopment activities each involve various risks and may be delayed, not completed, and/or not achieve expected results.
•Our apartment communities may be subject to unknown or contingent liabilities which could cause us to incur substantial costs, including environmental liabilities or general uninsured losses.
•The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results.
•The Company may experience various increased costs, including increased property taxes or costs associated with complying with legislation, to own and maintain its properties.
•Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for the Company’s communities.
•Investments in mortgages, mezzanine loans, subordinated debt, other real estate, and other marketable securities could adversely affect the Company’s cash flow from operations.
•The Company’s ownership of co-investments could limit the Company’s ability to control such communities and may restrict our ability to finance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated.
•We may pursue acquisitions of other REITs and real estate companies, which may not yield anticipated results and could adversely affect our results of operations.
•Real estate investments are relatively illiquid and, therefore, the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions may be limited.
•The Company may not be able to lease its retail/commercial space consistent with its projections or at market rates.
•Climate change may adversely affect our business.
•Accidental death or severe injuries at our communities due to fires, floods, other natural disasters or hazards could adversely affect our business and results of operations.
•Adverse changes in laws may adversely affect the Company's liabilities and/or operating costs relating to its properties and its operations.
•Failure to succeed in new markets may limit the Company’s growth.
•Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations.
•We rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business and financial condition.
•Reliance on third party software providers to host systems critical to our operations and to provide the Company with data.

Risks Relating to Our Indebtedness and Financings
•Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition. Debt financing has inherent risks, and may result in insufficient cash flow to service debt and fund distributions.
•The indentures governing our notes and other financing arrangements contain restrictive covenants that limit our operating flexibility.
•A downgrade in the Company's investment grade credit rating could materially and adversely affect its business and financial condition.
•The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Risks Related to Personnel
•The Company depends on its key personnel, whose continued service is not guaranteed.
•The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest.
•The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock.

Risks Related to Taxes and REIT Status
•Failure to generate sufficient revenue or other liquidity needs could limit cash flow available for distributions to Essex's stockholders or the Operating Partnership's unitholders.
•The Maryland Business Combination Act and the Company’s governing documents may delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the Company's stock or otherwise be in the best interest of our stockholders.
•Loss of the Company's REIT status would have significant adverse consequences to the Company and the value of the Company's common stock.
•The tax imposed on REITs engaging in "prohibited transactions" may limit the Company’s ability to engage in transactions which would be treated as sales for federal income tax purposes.
•Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by stockholders and may be detrimental to the Company’s ability to raise additional funds through any future sale of its stock.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. ("Essex"), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust ("REIT"). Essex owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the "Operating Partnership" or "EPLP"). Essex is the sole general partner of the Operating Partnership and as of December 31, 2020, had an approximately 96.6% general partnership interest in the Operating Partnership. In this report, the terms the "Company," "we," "us," and "our" also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast of the United States. As of December 31, 2020, the Company owned or had ownership interests in 246 operating apartment communities, aggregating 60,272 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, one operating commercial building, and a development pipeline comprised of three consolidated projects and three unconsolidated joint venture projects aggregating 1,853 apartment homes (collectively, the "Portfolio").

The Company’s website address is http://www.essex.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on its website as soon as practicable after the Company files the reports with the U.S. Securities and Exchange Commission ("SEC"). The information contained on the Company's website shall not be deemed to be incorporated into this report.

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

Business Strategies

Research Driven Approach to Investments – The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge. The Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating markets and focusing on the following strategic criteria:

•Major metropolitan areas that have regional population in excess of one million;
•Constraints on new supply driven by: (i) low availability of developable land sites where competing housing could be economically built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;
•Rental demand enhanced by affordability of rents relative to costs of for-sale housing; and
•Housing demand based on job growth, proximity to jobs, high median incomes and the quality of life including related commuting factors.

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

Property Operations – The Company manages its communities by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•Property Management – Oversee delivery and quality of the housing provided to our tenants and manage the properties financial performance.
•Capital Preservation – The Company's asset management services are responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s communities.
•Business Planning and Control – Comprehensive business plans are implemented in conjunction with significant investment decisions. These plans include benchmarks for future financial performance based on collaborative discussions between on-site managers, the operations leadership team, and senior management.
•Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company’s communities.

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate Interests

Acquisitions are an important component of the Company’s business plan. The table below summarizes acquisition activity for the year ended December 31, 2020 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2020	Purchase Price
CPPIB Portfolio(1)	Various	2,020	100%	EPLP	Q1	$463.4

Total 2020		2,020				$463.4

(1)In January 2020, the Company purchased the joint venture partner's 45% membership interest in a land parcel and six communities representing 2,020 apartment homes based on a total valuation of approximately $1.0 billion.

Dispositions of Real Estate

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all of its communities and sells those which no longer meet its strategic criteria. The Company may use the capital generated from the dispositions to invest in higher-return communities or other real estate investments, or to repay debts. The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will their sale materially affect its ongoing operations. In general, the Company seeks to offset the dilutive impact on long-term earnings and funds from operations from these dispositions through the positive impact of reinvestment of proceeds.

In June 2020, the Company completed a portfolio sale which consisted of two apartment communities with 429 apartment homes, One South Market and Museum Park, both located in San Jose, CA, for a total contract price of $232.0 million, resulting in a gain of $16.6 million for the Company.

In July 2020, the Company sold Delano, a 126 apartment home community located in Redmond, WA, for a total contract price of $51.5 million. The Company recognized a $22.7 million gain on sale.

In October 2020, the Company sold 416 on Broadway, a 115 apartment home community located in Glendale, CA, for a total contract price of $60.0 million. The Company recognized a $25.7 million gain on sale.

Development Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2020, the Company's development pipeline was comprised of three consolidated projects under development and three unconsolidated joint venture projects under development aggregating 1,853 apartment homes, with total incurred costs of $948.0 million, and estimated remaining project costs of approximately $174.0 million, $118.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.1 billion.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2020, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2020
		Essex	Estimated	Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Consolidated
Station Park Green - Phase IV	San Mateo, CA	100%	107	66	94
Mylo	Santa Clara, CA	100%	476	213	226
Wallace on Sunset (2)	Hollywood, CA	100%	200	97	116
Total Development Projects - Consolidated			783	376	436
Development Projects - Joint Venture
Patina at Midtown	San Jose, CA	50%	269	135	148
500 Folsom (3)	San Francisco, CA	50%	537	400	415
Scripps Mesa Apartments (3)	San Diego, CA	51%	264	16	102
Total Development Projects - Joint Venture			1,070	551	665
Predevelopment Projects - Consolidated
Other Projects	Various	100%	—	21	21
Total - Consolidated Predevelopment Projects			—	21	21
Grand Total - Development and Predevelopment Pipeline			1,853	$948	$1,122

(1)Includes costs related to the entire project, including both the Company's and joint venture partners' costs. Includes incurred costs and estimated costs to complete these development projects. For predevelopment projects, only incurred costs are included in estimated costs.
(2)Incurred and estimated project costs for this development is net of cost incurred on the adjacent theatre at the property.
(3)Estimated project cost for this development is net of a projected value for low-income housing tax credit proceeds and the value of the tax exempt bond structure.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, the related apartment community may have less than stabilized operations. As of December 31, 2020, the Company had ownership interests in three major redevelopment communities aggregating 1,112 apartment homes with estimated redevelopment costs of $109.1 million, of which approximately $4.5 million remains to be expended.

Long Term Debt

During 2020, the Company made regularly scheduled principal payments and loan payoffs of $316.2 million to its secured mortgage notes payable at an average interest rate of 4.4%.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of the Canada Pension Plan Investment Board's ("CPPIB" or "CPP") 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020. In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes.

In April 2020, the Company obtained a $200.0 million unsecured term loan with a one-year maturity and two 12-month extension options, exercisable at the Company’s option. The unsecured term loan bears a variable interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.20% and the proceeds were used to repay all remaining consolidated debt maturing in 2020.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the 2031 Notes, the “Notes”). The 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the 2031 Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning on March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including certain unsecured private placement notes, secured mortgage notes, and to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022, and for other general corporate and working capital purposes.

Bank Debt

As of December 31, 2020, Moody’s Investor Service and Standard and Poor's ("S&P") credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

At December 31, 2020, the Company had two unsecured lines of credit aggregating $1.24 billion. The Company's $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, with a scheduled maturity date in December 2023 with one 18-month extension, exercisable at the Company's option. The Company's $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, with a scheduled maturity date in February 2023.

Equity Transactions

During the year ended December 31, 2020, the Company did not issue any shares of common stock through its equity distribution program. As of December 31, 2020, there were no outstanding forward sale agreements, and $826.6 million of shares remain available to be sold under this program.

During the year ended December 31, 2020, the Company repurchased and retired 1,197,190 shares totaling $269.3 million, including commissions. In each of May and December 2020, the board of directors approved the replenishment of the stock repurchase plan such that, as of each of those dates, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result, as of December 31, 2020, the Company had $223.6 million of purchase authority remaining under its $250.0 million stock repurchase plan.

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

HUMAN CAPITAL MANAGEMENT

Company Overview and Values

The Company is headquartered in San Mateo, CA, and has regional offices in Woodland Hills, CA; Irvine, CA; San Diego, CA and Bellevue, WA. As of December 31, 2020, the Company had 1,799 employees, ninety-eight percent (98%) of which were full-time employees, and of which 1,483 employees worked in operations and 316 were employed in the corporate offices. The Company's mission is to create quality communities in premier locations and it is critical to the Company's mission that it attracts, trains and retains a talented and diverse team by providing a better place to work and significant opportunities for professional growth. The Company's culture supports its mission and is guided by its core values: to act with integrity, to care about what matters, to do right with urgency, to lead at every level and to seek fairness. The Company seeks to reinforce those values within its workforce.

Workplace Diversity

The Company undertakes a wide spectrum of initiatives to support a diverse workforce particularly in regards to ethnic, gender and age diversity as well as fair treatment of all our associates. The Company has one of the most diverse workforces among its peers in the real estate industry. As of December 31, 2020, the Company's workforce was approximately 44% Hispanic or Latino, 29% White, 12% Asian, 7% Black or African American, 1% Native Hawaiian or other Pacific Islander, 1% American Indian or Alaska Native, and 6% two or more races. As of December 31, 2020, the Company's workforce was 42% female and 58% male, of which corporate associates were 54% female and on-site operational associates were 40% female. The Company had 365 females in positions of manager or higher, representing 67% of managerial positions. The tables below detail the gender representation by position in the Company and the age diversity of its workforce.

The Company recently implemented additional training programs as well as employee committees to strengthen and further promote diversity, equal opportunity, and fair treatment for all Company associates. In 2019, the Company formed the Diversity and Inclusion Committee, whose chairperson reports directly to the CEO on the Committee’s activities, and further expanded the initiatives and members in 2020. In 2020 the Company formed Women at Essex, an employee-led affinity group, fostering a sense of community and inclusion for a diverse mix of women and men at the Company through discussions and activities that are intended to engage, educate, enable, and empower the Company's employees. All associates are offered training aimed at preventing workplace harassment, including harassment based on age, gender or ethnicity. In 2020, the Company provided 2,850 hours of training covering the foundations of Diversity, Equity & Inclusion and awareness of unconscious bias in the workplace. Additionally, the Company implemented Diversity, Equity & Inclusion listening sessions where associates were invited to engage with one another through sharing personal and professional experiences involving diversity, equity, and inclusion, fostering a more positive and inclusive environment throughout the Company.

The Company is committed to pay equity and conducts a pay equity analysis on an annual basis. The Company's pay equity analysis for 2020 indicated a zero percent (0%) pay gap between men and women.

The Company was awarded the National Association of Real Estate Investment Trusts’ (“NAREIT"), which is the leading REIT industry association, Diversity and Inclusion Corporate Recognition Award for 2020. This annual recognition is designed to recognize strong commitments and outstanding contributions to the advancement of diversity and inclusion within our Company, our professional network, and in the REIT community

Gender Representation by Position	2020
	Male #	Female #	Male %	Female %
Corporate - Top Executives, VPs, Assistant VPs, Directors, & Managers	63	65	49%	51%
Corporate - Below manager position	82	106	44%	56%
Field - Regional Directors/Managers, Community Managers and Assistant Managers	114	299	28%	72%
Field - Leasing Specialists, Leasing Managers, Relationship Reps, Bookkeepers	109	191	36%	64%
Field - Maintenance Supervisors and Techs	562	10	98%	2%
Field - Porter, Landscaper, Painter, Security Guard, Amenities Attendant	110	88	56%	44%

Total Workforce by Age Group	2020
	#	%
<= 25	180	10%
26-35	544	30%
36-45	426	24%
46-55	375	21%
56-65	232	13%
> 65	42	2%

Training and Development

The Company values leadership at every level and demonstrates such value with respect to its associates by providing opportunities for all associates to develop personal and professional skills and by offering programs to encourage employee retention and advancement. In 2020, over 50,000 hours of training and development programs were provided to associates, with our investment in training totaling almost $400,000. These programs include: leadership training, communication training, individual learning plans, Community Manager and Maintenance Manager training, The Berkeley Executive Leadership Program, and mentorship programs. Since its introduction in 2018, over 1,500 on-site associates have participated in our Steps to Success career development program, a learning program that supports associates with their career growth by providing the fundamental knowledge required for success in a particular specialty. Additionally, the Company provides its associates with outside educational benefits by offering an annual $3,000 tuition reimbursement to further support professional growth. To identify, retain and reward top performers, the Company offers a tenure program, which involves a cash gift for every five years of service, as well as excellence awards and a spot bonus recognition program to reward associates for good teamwork, good ideas and good service. The Company encourages internal promotions and hiring for open positions. In 2020, the Company promoted 10% of its employees to higher positions in the Company. Additionally, the Company engages in succession planning for its leadership and managerial positions and its executive team identifies and mentors the Company's top talent in order to ensure strong leadership at the Company for the future.

Employee Well-Being

The Company's compensation and benefits program and safety practices further reinforce its commitment to investing in the well-being of its associates while ensuring that its employees are fairly incentivized to ensure fulfillment of the Company’s mission. The Company offers competitive compensation and a standard suite of benefits, including health insurance, a retirement plan with a $6,000 annual matching benefit, life and disability coverage, and commuter benefits. Additionally, the Company offers a housing discount for associates that live at Company communities, and additionally offers retirement support, associate discount programs, and health benefit credits for participation in wellness programs. The Company engages in an annual compensation study to ensure that its compensation is aligned with market standards and that the Company is appropriately compensating its top performers. In 2019, the Company accomplished its goal of raising the minimum wage for all associates to $15 per hour.

Providing a safe working environment and ensuring employee safety is imperative to the Company. The Company has safety policies in place that coincide with an Injury & Illness Prevention Program, which seeks to prevent workplace accidents and protect the health and safety of the Company's associates. In 2020, the Company provided safety training to Community Managers, Maintenance Supervisors, and Maintenance Technicians on topics including Industrial Safety and Health, Confined Space Awareness, Electrical Safety and Protection, Active Shooter Event, Fire Extinguishing, Safety Data Sheets, Safe Lifting the E-Way, Ladder Safety, and Heat Stress in the Workplace.

As an essential business operating in 2020, the Company's on-site teams supported its residents by providing administrative, operational and maintenance assistance during the COVID-19 pandemic. In order to best protect and support the Company's associates working on-site, the Company spent over $4.1 million on new COVID-19 related protocols and other costs. The Company undertook various COVID-19 safety measures, including implementing work from home where possible, purchasing personal protective equipment and establishing physical distancing and other health safety procedures for its on-site employees, providing paid leave to employees affected by COVID-19, increasing cleaning protocols at its sites and offices, prohibiting all non-essential work-related travel, requiring masks to be worn at all offices and when entering resident homes, and providing regular communication about COVID-19 impacts and protocols to its associates. Keeping the Company's associates healthy and safe continues to be critical, and the Company hopes its actions contributed toward minimizing the impact of the COVID-19 pandemic.

Community and Social Impact

The Company believes volunteering can create positive change in the communities where our associates live and work and that the Company's commitment to giving back helps it attract and retain associates. The Company's Essex Volunteer Program is aimed at supporting and encouraging eligible associates to become actively involved in their communities through the Company's support of charity initiatives and offering paid hours for volunteer time. Additionally, in 2020 the Company established the Essex Cares program for the purpose of supporting the Company’s residents and communities that are experiencing financial hardships caused by the COVID-19 pandemic

Essex raised over $400,000 through employee and director contributions and the Company committed $3,000,000, raising a total fund in 2020 of $3.4 million and began making donations to our residents in need. Additionally, in 2020, Essex established an Employee Emergency Relief Program, which is designed to provide contributions to employees and families experiencing hardships such as a death or disability.

Employee Engagement

In order to engage and promote communication with our associates and solicit meaningful feedback on our efforts to create a positive work environment, the Company has issued engagement surveys to all associates annually, and has begun transitioning to a shorter and more frequent pulse survey format in 2020. The results of the 2020 survey indicate that 93% of surveyed associates consider that their day-to-day work directly impacts the Company’s mission and vision, 91% believe that their opinions and ideas matter at Essex, and 93% feel that the Company supports diversity, equity and inclusion in the workplace.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and property losses. As of December 31, 2020, PWI had cash and marketable securities of approximately $152.8 million, and is consolidated in the Company's financial statements.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2021.

The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates, stock price, and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, "Risks Related to Real Estate Investments and Our Operations - The Company’s Portfolio may have environmental liabilities" in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations, which discussion is incorporated by reference into this Item 1.

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
Risks Related to Our Real Estate Investments and Operations

General real estate investment risks may adversely affect property income and values. Real estate investments are subject to a variety of risks. If the communities and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders will be adversely affected. Income from the communities may be further adversely affected by, among other things, the following factors:
•changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and wages and the local economy;
•local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;
•adverse economic or market conditions due to the COVID-19 pandemic leading to a temporary or permanent move by tenants and/or prospective tenants from locations in which our communities are located;
•the attractiveness and desirability of our communities to tenants, including, without limitation, the size and amenity offerings of our units, our technology offerings and our ability to identify and cost effectively implement new, relevant technologies, and to keep up with constantly changing consumer demand for the latest innovations, including any increased requirements due to the significant increase in the number of people who continue to “work from home”;
•inflationary environments in which the costs to operate and maintain communities increase at a rate greater than our ability to increase rents, or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases;
•competition from other available housing alternatives;
•changes in rent control or stabilization laws or other laws regulating housing and other increasing regulations on people and businesses in locations where our communicates are located;
•the Company’s ability to provide for adequate maintenance and insurance;
•declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
•any decline in or tenants' perceptions of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located; and
•changes in interest rates and availability of financing.

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

National and regional economic environments can negatively impact the Company’s liquidity and operating results. The Company's forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of a recession or other negative economic effects, including as a result of the COVID-19 pandemic, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. Any such recession or similar event may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not experience increases in their income, they may be unable or unwilling to pay rent increases, and delinquencies in rent payments and rent defaults may increase.

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations or expose us to liability. The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, laws benefiting disabled persons, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company's business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with any or all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants, and/or may have to decrease rents in order to comply with such requirements. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures to address noncompliance, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, and the timing and effectiveness of vaccine distribution, could materially and adversely affect our business, financial condition and results of operations. The outbreak of COVID-19, which is present in nearly all regions around the world, including the United States and the specific regions in which our apartment communities are located, has created considerable instability and disruption in the U.S. and world economies. Considerable uncertainty still surrounds COVID-19, including when the pandemic will conclude, how quickly vaccines can be safely and widely distributed, the effectiveness of such vaccines, and the potential short-term and long-term effects, including but not limited to shifts in consumer housing demand based on geography, affordability, housing type (e.g. multi-family vs. single-family) and unit type (e.g. studio vs. multi-bedroom), mainly resulting from the paradigm shift of work culture, the decentralization of corporate headquarters and the success of “work from home” models. Moreover, local, state and national measures taken to limit the spread of COVID-19, including “social distancing” and other restrictions on travel, congregation and business operations have already resulted in significant negative economic impacts. The prolonged impact of COVID-19 on the U.S. and world economies remains uncertain, but has resulted in increased health issues and mortality rates, increased unemployment, and a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which the Company’s financial condition or operating results will continue to be affected by the COVID-19 pandemic will largely depend on future demand and developments, which are highly uncertain and cannot be accurately predicted.

The Company’s operating results depend, in large part, on revenues derived from leasing space in our apartment communities to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have, and may continue to, adversely affect our returns and profitability. As a result, our ability to make distributions to Essex’s stockholders and the Operating Partnership’s unitholders may be compromised and we could experience volatility with respect to the market value of our properties and common stock and Operating Partnership units. The spread of COVID-19 has resulted in increases in unemployment and mass layoffs, and some tenants have experienced deteriorating financial conditions and are unwilling or unable to pay all or part of their rent on a timely basis, or at all, and, the continued spread of COVID-19 as well as a sustained economic downturn may result in further increases or sustainment of these situations. In some cases, we may be legally required to or otherwise agree to restructure tenants’ rent obligations, and may not be able to do so on terms as favorable to us as those currently in place. Furthermore, various city, county and state laws restricting rent increases in times of emergency have come into effect in connection with the COVID-19 pandemic, and numerous state, local, federal and industry-initiated efforts have and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations or prohibitions on evicting tenants unwilling or unable to pay rent and prohibitions on the ability to collect unpaid rent during certain timeframes. Additionally, eviction moratoriums have passed in various formats at every level of government and while the Company strives to comply, given some of the conflicting standards and unclear requirements, strict compliance might be difficult. Some residents’ views about their obligations to pay rent, even when financially capable of meeting their rent obligation, have shifted away from viewing rent as a primary and necessary financial obligation, and this shift may continue or worsen as a result of the eviction moratoriums and the various laws affecting our abilities to collect rent. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property, and have limited ability to renew existing leases or sign new leases at projected rents.

Our properties may also incur significant costs or losses related to legislative mandates, including shelter-in-place orders, business shut-downs, quarantines, infection or other related factors, which may result in a negative impact on our occupancy levels. For example, many companies initially required, and now are continuing to allow or require, employees to “work from home” for an extended period of time, causing some tenants to move away from the urban centers temporarily or permanently. Some businesses have been ordered to temporarily shut down, such as indoor dining, and many have permanently closed due to deteriorating economic conditions, which has contributed to the shuttering of some commercial spaces in downtown areas, and the temporary, or possibly permanent, deterioration of neighborhoods in and around some of our urban communities, which may be further worsened by increases in homelessness and crime as a result of the effects of the pandemic on some individuals and communities. Moreover, we typically conduct aspects of our leasing activity on-site at our apartment communities. Reductions in the ability and willingness of prospective residents to visit our communities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our properties. Additionally, in connection with an outbreak that directly impacts one or more of our corporate offices or apartment communities, we may experience negative publicity and/or an unwillingness of prospective residents to visit or ultimately choose to live in our communities, which could directly affect our rental revenue. In addition, we have incurred costs associated with protecting our employees and residents, including the purchase of personal protective equipment and disinfecting our properties, and those costs may continue to increase. There may also be an increased risk of material litigation due to the effects of the COVID-19 pandemic, including litigation brought by our residents or employees. To the extent our management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Additionally, our corporate offices remain closed as we have instituted “work from home” measures for our corporate associates, which may impact productivity and our employees’ overall mental health.

Additionally, market fluctuations as a result of the COVID-19 pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments or re-financing for existing assets on satisfactory terms, or at all. In addition, moratoriums on construction and macro-economic factors have caused some construction delays and may cause construction contractors to be unable to perform and governmental inspections and approvals to be delayed or postponed, which may cause the delivery date of certain development projects or investments in third-party development projects to be materially extended. Market fluctuations and construction delays experienced by the Company’s third-party mezzanine loan borrowers and preferred equity investment sponsors may also negatively impact their ability to repay the Company. Further, while the Company carries general liability, pollution, and property insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with the COVID-19 pandemic, given the novelty of the issue and the scale of losses incurred throughout the world, there is no guarantee that we will be able to recover all or any portion of our losses and costs under these policies. We may be additionally impacted by changes in legislation relating to insurance coverages with respect to the pandemic, including, but not limited to, workers’ compensation. The occurrence of any of the foregoing events or any other related matters could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the timing of distribution and effectiveness of vaccines and the willingness and ability of the public to get vaccinated in a timely manner, and the direct and indirect economic effects of the pandemic and related containment measures, among others. However, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition and results of operations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this Annual Report on Form 10-K. In addition, if in the future there is a further outbreak of COVID-19 or a variation thereof, an outbreak of another highly infectious or contagious disease or other health concern, the Company and our properties may be subject to similar risks as posed by COVID-19.

Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company intends to continue to acquire apartment communities. However, there are risks that acquisitions will fail to meet the Company’s expectations. The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate. Uncertainty related to the unknown short- and long-term economic and behavioral impacts of the COVID-19 pandemic make forecasting rental rates and occupancies more difficult, and assets the Company acquires may not perform as expected. In addition, following an acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown liabilities, which could ultimately lead to material costs for us that we did not expect to incur. The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or joint ventures or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received and/or the timing of which may be delayed from the Company’s expectations. The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations, and redevelopment projects as existing properties owned or recently acquired that have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. As of December 31, 2020, the Company had three consolidated development projects and three unconsolidated joint venture development projects comprised of 1,853 apartment homes for an estimated cost of $1.1 billion, of which $174.0 million remains to be expended, and $118.0 million is the Company's share. In addition, at December 31, 2020, the Company had ownership interests in three major redevelopment projects aggregating 1,112 apartment homes with estimated redevelopment costs of $109.1 million, of which approximately $4.5 million remains to be expended.
The Company’s development and redevelopment activities generally entail certain risks, including, among others:
•funds may be expended and management's time devoted to projects that may not be completed on time or at all;
•construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage, municipal office closures and staff shortages, government recommended or mandated work stoppages due to health concerns, or environmental remediation;
•occupancy rates and rents at a completed project may be less than anticipated;
•expenses at completed development or redevelopment projects may be higher than anticipated, including, without limitation, due to costs of litigation over construction contracts by general contractors, environmental remediation or increased costs for labor, materials and leasing;
•we may be unable to obtain, or experience a delay in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities;
•we may be unable to obtain financing with favorable terms, or at all, for the proposed development or redevelopment of a community, which may cause us to delay or abandon an opportunity; and
•we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements.)

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
Our apartment communities may be subject to unknown or contingent liabilities which could cause us to incur substantial costs. The properties that the Company owns or may acquire are or may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sales of the properties may not survive the closing of the transactions. While the Company seeks to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment communities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our business, financial condition and results of operations.

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the year ended December 31, 2020, from the Company’s communities concentrated in Southern California (primarily Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2020, 81% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

•the economic climate, which may be adversely impacted by a reduction in job growth or income levels, industry slowdowns, changing demographics and other factors;
•local conditions, such as oversupply of, or reduced demand for, apartment homes;
•rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs, or the inability or unwillingness of tenants to pay rent increases;
•competition from other available apartments and other housing alternatives and changes in market rental rates;
•economic conditions that could cause an increase in our operating expenses, including increases in property taxes, utilities and routine maintenance; and
•regional specific acts of nature (e.g., earthquakes, fires, floods, etc.).

Because the Company’s communities are primarily located in Southern California, Northern California and the Seattle metropolitan area, the Company is exposed to greater economic concentration risks than if it owned a more geographically diverse portfolio. The Company is susceptible to adverse developments in California and Washington economic and regulatory environments, such as increases in real estate and other taxes, and increased costs of complying with governmental regulations. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for the Company’s communities. Recently, California has also experienced increased relocation out of the state, including as a result of the regulatory landscape and the COVID-19 pandemic. Any adverse developments in the economy or real estate markets in California or Washington, or any decrease in demand for the Company’s communities resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations.

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Our real estate taxes in Washington could increase as a result of property value reassessments or increased property tax rates in that state. A current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Proposition 13, property tax reassessment generally occurs as a result of a "change in ownership" of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a "change in ownership" or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property and/or introduce split tax roll legislation. Such initiatives, if successful, could increase the assessed value and/or tax rates applicable to commercial property in California, including our apartment communities. Further, changes in U.S. federal tax law could cause state and local governments to alter their taxation of real property.

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

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting tenants. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which our communities are located. Competitive housing in a particular area and fluctuations in cost of owner-occupied single- and multifamily homes caused by a decrease in housing prices, mortgage interest rates and/or government programs to promote home ownership or create additional rental and/or other types of housing, or an increase in desire for more space due to work from home needs or increased time spent at home due to COVID-19, could adversely affect the Company’s ability to retain its tenants, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other companies, REITs, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in prices and costs of apartment communities that the Company acquires and/or develops.

Investments in mortgages, mezzanine loans, subordinated debt, other real estate, and other marketable securities could adversely affect the Company’s cash flow from operations. The Company may purchase or otherwise invest in securities issued by entities which own real estate and/or invest in mortgages or unsecured debt obligations. Such mortgages may be first, second or third mortgages, and these mortgages and/or other investments may not be insured or otherwise guaranteed. The Company may make or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity or entities that owns the interest in the entity owning the property. In general, investments in mortgages include the following risks:
•that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;
•the borrower may not pay indebtedness under the mortgage when due, requiring the Company to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;
•that interest rates payable on the mortgages may be lower than the Company’s cost of funds;
•in the case of junior mortgages, that foreclosure of a senior mortgage could eliminate the junior mortgage;
•delays in the collection of principal and interest if a borrower claims bankruptcy; and
•unanticipated early prepayments may limit the Company’s expected return on its investment.

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
The Company has entered into, and may continue in the future to enter into, certain co-investments, including joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. As of December 31, 2020, the Company had, through several joint ventures, an interest in 8,652 apartment homes in stabilized operating communities for a total book value of $358.3 million.

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
Real estate investments are relatively illiquid and, therefore, the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions may be limited. Real estate investments are illiquid and, in our markets, can at times be difficult to sell at prices we find acceptable. We may be unable to consummate dispositions of properties or interests in properties in a timely manner, on attractive terms, or at all. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions, which could have a material adverse effect on our financial condition and results of operations. In addition, if we are found to have held, acquired or developed a community as inventory or primarily for sale to customers in the ordinary course of business, federal tax laws may limit our ability to sell the community without incurring a 100% tax on the gain on the sale of the community and potentially adversely impacting our status as a REIT unless we own the community through one of our taxable REIT subsidiaries ("TRSs").

The Company may not be able to lease its retail/commercial space consistent with its projections or at market rates. The Company has retail/commercial space in its portfolio, which represents approximately 1% of our total revenue. The retail/commercial space at our properties, among other things, serves as an additional amenity for our tenants. The long term nature of our retail/commercial leases, and the characteristics of many of our retail/commercial tenants (small, local businesses), may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates, and the longer term leases for existing space could result in below market rents over time. Also, when leases for our existing retail/commercial space expire, the space may not be relet on a timely basis, or at all, or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience long term government-mandated closures of their businesses or other substantial restrictions on their operations due to the impact of COVID-19 or otherwise, financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.
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

California has enacted legislation, commonly referred to as "Proposition 65," requiring that covered businesses provide "clear and reasonable" warnings before knowingly exposing persons to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke. The legislation allows private persons to sue to enforce this warning requirement and recover their legal fees and costs for doing so. Although the Company has sought to comply with Proposition 65 requirements where it appears applicable, we cannot assure you that the Company will not be adversely affected by private enforcement litigation relating to Proposition 65.
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

The Company may incur general uninsured losses or may experience market conditions that impact the procurement of certain insurance policies. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, fires and floods that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums the Company pays for coverage against property and casualty claims. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses for some of the communities in its portfolio. As of December 31, 2020, PWI, which is consolidated in the Company's financial statements, had cash and marketable securities of approximately $152.8 million. The value of the marketable securities of PWI could decline, and if a decline in value were to occur, PWI's ability to cover all or any portion of the amount of any insured losses could be adversely affected.

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

The Company carries other types of insurance coverage related to a variety of risks and exposures, including cyber risk insurance. There has been a reduction in the number of insurance companies in the market offering certain types of insurance the Company has previously purchased and premiums have materially increased for certain types of insurance coverage. Based on market conditions, the Company may change or potentially eliminate insurance coverages, or increase levels of self-insurance. Further, we cannot assure you that the Company will not incur losses, which could be material, due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

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

Climate change may adversely affect our business. To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our communities located in these areas or affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected, and may negatively impact the types and pricing of insurance the Company is able to procure.

Our properties are located along the West Coast of the United States. To the extent climate change causes changes in weather patterns, the regions where our communities are located could experience increases in storm intensity, rising sea levels and/or drought frequency. Over time, such conditions could result in reduced demand for housing in areas where our communities are located and increased costs related to further developing our communities to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance.

In addition, changes in federal, state and local legislation and regulation on climate change could result in increased operating costs (for example, increased utility costs) and/or increased capital expenditures to improve the energy efficiency of our existing communities and could also require us to spend more on our new development communities without a corresponding increase in revenue. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions, including the California energy efficiency standards, referred to as Title 24 or The Building Energy Efficiency Standards. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements in the future could increase the costs of maintaining or improving our existing properties or developing properties (for example, requiring retrofits of existing properties to improve their energy efficiency and/or resistance to inclement weather) without creating corresponding increase in revenue, resulting in adverse impacts to our operating results. Further, the impact of climate change may increase the cost of, or make unavailable, property insurance or other hazard insurance on terms we find acceptable or necessary to adequately protect our properties.

Accidental death or severe injuries at our communities due to fires, floods, other natural disasters or hazards could adversely affect our business and results of operations. The accidental death or severe injuries of persons living in our communities due to fires, floods, other natural disasters or hazards could have a material adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where any such events have occurred, which could have a material adverse effect on our business and results of operations.

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

Failure to succeed in new markets may limit the Company’s growth. The Company may make acquisitions or commence development activity outside of its existing market areas if appropriate opportunities arise. The Company’s historical experience in its existing markets does not ensure that it will be able to operate successfully in new markets. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include, among others:

•an inability to evaluate accurately local apartment market conditions and local economies;
•an inability to identify appropriate acquisition opportunities or to obtain land for development;
•an inability to hire and retain key personnel; and
•lack of familiarity with local governmental and permitting procedures.

Current volatility in market and economic conditions may impact the accuracy of the various estimates used in the preparation of our financial statements and footnotes to the financial statements. Various estimates are used in the preparation of our financial statements, including estimates related to the fair value of tangible and intangible assets and the carrying value of our real estate investments. Often these estimates require the use of local market knowledge and data that is difficult to assess, as well as estimates of future cash flows associated with our real estate investments that can also be difficult to accurately predict. The uncertainty surrounding the short- and long-term impacts of COVID-19 have increased the difficulty in preparing these estimates. Although our management believes it has been prudent and used reasonable judgment in making these estimates, it is possible that actual results may differ materially from these estimates.

Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations. Our business and reputation depend on providing tenants with quality housing with highly reliable services, including with respect to water and electric power, along with the consistent operation of our communities, including a wide variety of amenities such as covered parking, swimming pools, clubhouses with fitness facilities, playground areas, tennis courts and similar features. Public utilities, especially those that provide water and electric power, are fundamental for the consistent operation of our communities. The delayed delivery or any material reduction or prolonged interruption of these services may cause tenants to terminate their leases, or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including government mandated closures due to health concerns, mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism or similar events. Additionally, residents may choose not to use such facilities or amenities as a matter of social distancing or for other reasons, which may cause our communities to become less appealing to such residents. Such service interruptions, closures or lack of use of facilities, mechanical failures or other events may also expose us to additional liability claims and damage our reputation and brand, and could cause tenants to terminate or not renew their leases, or prospective tenants to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could adversely affect our business, financial condition and results of operations.
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
Reliance on third party software providers to host systems critical to our operations and to provide the Company with data. We rely on certain key software vendors to support business practices critical to our operations, including the collection of rent and ancillary income and communication with our tenants, and to provide us with data, including data we use to set our rents and predict occupancies. The market is currently experiencing a consolidation of these software vendors particularly in the multi-family space, which may negatively impact the Company’s choice of vendor and pricing options. Moreover, if any of these key vendors were to terminate our relationship or access to data, or to fail, we could suffer losses while we sought to replace the services and information provided by the vendors.
Risks Related to Our Indebtedness and Financings

Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition. In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to the Company may be adversely affected. Our current balance sheet, the debt capacity available on the unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers such as Fannie Mae and Freddie Mac provide some insulation from volatile capital markets. We primarily use external financing, including sales of debt and equity securities, to fund acquisitions, developments, and redevelopments and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or distributing less than 100% of our REIT taxable income. In general, to the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing without a corresponding change to investment cap rates) the Company’s ability to make acquisitions, develop or redevelop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely affected, which would impact the Company's financial standing and related credit rating. In addition, if our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of our liquidity, which, in the case of secured financings, could result in lender foreclosure on the apartment communities securing such debt.

Debt financing has inherent risks. At December 31, 2020, the Company had approximately $6.3 billion of indebtedness (including $775.1 million of variable rate indebtedness, of which $175.0 million is subject to an interest rate swap effectively fixing the interest rate on $175.0 million in debt). The Company is subject to the risks normally associated with debt financing, including, among others, the following:
•cash flow may not be sufficient to meet required payments of principal and interest;
•inability to refinance maturing indebtedness on encumbered apartment communities;
•inability to comply with debt covenants could trigger cash management provisions limiting our ability to control cash flows, cause defaults, or an acceleration of maturity dates; and
•paying debt before the scheduled maturity date could result in prepayment penalties.

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
As of December 31, 2020, the Company had 12 consolidated communities encumbered by debt. With respect to such communities, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and, if debt payment obligations are not met, lenders may seek foreclosure of communities, or may appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies which would reduce the Company’s income and net asset value, and its ability to service other debt. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements.

Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. At December 31, 2020, the Company had approximately $225.1 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. If the compliance requirements of the tax-exempt financing restrict our ability to increase our rental rates to low or moderate income tenants, or eligible/qualified tenants, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweigh any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to decrease its rental rates to attract tenants who satisfy the median income test. If the Company does not reserve the required number of apartment homes for tenants satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Notwithstanding the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below market rent requirements imposed by local authorities in connection with the original development of the community.

The indentures governing our notes and other financing arrangements contain restrictive covenants that limit our operating flexibility. The indentures that govern our publicly registered notes contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interests, including restrictions on our ability to:
•consummate a merger, consolidation or sale of all or substantially all of our assets; and
•incur additional secured and unsecured indebtedness.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may materially adversely affect us. The interest rate on certain of the Company’s secured and unsecured debt obligations, including the Company’s two unsecured lines of credit, is based on the LIBOR. In July 2017, the United Kingdom regulator that regulates

LIBOR announced its intention to phase out LIBOR rates by the end of 2021. On November 30, 2020, the United Kingdom regulator announced its intentions, subject to confirmation following an early December consultation, to cease the publication of the one week and two month U.S. dollar LIBOR immediately following the December 31, 2021 publications, and the remaining U.S. dollar LIBOR tenors immediately following the June 30, 2023 publications. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom, the United States or elsewhere. Any changes in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in LIBOR. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on certain of the Company’s debt obligations could change. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition and results of operations.

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

Risks Related to Personnel

The Company depends on its key personnel, whose continued service is not guaranteed. The Company’s success depends on its ability to attract, train and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the departure of any of the Company’s key personnel could have an adverse effect on the Company. While the Company engages in regular succession planning for key positions, the Company’s plans may be impacted and therefore adjusted due to the departure of any key personnel.

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

The influence of executive officers, directors, and significant stockholders may be detrimental to holders of common stock. As of December 31, 2020, Mr. Marcus wholly or partially owned approximately 1.9 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships, indirectly held shares of common stock and assuming exercise of all vested options). Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.
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

Risks Related to Taxes and Status as a REIT

Failure to generate sufficient revenue or other liquidity needs and impacts of economic conditions could limit cash flow available for dividend distributions, as well as the form and timing of such distributions, to Essex's stockholders or the Operating Partnership's unitholders. A decrease in rental revenue, or liquidity needs such as the repayment of indebtedness or funding of our acquisition and development activities, could have an adverse effect on our ability to pay distributions to Essex's stockholders or the Operating Partnership's unitholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community. The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.

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

The Maryland Business Combination Act may delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the Company's stock or otherwise be in the best interest of our stockholders. Under the Maryland General Corporation Law, certain "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock of the corporation. The law also requires a two supermajority stockholder votes for such transactions. This means that the transaction must be approved by at least:

•80% of the votes entitled to be cast by holders of outstanding voting shares; and
•two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

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

The Company’s Charter and Bylaws as well as Maryland General Corporation Law also contain other provisions that may impede various actions by stockholders without approval of Essex’s Board of Directors, and that in turn may delay, defer or prevent a transaction, including a change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company's stockholders. Those provisions include, among others:
•directors may be removed by stockholders, without cause, only upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of the directors, and with cause, only upon the affirmative vote of a majority of the votes entitled to be cast generally in the election of the directors;
•Essex’s Board of Directors can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors and Essex's Board of Directors can classify the board such that the entire board is not up for re-election annually;
•stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and
•for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

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

For example, in order to qualify as a REIT, at least 95% of our gross income in each year must be derived from qualifying sources, and we must pay distributions to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax on the Company’s taxable income (and the Company could be subject to the federal alternative minimum tax for taxable years prior to 2018), and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify, unless we are entitled to relief under statutory provisions. The additional tax liability would reduce its net earnings available for investment or distribution to Essex stockholders and Operating Partnership unitholders, and the Company would no longer be required to make distributions to its stockholders for the purpose of maintaining REIT status. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and could adversely affect the value and market price of the Company’s common stock.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

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

The Company’s ownership of TRSs is subject to certain restrictions, and it will be required to pay a 100% penalty tax on certain income or deductions if transactions with the Company’s TRSs are not conducted on arm’s length terms. The Company has established several TRSs. The TRSs must pay U.S. federal income tax on their taxable income as a regular C corporation. While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurances that it will successfully achieve that result. Furthermore, the Company may be subject to a 100% penalty tax, to the extent dealings between the Company and its TRSs are not deemed to be arm’s length in nature. The Company intends that its dealings with its TRSs will be on an arm’s length basis. No assurances can be given, however, that the Internal Revenue Service will not assert a contrary position.

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

If the Operating Partnership failed to qualify as a partnership for federal income tax purposes, the Company could cease to qualify as a REIT and suffer other adverse consequences. The Company believes that the Operating Partnership will continue to be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners is required to pay tax on the partner’s allocable share of the income of the Operating Partnership. No assurances can be given, however, that the Internal Revenue Service will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in treating the Operating Partnership as a corporation for U.S. federal income tax purposes, the Company could fail to meet the income tests and/or the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and distribution to its partners, including us.

Partnership tax audit rules could have a material adverse effect on us. Under current federal partnership tax audit rules, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest would be required to pay additional taxes, interest, and penalties as a result of an audit adjustment. We, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though Essex, as a REIT, may not otherwise have been required to pay additional corporate‑level taxes had we owned the assets of the partnership directly. The partnership tax audit rules apply to Essex Portfolio, L.P. and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. There can be no assurance that these rules will not have a material adverse effect on us.

General Risks

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

The price per share of the Company’s stock may fluctuate significantly. The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including without limitation:
•regional, national and global economic conditions;
•actual or anticipated variations in the Company’s quarterly operating results or dividends;
•changes in the Company’s funds from operations or earnings estimates;
•issuances of common stock, preferred stock or convertible debt securities, or the perception that such issuances might occur;
•publication of research reports about the Company or the real estate industry;
•the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate based companies);
•general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of the Company’s stock to demand a higher annual yield from dividends;
•shifts in our investor base to a higher concentration of passive investors such as exchange traded fund and index funds, which may adversely affect our ability to communicate effectively with our investors;
•the resale of substantial amounts of the Company's stock, or the anticipation of such resale, by large holders of our securities;
•availability of capital markets and cost of capital;
•a change in analyst ratings or the Company’s credit ratings;
•terrorist activity adversely affecting the markets in which the Company’s securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending;
•hazards such as natural disasters like earthquakes, wildfires, landslides or flooding; terrorism; an active shooter at a property or corporate office; an incident involving multiple key members of the executive team; or an epidemic or pandemic;
•changes in public policy and tax law; and
•the issuance of ratings and scores related to corporate social responsibility ("CSR") and environmental, social and governance ("ESG") reports and disclosures.

Many of the factors listed above are beyond the Company’s control. These factors may cause the market price of shares of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could be dilutive to current stockholders and adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company could issue and sell common stock, preferred stock and convertible debt securities. The Company may in the future sell further shares of common stock, including pursuant to its equity distribution program with Citigroup Global Markets Inc., Barclays Capital Inc., BNP Paribas Securities Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., and Scotia Capital (USA) Inc.

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

Corporate responsibility, specifically related to ESG factors, may impose additional costs and expose us to new risks. The Company and many of its investors and potential investors are focused on corporate responsibility, specifically related to ESG factors. Some investors may use ESG factors to guide their investment strategies. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability efforts and/or score when making an investment decision. In addition, investors, particularly institutional investors, may use ESG or sustainability scores to benchmark companies against their peers. Although the Company makes ESG disclosures and undertakes sustainability and diversity initiatives, there can be no assurance that the Company will score highly on ESG matters in the future. In addition, the criteria by which companies are rated may change, which could cause the Company to perform differently or worse than it has in the past. The Company may face reputational damage in the event its corporate responsibility procedures or standards do not meet the standards set by various constituencies. The occurrence of any of the foregoing could have an adverse effect on the price of the Company’s stock and the Company’s business, financial condition and results of operations, including increased development costs, capital expenditures and operating expenses.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s portfolio as of December 31, 2020 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 246 stabilized operating apartment communities (comprising 60,272 apartment homes), of which 26,581 apartment homes are located in Southern California, 21,584 apartment homes are located in Northern California, and 12,107 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.4% of the Company’s revenues for the year ended December 31, 2020.

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

Communities

The Company’s communities are primarily urban and suburban high density wood frame communities comprising of three to seven stories above grade construction with structured parking situated on 1-10 acres of land with densities averaging between 30-80+ units per acre. As of December 31, 2020, the Company’s communities include 103 garden-style, 134 mid-rise, and 9 high-rise communities. Garden-style communities are generally defined as on-grade properties with two and/or three-story buildings with no structured parking while mid-rise communities are generally defined as properties with three to seven story buildings and some structured parking. High-rise communities are typically defined as properties with buildings that are greater than seven stories, are steel or concrete framed, and frequently have structured parking. The communities have an average of approximately 245 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, playground areas and dog parks.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•located near employment centers;
•attractive communities that are well maintained; and
•proactive customer service.

Commercial Buildings

The Company owns an office building with approximately 107,000 square feet located in Irvine, CA, of which the Company occupied approximately 14,000 square feet as of December 31, 2020. Furthermore, as of December 31, 2020, the office building's physical occupancy rate was 100% consisting of 7 tenants, including the Company.

Operating Portfolio

The table below describes the Company’s operating portfolio as of December 31, 2020. (See Note 8, "Mortgage Notes Payable" to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.)

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	Garden	301	1971	2002	98%
Anavia	Anaheim, CA	Mid-rise	250	2009	2010	97%
Barkley, The (3)(4)	Anaheim, CA	Garden	161	1984	2000	98%
Park Viridian	Anaheim, CA	Mid-rise	320	2008	2014	97%
Bonita Cedars	Bonita, CA	Garden	120	1983	2002	97%
Village at Toluca Lake (5)	Burbank, CA	Mid-rise	145	1974	2017	95%
Camarillo Oaks	Camarillo, CA	Garden	564	1985	1996	97%
Camino Ruiz Square	Camarillo, CA	Garden	159	1990	2006	98%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	2001	2014	98%
Mesa Village	Clairemont, CA	Garden	133	1963	2002	96%
Villa Siena	Costa Mesa, CA	Garden	272	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	Garden	160	1989	2014	98%
Regency at Encino	Encino, CA	Mid-rise	75	1989	2009	94%
The Havens (6)	Fountain Valley, CA	Garden	440	1969	2014	96%
Valley Park	Fountain Valley, CA	Garden	160	1969	2001	98%
Capri at Sunny Hills (4)	Fullerton, CA	Garden	102	1961	2001	97%
Haver Hill (7)	Fullerton, CA	Garden	264	1973	2012	97%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	2004	2014	96%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	1992	1997	95%
Montejo Apartments	Garden Grove, CA	Garden	124	1974	2001	98%
The Henley I	Glendale, CA	Mid-rise	83	1974	1999	95%
The Henley II	Glendale, CA	Mid-rise	132	1970	1999	95%
CBC and The Sweeps	Goleta, CA	Garden	239	1962	2006	92%
Devonshire	Hemet, CA	Garden	276	1988	2002	98%
Huntington Breakers	Huntington Beach, CA	Mid-rise	342	1984	1997	97%
The Huntington	Huntington Beach, CA	Garden	276	1975	2012	96%
Axis 2300	Irvine, CA	Mid-rise	115	2010	2010	96%
Hillsborough Park (8)	La Habra, CA	Garden	235	1999	1999	98%
Village Green	La Habra, CA	Garden	272	1971	2014	97%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	1988	2014	97%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	1985	1997	98%
Marbrisa	Long Beach, CA	Mid-rise	202	1987	2002	96%
Pathways at Bixby Village	Long Beach, CA	Garden	296	1975	1991	96%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	2008	2014	95%
Alessio	Los Angeles, CA	Mid-rise	624	2001	2014	94%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	2014	2016	96%
Avant	Los Angeles, CA	Mid-rise	440	2014	2015	97%
The Avery	Los Angeles, CA	Mid-rise	121	2014	2014	97%
Bellerive	Los Angeles, CA	Mid-rise	63	2011	2011	96%
Belmont Station	Los Angeles, CA	Mid-rise	275	2009	2009	95%
Bunker Hill	Los Angeles, CA	High-rise	456	1968	1998	94%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	1987	2014	95%
Cochran Apartments	Los Angeles, CA	Mid-rise	58	1989	1998	91%
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	2012	2016	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Gas Company Lofts (7)	Los Angeles, CA	High-rise	251	2004	2013	95%
The Blake LA	Los Angeles, CA	Mid-rise	196	1979	1997	96%
Marbella	Los Angeles, CA	Mid-rise	60	1991	2005	91%
Pacific Electric Lofts (9)	Los Angeles, CA	High-rise	314	2006	2012	93%
Park Catalina	Los Angeles, CA	Mid-rise	90	2002	2012	96%
Park Place	Los Angeles, CA	Mid-rise	60	1988	1997	91%
Regency Palm Court (7)	Los Angeles, CA	Mid-rise	116	1987	2014	94%
Santee Court	Los Angeles, CA	High-rise	165	2004	2010	95%
Santee Village	Los Angeles, CA	High-rise	73	2011	2011	95%
Tiffany Court	Los Angeles, CA	Mid-rise	101	1987	2014	95%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	2014	2014	94%
Windsor Court (7)	Los Angeles, CA	Mid-rise	95	1987	2014	93%
Windsor Court	Los Angeles, CA	Mid-rise	58	1988	1997	91%
Aqua Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	2001	2014	94%
Marina City Club (10)	Marina Del Rey, CA	Mid-rise	101	1971	2004	95%
Mirabella	Marina Del Rey, CA	Mid-rise	188	2000	2000	94%
Mira Monte	Mira Mesa, CA	Garden	354	1982	2002	97%
Hillcrest Park	Newbury Park, CA	Garden	608	1973	1998	97%
Fairway Apartments at Big Canyon (11)	Newport Beach, CA	Mid-rise	74	1972	1999	91%
Muse	North Hollywood, CA	Mid-rise	152	2011	2011	95%
Country Villas	Oceanside, CA	Garden	180	1976	2002	98%
Mission Hills	Oceanside, CA	Garden	282	1984	2005	98%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	2007	2014	96%
Mariner's Place	Oxnard, CA	Garden	105	1987	2000	97%
Monterey Villas	Oxnard, CA	Garden	122	1974	1997	98%
Tierra Vista	Oxnard, CA	Mid-rise	404	2001	2001	97%
Arbors at Parc Rose (9)	Oxnard, CA	Mid-rise	373	2001	2011	98%
The Hallie	Pasadena, CA	Mid-rise	292	1972	1997	95%
The Stuart	Pasadena, CA	Mid-rise	188	2007	2014	96%
Villa Angelina	Placentia, CA	Garden	256	1970	2001	97%
Fountain Park	Playa Vista, CA	Mid-rise	705	2002	2004	94%
Highridge (4)	Rancho Palos Verdes, CA	Mid-rise	255	1972	1997	96%
Cortesia	Rancho Santa Margarita, CA	Garden	308	1999	2014	97%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	2002	2014	97%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	2002	2014	97%
Bernardo Crest	San Diego, CA	Garden	216	1988	2014	96%
Cambridge Park	San Diego, CA	Mid-rise	320	1998	2014	97%
Carmel Creek	San Diego, CA	Garden	348	2000	2014	96%
Carmel Landing	San Diego, CA	Garden	356	1989	2014	96%
Carmel Summit	San Diego, CA	Mid-rise	246	1989	2014	97%
CentrePointe	San Diego, CA	Garden	224	1974	1997	97%
Esplanade (6)	San Diego, CA	Garden	616	1986	2014	95%
Form 15	San Diego, CA	Mid-rise	242	2014	2016	93%
Montanosa	San Diego, CA	Garden	472	1990	2014	96%
Summit Park	San Diego, CA	Garden	300	1972	2002	98%
Essex Skyline (12)	Santa Ana, CA	High-rise	350	2008	2010	94%
Fairhaven Apartments (4)	Santa Ana, CA	Garden	164	1970	2001	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Parkside Court (6)	Santa Ana, CA	Mid-rise	210	1986	2014	97%
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	2002	2014	97%
Hope Ranch	Santa Barbara, CA	Garden	108	1965	2007	96%
Bridgeport Coast (13)	Santa Clarita, CA	Mid-rise	188	2006	2014	97%
Hidden Valley	Simi Valley, CA	Garden	324	2004	2004	97%
Meadowood (8)	Simi Valley, CA	Garden	320	1986	1996	97%
Shadow Point	Spring Valley, CA	Garden	172	1983	2002	97%
The Fairways at Westridge (13)	Valencia, CA	Mid-rise	234	2004	2014	97%
The Vistas of West Hills (13)	Valencia, CA	Mid-rise	220	2009	2014	97%
Allegro	Valley Village, CA	Mid-rise	97	2010	2010	95%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	1971	1997	97%
Pinehurst (14)	Ventura, CA	Garden	28	1973	2004	99%
Woodside Village	Ventura, CA	Garden	145	1987	2004	98%
Walnut Heights	Walnut, CA	Garden	163	1964	2003	97%
The Dylan	West Hollywood, CA	Mid-rise	184	2014	2014	94%
The Huxley	West Hollywood, CA	Mid-rise	187	2014	2014	93%
Reveal	Woodland Hills, CA	Mid-rise	438	2010	2011	97%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	1970	1999	97%
			26,581			96%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	1974	2006	96%
Fourth & U	Berkeley, CA	Mid-rise	171	2010	2010	95%
The Commons	Campbell, CA	Garden	264	1973	2010	96%
Pointe at Cupertino	Cupertino, CA	Garden	116	1963	1998	98%
Connolly Station	Dublin, CA	Mid-rise	309	2014	2014	97%
Avenue 64	Emeryville, CA	Mid-rise	224	2007	2014	94%
The Courtyards at 65th Street (15)	Emeryville, CA	Mid-rise	331	2004	2019	94%
Emme	Emeryville, CA	Mid-rise	190	2015	2015	94%
Foster's Landing	Foster City, CA	Garden	490	1987	2014	96%
Stevenson Place	Fremont, CA	Garden	200	1975	2000	95%
Mission Peaks	Fremont, CA	Mid-rise	453	1995	2014	96%
Mission Peaks II	Fremont, CA	Garden	336	1989	2014	96%
Paragon Apartments	Fremont, CA	Mid-rise	301	2013	2014	96%
Boulevard	Fremont, CA	Garden	172	1978	1996	97%
Briarwood (9)	Fremont, CA	Garden	160	1978	2011	97%
The Woods (9)	Fremont, CA	Garden	160	1978	2011	96%
City Centre (13)	Hayward, CA	Mid-rise	192	2000	2014	97%
City View	Hayward, CA	Garden	572	1975	1998	96%
Lafayette Highlands	Lafayette, CA	Garden	150	1973	2014	96%
777 Hamilton (16)	Menlo Park, CA	Mid-rise	195	2017	2019	97%
Apex	Milpitas, CA	Mid-rise	366	2014	2014	96%
Regency at Mountain View (7)	Mountain View, CA	Mid-rise	142	1970	2013	95%
Bridgeport (8)	Newark, CA	Garden	184	1987	1987	97%
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	2001	2014	95%
The Grand	Oakland, CA	High-rise	243	2009	2009	96%
The Galloway	Pleasanton, CA	Mid-rise	506	2016	2016	97%
Radius	Redwood City, CA	Mid-rise	264	2015	2015	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Township	Redwood City, CA	Mid-rise	132	2014	2019	96%
San Marcos	Richmond, CA	Mid-rise	432	2003	2003	97%
Bennett Lofts	San Francisco, CA	Mid-rise	165	2004	2012	93%
Fox Plaza	San Francisco, CA	High-rise	445	1968	2013	90%
MB 360	San Francisco, CA	Mid-rise	360	2014	2014	96%
Park West	San Francisco, CA	Mid-rise	126	1958	2012	96%
101 San Fernando	San Jose, CA	Mid-rise	323	2001	2010	95%
360 Residences (15)	San Jose, CA	Mid-rise	213	2010	2017	95%
Bella Villagio	San Jose, CA	Mid-rise	231	2004	2010	97%
Century Towers (17)	San Jose, CA	High-rise	376	2017	2017	95%
Enso	San Jose, CA	Mid-rise	183	2014	2015	97%
Epic	San Jose, CA	Mid-rise	769	2013	2013	97%
Esplanade	San Jose, CA	Mid-rise	278	2002	2004	97%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	1990	2014	96%
Marquis	San Jose, CA	Mid-rise	166	2015	2016	97%
Meridian at Midtown (15)	San Jose, CA	Mid-rise	218	2015	2018	95%
Mio	San Jose, CA	Mid-rise	103	2015	2016	97%
Palm Valley	San Jose, CA	Mid-rise	1,099	2008	2014	97%
Sage at Cupertino (4)	San Jose, CA	Garden	230	1971	2017	96%
The Carlyle (8)	San Jose, CA	Garden	132	2000	2000	96%
The Waterford	San Jose, CA	Mid-rise	238	2000	2000	97%
Willow Lake	San Jose, CA	Mid-rise	508	1989	2012	96%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	1988	2014	96%
Hillsdale Garden	San Mateo, CA	Garden	697	1948	2006	96%
Park 20	San Mateo, CA	Mid-rise	197	2015	2015	97%
Station Park Green - Phases I, II, and III	San Mateo, CA	Mid-rise	492	2018	2018	95%
Deer Valley	San Rafael, CA	Garden	171	1996	2014	95%
Bel Air	San Ramon, CA	Garden	462	1988	1995	97%
Canyon Oaks	San Ramon, CA	Mid-rise	250	2005	2007	97%
Crow Canyon	San Ramon, CA	Mid-rise	400	1992	2014	98%
Foothill Gardens	San Ramon, CA	Garden	132	1985	1997	98%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	2005	2007	97%
Twin Creeks	San Ramon, CA	Garden	44	1985	1997	98%
1000 Kiely	Santa Clara, CA	Garden	121	1971	2011	97%
Le Parc	Santa Clara, CA	Garden	140	1975	1994	97%
Marina Cove (18)	Santa Clara, CA	Garden	292	1974	1994	96%
Riley Square (9)	Santa Clara, CA	Garden	156	1972	2012	96%
Villa Granada	Santa Clara, CA	Mid-rise	270	2010	2014	96%
Chestnut Street Apartments	Santa Cruz, CA	Garden	96	2002	2008	95%
Bristol Commons	Sunnyvale, CA	Garden	188	1989	1995	96%
Brookside Oaks (4)	Sunnyvale, CA	Garden	170	1973	2000	96%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	2012	2014	97%
Magnolia Lane (19)	Sunnyvale, CA	Garden	32	2001	2007	96%
Magnolia Square (4)	Sunnyvale, CA	Garden	156	1963	2007	96%
Montclaire	Sunnyvale, CA	Mid-rise	390	1973	1988	96%
Reed Square	Sunnyvale, CA	Garden	100	1970	2011	97%
Solstice	Sunnyvale, CA	Mid-rise	280	2014	2014	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Summerhill Park	Sunnyvale, CA	Garden	100	1988	1988	97%
Via	Sunnyvale, CA	Mid-rise	284	2011	2011	96%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	1989	1989	95%
Vista Belvedere	Tiburon, CA	Mid-rise	76	1963	2004	98%
Verandas (13)	Union City, CA	Mid-rise	282	1989	2014	98%
Agora	Walnut Creek, CA	Mid-rise	49	2016	2016	97%
Brio (4)	Walnut Creek, CA	Mid-rise	300	2015	2019	96%
			21,584			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	2009	2014	95%
BellCentre	Bellevue, WA	Mid-rise	248	2001	2014	96%
Cedar Terrace	Bellevue, WA	Garden	180	1984	2005	95%
Courtyard off Main	Bellevue, WA	Mid-rise	110	2000	2010	97%
Ellington	Bellevue, WA	Mid-rise	220	1994	2014	95%
Emerald Ridge	Bellevue, WA	Garden	180	1987	1994	97%
Foothill Commons	Bellevue, WA	Mid-rise	394	1978	1990	96%
Palisades, The	Bellevue, WA	Garden	192	1977	1990	96%
Park Highland	Bellevue, WA	Mid-rise	250	1993	2014	96%
Piedmont	Bellevue, WA	Garden	396	1969	2014	96%
Sammamish View	Bellevue, WA	Garden	153	1986	1994	97%
Woodland Commons	Bellevue, WA	Garden	302	1978	1990	96%
Bothell Ridge (6)	Bothell, WA	Garden	214	1988	2014	97%
Canyon Pointe	Bothell, WA	Garden	250	1990	2003	97%
Inglenook Court	Bothell, WA	Garden	224	1985	1994	95%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	2000	2014	96%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	2000	2000	97%
Stonehedge Village	Bothell, WA	Garden	196	1986	1997	97%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	2000	2008	97%
Park Hill at Issaquah	Issaquah, WA	Garden	245	1999	1999	97%
Wandering Creek	Kent, WA	Garden	156	1986	1995	98%
Ascent	Kirkland, WA	Garden	90	1988	2012	97%
Bridle Trails	Kirkland, WA	Garden	108	1986	1997	97%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	1978	2010	96%
Evergreen Heights	Kirkland, WA	Garden	200	1990	1997	96%
Slater 116	Kirkland, WA	Mid-rise	108	2013	2013	97%
Montebello	Kirkland, WA	Garden	248	1996	2012	97%
Aviara (20)	Mercer Island, WA	Mid-rise	166	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	Garden	164	1981	1996	97%
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	1989	2014	97%
The Elliot at Mukilteo (4)	Mukilteo, WA	Garden	301	1981	1997	96%
Castle Creek	Newcastle, WA	Garden	216	1998	1998	97%
Elevation	Redmond, WA	Garden	158	1986	2010	96%
Pure Redmond	Redmond, WA	Mid-rise	105	2016	2019	94%
Redmond Hill (9)	Redmond, WA	Garden	442	1985	2011	96%
Shadowbrook	Redmond, WA	Garden	418	1986	2014	95%
The Trails of Redmond	Redmond, WA	Garden	423	1985	2014	96%
Vesta (9)	Redmond, WA	Garden	440	1998	2011	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Brighton Ridge	Renton, WA	Garden	264	1986	1996	96%
Fairwood Pond	Renton, WA	Garden	194	1997	2004	98%
Forest View	Renton, WA	Garden	192	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	2001	2014	97%
8th & Republican (15)	Seattle, WA	Mid-rise	211	2016	2017	95%
Annaliese	Seattle, WA	Mid-rise	56	2009	2013	96%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	1992	2014	95%
The Bernard	Seattle, WA	Mid-rise	63	2008	2011	95%
Cairns, The	Seattle, WA	Mid-rise	99	2006	2007	93%
Collins on Pine	Seattle, WA	Mid-rise	76	2013	2014	95%
Domaine	Seattle, WA	Mid-rise	92	2009	2012	96%
Expo (17)	Seattle, WA	Mid-rise	275	2012	2012	93%
Fountain Court	Seattle, WA	Mid-rise	320	2000	2000	93%
Patent 523	Seattle, WA	Mid-rise	295	2010	2010	95%
Taylor 28	Seattle, WA	Mid-rise	197	2008	2014	95%
Velo and Ray (15)	Seattle, WA	Mid-rise	308	2014	2019	94%
Vox Apartments	Seattle, WA	Mid-rise	58	2013	2013	96%
Wharfside Pointe	Seattle, WA	Mid-rise	155	1990	1994	96%
			12,107			96%

Total/Weighted Average			60,272			96%

Footnotes to the Company’s Portfolio Listing as of December 31, 2020

(1)Unless otherwise specified, the Company consolidates each community in accordance with U.S. GAAP.
(2)For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2020. For an explanation of how financial occupancy is calculated, see "Occupancy Rates" in this Item 2.
(3)The community is subject to a ground lease, which, unless extended, will expire in 2082.
(4)Each of these communities is part of a DownREIT structure in which the Company is the general partner or manager and the other limited partners or members are granted rights of redemption for their interests.
(5)This community is owned by BEX III, LLC ("BEX III"). The Company has a 50% interest in BEX III, which is accounted for using the equity method of accounting.
(6)This community is owned by BEXAEW. The Company has a 50% interest in BEXAEW, which is accounted for using the equity method of accounting.
(7)This community is owned by Wesco III, LLC ("Wesco III"). The Company has a 50% interest in Wesco III, which is accounted for using the equity method of accounting.
(8)This community is owned by BEX II, LLC ("BEX II"). The Company has a 50% interest in BEX II, which is accounted for using the equity method of accounting.
(9)This community is owned by Wesco I, LLC ("Wesco I"). The Company has a 58% interest in Wesco I, which is accounted for using the equity method of accounting.
(10)This community is subject to a ground lease, which, unless extended, will expire in 2067.
(11)This community is subject to a ground lease, which, unless extended, will expire in 2027.
(12)The Company has a 97% interest and a former Executive Vice President of the Company has a 3% interest in this community.
(13)This community is owned by Wesco IV, LLC ("Wesco IV") The Company has a 50% interest in Wesco IV, which is accounted for using the equity method of accounting.
(14)This community is subject to a ground lease, which, unless extended, will expire in 2028.
(15)This community is owned by Wesco V, LLC ("Wesco V"). The Company has a 50% interest in Wesco V, which is accounted for using the equity method of accounting.
(16)This community is owned by BEX IV, LLC ("BEX IV"). The Company has a 50.1% interest in BEX IV, which is accounted for using the equity method of accounting.
(17)The Company has 50% ownership in this community, which is accounted for using the equity method of accounting.

(18)A portion of this community on which 84 apartment homes are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(19)The community is subject to a ground lease, which, unless extended, will expire in 2070.
(20)This community is subject to a ground lease, which, unless extended, will expire in 2070.

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

Holders

The approximate number of holders of record of the shares of Essex's common stock was 1,191 as of February 17, 2021. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 17, 2021, there were 67 holders of record of OP Units, including Essex.

Return of Capital

Under provisions of the Code, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2020, 2019, and 2018 related to common stock are as follows:

	2020	2019	2018
Common Stock
Ordinary income	85.23%	83.81%	79.72%
Capital gain	10.68%	13.78%	15.35%
Unrecaptured section 1250 capital gain	4.09%	2.41%	4.93%
	100.00%	100.00%	100.00%

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

The Board of Directors declared a dividend/distribution for the fourth quarter of 2020 of $2.0775 per share. The dividend/distribution was paid on January 15, 2021 to stockholders/unitholders of record as of January 4, 2021.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Shareholders, under the headings "Equity Compensation Plan Information," to be filed with the SEC within 120 days of December 31, 2020.

Issuance of Registered Equity Securities

During the year ended December 31, 2020, the Company did not issue any shares of common stock through its equity distribution program. As of December 31, 2020, there were no outstanding forward sale agreements, and $826.6 million of shares remains available to be sold under this program.

Issuer Purchases of Equity Securities

In December 2015, Essex's Board of Directors authorized a stock repurchase plan to allow Essex to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. During the year ended December 31, 2020, the Company repurchased and retired 1,197,190 shares of its common stock totaling $269.3 million, including commissions, at an average price of $224.96 per share. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of each such date, Essex had $250.0 million of purchase authority remaining under the replenished plan. As of December 31, 2020, the Company had $223.6 million of purchase authority remaining under the stock repurchase plan.
Performance Graph

The line graph below compares the cumulative total stockholder return on Essex's common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2015 and that all dividends were reinvested.

Essex Property Trust, Inc.
Total Return Performance (1)
Essex Property Trust, Inc.
NAREIT All Equity REIT Index
S&P 500
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Essex Property Trust, Inc.	100.00	99.87	106.66	111.75	140.70	115.26
NAREIT All Equity REIT Index	100.00	108.63	118.05	113.28	145.75	138.28
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04

(1)Common stock performance data is provided by S&P Global Market Intelligence.

The graph and other information furnished under the above caption "Performance Graph" in this Part II Item 5 of this Form 10-K shall not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2020 and 2019, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2020 and 2019, Essex issued an aggregate of 70,802 and 178,675 shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of $14.9 million and $37.5 million to the Operating Partnership in exchange for an aggregate of 70,802 and 178,675 OP Units, as required by the Operating Partnership’s partnership agreement, during the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, Essex issued an aggregate of 24,666 and 16,114 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating

Partnership's partnership agreement, for an aggregate of 24,666 and 16,114 OP Units during the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, Essex issued an aggregate of 8,783 and 12,633 shares of its common stock in connection with the exchange of OP Units and DownREIT units by limited partners or members into shares of common stock, respectively. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 8,783 and 12,633 OP Units during the year ended December 31, 2020 and 2019, respectively.

Essex may sell shares through its equity distribution program, then contribute the net proceeds from these share issuances to the Operating Partnership in exchange for OP Units as required by the Operating Partnership's partnership agreement. During the year ended December 31, 2020, the Company did not issue any shares of common stock through its equity distribution program. As of December 31, 2020, there were no outstanding forward purchase agreements. During the year ended December 31, 2019, 228,271 shares of the Company's common stock were issued or sold by Essex pursuant to its equity distribution programs.

Stock Repurchases

The following table summarizes the Company's purchase of its common stock during the three months ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
October 1, 2020 - October 31, 2020	56,600	$191.05	56,600	$192.5
November 1, 2020 - November 30, 2020	33,182	196.59	33,182	186.0
December 1, 2020 - December 31, 2020	121,899	237.80	121,899	223.6
Total	211,681	$218.84	211,681	$223.6

(1) In December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan.

Item 6. Selected Financial Data

Not applicable.

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of December 31, 2020, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of December 31, 2020, the Company owned or had ownership interests in 246 operating apartment communities, comprising 60,272 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, one operating commercial building and a development pipeline comprised of three consolidated projects and three unconsolidated joint venture projects.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2020, the Company’s development pipeline was comprised of three consolidated projects under development, three unconsolidated joint venture projects under development, and various predevelopment projects aggregating 1,853 apartment homes, with total incurred costs of $948.0 million, and estimated remaining project costs of approximately $174.0 million, $118.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.1 billion.

As of December 31, 2020, the Company also had an ownership interest in one operating commercial building (totaling approximately 107,000 square feet).

By region, the Company's operating results for 2020 and 2019 and projection for 2021 new housing supply (defined as new multifamily apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing), projection for 2021 job growth, and 2021 estimated Same-Property revenue decline are as follows:

Southern California Region:  As of December 31, 2020, this region represented 43% of the Company’s consolidated operating apartment homes. Revenues for "2020 Same-Properties" (as defined below), or "Same-Property revenues," decreased 4.4% in 2020 as compared to 2019. In 2021, the Company projects new residential supply of 26,500 apartment homes and single family homes, which represents 0.4% of the total housing stock. The Company projects an increase of 231,000 jobs or 3.1% in the Southern California region.

Northern California Region:  As of December 31, 2020, this region represented 37% of the Company’s consolidated operating apartment homes. Same-Property revenues decreased 4.9% in 2020 as compared to 2019. In 2021, the Company projects new residential supply of 16,800 apartment homes and single family homes, which represents 0.7% of the total housing stock. The Company projects an increase of 110,500 jobs or 3.4% in the Northern California region.

Seattle Metro Region: As of December 31, 2020, this region represented 20% of the Company’s consolidated operating apartment homes. Same-Property revenues decreased 0.6% in 2020 as compared to 2019. In 2021, the Company projects new residential supply of 13,800 apartment homes and single family homes, which represents 1.1% of the total housing stock. The Company projects an increase of 55,000 jobs or 3.3% in the Seattle Metro region.

In total, the Company projects a decrease in 2021 Same-Property revenues of between 1.5% to 3.5%. Same-Property operating expenses are projected to increase in 2021 by 2.0% to 3.0%.

The Company’s consolidated operating communities are as follows:

	As of		As of
	December 31, 2020		December 31, 2019
	Apartment Homes	%	Apartment Homes	%
Southern California	22,560	43%	22,674	45%
Northern California	19,319	37%	17,556	35%
Seattle Metro	10,217	20%	10,343	20%
Total	52,096	100%	50,573	100%

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
•increasing cleaning practices for common areas and community amenities and temporarily closing common areas and community amenities or opening with limited hours, limited capacity or by reservation only, depending in part on jurisdictional requirements; and
•delaying the response to maintenance orders in certain circumstances in order to promote the protection of the Company's employees and residents.

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

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and on the Company's results in particular, has been, and may continue to be significant. The long-term impact will largely depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, when a vaccine can be safely and widely distributed and whether employees and employers will continue to promote remote work if and when the pandemic concludes. This includes new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat

COVID-19, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2020 and 2019) increased from 0.3% for 2019 to 2.5% for 2020. The Company has executed some payment plans and will continue to work with residents to execute payment plans related to such cash delinquencies. As part of this process, the Company assessed the collectability reserve attributable to those deferred payments and the anticipated execution of payment plans in the future, which partially mitigated the delinquencies resulting in actual delinquencies as a percentage of scheduled rent for the Company's Same-Property portfolio of 2.1% for the year ended December 31, 2020. As of December 31, 2020, the increase in delinquencies has not had a material adverse impact to the Company's liquidity position.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the year ended December 31, 2020 discussed in the “Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2020 to the Year Ended December 31, 2019

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "2020 Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2020 and 2019) decreased 60 basis points to 96.0% in 2020 from 96.6% in 2019. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2020 Same-Property portfolio for financial occupancy for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019
Southern California	96.0%	96.6%
Northern California	96.1%	96.7%
Seattle Metro	96.0%	96.6%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2020 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2020	2019	Change	Change
2020 Same-Properties:
Southern California	20,800	$540,771	$565,594	$(24,823)	(4.4)%
Northern California	15,638	504,300	530,114	(25,814)	(4.9)%
Seattle Metro	10,112	241,615	242,982	(1,367)	(0.6)%
Total 2020 Same-Property Revenues	46,550	1,286,686	1,338,690	(52,004)	(3.9)%
2020 Non-Same Property Revenues		199,464	111,938	87,526	78.2%
Total Property Revenues		$1,486,150	$1,450,628	$35,522	2.4%

2020 Same-Property Revenues decreased by $52.0 million or 3.9% to $1.3 billion for 2020 compared to $1.3 billion in 2019. The decrease was primarily attributable to an additional $31.8 million of cash concessions and $23.5 million in delinquencies compared to the prior year and a decrease of 0.6% in financial occupancy from 96.6% in 2019 to 96.0% in 2020.

2020 Non-Same Property Revenues increased by $87.5 million or 78.2% to $199.5 million in 2020 compared to $111.9 million in 2019. The increase was primarily due to revenues generated from the six communities that were consolidated as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020, offset by the sale of One South Market, Delano, and 416 on Broadway during 2020.

Management and other fees from affiliates increased by $0.1 million or 1.1% to $9.6 million in 2020 from $9.5 million in 2019.

Property operating expenses, excluding real estate taxes increased by $22.0 million or 9.1% to $263.4 million in 2020 compared to $241.4 million in 2019, primarily due to an increase of $10.2 million in maintenance and repairs expenses, an increase of $7.2 million in utilities expenses, and an increase of $4.7 million in administrative expenses. 2020 Same-Property operating expenses, excluding real estate taxes, increased by $7.8 million or 3.5% to $233.1 million in 2020 compared to $225.3 million in 2019, primarily due to increases of $5.5 million in maintenance and repairs expenses driven by COVID-19 related expenses and $3.2 million in utilities expenses, offset by a decrease of $1.4 million in administrative expenses.

Real estate taxes increased by $21.8 million or 14.0% to $177.0 million in 2020 compared to $155.2 million in 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests. 2020 Same-Property real estate taxes increased by $6.7 million or 4.7% to $148.6 million in 2020 compared to $141.9 million in 2019 primarily due to an increase in property valuations and tax rates in Seattle Metro region.

Corporate-level property management expenses increased by $0.5 million or 1.5% to $34.6 million in 2020 compared to $34.1 million in 2019, primarily due to an increase in corporate-level property management and staffing costs supporting the communities.

Depreciation and amortization expense increased by $41.7 million or 8.6% to $525.5 million in 2020 compared to $483.8 million in 2019, primarily due to the additions of six communities that were consolidated in the first quarter of 2020 as part of the Company's purchase of CPPIB's 45.0% co-investment interests offset by the sale of One South Market, Delano, and 416 on Broadway during 2020.

Impairment loss of $1.8 million in 2020 was related to one of the Company's consolidated properties as a result of a change in the Company's intent to hold the property for its remaining useful life.

Gain on sale of real estate and land of $65.0 million in 2020 was primarily attributable to the portfolio sale of One South Market and Museum Park in the second quarter of 2020, the sale of Delano in the third quarter of 2020, and the sale of 416 on Broadway in the fourth quarter of 2020. The Company's $3.2 million loss on sale of real estate and land in 2019 was attributable to the sale of land in San Mateo, CA that had been held for future development.

Interest expense increased by $3.3 million or 1.5% to $220.6 million in 2020 compared to $217.3 million in 2019, primarily due to an increase in average outstanding debt primarily as a result of the issuance of $500.0 million of senior unsecured notes due March 1, 2029 in February and March 2019, $550.0 million of senior unsecured notes due January 15, 2030 in August and October 2019, $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, and $600 million of senior unsecured notes due January 15, 2031 and September 1, 2050 in August 2020, which resulted in an increase of $37.6 million interest expense for 2020 as compared to 2019. Additionally, there was a $9.6 million decrease in capitalized interest in 2020, due to a decrease in development activity as compared to the same period in 2019. These increases to interest expense were partially offset by debt that was paid off, matured, or regular principal amortization during and after 2019, and lower average interest rates, which resulted in a decrease in interest expense of $43.9 million for 2020.

Total return swap income of $10.7 million in 2020 consists of monthly settlements related to the Company's four total return swap contracts with an aggregate notional amount of $254.8 million.

Interest and other income decreased $5.3 million or 11.4% to $41.0 million in 2020 compared to $46.3 million in 2019, primarily due to a decrease of $16.8 million in marketable securities and other income, offset by an increase in unrealized gains on marketable securities of $6.8 million and an increase in interest income of $4.7 million from the maturity of a mortgage backed security investment recognized in 2020 which resulted in the reversal of the estimated credit loss on the investment.

Equity income from co-investments decreased by $45.6 million or 40.7% to $66.5 million in 2020 compared to $112.1 million in 2019, primarily due to a decrease of $48.9 million in gains from the sale of co-investment communities, and a decrease of $16.5 million in equity income from co-investments of which, $9.1 million was as a result of the Company's purchase of CPPIB's 45.0% co-investment interests. These decreases were offset by a decrease of $11.5 million in impairment loss from unconsolidated co-investment, an increase of $5.6 million in promote income, and an increase of $2.0 million in income from preferred equity investments including income from early redemptions.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $1.5 million in 2020 resulted from a net unrealized gain of $5.3 million from an unconsolidated co-investment.

Loss on early retirement of debt, net of $22.9 million in 2020 was primarily due to early repayment of a $297.7 million secured mortgage note payable in the first and second quarters of 2020, and the early repayment of $600.0 million of senior unsecured notes during the third and fourth quarters of 2020.

Gain on remeasurement of co-investment of $234.7 million in 2020 resulted from the Company's purchase of CPPIB's 45.0% co-investment interests. Gain on remeasurement of $31.5 million in 2019 resulted from the purchase of the Company's joint venture partner's 45.0% membership interest in the One South Market co-investment in March 2019.

Comparison of Year Ended December 31, 2019 to the Year Ended December 31, 2018

For the comparison of the years ended December 31, 2019 and December 31, 2018, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020 under the subheading "Comparison of Year Ended December 31, 2019 to the Year Ended December 31, 2018."

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

The following table sets forth the Company’s cash flows for 2020, 2019 and 2018 ($ in thousands):

	For the year ended December 31,
	2020	2019	2018
Cash flow provided by (used in):
Operating activities	$803,108	$919,079	$826,554
Investing activities	$(416,900)	$(527,691)	$(59,893)
Financing activities	$(383,261)	$(461,689)	$(676,392)

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

As of December 31, 2020, Essex owned a 96.6% general partner interest and the limited partners owned the remaining 3.4% interest in the Operating Partnership.

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

At December 31, 2020, the Company had $73.6 million of unrestricted cash and cash equivalents and $147.8 million in marketable securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during 2021. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2020, the Company had $200.0 million of private placement unsecured bonds outstanding at an average interest rate of 4.4% with maturity dates ranging from April 2021 through August 2021.

As of December 31, 2020, the Company had $4.9 billion of fixed rate public bonds outstanding at an average interest rate of 3.4% with maturity dates ranging from 2023 to 2050.

As of December 31, 2020, the Company had $550.0 million outstanding on its unsecured term loan. $350.0 million of the unsecured term loan bears a variable interest rate of LIBOR plus 0.95% and matures in February 2022. $200.0 million of the unsecured term loan bears a variable interest rate of LIBOR plus 1.20% and matures in April 2021 with two 12-month extension options, exercisable at the Company's option. The Company has five interest rate swap contracts, with an aggregate notional balance of $175.0 million, which effectively converts the interest rate on $175.0 million of the unsecured term loan to a fixed rate of 2.3%.

As of December 31, 2020, the Company’s mortgage notes payable totaled $0.6 billion, net of unamortized premiums and debt issuance costs, which consisted of $0.4 billion in fixed rate debt at an average interest rate of 3.5% and maturity dates ranging from 2022 to 2028 and $224.2 million of tax-exempt variable rate demand notes with a weighted average interest rate of 1.2%. The tax-exempt variable rate demand notes have maturity dates ranging from 2027 to 2046. $254.8 million is subject to total return swaps.

As of December 31, 2020, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2020, there was no amount outstanding on the $1.2 billion unsecured line of credit. The interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of December 31, 2020. There was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit as of December 31, 2020. The interest rate on the amended line is based on a tiered rate structure tied to the Company's credit ratings and is currently at LIBOR plus 0.825%.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2020 and 2019.

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

The Company has entered into interest rate swap contracts with an aggregate notional amount of $175.0 million that effectively fixed the interest rate on the $175.0 million of the $550.0 million unsecured term loan at 2.3%. These derivatives qualify for hedge accounting.

The Company has four total return swap contracts, with an aggregate notional amount of $254.8 million, that effectively converts $225.1 million of mortgage notes payable and $29.7 million of mortgage notes payable related to real estate held for sale that is included in liabilities associated with real assets held for sale on the consolidated balance sheet to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps, with $254.8 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting.

As of December 31, 2020 and 2019, the aggregate carrying value of the interest rate swap contracts was a liability of $2.4 million and an asset of $0.8 million, respectively. As of December 31, 2020 and 2019, the swap contracts were presented in the consolidated balance sheets as an asset of zero and $1.0 million, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets, and a liability of $2.4 million and $0.2 million, respectively, and were included in other liabilities on the consolidated balance sheets. The aggregate carrying and fair value of the total return swaps was zero at both December 31, 2020 and 2019.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was a zero, a loss of $0.2 million, and a loss of $0.1 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

Issuance of Common Stock

In September 2018, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities of the Company, as defined in the prospectus contained in the shelf registration statement.

Also in September 2018, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. The Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.

For the year ended December 31, 2020, the Company did not issue any shares of its common stock through the 2018 ATM Program. For the year ended December 31, 2019, the Company issued 228,271 shares of common stock through the 2018 ATM Program at an average price of $321.56 per share for proceeds of $73.4 million. For the year ended December 31, 2018, the Company did not sell any shares of its common stock through the 2018 ATM Program or through the previous equity distribution agreement. As of December 31, 2020, $826.6 million of shares remains available to be sold under the 2018 ATM Program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2020, non-revenue generating capital expenditures totaled approximately $1,371 per apartment home. These expenditures do not include expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred due to changes in government regulations that the Company would not have incurred otherwise, costs related to the COVID-19 pandemic, retail, furniture and fixtures, or expenditures for which the Company expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2020, the Company's development pipeline was comprised of three consolidated projects under development, three unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,853 apartment homes, with total incurred costs of $948.0 million, and estimated remaining project costs of approximately $174.0 million, $118.0 million of which represents the Company's estimated remaining costs, for total estimated project costs of $1.1 billion.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. The Company may also acquire land for future development purposes or sale.

The Company expects to fund the development and predevelopment communities by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, the related apartment community may have less than stabilized operations.  As of December 31, 2020, the Company had ownership interests in three major redevelopment communities aggregating 1,112 apartment homes with estimated redevelopment costs of $109.1 million, of which approximately $4.5 million remains to be expended.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2020, the Company had an interest in 1,070 apartment homes in communities actively under development with joint ventures for total estimated costs of $665.0 million. Total estimated remaining costs total approximately $114.0 million, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $57.9 million. In addition, the Company had an interest in 8,652 apartment homes in operating communities with joint ventures for a total book value of $0.4 billion.

Contractual Obligations and Commercial Commitments

The following table summarizes our obligations at December 31, 2020 ($ in thousands):

	For the Fiscal Years Ending
	2021	2022 and 2023	2024 and 2025	Thereafter	Total
Mortgage notes payable	$3,501	$46,133	$136,163	$455,629	$641,426
Unsecured debt	200,000	1,150,000	900,000	3,400,000	5,650,000
Lines of credit	—	—	—	—	—
Interest on indebtedness (1)	192,004	344,212	273,729	826,309	1,636,254
Ground leases	3,506	7,012	7,012	121,485	139,015
Operating leases	3,457	6,937	5,988	18,932	35,314
	$402,468	$1,554,294	$1,322,892	$4,822,355	$8,102,009

(1)Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2020.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to two limited partnerships in which we hold an equity interest. The capital contributions may be called by the general partner at any time until September 2022 and April 2025, after giving appropriate notice. As of December 31, 2020, we had committed to make additional capital contributions totaling up to $6.3 million and $14.9 million if and when called by the general partner of the two limited partnerships until September 2022 and April 2025, respectively.

Real Estate Commitments

The following table summarizes the Company's real estate commitment at December 31, 2020 ($ in thousands):

	Number of Properties	Investment	Remaining Commitment
Joint ventures:
Preferred equity investments	5	$179,387	$139,225
Real estate under development (1)	3	550,863	14,000

Consolidated:
Real estate under development (2)	3	396,571	60,000
		$1,126,821	$213,225

(1)Estimated project cost for development of the Company's 500 Folsom project is net of a projected value for low-income housing tax credit proceeds and the value of the tax exempt bond structure. Excludes approximately $44.0 million of the Company's share of estimated project costs for Scripps Mesa Apartments which have been fully funded.
(2)Estimated project cost for development of the Company's Wallace on Sunset project is net of cost incurred on the adjacent theatre at the property.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 17 DownREIT entities (comprising nine communities) and five co-investments as of December 31, 2020. As of December 31, 2019, the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities), and six co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $898.5 million and $326.8 million, respectively, as of December 31, 2020, and $1.0 billion and $364.3 million, respectively, as of December 31, 2019. Noncontrolling interests in these entities were $120.8 million and $122.5 million as of December 31, 2020 and 2019, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2020, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent land appraisals which consider comparable market transactions, its own analysis of recently acquired or developed comparable properties in our portfolio for land comparables and building replacement costs, and other publicly available market data. In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and amortized over the average remaining term of all acquired leases.

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

Funds from Operations

Funds from Operations ("FFO") is a financial measure that is commonly used in the REIT industry. The Company presents FFO and FFO excluding non-core items (referred to as "Core FFO") as supplemental operating performance measures. FFO and Core FFO are not used by the Company as, nor should they be considered to be, alternatives to net income computed under U.S. GAAP as an indicator of the Company’s operating performance or as alternatives to cash from operating activities computed under U.S. GAAP as an indicator of the Company's ability to fund its cash needs.

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

In calculating FFO, the Company follows the definition for this measure published by NAREIT, which is the leading REIT industry association. The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties. The Company agrees that these two NAREIT adjustments are useful to investors for the following reasons:

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the years ended December 31, 2020, 2019, and 2018.

	As of and for the years ended December 31,
	2020	2019	2018
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations attributable to common stockholders and unitholders:
Net income available to common stockholders	$568,870	$439,286	$390,153
Adjustments:
Depreciation and amortization	525,497	483,750	479,884
Gains not included in FFO attributable to common stockholders and unitholders	(301,886)	(79,468)	(73,683)
Impairment loss	1,825	7,105	—
Impairment loss from unconsolidated co-investments	—	11,484	—
Depreciation and amortization from unconsolidated co-investments	51,594	60,655	62,954
Noncontrolling interest related to Operating Partnership units	19,912	15,343	13,452
Depreciation attributable to third party ownership and other	(539)	(1,805)	(940)
Funds from operations attributable to common stockholders and unitholders	$865,273	$936,350	$871,820
Non-core items:
Expensed acquisition and investment related costs	1,591	168	194
Deferred tax expense on unrealized gain on unconsolidated co-investment (1)	1,531	1,457	—
Gain on sale of marketable securities	(2,131)	(1,271)	(737)
Unrealized (gains) losses on marketable securities	(12,515)	(5,710)	5,159
Provision for credit losses	687	—	—
Equity income from non-core co-investment (2)	(5,289)	(4,143)	—
Interest rate hedge ineffectiveness (3)	—	181	148
Loss (gain) on early retirement of debt, net	22,883	(3,717)	—
Gain on early retirement of debt from unconsolidated co-investment	(38)	—	(3,662)
Co-investment promote income	(6,455)	(809)	(20,541)
Income from early redemption of preferred equity investments	(210)	(3,562)	(1,652)
Accelerated interest income from maturity of investment in mortgage backed security	(11,753)	(7,032)	—
General and administrative and other, net	14,958	1,181	8,745
Insurance reimbursements, legal settlements, and other, net	(81)	(858)	(561)
Core funds from operations attributable to common stockholders and unitholders	$868,451	$912,235	$858,913
Weighted average number of shares outstanding, diluted (FFO)(4)	67,726	68,199	68,322
Funds from operations attributable to common stockholders and unitholders per share - diluted	$12.78	$13.73	$12.76
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$12.82	$13.38	$12.57

(1)Represents deferred tax (income) expense recorded during the year related to net unrealized gains on the Real Estate Technology Ventures, L.P. co-investment.

(2)Represents the Company's share of co-investment income from Real Estate Technology Ventures, L.P.

(3)On January 1, 2019, the Company adopted ASU No. 2017-12 "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities," which resulted in a cumulative effect adjustment of approximately $181,000 from interest expense to accumulated other comprehensive income. As a result of the adoption of this standard, the Company recognizes qualifying hedge ineffectiveness through accumulated other comprehensive income as opposed to current earnings.
(4)Assumes conversion of all outstanding OP Units into shares of the Company's common stock and excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

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

	2020	2019	2018
Earnings from operations	$491,441	$481,112	$511,989
Adjustments:
Corporate-level property management expenses	34,573	34,067	32,055
Depreciation and amortization	525,497	483,750	479,884
Management and other fees from affiliates	(9,598)	(9,527)	(9,183)
General and administrative	65,388	54,262	53,451
Expensed acquisition and investment related costs	1,591	168	194
Impairment loss	1,825	7,105	—
(Gain) Loss on sale of real estate and land	(64,967)	3,164	(61,861)
NOI	1,045,750	1,054,101	1,006,529
Less: Non Same-Property NOI	(140,782)	(82,644)	(75,688)
Same-Property NOI	$904,968	$971,457	$930,841

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company's expectations related to the continued impact of the COVID-19 pandemic on the Company's business, financial condition and results of operations and the impact of any additional measures taken to mitigate the impact of the pandemic, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, 2021 Same-Property revenue generally and in specific regions, 2021 Same-Property operating expenses, the real estate markets in the geographies in which the Company's properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, including as a result of the COVID-19 pandemic and governmental measures intended to prevent its spread, trends affecting the Company's financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the continued impact of the COVID-19 pandemic, which remains inherently uncertain as to duration and severity, and any additional governmental measures taken to limit its spread, and other potential future outbreaks of infectious diseases or other health concerns could continue to adversely affect the Company's business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in this Annual Report on Form 10-K and the other reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company's estimates and assumptions after the date of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2020, the Company had entered into five interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $175.0 million of the unsecured term debt. As of December 31, 2020, the Company also had $225.1 million of secured variable rate indebtedness. All of the Company’s interest rate swaps are designated as cash flow hedges as of December 31, 2020. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of December 31, 2020. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2020.

			Carrying and	Estimated Carrying Value
		Maturity	Estimated	+ 50	- 50
($ in thousands)	Notional Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$175,000	2022	$(2,373)	$(1,412)	$(3,350)
Total cash flow hedges	$175,000	2022	$(2,373)	$(1,412)	$(3,350)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $254.8 million that effectively convert $225.1 million of fixed mortgage notes payable and $29.7 million of mortgage notes payable related to real estate held for sale that is included in liabilities associated with real estate held for sale on the consolidated balance sheet to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at December 31, 2020. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated the fair value of the Company’s $5.5 billion of fixed rate debt at December 31, 2020, to be $6.0 billion. Management has estimated the fair value of the Company’s $775.1 million of variable rate debt at December 31, 2020, to be $770.1 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	For the Years Ended December 31,
($ in thousands, except for interest rates)	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
Fixed rate debt	$202,788	$42,408	$602,093	$402,177	$632,035	$3,634,849	$5,516,350	$6,030,203
Average interest rate	4.3%	3.7%	3.7%	4.0%	3.5%	3.3%
Variable rate debt (1)	$713	$350,780	$200,852	$932	$1,019	$220,780	$775,076	$770,075
Average interest rate	1.3%	1.8%	1.5%	1.3%	1.3%	1.1%

(1)$175.0 million is subject to interest rate protection agreements ($175.0 million is subject to interest rate swaps). $225.1 million of variable rate debt in the table above excludes $29.7 million of variable rate debt related to real estate held for sale that is included in liabilities associated with real estate held for sale on the consolidated balance sheet and both amounts are subject to total return swaps.

The table incorporates only those exposures that exist as of December 31, 2020; it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2020, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, Essex’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2020. In making this assessment, Essex’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Essex’s management has concluded that, as of December 31, 2020, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2020, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2020, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Stockholders, under the heading "Board and Corporate Governance Matters," to be filed with the SEC within 120 days of December 31, 2020.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Stockholders, under the headings "Executive Compensation" and "Director Compensation," to be filed with the SEC within 120 days of December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Stockholders, under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the SEC within 120 days of December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Stockholders, under the heading "Certain Relationships and Related Persons Transactions," to be filed with the SEC within 120 days of December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Stockholders, under the headings "Report of the Audit Committee" and "Fees Paid to KPMG LLP," to be filed with the SEC within 120 days of December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets: As of December 31, 2020 and 2019	F-6

Consolidated Statements of Income: Years ended December 31, 2020, 2019, and 2018	F-7

Consolidated Statements of Comprehensive Income: Years ended December 31, 2020, 2019, and 2018	F-8

Consolidated Statements of Equity: Years ended December 31, 2020, 2019, and 2018	F-9

Consolidated Statements of Cash Flows: Years ended December 31, 2020, 2019, and 2018	F-11

Notes to Consolidated Financial Statements	F-20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets: As of December 31, 2020 and 2019	F-13

Consolidated Statements of Income: Years ended December 31, 2020, 2019, and 2018	F-14

Consolidated Statements of Comprehensive Income: Years ended December 31, 2020, 2019, and 2018	F-15

Consolidated Statements of Capital: Years ended December 31, 2020, 2019, and 2018	F-16

Consolidated Statements of Cash Flows: Years ended December 31, 2020, 2019, and 2018	F-18

Notes to Consolidated Financial Statements	F-20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020	F-58

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of events or changes in circumstances that indicate rental properties may be impaired
As discussed in Note 2 to the consolidated financial statements, the Company evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may not be fully recoverable. The Company had $10.9 billion in rental properties as of December 31, 2020.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to evaluate events or changes in circumstances that would indicate rental properties may be impaired. This included controls over the process for determining the expected period the Company will receive cash flows from the rental property. We evaluated the Company’s assessment by (1) inquiring with the Company about events or changes in circumstances considered by the Company, (2) considering certain factors related to the current economic environment, and (3) reading board of director’s minutes and external communications with investors and analysts. In addition, we observed the property conditions at certain rental property sites and inquired of property management personnel regarding events or changes in circumstances that indicate the rental properties may be impaired.

Evaluation of the value allocated to land and buildings in certain asset acquisitions
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company acquired $463.4 million of real estate properties recorded as asset acquisitions for the year ended December 31, 2020. In asset acquisitions, the Company determines the value allocated to land and buildings using their relative estimated fair values.

We identified the evaluation of the value allocated to land and buildings in certain asset acquisitions as a critical audit matter. There was a high degree of subjective and complex auditor judgment in evaluating the fair value amounts used in the allocation of the purchase price to land and building, which required the assistance of valuation professionals with specialized skills and knowledge. Specifically, the relevance and reliability of market information including comparable land sales identified and replacement costs used to determine the building value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s land and building value estimation process in asset acquisitions. This included controls over the identification of publicly available and comparable land sales and the key input used to estimate the replacement cost of the building. For certain asset acquisitions, with the assistance of valuation professionals with specialized skills and knowledge, we (1) compared the Company’s determination of the fair value of land to independently developed ranges of estimates based on publicly available land sales, and (2) compared the key input in the Company’s replacement building cost value to ranges of estimates of market data such as industry guides used for developing replacement building values.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

San Francisco, California
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Essex Property Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of Essex Portfolio, L.P. and the Board of Directors of Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of events or changes in circumstances that indicate rental properties may be impaired
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may not be fully recoverable. The Operating Partnership had $10.9 billion in rental properties as of December 31, 2020.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s process to evaluate events or changes in circumstances that would indicate rental properties may be impaired. This included controls over the process for determining the expected period the Operating Partnership will receive cash flows from the rental property. We evaluated the Operating Partnership’s assessment by (1) inquiring with the Operating Partnership about events or changes in circumstances considered by the Operating Partnership, (2) considering certain factors related to the current economic environment, and (3) reading board of director’s minutes and external communications with investors and analysts. In addition, we observed the property conditions at certain rental property sites and inquired of property management personnel regarding events or changes in circumstances that indicate the rental properties may be impaired.
Evaluation of the value allocated to land and buildings in certain asset acquisitions
As discussed in Notes 2 and 3 to the consolidated financial statements, the Operating Partnership acquired $463.4 million of real estate properties recorded as asset acquisitions for the year ended December 31, 2020. In asset acquisitions, the Operating Partnership determines the value allocated to land and buildings using their relative estimated fair values.

We identified the evaluation of the value allocated to land and buildings in certain asset acquisitions as a critical audit matter. There was a high degree of subjective and complex auditor judgment in evaluating the fair value amounts used in the allocation of the purchase price to land and building, which required the assistance of valuation professionals with specialized skills and knowledge. Specifically, the relevance and reliability of market information including comparable land sales identified and replacement costs used to determine the building value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s land and building value estimation process in asset acquisitions. This included controls over the identification of publicly available and comparable land sales and the key input used to estimate the replacement cost of the building. For certain asset acquisitions, with the assistance of valuation professionals with specialized skills and knowledge, we (1) compared the Operating Partnership’s determination of the fair value of land to independently developed ranges of estimates based on publicly available land sales, and (2) compared the key input in the Operating Partnership’s replacement building cost value to ranges of estimates of market data such as industry guides used for developing replacement building values.

/s/ KPMG LLP
We have served as the Operating Partnership's auditor since 2013.

San Francisco, California
February 19, 2021

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019
(Dollars in thousands, except share amounts)

	2020	2019
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,929,009	$2,773,805
Buildings and improvements	12,132,736	11,264,337
	15,061,745	14,038,142
Less: accumulated depreciation	(4,133,959)	(3,689,482)
	10,927,786	10,348,660
Real estate under development	386,047	546,075
Co-investments	1,018,010	1,335,339
Real estate held for sale	57,938	—
	12,389,781	12,230,074
Cash and cash equivalents-unrestricted	73,629	70,087
Cash and cash equivalents-restricted	10,412	11,007
Marketable securities, net of allowance for credit losses of zero as of both December 31, 2020 and December 31, 2019	147,768	144,193
Notes and other receivables, net of allowance for credit losses of $0.8 million and zero as of December 31, 2020 and December 31, 2019, respectively (includes related party receivables of $4.7 million and $90.2 million as of December 31, 2020 and December 31, 2019, respectively)	195,104	134,365
Operating lease right-of-use assets	72,143	74,744
Prepaid expenses and other assets	47,340	40,935
Total assets	$12,936,177	$12,705,405
LIABILITIES AND EQUITY
Unsecured debt, net	$5,607,985	$4,763,206
Mortgage notes payable, net	643,550	990,667
Lines of credit	—	55,000
Accounts payable and accrued liabilities	152,855	158,017
Construction payable	31,417	48,912
Dividends payable	141,917	135,384
Operating lease liabilities	74,037	76,740
Liabilities associated with real estate held for sale	29,845	—
Other liabilities	39,140	36,565
Total liabilities	6,720,746	6,264,491
Commitments and contingencies
Redeemable noncontrolling interest	32,239	37,410
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,999,015 and 66,091,954 shares issued and outstanding, respectively	6	7
Additional paid-in capital	6,876,326	7,121,927
Distributions in excess of accumulated earnings	(861,193)	(887,619)
Accumulated other comprehensive loss, net	(14,729)	(13,888)
Total stockholders' equity	6,000,410	6,220,427
Noncontrolling interest	182,782	183,077
Total equity	6,183,192	6,403,504
Total liabilities and equity	$12,936,177	$12,705,405

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except per share and share amounts)

	2020	2019	2018
Revenues:
Rental and other property	$1,486,150	$1,450,628	$1,390,870
Management and other fees from affiliates	9,598	9,527	9,183
	1,495,748	1,460,155	1,400,053
Expenses:
Property operating, excluding real estate taxes	263,389	241,357	232,771
Real estate taxes	177,011	155,170	151,570
Corporate-level property management expenses	34,573	34,067	32,055
Depreciation and amortization	525,497	483,750	479,884
General and administrative	65,388	54,262	53,451
Expensed acquisition and investment related costs	1,591	168	194
Impairment loss	1,825	7,105	—
	1,069,274	975,879	949,925
Gain (loss) on sale of real estate and land	64,967	(3,164)	61,861
Earnings from operations	491,441	481,112	511,989
Interest expense	(220,633)	(217,339)	(220,492)
Total return swap income	10,733	8,446	8,707
Interest and other income	40,999	46,298	23,010
Equity income from co-investments	66,512	112,136	89,132
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,531)	(1,457)	—
(Loss) gain on early retirement of debt, net	(22,883)	3,717	—
Gain on remeasurement of co-investment	234,694	31,535	1,253
Net income	599,332	464,448	413,599
Net income attributable to noncontrolling interest	(30,462)	(25,162)	(23,446)
Net income available to common stockholders	$568,870	$439,286	$390,153
Per share data:
Basic:
Net income available to common stockholders	$8.69	$6.67	$5.91
Weighted average number of shares outstanding during the year	65,454,057	65,840,422	66,041,058
Diluted:
Net income available to common stockholders	$8.69	$6.66	$5.90
Weighted average number of shares outstanding during the year	65,564,982	65,939,455	66,085,089

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
Net income	$599,332	$464,448	$413,599
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	(4,148)	(2,948)	7,824
Cash flow hedge losses reclassified to earnings	3,338	1,824	—
Change in fair value of marketable debt securities, net	(61)	281	(118)
Reversal of unrealized (gains) losses upon the sale of marketable debt securities	—	(32)	13
Total other comprehensive (loss) income	(871)	(875)	7,719
Comprehensive income	598,461	463,573	421,318
Comprehensive income attributable to noncontrolling interest	(30,432)	(25,133)	(23,702)
Comprehensive income attributable to controlling interest	$568,029	$438,440	$397,616

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2020, 2019 and 2018
(Dollars and shares in thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Shares	Amount
Balances at December 31, 2017	66,054	$7	$7,129,571	$(833,726)	$(18,446)	$119,419	$6,396,825
Net income	—	—	—	390,153	—	23,446	413,599
Reversal of unrealized losses upon the sale of marketable securities	—	—	—	—	13	—	13
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,564	260	7,824
Change in fair value of marketable debt securities, net	—	—	—	—	(114)	(4)	(118)
Issuance of common stock under:							—
Stock option and restricted stock plans, net	41	—	6,213	—	—	—	6,213
Sale of common stock, net	—	—	(919)	—	—	—	(919)
Equity based compensation costs	—	—	11,651	—	—	1,200	12,851
Retirement of common stock, net	(210)	—	(51,233)	—	—	—	(51,233)
Cumulative effect upon adoption of ASU No. 2016-01	—	—	—	2,234	(2,234)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	—	—	119,651	—	4,057	123,708
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,143)	—	—	(21)	(1,164)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	7,919	7,919
Distributions to noncontrolling interest	—	—	—	—	—	(29,233)	(29,233)
Redemptions of noncontrolling interest	5	—	(1,061)	—	—	(272)	(1,333)
Common stock dividends ($7.44 per share)	—	—	—	(491,108)	—	—	(491,108)
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	439,286	—	25,162	464,448
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(31)	(1)	(32)
Cash flow hedge losses reclassified to earnings	—	—	—	—	1,762	62	1,824
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,849)	(99)	(2,948)
Change in fair value of marketable debt securities, net	—	—	—	—	272	9	281
Issuance of common stock under:							—

Stock option and restricted stock plans, net	195	—	33,779	—	—	—	33,779
Sale of common stock, net	228	—	72,539	—	—	—	72,539
Equity based compensation costs	—	—	11,029	—	—	1,254	12,283
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(3,427)	—	—	1,419	(2,008)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(28,493)	(28,493)
Redemptions of noncontrolling interest	13	—	(28,083)	—	—	(8,485)	(36,568)
Common stock dividends ($7.80 per share)	—	—	—	(514,109)	—	—	(514,109)
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	568,870	—	30,462	599,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,225	113	3,338
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,007)	(141)	(4,148)
Change in fair value of marketable debt securities, net	—	—	—	—	(59)	(2)	(61)
Issuance of common stock under:							—
Stock option and restricted stock plans, net	95	—	9,201	—	—	—	9,201
Sale of common stock, net	—	—	(296)	—	—	—	(296)
Equity based compensation costs	—	—	12,453	—	—	460	12,913
Retirement of common stock, net	(1,197)	(1)	(269,314)	—	—	—	(269,315)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,375	—	—	(76)	4,299
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(31,367)	(31,367)
Redemptions of noncontrolling interest	9	—	(2,020)	—	—	(1,093)	(3,113)
Common stock dividends ($8.31 per share)	—	—	—	(542,254)	—	—	(542,254)
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$599,332	$464,448	$413,599
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	(19,426)	(1,218)	(347)
Depreciation and amortization	525,497	483,750	479,884
Amortization of discount on marketable securities	(19,075)	(28,491)	(17,637)
Amortization of (premium) discount and debt financing costs, net	6,674	5,689	(2,587)
Gain on sale of marketable securities	(2,131)	(1,271)	(737)
Provision for credit losses	687	—	—
Unrealized (gains) losses on equity securities recognized through income	(12,515)	(5,710)	5,159
Company's share of gain on the sales of co-investments	(2,225)	(51,097)	(10,569)
Earnings from co-investments	(64,287)	(61,039)	(78,563)
Operating distributions from co-investments	74,419	99,277	99,593
Accrued interest from notes and other receivables	(3,683)	(6,012)	(5,436)
Impairment loss	1,825	7,105	—
(Gain) loss on the sale of real estate and land	(64,967)	3,164	(61,861)
Equity-based compensation	8,157	7,010	7,135
Loss (gain) on early retirement of debt, net	22,883	(3,717)	—
Gain on remeasurement of co-investment	(234,694)	(31,535)	(1,253)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(3,730)	6,969	(856)
Accounts payable, accrued liabilities, and operating lease liabilities	(10,382)	29,551	(145)
Other liabilities	749	2,206	1,175
Net cash provided by operating activities	803,108	919,079	826,554
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(460,421)	(133,825)	(15,311)
Redevelopment	(48,980)	(70,295)	(73,000)
Development acquisitions of and additions to real estate under development	(108,781)	(158,234)	(182,772)
Capital expenditures on rental properties	(90,085)	(101,689)	(81,684)
Investments in notes receivable	(135,343)	(231,400)	—
Collections of notes and other receivables	98,711	168,720	29,500
Proceeds from insurance for property losses	723	3,734	1,408
Proceeds from dispositions of real estate	339,165	23,214	347,587
Contributions to co-investments	(114,017)	(402,284)	(162,437)
Changes in refundable deposits	96	5	(414)
Purchases of marketable securities	(83,379)	(46,458)	(37,952)
Sales and maturities of marketable securities	113,465	147,531	31,521
Non-operating distributions from co-investments	71,946	273,290	83,661

Net cash used in investing activities	(416,900)	(527,691)	(59,893)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	1,452,808	1,045,290	298,773
Payments on unsecured debt and mortgage notes	(916,209)	(1,026,616)	(230,398)
Proceeds from lines of credit	1,038,426	1,939,213	742,961
Repayments of lines of credit	(1,093,426)	(1,884,213)	(921,961)
Retirement of common stock	(269,315)	(56,989)	(51,233)
Additions to deferred charges	(13,772)	(10,898)	(4,250)
Payments related to debt prepayment penalties	(19,605)	(1,406)	—
Net proceeds from issuance of common stock	(296)	72,539	(919)
Net proceeds from stock options exercised	14,865	37,467	6,213
Payments related to tax withholding for share-based compensation	(5,664)	(3,688)	(869)
Distributions to noncontrolling interest	(30,990)	(27,993)	(29,050)
Redemption of noncontrolling interest	(3,113)	(36,568)	(1,333)
Redemption of redeemable noncontrolling interest	(872)	(73)	(144)
Common stock dividends paid	(536,098)	(507,754)	(484,182)
Net cash used in financing activities	(383,261)	(461,689)	(676,392)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	2,947	(70,301)	90,269
Unrestricted and restricted cash and cash equivalents at beginning of period	81,094	151,395	61,126
Unrestricted and restricted cash and cash equivalents at end of period	$84,041	$81,094	$151,395

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$211,732	$194,418	$203,803
Interest capitalized	$14,615	$24,169	$18,708
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,892	$6,811	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$—	$7,919
Issuance of DownREIT units in connection with acquisition of real estate	$—	$65,472	$—
Transfers between real estate under development and rental properties, net	$253,039	$19,812	$100,415
Transfer from real estate under development to co-investments	$1,739	$671	$853
Reclassifications (from) to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$(4,299)	$2,008	$1,165
Redemption of redeemable noncontrolling interest via reduction of note receivable	$—	$—	$4,751
Initial recognition of operating lease right-of-use assets	$—	$77,645	$—
Initial recognition of operating lease liabilities	$—	$79,693	$—
Debt assumed in connection with acquisition	$—	$143,006	$45,804
Repayment of mortgage note from new financing proceeds	$—	$—	$52,000

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019
(Dollars in thousands, except per unit amounts)

	2020	2019
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,929,009	$2,773,805
Buildings and improvements	12,132,736	11,264,337
	15,061,745	14,038,142
Less: accumulated depreciation	(4,133,959)	(3,689,482)
	10,927,786	10,348,660
Real estate under development	386,047	546,075
Co-investments	1,018,010	1,335,339
Real estate held for sale	57,938	—
	12,389,781	12,230,074
Cash and cash equivalents-unrestricted	73,629	70,087
Cash and cash equivalents-restricted	10,412	11,007
Marketable securities, net of allowance for credit losses of zero as of both December 31, 2020 and December 31, 2019	147,768	144,193
Notes and other receivables, net of allowance for credit losses of $0.8 million and zero as of December 31, 2020 and December 31, 2019, respectively (includes related party receivables of $4.7 million and $90.2 million as of December 31, 2020 and December 31, 2019, respectively)	195,104	134,365
Operating lease right-of-use assets	72,143	74,744
Prepaid expenses and other assets	47,340	40,935
Total assets	$12,936,177	$12,705,405
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,607,985	$4,763,206
Mortgage notes payable, net	643,550	990,667
Lines of credit	—	55,000
Accounts payable and accrued liabilities	152,855	158,017
Construction payable	31,417	48,912
Distributions payable	141,917	135,384
Operating lease liabilities	74,037	76,740
Liabilities associated with real estate held for sale	29,845	—
Other liabilities	39,140	36,565
Total liabilities	6,720,746	6,264,491
Commitments and contingencies
Redeemable noncontrolling interest	32,239	37,410
Capital:
General Partner:
Common equity (64,999,015 and 66,091,954 units issued and outstanding, respectively)	6,015,139	6,234,315
	6,015,139	6,234,315
Limited Partners:
Common equity (2,294,760 and 2,301,653 units issued and outstanding, respectively)	58,184	57,359
Accumulated other comprehensive loss	(11,303)	(10,432)
Total partners' capital	6,062,020	6,281,242
Noncontrolling interest	121,172	122,262
Total capital	6,183,192	6,403,504
Total liabilities and capital	$12,936,177	$12,705,405

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2020, 2019, and 2018
(Dollars in thousands, except per unit and unit amounts)

	2020	2019	2018
Revenues:
Rental and other property	$1,486,150	$1,450,628	$1,390,870
Management and other fees from affiliates	9,598	9,527	9,183
	1,495,748	1,460,155	1,400,053
Expenses:
Property operating, excluding real estate taxes	263,389	241,357	232,771
Real estate taxes	177,011	155,170	151,570
Corporate-level property management expenses	34,573	34,067	32,055
Depreciation and amortization	525,497	483,750	479,884
General and administrative	65,388	54,262	53,451
Expensed acquisition and investment related costs	1,591	168	194
Impairment loss	1,825	7,105	—
	1,069,274	975,879	949,925
Gain (loss) on sale of real estate and land	64,967	(3,164)	61,861
Earnings from operations	491,441	481,112	511,989
Interest expense	(220,633)	(217,339)	(220,492)
Total return swap income	10,733	8,446	8,707
Interest and other income	40,999	46,298	23,010
Equity income from co-investments	66,512	112,136	89,132
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,531)	(1,457)	—
(Loss) gain on early retirement of debt, net	(22,883)	3,717	—
Gain on remeasurement of co-investment	234,694	31,535	1,253
Net income	599,332	464,448	413,599
Net income attributable to noncontrolling interest	(10,550)	(9,819)	(9,994)
Net income available to common unitholders	$588,782	$454,629	$403,605
Per unit data:
Basic:
Net income available to common unitholders	$8.69	$6.67	$5.91
Weighted average number of common units outstanding during the year	67,750,665	68,140,900	68,315,999
Diluted:
Net income available to common unitholders	$8.69	$6.66	$5.90
Weighted average number of common units outstanding during the year	67,861,590	68,239,933	68,360,030

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019, and 2018
(Dollars in thousands)

	2020	2019	2018
Net income	$599,332	$464,448	$413,599
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	(4,148)	(2,948)	7,824
Cash flow hedge losses reclassified to earnings	3,338	1,824	—
Change in fair value of marketable debt securities, net	(61)	281	(118)
Reversal of unrealized (gains) losses upon the sale of marketable debt securities	—	(32)	13
Total other comprehensive (loss) income	(871)	(875)	7,719
Comprehensive income	598,461	463,573	421,318
Comprehensive income attributable to noncontrolling interest	(10,550)	(9,819)	(9,994)
Comprehensive income attributable to controlling interest	$587,911	$453,754	$411,324

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2020, 2019, and 2018
(Dollars and units in thousands)

					Accumulated other comprehensive loss, net
	General Partner		Limited Partners			Noncontrolling interest	Total
	Common Equity		Common Equity
	Units	Amount	Units	Amount
Balances at December 31, 2017	66,054	$6,295,852	2,268	$49,792	$(15,229)	$66,410	$6,396,825
Net income	—	390,153	—	13,452	—	9,994	413,599
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	13	—	13
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,824	—	7,824
Change in fair value of marketable debt securities, net	—	—	—	—	(118)	—	(118)
Issuance of common units under:							—
General partner's stock based compensation, net	41	6,213	—	—	—	—	6,213
Sale of common stock by general partner, net	—	(919)	—	—	—	—	(919)
Equity based compensation costs	—	11,651	11	1,200	—	—	12,851
Retirement of common units, net	(210)	(51,233)	—	—	—	—	(51,233)
Cumulative effect upon adoption of ASU No. 2016-01	—	2,234	—	(6)	(2,228)	—	—
Cumulative effect upon adoption of ASU No. 2017-05	—	119,651	—	4,057	—	—	123,708
Changes in redemption value of redeemable noncontrolling interest	—	(1,143)	—	(89)	—	68	(1,164)
Changes in noncontrolling interest from acquisition	—	—	31	7,919	—	—	7,919
Distributions to noncontrolling interest	—	—	—	—	—	(12,174)	(12,174)
Redemptions	5	(1,061)	(5)	(205)	—	(67)	(1,333)
Distributions declared ($7.44 per unit)	—	(491,108)	—	(17,059)	—	—	(508,167)
Balances at December 31, 2018	65,890	$6,280,290	2,305	$59,061	$(9,738)	$64,231	$6,393,844
Net income	—	439,286	—	15,343	—	9,819	464,448
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(32)	—	(32)
Cash flow hedge losses reclassified to earnings	—	—	—	—	1,824	—	1,824
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,948)	—	(2,948)
Change in fair value of marketable debt securities, net	—	—	—	—	281	—	281
Issuance of common units under:

General partner's stock based compensation, net	195	33,779	—	—	—	—	33,779
Sale of common stock by general partner, net	228	72,539	—	—	—	—	72,539
Equity based compensation costs	—	11,029	10	1,254	—	—	12,283
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in the redemption value of redeemable noncontrolling interest	—	(3,427)	—	109	—	1,310	(2,008)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(10,521)	(10,521)
Redemptions	13	(28,083)	(13)	(436)	—	(8,049)	(36,568)
Distributions declared ($7.80 per unit)	—	(514,109)	—	(17,972)	—	—	(532,081)
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	568,870	—	19,912	—	10,550	599,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,338	—	3,338
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,148)	—	(4,148)
Change in fair value of marketable debt securities, net	—	—	—	—	(61)	—	(61)
Issuance of common units under:							—
General partner's stock based compensation, net	95	9,201	—	—	—	—	9,201
Sale of common stock by general partner, net	—	(296)	—	—	—	—	(296)
Equity based compensation costs	—	12,453	2	460	—	—	12,913
Retirement of common units, net	(1,197)	(269,315)	—	—	—	—	(269,315)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	4,375	—	(197)	—	121	4,299
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(12,292)	(12,292)
Redemptions	9	(2,020)	(9)	(275)	—	(818)	(3,113)
Distributions declared ($8.31 per unit)	—	(542,254)	—	(19,075)	—	—	(561,329)
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019, and 2018
(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$599,332	$464,448	$413,599
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	(19,426)	(1,218)	(347)
Depreciation and amortization	525,497	483,750	479,884
Amortization of discount on marketable securities	(19,075)	(28,491)	(17,637)
Amortization of (premium) discount and debt financing costs, net	6,674	5,689	(2,587)
Gain on sale of marketable securities	(2,131)	(1,271)	(737)
Provision for credit losses	687	—	—
Unrealized (gains) losses on equity securities recognized through income	(12,515)	(5,710)	5,159
Company's share of gain on the sales of co-investments	(2,225)	(51,097)	(10,569)
Earnings from co-investments	(64,287)	(61,039)	(78,563)
Operating distributions from co-investments	74,419	99,277	99,593
Accrued interest from notes and other receivables	(3,683)	(6,012)	(5,436)
Impairment loss	1,825	7,105	—
(Gain) loss on the sale of real estate and land	(64,967)	3,164	(61,861)
Equity-based compensation	8,157	7,010	7,135
Loss (gain) on early retirement of debt, net	22,883	(3,717)	—
Gain on remeasurement of co-investment	(234,694)	(31,535)	(1,253)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(3,730)	6,969	(856)
Accounts payable, accrued liabilities, and operating lease liabilities	(10,382)	29,551	(145)
Other liabilities	749	2,206	1,175
Net cash provided by operating activities	803,108	919,079	826,554
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(460,421)	(133,825)	(15,311)
Redevelopment	(48,980)	(70,295)	(73,000)
Development acquisitions of and additions to real estate under development	(108,781)	(158,234)	(182,772)
Capital expenditures on rental properties	(90,085)	(101,689)	(81,684)
Investments in notes receivable	(135,343)	(231,400)	—
Collections of notes and other receivables	98,711	168,720	29,500
Proceeds from insurance for property losses	723	3,734	1,408
Proceeds from dispositions of real estate	339,165	23,214	347,587
Contributions to co-investments	(114,017)	(402,284)	(162,437)
Changes in refundable deposits	96	5	(414)
Purchases of marketable securities	(83,379)	(46,458)	(37,952)
Sales and maturities of marketable securities	113,465	147,531	31,521
Non-operating distributions from co-investments	71,946	273,290	83,661

Net cash used in investing activities	(416,900)	(527,691)	(59,893)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	1,452,808	1,045,290	298,773
Payments on unsecured debt and mortgage notes	(916,209)	(1,026,616)	(230,398)
Proceeds from lines of credit	1,038,426	1,939,213	742,961
Repayments of lines of credit	(1,093,426)	(1,884,213)	(921,961)
Retirement of common units	(269,315)	(56,989)	(51,233)
Additions to deferred charges	(13,772)	(10,898)	(4,250)
Payments related to debt prepayment penalties	(19,605)	(1,406)	—
Net proceeds from issuance of common units	(296)	72,539	(919)
Net proceeds from stock options exercised	14,865	37,467	6,213
Payments related to tax withholding for share-based compensation	(5,664)	(3,688)	(869)
Distributions to noncontrolling interest	(8,409)	(7,288)	(8,518)
Redemption of noncontrolling interests	(3,113)	(36,568)	(1,333)
Redemption of redeemable noncontrolling interests	(872)	(73)	(144)
Common units distributions paid	(558,679)	(528,459)	(504,714)
Net cash used in financing activities	(383,261)	(461,689)	(676,392)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	2,947	(70,301)	90,269
Unrestricted and restricted cash and cash equivalents at beginning of period	81,094	151,395	61,126
Unrestricted and restricted cash and cash equivalents at end of period	$84,041	$81,094	$151,395

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$211,732	$194,418	$203,803
Interest capitalized	$14,615	$24,169	$18,708
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,892	$6,811	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$—	$7,919
Issuance of DownREIT units in connection with acquisition of real estate	$—	$65,472	$—
Transfers between real estate under development and rental properties, net	$253,039	$19,812	$100,415
Transfer from real estate under development to co-investments	$1,739	$671	$853
Reclassifications (from) to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$(4,299)	$2,008	$1,165
Redemption of redeemable noncontrolling interest via reduction of note receivable	$—	$—	$4,751
Initial recognition of operating lease right-of-use assets	$—	$77,645	$—
Initial recognition of operating lease liabilities	$—	$79,693	$—
Debt assumed in connection with acquisition	$—	$143,006	$45,804
Repayment of mortgage note from new financing proceeds	$—	$—	$52,000
See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

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

Essex is the sole general partner of the Operating Partnership with a 96.6% general partner interest and the limited partners owned a 3.4% interest as of December 31, 2020. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units outstanding were 2,294,760 and 2,301,653 as of December 31, 2020 and 2019, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock, totaled approximately $544.8 million and $692.5 million, as of December 31, 2020 and 2019, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2020, the Company owned or had ownership interests in 246 operating apartment communities, comprising 60,272 apartment homes, excluding the Company's ownership interests in preferred interest co-investments, loan investments, one operating commercial building, and a development pipeline comprised of three consolidated projects and three unconsolidated joint venture projects. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

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

Noncontrolling interest includes the 3.4% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2020 and 2019. These percentages include the Operating Partnership’s vested long-term incentive plan units (see Note 14).

(b) Recently Adopted Accounting Pronouncements

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
December 31, 2020, 2019, and 2018

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

In April 2020, the FASB issued a Staff Question-and-Answer ("Q&A") to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") Topic 842, Leases. The Q&A allows companies to not apply the lease modification guidance to rent concessions that result in deferred rent where the total cash flows required by the modified lease agreement are materially the same as the cash flows required under the original lease and the changes to the lease do not result in a substantial increase to the rights of the lessor or the obligations of the lessee. The Company adopted the guidance during the three months ended June 30, 2020 for eligible residential lease concessions. The lease concessions that met the criteria of the Q&A are treated as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. The amount of rent concessions subject to the Q&A were not material and this adoption did not have a material impact on the Company's consolidated results of operations or financial position.

(c) Recent Accounting Pronouncements

In January 2021, the FASB issued ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope." The amendments in ASU No. 2021-01 provide optional expedients to the current guidance on contract modifications and hedge accounting from the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance generally can be applied to applicable contract modifications through December 31, 2022. The Company adopted this new guidance in January 2021 and will apply the guidance on a prospective basis. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference rates and the application of optional expedients available in this guidance, but does not expect a material impact to its consolidated results of operations or financial position.

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

The Company allocates the purchase price of real estate on a fair value basis to land and building including personal property, and identifiable intangible assets, such as the value of above, below and in-place leases. In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent land appraisals which consider comparable market transactions, its own analysis of recently acquired or developed comparable

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

properties in our portfolio for land comparables and building replacement costs, and other publicly available market data. In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and amortized over the average remaining term of all acquired leases.

The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases is $4.7 million and $1.2 million as of December 31, 2020 and 2019, respectively, and are included in prepaid expenses and other assets on the Company's consolidated balance sheets.

The Company periodically assesses the carrying value of its real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance compared to budget for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company's ability to hold and its intent with regard to each asset, and each property's remaining useful life. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and/or sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost or fair value less estimated costs to sell. As of December 31, 2020, two properties were classified as held for sale. As of December 31, 2019, no properties were classified as held for sale. The Company recorded an impairment charge of $1.8 million for the year ended December 31, 2020 related to one of the Company's consolidated properties as a result of a change in the Company's intent to hold the property for its remaining useful life. The Company recorded an impairment charge of $7.1 million for the year ended December 31, 2019 on a parcel of land that was part of a consolidated co-investment with Canada Pension Plan Investment Board ("CPPIB" or "CPP"). The impairment charge resulted from the Company's acquisition of CPPIB's 45% interest in the co-investment. The impairment analysis over the parcel’s fair value was determined using internally developed models based on market assumptions. No impairment charges were recorded for the year ended December 31, 2018.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the consolidated statement of income equal to the amount by which the fair value of the Company's previously owned co-investment interest exceeds its carrying value. A majority of the co-investments, excluding most preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company recorded an other-than-temporary impairment charge of $11.5 million for the year ended December 31, 2019 on an unconsolidated co-investment with CPPIB which held Agora, a 49 unit apartment home community located in Walnut

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

Creek, CA. The other-than-temporary impairment charge resulted from the Company's acquisition of CPPIB's 45% interest in the co-investment. The impairment analysis over the co-investments fair value was determined using internally developed models based on market assumptions. The impairment is reflected in equity income from co-investments on the consolidated statements of income. No other-than-temporary impairment charges were recorded for the years ended December 31, 2020 or 2018.

(f) Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment homes are recorded when due from tenants and are recognized monthly as they are earned, which generally approximates a straight-line basis, else, adjustments are made to conform to a straight-line basis. Apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months). Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease. See Note 4, Revenues, and Note 10, Lease Agreements - Company as Lessor, for additional information regarding such revenues.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows ($ in thousands):

	2020	2019	2018
Cash and cash equivalents - unrestricted	$73,629	$70,087	$134,465
Cash and cash equivalents - restricted	10,412	11,007	16,930
Total unrestricted and restricted cash and cash equivalents shown in the consolidated statements of cash flows	$84,041	$81,094	$151,395

(h) Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured debt and Level 3 for investments in mortgage backed securities, as defined by the FASB standard for fair value measurements as discussed later in Note 2). As of December 31, 2020 and 2019, $2.5 million and $3.6 million, respectively, of equity securities presented within common stock and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. There were no other than temporary impairment charges for the years ended December 31, 2020, 2019, and 2018. Unrealized gains

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statements of income.

As of December 31, 2020 and 2019, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured debt, U.S. treasury securities, and common stock and stock funds. As of December 31, 2019, the Company classified its mortgage backed securities as held to maturity, and accordingly, the securities were stated at their amortized cost. One of the investments in mortgage backed securities matured in November 2019 and the other matured in December 2020.

As of December 31, 2020 and 2019, marketable securities consist of the following ($ in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Carrying Value	Allowance for Credit Losses
Equity securities:
Investment funds - debt securities	$49,646	$985	$50,631	$—
Common stock and stock funds	81,074	15,001	96,075	—

Debt securities:
Available for sale
Investment-grade unsecured debt	1,050	12	1,062	—
Total - Marketable securities	$131,770	$15,998	$147,768	$—

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$29,588	$544	$30,132
Common stock and stock funds	34,941	2,927	37,868

Debt securities:
Available for sale
U.S. Treasury securities	2,421	13	2,434
Investment-grade unsecured debt	1,048	60	1,108
Held to maturity:
Mortgage backed securities	72,651	—	72,651
Total - Marketable securities	$140,649	$3,544	$144,193

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive loss for such securities.

During the years ended December 31, 2020 and 2019, the Company received cash proceeds of $91.7 million and $83.1 million, respectively, from the maturity of two investments in mortgage backed securities. For the years ended December 31, 2020 and 2019, the Company recognized approximately $11.8 million and $7.0 million, respectively, of accelerated interest income or the reversal of an allowance for credit loss related to these maturities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

For the years ended December 31, 2020, 2019 and 2018, the proceeds from sales and maturities of marketable securities totaled $113.5 million, $147.5 million and $31.5 million, respectively. For the years ended December 31, 2020, 2019 and 2018, these sales resulted in gains of $2.1 million, $1.3 million, and $0.7 million, respectively.

For the years ended December 31, 2020 and 2019, the portion of equity security unrealized losses or gains that were recognized in income totaled $12.5 million in gains, and $5.7 million in gains, respectively, and were included in interest and other income on the Company's consolidated statements of income and comprehensive income.

Unrealized losses on investment-grade unsecured debt as of December 31, 2020 have not been recognized into income because the debts of the issuers are of high credit quality, management does not intend to sell the securities, it is likely that the Company will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to other market conditions.

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

Balance at December 31, 2019	$—
Impact of adoption ASC 326 (1)	13,644
Reversal of provision for credit losses	(13,644)
Balance at December 31, 2020	$—

(1) As part of the adoption of ASC 326, effective January 1, 2020, the Company recorded a gross up of the mortgage backed security and related allowance for credit losses of $13.6 million. The allowance was reversed upon maturity of the mortgage backed security in December 2020. The Company recorded $11.8 million of accelerated interest income related to this maturity.

(i) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2020 and 2019, no notes were impaired.

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
December 31, 2020, 2019, and 2018

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

(j) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs, inclusive of capitalized interest, as well as capitalized development and redevelopment fees totaled $31.4 million, $42.1 million and $37.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, most of which relates to development projects. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

(k) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements. Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability. The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities. The Company uses Level 2 inputs for its investments in unsecured debt, notes receivable, notes payable, and derivative assets/liabilities. These inputs include interest rates for similar financial instruments. The Company’s valuation methodology for derivatives is described in Note 9. The Company uses Level 3 inputs to estimate the fair value of its mortgage backed securities. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of December 31, 2020 and 2019, because interest rates, yields and other terms for these instruments are consistent with interest rates, yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $5.5 billion and $5.2 billion at December 31, 2020 and 2019, respectively, to be $6.0 billion and $5.4 billion at December 31, 2020 and 2019, respectively. Management has estimated the fair value of the Company’s $775.1 million and $660.4 million of variable rate debt at December 31, 2020 and 2019, respectively, to be $770.1 million and $655.8 million at December 31, 2020 and 2019, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2020 and 2019 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities, are carried at fair value as of December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Company’s investments in mortgage backed securities had a carrying value of zero and $72.7 million, respectively. In November 2019, the Company received cash proceeds of $83.1 million from the maturity of an

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

investment in a mortgage backed security. Additionally, during 2020, the Company received cash proceeds of $91.7 million from the maturity of the remaining investment in a mortgage backed security. The Company estimated the fair value of its investment in mortgage backed securities at December 31, 2020 and 2019 to be approximately zero and $72.7 million, respectively. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (Level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

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

(m) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code (the "IRC"), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2020 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

The status of cash dividends distributed for the years ended December 31, 2020, 2019, and 2018 related to common stock are classified for tax purposes as follows:

	2020	2019	2018
Common Stock
Ordinary income	85.23%	83.81%	79.72%
Capital gain	10.68%	13.78%	15.35%
Unrecaptured section 1250 capital gain	4.09%	2.41%	4.93%
	100.00%	100.00%	100.00%

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

	Change in fair value and amortization of swap settlements	Unrealized gain (loss) on available for sale securities	Total
Balance at December 31, 2019	$(13,989)	$101	$(13,888)
Other comprehensive income before reclassification	4,274	(59)	4,215
Amounts reclassified from accumulated other comprehensive loss	(5,056)	—	(5,056)
Other comprehensive loss	(782)	(59)	(841)
Balance at December 31, 2020	$(14,771)	$42	$(14,729)

Changes in Accumulated Other Comprehensive Loss, by Component
Essex Portfolio, L.P. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gain (loss) on available for sale securities	Total
Balance at December 31, 2019	$(10,536)	$104	$(10,432)
Other comprehensive income before reclassification	4,424	(61)	4,363
Amounts reclassified from accumulated other comprehensive loss	(5,234)	—	(5,234)
Other comprehensive loss	(810)	(61)	(871)
Balance at December 31, 2020	$(11,346)	$43	$(11,303)

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

(p) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $32.2 million and $37.4 million as of December 31, 2020 and 2019, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Balance at January 1,	$37,410	$35,475	$39,206
Reclassifications due to change in redemption value and other	(4,299)	2,008	1,164
Redemptions	(872)	(73)	(4,895)
Balance at December 31,	$32,239	$37,410	$35,475

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

(r) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidates the Operating Partnership, 17 DownREIT entities (comprising nine communities), and five co-investments as of December 31, 2020. As of December 31, 2019, the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities), and six co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $898.5 million and $326.8 million, respectively, as of December 31, 2020, and $1.0 billion and $364.3 million, respectively, as of December 31, 2019. Noncontrolling interests in these entities were $120.8 million and $122.5 million as of December 31, 2020 and 2019, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE.

The DownREIT VIEs collectively own nine apartment communities in which the Company is the general partner or manager of the DownREIT entity, the Operating Partnership is a special limited partner or member, and the other limited partners or members were granted rights of redemption for their interests. Such limited partners or members can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners or members receive distributions based on the Company's current dividend rate times the number of units held. Total DownREIT units outstanding were 1,017,460 and 1,033,907 as of December 31, 2020 and 2019, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $241.6 million and $311.1 million, as of December 31, 2020 and 2019, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $32.2 million and $37.4 million as of December 31, 2020 and 2019, respectively. Of these amounts, $11.9 million and $13.0 million as of December 31, 2020 and 2019, respectively, represent units of limited partners' or members' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner's or members' right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

stock was $97.4 million and $97.7 million as of December 31, 2020 and 2019, respectively, and is classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

As of December 31, 2020 and 2019, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(s) Discontinued Operations

The Company determined that the disposals during the years ended December 31, 2020, 2019 and 2018 were not considered discontinued operations in accordance with ASU No. 2014-08. The gains related to these disposals are recorded in gain on sale of real estate and land in the consolidated statements of income.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

The table below summarizes acquisition activity for the year ended December 31, 2020 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2020	Purchase Price
CPPIB Portfolio	Various	2,020	100%	Q1	$463.4
Total 2020		2,020			$463.4

In January 2020, the Company purchased CPPIB's 45.0% interest in each of a land parcel and six communities totaling 2,020 apartment homes, valued at $1.0 billion on a gross basis. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $234.7 million. Furthermore, the Company recognized $6.5 million in promote income as a result of the transaction, which is included in equity income from co-investments on the consolidated statements of income.

The consolidated fair value of the acquisition listed above was included on the Company's consolidated balance sheet as follows: $189.0 million was included in land and land improvements, $846.0 million was included in buildings and improvements, $10.0 million was included in prepaid expenses and other assets, within the Company's consolidated balance sheets.

For the year ended December 31, 2019, the Company purchased four communities consisting of 849 apartment homes for approximately $373.3 million. Additionally, in December 2019, the Company purchased the joint venture partner's 25% ownership interest in Hidden Valley, a consolidated community consisting of 324 apartment homes, for a contract price of $24.2 million based on an estimated property valuation of $97.0 million and an encumbrance of $29.7 million of mortgage debt. The purchase was recorded as a redemption of noncontrolling interest in the consolidated statements of equity.

(b) Sales of Real Estate Investments

In June 2020, the Company completed a portfolio sale which consisted of two apartment communities with 429 apartment homes, One South Market and Museum Park, both located in San Jose, CA, for a total contract price of $232.0 million. The Company recognized a $16.6 million gain on sale.

In July 2020, the Company sold Delano, a 126 apartment home community located in Redmond, WA, for a total contract price of $51.5 million. The Company recognized a $22.7 million gain on sale.

In October 2020, the Company sold 416 on Broadway, a 115 apartment home community located in Glendale, CA, for a total contract price of $60.0 million. The Company recognized a $25.7 million gain on sale.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

For the year ended December 31, 2019, the Company sold a land parcel adjacent to the Mylo development project located in Santa Clara, CA, for $10.8 million and recorded an immaterial gain and sold land located in San Mateo, CA, that had been held for future development for $12.5 million and recorded a loss of $3.2 million.

For the year ended December 31, 2018, the Company sold two communities consisting of 669 apartment homes for $352.0 million resulting in gains totaling $61.9 million.

(c) Real Estate Assets Held for Sale

As of December 31, 2020, the Company had two communities totaling 439 apartment homes that are qualified as held for sale. As of December 31, 2019 the Company had no assets classified as held for sale.

(d) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments own, operate, and develop apartment communities.

The carrying values of the Company’s co-investments as of December 31, 2020 and 2019 are as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership	December 31,
	Percentage (1)	2020	2019
Ownership interest in:
CPPIB (2)	—%	$—	$345,466
Wesco I, Wesco III, Wesco IV, and Wesco V	51%	178,322	216,756
BEXAEW, BEX II, BEX III, and BEX IV	50%	152,309	160,888
Other	47%	27,635	20,351
Total operating and other co-investments, net		358,266	743,461
Total predevelopment and development co-investments	50%	157,433	146,944
Total preferred interest co-investments (includes related party investments of $81.4 million and $73.2 million as of December 31, 2020 and December 31, 2019, respectively - Note 6 - Related Party Transactions for further discussion)		502,311	444,934
Total co-investments, net		$1,018,010	$1,335,339

(1)Weighted average Company ownership percentages are as of December 31, 2020.
(2)In January 2020, the Company purchased CPPIB's 45.0% interest in each of a land parcel and six communities totaling 2,020 apartment homes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2020	2019
Combined balance sheets: (1)
Rental properties and real estate under development	$4,242,611	$4,733,762
Other assets	200,777	139,562
Total assets	$4,443,388	$4,873,324
Debt	$2,611,365	$2,442,213
Other liabilities	189,515	117,160
Equity	1,642,508	2,313,951
Total liabilities and equity	$4,443,388	$4,873,324
Company's share of equity	$1,018,010	$1,335,339

	Years ended December 31,
	2020	2019	2018
Combined statements of income: (1)
Property revenues	$300,624	$336,922	$332,164
Property operating expenses	(108,682)	(115,658)	(107,584)
Net operating income	191,942	221,264	224,580
Gain on sale of real estate	—	112,918	24,218
Interest expense	(78,962)	(65,665)	(63,913)
General and administrative	(17,079)	(9,575)	(6,379)
Depreciation and amortization	(117,836)	(121,006)	(126,485)
Net income	$(21,935)	$137,936	$52,021
Company's share of net income (2)	$66,512	$112,136	$89,132

(1)Includes preferred equity investments held by the Company.
(2)Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $8.6 million, $7.5 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Operating Co-investments

As of December 31, 2020 and 2019, the Company, through several joint ventures, owned 8,652 and 10,672 apartment homes, respectively, in operating communities. The Company’s book value of these co-investments was $358.3 million and $743.5 million at December 31, 2020 and 2019, respectively.

Predevelopment and Development Co-investments

As of December 31, 2020 and 2019, the Company, through several joint ventures, owned 1,070 and 806 apartment homes in predevelopment and development communities, respectively. The Company’s book value of these co-investments was $157.4 million and $146.9 million at December 31, 2020 and 2019, respectively.

In 2020, the Company entered into a joint venture to develop Scripps Mesa Apartments, a multifamily community comprised of 264 apartment homes located in San Diego, CA. The Company has a 51% ownership interest in the development which has a projected total cost of $102.0 million. Construction began in the third quarter of 2020 and the community is expected to open in

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

the fourth quarter of 2022. The Company has a $5.9 million preferred equity investment in the project, which accrues an annualized preferred return of 10.0% until it is redeemed.

In 2017, the Company entered into a joint venture to develop Patina at Midtown (formerly known as Ohlone), a multifamily community comprised of 269 apartment homes located in San Jose, CA. The Company has a 50% ownership interest in the development which has a projected total cost of $148.0 million. The property began initial occupancy in the third quarter of 2020 and is expected to be fully stabilized by the second quarter of 2021. The Company has a $28.9 million preferred equity investment in the project, which accrues an initial annualized preferred return of 10.0% and matures in 2021.

In 2015, the Company entered into a joint venture to develop 500 Folsom, a multifamily community comprised of 537 apartment homes located in San Francisco, CA. The Company has a 50% ownership interest in the development which has a projected total cost of $415.0 million. The property began initial occupancy in the third quarter of 2019 and is expected to be fully stabilized by the first quarter of 2021.

Preferred Equity Investments

As of December 31, 2020 and 2019, the Company held preferred equity investment interests in several joint ventures which own real estate. The Company’s book value of these preferred equity investments was $502.3 million and $444.9 million at December 31, 2020 and 2019, respectively, and is included in the co-investments line in the accompanying consolidated balance sheets.
During 2020, the Company made commitments to fund $191.3 million of preferred equity investment in seven preferred equity investments. The investments have initial preferred returns ranging from 9.0%-11.5%, with maturities ranging from March 2022 to February 2030. As of December 31, 2020, the Company had funded $55.1 million of the $191.3 million of commitments. The remaining committed amount is expected to be funded in 2021.

During 2019, the Company made commitments to fund $141.7 million of preferred equity investment in five preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.15%-11.3%, with maturities ranging from July 2022 to October 2024. As of December 31, 2020, the Company had fully funded $141.7 million of the commitments.

During 2018, the Company made commitments to fund $45.1 million of preferred equity investment in two preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.25%-12.0%, with maturities ranging from May 2023 to April 2024. As of December 31, 2020, the Company had funded $42.1 million of the $45.1 million of commitments. The remaining committed amount is expected to be funded when requested by the sponsors.

In March 2020, the Company received cash of $11.3 million, including an early redemption fee of $0.2 million, for the partial redemption of a preferred equity investment in a joint venture that holds property located in Southern California. In the fourth quarter of 2020, the Company subsequently received cash of $10.7 million for redemption of the remainder of this preferred equity investment.

In February and September 2020, the Company received cash of $13.4 million for the full redemption of a preferred equity investment in a property located in Southern California.

In December 2020, the Company received cash of $31.3 million for the full redemption of a preferred equity investment in two properties located in Southern California.

(e) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2020, the Company's development pipeline was comprised of three consolidated projects under development, three unconsolidated joint venture projects under development and various predevelopment projects, aggregating 1,853 apartment homes, with total incurred costs of $948.0 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

(4) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	2020	2019	2018
Rental income (1)	$1,462,161	$1,425,585	$1,366,590
Other property (1)	23,989	25,043	24,280
Management and other fees from affiliates	9,598	9,527	9,183
Total revenues	$1,495,748	$1,460,155	$1,400,053

(1)On January 1, 2019, the Company adopted ASU No. 2016-02 and ASU No. 2018-11. As a result of this adoption, certain amounts previously classified as other property revenue have been reclassified to rental income. Prior period amounts have been adjusted to conform to the current period's presentation.

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	2020	2019	2018
Southern California	$570,673	$597,330	$579,533
Northern California	610,867	557,139	520,117
Seattle Metro	243,900	243,060	234,138
Other real estate assets (1)	60,710	53,099	57,082
Total rental and other property revenues	$1,486,150	$1,450,628	$1,390,870

(1)Other real estate assets consist of revenue generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	2020	2019	2018
Same-property (1)	$1,286,686	$1,338,690	$1,288,771
Acquisitions (2)	78,666	7,704	—
Development (3)	20,050	7,675	2,741
Redevelopment	19,054	21,058	20,413
Non-residential/other, net (4)	59,838	75,501	78,945
Straight line rent concession (5)	21,856	—	—
Total rental and other property revenues	$1,486,150	$1,450,628	$1,390,870

(1)Properties that have comparable stabilized results as of January 1, 2019 and are consolidated by the Company for the years ended December 31, 2020, 2019, and 2018. A community is generally considered to have reach stabilized operations once it achieves an initial occupancy of 90%.
(2)Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2019.
(3)Development includes properties developed which did not have stabilized results as of January 1, 2019.
(4)Non-residential/other, net consists of revenue generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our redevelopment criteria, and three communities located in the California counties of Riverside, Santa Barbara, and Santa Cruz, which the Company does not consider its core markets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

(5)Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $3.1 million and $3.9 million as of December 31, 2020 and December 31, 2019, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the year ended December 31, 2020 that was included in the December 31, 2019 deferred revenue balance was $0.8 million, which was included in interest and other income within the consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition accounting standard. As of December 31, 2020, the Company had $3.1 million of remaining performance obligations. The Company expects to recognize approximately 23% of these remaining performance obligations in 2021, an additional 45% through 2023, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2020 and 2019 ($ in thousands):

	2020	2019
Note receivable, secured, bearing interest at 9.00% due May 2021 (Originated May 2017) (1)	$—	$16,828
Note receivable, secured, bearing interest at 9.90%, due November 2021 (Originated November 2018)	14,216	12,838
Related party note receivable, secured, bearing variable rate interest, due February 2020 (Originated November 2019) (2)(3)	—	85,713
Notes receivable, secured, bearing interest at 10.50%, due February 2023 (Originated March 2020)	15,299	—
Note receivable, secured, bearing interest at 11.00%, due October 2023 (Originated April 2020)	25,461	—
Note receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020)	79,827	—
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	15,423	—
Notes and other receivables from affiliates (4)	4,744	4,442
Straight line rent receivables (5)	25,214	6,083
Other receivables	15,671	8,461
Allowance for credit losses	(751)	—
Total notes and other receivables	$195,104	$134,365

(1)In January 2020, the Company received cash of $16.9 million from the payoff of this note receivable.
(2)See Note 6, Related Party Transactions, for additional details.
(3)In January 2020, the Company received cash of $85.8 million from the payoff of this note receivable.
(4)These amounts consist of short-term loans outstanding and due from various joint ventures as of December 31, 2020 and 2019, respectively. See Note 6, Related Party Transactions, for additional details.
(5)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2019	$—	$—	$—
Impact of adoption ASC 326	147	43	190
Provision for credit losses	604	(43)	561
Balance at December 31, 2020	$751	$—	$751

No loans were placed on nonaccrual status or charged off during the year ended December 31, 2020 or 2019.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013. For the year ended December 31, 2020, the Company paid brokerage commissions of $0.2 million to MMC and its affiliates related to real estate transactions. For the years ended December 31, 2019 and 2018, there were no brokerage commissions paid by the Company to MMI or its affiliates.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $11.3 million, $13.8 million, and $13.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.7 million, $4.3 million, and $4.8 million against general and administrative expenses for the years ended December 31, 2020, 2019 and 2018, respectively.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of December 31, 2020 and 2019, $4.7 million and $4.4 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan was classified within notes and other receivables in the accompanying consolidated balance sheets and was paid off in October 2019.

In November 2019, the Company provided an $85.5 million related party bridge loan to Wesco V as part of the acquisition of Velo and Ray. The note receivable accrued interest at LIBOR plus 1.30% and was scheduled to mature in February 2020, but was paid off in January 2020. The bridge loan was classified within notes and other receivables in the accompanying consolidated balance sheets.

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
December 31, 2020, 2019, and 2018

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrues interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of December 31, 2020, the Company had funded $23.4 million of the commitment. The remaining committed amount is expected to be funded if and when requested by the sponsors.

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

Unsecured debt consists of the following as of December 31, 2020 and 2019 ($ in thousands):

	2020	2019	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$199,950	$199,820	0.5
Term loan - variable rate	549,380	349,189	1.5
Bonds public offering - fixed rate	4,858,655	4,214,197	9.4
Unsecured debt, net (1)	5,607,985	4,763,206
Lines of credit (2)	—	55,000
Total unsecured debt	$5,607,985	$4,818,206
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.4%	3.8%
Weighted average interest rate on variable rate term loan	1.7%	2.7%
Weighted average interest rate on lines of credit	1.0%	2.5%

(1)Includes unamortized discount, net of premiums, of $10.1 million and $12.2 million and unamortized debt issuance costs of $31.9 million and $24.5 million as of December 31, 2020 and 2019, respectively.
(2)Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion, excludes unamortized debt issuance costs of $3.7 million and $3.8 million as of December 31, 2020 and 2019, respectively. These debt issuance costs are included in prepaid expenses and other assets on the consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

As of both December 31, 2020 and 2019, the Company had $200.0 million of private placement unsecured bonds outstanding at an average effective interest rate of 4.4%.

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2020 and 2019 ($ in thousands):

	Maturity	2020	2019	Coupon Rate
Senior unsecured private placement notes	April 2021	100,000	100,000	4.27%
Senior unsecured private placement notes	June 2021	50,000	50,000	4.30%
Senior unsecured private placement notes	August 2021	50,000	50,000	4.37%
		$200,000	$200,000

As of December 31, 2020 and 2019, the Company had unsecured term loans outstanding of $550.0 million and $350.0 million, respectively, at an average interest rate of 1.7% and 2.7%, respectively. These loans are included in the line "Term loan - variable rate" in the table above, and as of December 31, 2020 and 2019, the carrying value, net of debt issuance costs, was $549.4 million and $349.2 million, respectively. $350.0 million of the term loan matures in February 2022 and $200.0 million of the term loan matures in April 2021 with two 12-month extension options, exercisable at the Company’s option. The Company had entered into five interest rate swap contracts, for a term of five years with a notional amount totaling $175.0 million, which will effectively convert the interest rate on $175.0 million of the term loan to a fixed rate of 2.3%. These interest rate swaps are accounted for as cash flow hedges.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB's 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020. In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020, the carrying value of the 2032 Notes, net of premiums and debt issuance costs, was $650.7 million.

In April 2020, the Company obtained a $200.0 million unsecured term loan with a one-year maturity and two 12-month extension options, exercisable at the Company’s option. The unsecured term loan bears a variable interest rate of LIBOR plus 1.20% and the proceeds were used to repay all remaining consolidated debt maturing in 2020.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the 2031 Notes, the “Notes”). The 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the 2031 Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning on March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including certain unsecured private placement notes, secured mortgage notes, and to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022, and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020, the carrying value of the 2031 Notes and 2050 Notes, net of discount and debt issuance costs was $294.5 million and $295.7 million, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

In August 2019, the Operating Partnership issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% per annum (the "2030 Notes"), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In October 2019, the Operating Partnership issued an additional $150.0 million of the 2030 notes at a price of 101.685% of the principal amount thereof. These additional notes have substantially identical terms as the 2030 Notes issued in August 2019. The Company used the net proceeds of these offerings to prepay, with no prepayment penalties, certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020, and 2019, the carrying value of the 2030 Notes, net of discount and debt issuance costs, was $543.1 million and $542.3 million, respectively.

In February 2019, the Operating Partnership issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% per annum (the "2029 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In March 2019, the Operating Partnership issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020, and 2019, the carrying value of the 2029 Notes, net of discount and debt issuance costs was $494.8 million and $494.1 million, respectively.

In March 2018, the Operating Partnership issued $300.0 million of senior unsecured notes due on March 15, 2048 with a coupon rate of 4.500% per annum and are payable on March 15 and September 15 of each year, beginning on September 15, 2018 (the "2048 Notes"). The 2048 Notes were offered to investors at a price of 99.591% of par value. The 2048 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020 and 2019, the carrying value of the 2048 Notes, net of discount and debt issuance costs was $295.8 million and $295.6 million, respectively.

In April 2017, the Operating Partnership issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the "2027 Notes"). The 2027 Notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020 and 2019, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $346.8 million and $346.3 million, respectively.

In April 2016, the Operating Partnership issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15th and October 15th of each year, beginning October 15, 2016 (the "2026 Notes"). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020 and 2019, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $446.4 million and $445.7 million, respectively.

In March 2015, the Operating Partnership issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the "2025 Notes"). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020 and 2019, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $497.6 million and $497.1 million, respectively.

In April 2014, the Company assumed $900.0 million aggregate principal amount of BRE Property Inc.’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together the "BRE Notes"). These notes are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020 and 2019, the carrying value of the BRE Notes, plus unamortized premium was $296.8 million and $599.4 million, respectively. In December 2020, the Company paid off $300.0 million of 5.200% senior notes. In March 2017, the Company paid off $300.0 million of 5.500% senior notes, at maturity.

In April 2014, the Operating Partnership issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the "2024 Notes"). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020 and 2019, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $397.8 million and $397.1 million, respectively.

In April 2013, the Operating Partnership issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the "2023 Notes"). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2020 and 2019, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $298.7 million and $298.2 million, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2020 and 2019 ($ in thousands):

	Maturity	2020	2019	Coupon Rate
Senior notes	March 2021	$—	$300,000	5.200%
Senior notes	August 2022	—	300,000	3.625%
Senior notes	January 2023	300,000	300,000	3.375%
Senior notes	May 2023	300,000	300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	500,000	3.500%
Senior notes	April 2026	450,000	450,000	3.375%
Senior notes	May 2027	350,000	350,000	3.625%
Senior notes	March 2029	500,000	500,000	4.000%
Senior notes	January 2030	550,000	550,000	3.000%
Senior notes	January 2031	300,000	—	1.650%
Senior notes	March 2032	650,000	—	2.650%
Senior notes	March 2048	300,000	300,000	4.500%
Senior notes	September 2050	300,000	—	2.650%
		$4,900,000	$4,250,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2020 are as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

2021	$—
2022	—
2023	600,000
2024	400,000
2025	500,000
Thereafter	3,400,000
$4,900,000

As of December 31, 2020, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2020, there was no amount outstanding on the $1.2 billion unsecured line of credit. As of December 31, 2019, there was $55.0 million outstanding on this line. The interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of December 31, 2020. The $1.2 billion unsecured line of credit has a scheduled maturity date in December 2023 with one 18-month extension, exercisable at the Company's option. As of both December 31, 2020 and 2019, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The interest rate on the amended line is based on a tiered rate structure tied to the Company's credit ratings and is currently at LIBOR plus 0.825%.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2020 and 2019.

(8) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2020 and 2019 ($ in thousands):

	2020	2019
Fixed rate mortgage notes payable	$419,323	$736,490
Variable rate mortgage notes payable (1)	224,227	254,177
Total mortgage notes payable (2)	$643,550	$990,667
Number of properties securing mortgage notes	12	24
Remaining terms	1-26 years	1-27 years
Weighted average interest rate	2.7%	4.1%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2020 are as follows ($ in thousands):

2021	$3,501
2022	43,188
2023	2,945
2024	3,109
2025	133,054
Thereafter	455,629
$641,426

(1)Variable rate mortgage notes payable, including $225.1 million in bonds that have been converted to variable rate through total return swap contracts, consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 1.2% at December 2020 and 2.3% at December 2019) including credit enhancement and underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Once the bonds have been repaid, the properties may no

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

longer be obligated to comply with such tenant income criteria. Principal balances are due in full at various maturity dates from December 2027 through December 2046. The Company had no interest rate cap agreements as of December 31, 2020 and 2019, respectively.
(2)Includes total unamortized premium, net of discounts, of $3.9 million and $5.9 million and reduced by unamortized debt issuance costs of $1.8 million and $2.6 million as of December 31, 2020 and 2019, respectively.

For the Company’s mortgage notes payable as of December 31, 2020, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $3.0 million and $0.5 million, respectively. Second deeds of trust accounted for none of the mortgage notes payable balance as of both December 31, 2020 and 2019. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the principal being prepaid multiplied by the difference between the interest rate of the mortgage note and the stated yield rate on a U.S. treasury security which generally has an equivalent remaining term as the mortgage note.

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

In November 2016, the Company replaced its $225.0 million term loan with a $350.0 million five-year term loan with a delayed draw feature that carries a variable interest rate of LIBOR plus 95 basis points. In 2016, the Company entered into four forward starting interest rate swaps (settlement payments commenced in March 2017) and in 2017, the Company entered into one forward starting interest rate swap (settlement payments commenced in March 2017) all related to the $350.0 million term loan. These five swaps, with a total notional amount of $175.0 million bear an average fixed interest rate of 2.3% and are scheduled to mature in February 2022. These derivatives qualify for hedge accounting.

As of December 31, 2020 and 2019, the Company had no interest rate caps.

As of December 31, 2020 and 2019, the aggregate carrying value of the interest rate swap contracts were a liability of $2.4 million and an asset of $0.8 million, respectively. As of December 31, 2020 and 2019, the swap contracts were presented in the consolidated balance sheets as an asset of zero and $1.0 million, respectively, and were in prepaid expenses and other assets on the consolidated balance sheets, and a liability of $2.4 million and $0.2 million, respectively, and were included in other liabilities on the consolidated balance sheets. The Company had no interest rate caps on the balance sheets as of December 31, 2020 and 2019.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the consolidated statements of income, was zero, a loss of $0.2 million, and a loss of $0.1 million for the years ended December 31, 2020, 2019, and 2018 respectively.

The Company has four total return swap contracts, with an aggregate notional amount of $254.8 million, that effectively convert $225.1 million of mortgage notes payable and $29.7 million of mortgage notes payable related to real estate held for sale that is included in liabilities associated with real estate held for sale on the consolidated balance sheet to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps with $254.8 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2020 and 2019, respectively. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $10.7 million,

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

$8.4 million, and $8.7 million as of December 31, 2020, 2019, and 2018, respectively, were reported on the consolidated statements of income as total return swap income.

(10) Lease Agreements - Company as Lessor

As of December 31, 2020, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, one commercial building, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months) while commercial lease terms typically range from 5 to 20 years. All such leases are classified as operating leases.

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

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of December 31, 2020 is summarized as follows ($ in thousands):

Future Minimum Rent
2021	$720,570
2022	34,240
2023	14,971
2024	13,619
2025	11,265
Thereafter	24,855
$819,520

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
December 31, 2020, 2019, and 2018

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

(11) Lease Agreements - Company as Lessee

As of December 31, 2020, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. Lease terms for the Company's office leases, in general, range between 5 to 10 years while ground leases and the parking lease have terms typically ranging from 20 to 85 years. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

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

As of December 31, 2020 and 2019, the Company had no material finance leases.

Supplemental consolidated balance sheet information related to leases as of December 31, 2020 and 2019 is as follows ($ in thousands):

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$72,143	$74,744
Total leased assets		$72,143	$74,744

Liabilities
Operating lease liabilities	Operating lease liabilities	74,037	76,740
Total lease liabilities		$74,037	$76,740

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows ($ in thousands):

	December 31, 2020	December 31, 2019
Operating lease cost	$6,749	$6,745
Variable lease cost	1,436	783
Short-term lease cost	432	610
Sublease income	(438)	(436)
Total lease cost	$8,179	$7,702

A maturity analysis of lease liabilities as of December 31, 2020 is as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

Operating Leases
2021	$6,963
2022	6,987
2023	6,962
2024	6,690
2025	6,310
Thereafter	140,417
Total lease payments	$174,329
Less: Imputed interest	(100,292)
Present value of lease liabilities	$74,037

Lease term and discount rate information for leases at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Weighted-average of remaining lease terms (years)
Operating Leases	39	39
Weighted-average of discount rates
Operating Leases	5.00%	4.99%

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
December 31, 2020, 2019, and 2018

redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.
For the year ended December 31, 2020, the Company did not issue any shares of common stock through the 2018 ATM Program. For the year ended December 31, 2019, the Company issued 228,271 shares of common stock through the 2018 ATM Program at an average price of $321.56 per share for proceeds of $73.4 million. For the year ended December 31, 2018, the Company did not sell any shares of its common stock through the 2018 ATM Program or through the 2016 ATM Program. As of December 31, 2020, there were no outstanding forward sale agreements, and $826.6 million of shares remained available to be sold under this program.
Operating Partnership Units and Long-Term Incentive Plan ("LTIP") Units

As of December 31, 2020 and 2019, the Operating Partnership had outstanding 2,188,623 and 2,158,396 operating partnership units and 106,137 and 143,257 vested LTIP units, respectively. The Operating Partnership’s general partner, Essex, owned 96.6% of the partnership interests in the Operating Partnership as of both December 31, 2020 and 2019, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired Operating Partnership limited partnership units ("OP Units") upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

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

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was approximately $544.8 million and $692.5 million based on the closing price of Essex's common stock as of December 31, 2020 and 2019, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

(13) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2020			2019			2018
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$568,870	65,454,057	$8.69	$439,286	65,840,422	$6.67	$390,153	66,041,058	$5.91
Effect of Dilutive Securities
Stock options	—	16,678		—	99,033		—	44,031
DownREIT units	783	94,247		—	—		—	—
Diluted:
Net income available to common stockholders	$569,653	65,564,982	$8.69	$439,286	65,939,455	$6.66	$390,153	66,085,089	$5.90

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,296,608, 2,300,478, and 2,274,941, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2020, 2019 and 2018, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $20.0 million, $15.3 million, and $13.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 403,458, 115,066, and 160,039, for the years ended December 31, 2020, 2019, and 2018, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2020			2019			2018
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$588,782	67,750,665	$8.69	$454,629	68,140,900	$6.67	$403,605	68,315,999	$5.91
Effect of Dilutive Securities
Stock options	—	16,678		—	99,033		—	44,031
DownREIT units	783	94,247		—	—		—	—
Diluted:
Net income available to common unitholders	$589,565	67,861,590	$8.69	$454,629	68,239,933	$6.66	$403,605	68,360,030	$5.90

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

Stock options of 403,458, 115,066, and 160,039, for the years ended December 31, 2020, 2019, and 2018, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the years ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

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

Equity-based compensation costs for options and restricted stock under the fair value method totaled $12.9 million, $11.4 million, and $12.1 million for years ended December 31, 2020, 2019 and 2018, respectively. For each of the years ended December 31, 2020, 2019 and 2018 equity-based compensation costs included $3.5 million related to restricted stock for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $1.3 million, $1.6 million, and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The intrinsic value of the options exercised totaled $7.4 million, $18.7 million, and $3.1 million, for the years ended December 31, 2020, 2019, and 2018 respectively. The intrinsic value of the options exercisable totaled $3.4 million and $23.5 million as of December 31, 2020 and 2019, respectively.

Total unrecognized compensation cost related to unvested stock options totaled $4.4 million as of December 31, 2020 and the unrecognized compensation cost is expected to be recognized over a period of 2.2 years.

The average fair value of stock options granted for the years ended December 31, 2020, 2019 and 2018 was $20.69, $24.02 and $26.13, respectively. Certain stock options granted in 2020, 2019, and 2018 included a $100 cap, $125 cap, or no cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2020	2019	2018
Stock price	$244.74	$304.85	$262.09
Risk-free interest rates	0.83%	2.01%	2.76%
Expected lives	6 years	6 years	6 years
Volatility	25.72%	19.56%	24.89%
Dividend yield	2.93%	2.72%	2.81%

A summary of the status of the Company’s stock option plans as of December 31, 2020, 2019, and 2018 and changes during the years ended on those dates is presented below:

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

	2020		2019		2018
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	572,971	$251.10	612,954	$224.57	536,208	$211.41
Granted	149,020	244.74	148,147	304.85	119,361	262.09
Exercised	(70,802)	208.57	(182,817)	205.25	(39,175)	159.05
Forfeited and canceled	(38,080)	228.64	(5,313)	257.87	(3,440)	221.80
Outstanding at end of year	613,109	255.86	572,971	251.10	612,954	224.57
Options exercisable at year end	361,985	245.83	305,379	223.90	322,837	206.63

The following table summarizes information about restricted stock outstanding as of December 31, 2020, 2019 and 2018 and changes during the years ended:

	2020		2019		2018
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	114,877	$197.62	91,058	$180.99	90,823	$163.49
Granted	45,196	248.16	41,643	235.93	51,945	194.70
Vested	(15,116)	170.61	(13,222)	143.56	(48,212)	150.76
Forfeited and canceled	(12,354)	184.11	(4,602)	158.06	(3,498)	158.71
Unvested at end of year	132,603	214.34	114,877	197.62	91,058	180.99

The unrecognized compensation cost related to unvested restricted stock totaled $13.8 million as of December 31, 2020 and is expected to be recognized over a period of 2.3 years.

Long-Term Incentive Plans – LTIP Units

On December 9, 2014, the Operating Partnership issued 44,750 LTIP units under the 2015 Long-Term Incentive Plan Award agreements to executives of the Company. The 2015 Long-Term Incentive Plan Units (the "2015 LTIP Units") are subject to forfeiture based on performance-based and service based conditions. An additional 24,000 LTIP units were granted subject only to performance-based criteria and were fully vested on the date granted. The 2015 LTIP Units, that are subject to vesting, vested at 20% per year on each of the first five anniversaries of the initial grant date. The 2015 LTIP Units performance conditions measurement ended on December 9, 2015 and 95.75% of the units awarded were earned by the recipients. 2015 LTIP Units not earned based on the performance-based criteria were automatically forfeited by the recipients. The 2015 LTIP Units, once earned and vested, are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company subject to a 10-year liquidity restriction.

In December 2013, the Operating Partnership issued 50,500 LTIP units under the 2014 Long-Term Incentive Plan Award agreements to executives of the Company. The 2014 Long-Term Incentive Plan Units (the "2014 LTIP Units") were subject to forfeiture based on performance-based conditions and are currently subject to service based vesting. The 2014 LTIP Units vested 25% per year on each of the first four anniversaries of the initial grant date. In December 2014, the Company achieved the performance criteria and all of the 2014 LTIP Units awarded were earned by the recipients, subject to satisfaction of service based vesting conditions. The 2014 LTIP Units are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company subject to a ten year liquidity restriction.

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
December 31, 2020, 2019, and 2018

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

Equity-based compensation costs for LTIP and Z Units under the fair value method totaled approximately zero, $0.9 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Equity-based compensation costs related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately zero, $0.2 million, and $0.2 million, for the years ended December 31, 2020, 2019, and 2018, respectively. The intrinsic value of the vested and unvested LTIP Units totaled $25.2 million as of December 31, 2020. Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans was zero as of December 31, 2020.

The following table summarizes information about the LTIP Units outstanding as of December 31, 2020:

	Long-Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2017	213,300	23,212	236,512	$75.03	7.5
Granted	—	—	—
Vested	12,051	(12,051)	—
Converted	(91,270)	—	(91,270)
Cancelled	—	—	—
Balance, December 31, 2018	134,081	11,161	145,242	$75.03	6.5
Granted	—	—	—
Vested	9,176	(9,176)	—
Converted	—	—	—
Cancelled	—	(95)	(95)
Balance, December 31, 2019	143,257	1,890	145,147	$75.03	5.2
Granted	—	—	—
Vested	1,890	(1,890)	—
Converted	(39,010)	—	(39,010)
Cancelled	—	—	—
Balance, December 31, 2020	106,137	—	106,137	$84.47	3.6

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

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

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income. Non-segment revenues and NOI included in the following schedule also consist of revenues generated from commercial properties and properties that have been sold. Other non-segment assets include items such as real estate under development, co-investments, real estate held for sale, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

The revenues and NOI for each of the reportable operating segments are summarized as follows for the years ended December 31, 2020, 2019, and 2018 ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues:
Southern California	$570,673	$597,330	$579,533
Northern California	610,867	557,139	520,117
Seattle Metro	243,900	243,060	234,138
Other real estate assets	60,710	53,099	57,082
Total property revenues	$1,486,150	$1,450,628	$1,390,870
Net operating income:
Southern California	$393,776	$425,882	$412,517
Northern California	435,403	412,706	384,548
Seattle Metro	166,847	172,601	163,927
Other real estate assets	49,724	42,912	45,537
Total net operating income	1,045,750	1,054,101	1,006,529
Management and other fees from affiliates	9,598	9,527	9,183
Corporate-level property management expenses	(34,573)	(34,067)	(32,055)
Depreciation and amortization	(525,497)	(483,750)	(479,884)
General and administrative	(65,388)	(54,262)	(53,451)
Expensed acquisition and investment related costs	(1,591)	(168)	(194)
Impairment loss	(1,825)	(7,105)	—
Gain (loss) on sale of real estate and land	64,967	(3,164)	61,861
Interest expense	(220,633)	(217,339)	(220,492)
Total return swap income	10,733	8,446	8,707
Interest and other income	40,999	46,298	23,010
Equity income from co-investments	66,512	112,136	89,132
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,531)	(1,457)	—
(Loss) Gain on early retirement of debt, net	(22,883)	3,717	—
Gain on remeasurement of co-investment	234,694	31,535	1,253
Net income	$599,332	$464,448	$413,599

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31,
	2020	2019
Assets:
Southern California	$3,993,275	$4,139,104
Northern California	5,520,019	4,408,404
Seattle Metro	1,403,678	1,456,187
Other real estate assets	10,814	344,965
Net reportable operating segments - real estate assets	10,927,786	10,348,660
Real estate under development	386,047	546,075
Co-investments	1,018,010	1,335,339
Real estate held for sale	57,938	—
Cash and cash equivalents, including restricted cash	84,041	81,094
Marketable securities	147,768	144,193
Notes and other receivables	195,104	134,365
Operating lease right-of-use assets	72,143	74,744
Prepaid expenses and other assets	47,340	40,935
Total assets	$12,936,177	$12,705,405

(16) 401(k) Plan

The Company has a 401(k) benefit plan (the "Plan") for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $2.7 million, $2.4 million, and $2.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

There continue to be lawsuits against owners and managers of certain of the Company's apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements in the past. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2020, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"). Through PWI, the Company is self-insured for earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2020, PWI has cash and marketable securities of approximately $152.8 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

The Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(18) Subsequent Events

In February 2021, the Company repaid $100.0 million of unsecured debt due to mature in 2021 at an effective rate of 4.3%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Belmont Station	275	Los Angeles, CA	29,728	8,100	66,666	7,386	8,267	73,885	82,152	(33,891)	2009	Mar-09	3-30
Brio	300	Walnut Creek, CA	98,956	16,885	151,741	1,263	16,885	153,004	169,889	(8,559)	2015	Jun-19	3-30
Form 15	242	San Diego, CA	42,271	24,510	72,221	11,835	25,540	83,026	108,566	(13,807)	2014	Mar-16	3-30
Fountain Park	705	Playa Vista, CA	82,707	25,073	94,980	36,019	25,203	130,869	156,072	(80,772)	2002	Feb-04	3-30
Highridge	255	Rancho Palos Verdes, CA	69,345	5,419	18,347	33,311	6,073	51,004	57,077	(41,762)	1972	May-97	3-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,303	8,190	24,736	18,553	8,191	43,288	51,479	(26,038)	1963	Sep-07	3-30
Marquis	166	San Jose, CA	44,077	20,495	47,823	178	20,495	48,001	68,496	(3,290)	2015	Dec-18	3-30
Sage at Cupertino	230	San Jose, CA	51,758	35,719	53,449	9,242	35,719	62,691	98,410	(9,454)	1971	Mar-17	3-30
The Barkley (3)	161	Anaheim, CA	14,873	—	8,520	7,659	2,353	13,826	16,179	(10,114)	1984	Apr-00	3-30
The Dylan	184	West Hollywood, CA	58,515	19,984	82,286	1,502	19,990	83,782	103,772	(18,368)	2015	Mar-15	3-30
The Huxley	187	West Hollywood, CA	53,277	19,362	75,641	1,710	19,371	77,342	96,713	(17,213)	2014	Mar-15	3-30
Township	132	Redwood City, CA	45,740	19,812	70,619	630	19,812	71,249	91,061	(3,199)	2014	Sep-19	3-30
	3,025		$643,550	$203,549	$767,029	$129,288	$207,899	$891,967	$1,099,866	$(266,467)

Unencumbered Communities
Agora	49	Walnut Creek, CA	—	4,932	60,423	187	4,934	60,608	65,542	(1,987)	2016	Jan-20	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	14,335	32,136	142,878	175,014	(37,803)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	2,758	5,869	26,735	32,604	(11,343)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	1,979	11,923	49,669	61,592	(12,386)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	9,687	4,982	29,400	34,382	(18,364)	1971	Dec-02	3-30
Anavia	250	Anaheim, CA	—	15,925	63,712	9,732	15,925	73,444	89,369	(25,398)	2009	Dec-10	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	808	4,726	15,038	19,764	(4,182)	2009	Jan-13	3-30
Apex	366	Milpitas, CA	—	44,240	103,251	6,095	44,240	109,346	153,586	(23,316)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	15,117	58,442	190,443	248,885	(52,469)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	2,286	3,924	14,148	18,072	(4,792)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	1,536	23,550	95,347	118,897	(13,614)	2014	Dec-16	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	3,722	32,379	141,662	174,041	(26,788)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	16,322	27,235	80,725	107,960	(18,800)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	1,874	—	51,687	51,687	(13,707)	2013	Apr-14	5-30
Avondale at Warner Center	446	Woodland Hills, CA	—	10,536	24,522	25,418	10,601	49,875	60,476	(36,728)	1970	Jan-99	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Bel Air	462	San Ramon, CA	—	12,105	18,252	43,348	12,682	61,023	73,705	(43,768)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	—	21,725	92,091	2,613	21,725	94,704	116,429	(23,150)	2009	Apr-14	5-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	4,651	17,247	44,994	62,241	(16,688)	2004	Sep-10	3-30
BellCentre	248	Bellevue, WA	—	16,197	67,207	5,644	16,197	72,851	89,048	(18,845)	2001	Apr-14	5-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	1,390	5,401	23,193	28,594	(8,573)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	7,387	4,473	17,650	22,123	(10,455)	1974	Oct-06	3-30
Bennett Lofts	165	San Francisco, CA	—	21,771	50,800	30,939	28,371	75,139	103,510	(22,577)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	5,214	10,802	48,423	59,225	(12,642)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	5,834	2,503	15,740	18,243	(9,541)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	14,651	3,580	22,773	26,353	(18,916)	1978	Jan-96	3-30
Brookside Oaks	170	Sunnyvale, CA	—	7,301	16,310	27,349	10,328	40,632	50,960	(26,656)	1973	Jun-00	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	6,690	1,531	12,589	14,120	(9,424)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	7,010	2,656	17,777	20,433	(13,419)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	10,433	5,293	22,271	27,564	(16,949)	1989	Jan-95	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	96,132	11,639	123,862	135,501	(79,005)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	8,869	11,075	34,001	45,076	(26,629)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	4,120	18,185	76,859	95,044	(19,617)	1998	Apr-14	5-30
Camino Ruiz Square	159	Camarillo, CA	—	6,871	26,119	2,543	6,931	28,602	35,533	(13,801)	1990	Dec-06	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	7,051	19,088	51,524	70,612	(23,554)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	9,479	4,693	27,766	32,459	(17,295)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	9,690	4,048	22,299	26,347	(15,327)	1961	Sep-01	3-30
Carmel Creek	348	San Diego, CA	—	26,842	107,368	8,308	26,842	115,676	142,518	(30,274)	2000	Apr-14	5-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	10,506	16,725	77,407	94,132	(20,335)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	4,545	14,968	64,416	79,384	(16,376)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	5,677	4,833	21,021	25,854	(15,908)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	2,490	6,714	29,346	36,060	(7,343)	1987	Apr-14	5-30
CBC Apartments & The Sweeps	239	Goleta, CA	—	11,841	45,320	6,922	11,906	52,177	64,083	(28,445)	1962	Jan-06	3-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	8,601	5,652	24,934	30,586	(13,973)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	22,335	3,442	30,041	33,483	(22,318)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	2,277	6,582	17,966	24,548	(7,884)	2002	Jul-08	3-30
City View	572	Hayward, CA	—	9,883	37,670	32,941	10,350	70,144	80,494	(53,374)	1975	Mar-98	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	688	7,276	22,914	30,190	(5,180)	2013	May-14	3-30
Connolly Station	309	Dublin, CA	—	19,949	123,428	1,545	19,949	124,973	144,922	(4,139)	2014	Jan-20	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	3,961	5,801	21,376	27,177	(8,273)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	3,302	13,912	58,951	72,863	(14,944)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	5,547	4,187	22,117	26,304	(13,934)	1976	Dec-02	3-30
Courtyard off Main	110	Bellevue, WA	—	7,465	21,405	5,047	7,465	26,452	33,917	(10,190)	2000	Oct-10	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	12,923	37,579	100,608	138,187	(26,738)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	3,644	21,478	53,760	75,238	(13,744)	1996	Apr-14	5-30
Devonshire	276	Hemet, CA	—	3,470	13,786	6,533	3,482	20,307	23,789	(12,163)	1988	Dec-02	3-30
Domaine	92	Seattle, WA	—	9,059	27,177	1,545	9,059	28,722	37,781	(8,376)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	—	4,758	14,285	7,372	4,757	21,658	26,415	(10,931)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	—	15,066	45,249	4,089	15,066	49,338	64,404	(11,978)	1994	Jul-14	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	2,404	8,458	36,236	44,694	(9,304)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	6,915	3,449	14,716	18,165	(11,762)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	1,349	13,378	54,589	67,967	(7,825)	2012	Dec-16	3-30
Emme	190	Emeryville, CA	—	15,039	80,532	357	15,039	80,889	95,928	(2,709)	2015	Jan-20	3-30
Enso	183	San Jose, CA	—	21,397	71,135	1,907	21,397	73,042	94,439	(13,258)	2014	Dec-15	3-30
Epic	769	San Jose, CA	—	89,111	307,769	509	89,111	308,278	397,389	(10,261)	2013	Jan-20	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	16,209	18,429	56,036	74,465	(32,656)	2002	Apr-04	3-30
Essex Skyline	350	Santa Ana, CA	—	21,537	146,099	12,601	21,537	158,700	180,237	(48,170)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	7,339	3,649	20,651	24,300	(15,822)	1990	Jun-97	3-30
Fairhaven Apartments	164	Santa Ana, CA	—	2,626	10,485	10,243	2,957	20,397	23,354	(13,581)	1970	Nov-01	3-30
Fairway Apartments at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	8,513	—	16,363	16,363	(12,710)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	4,599	5,297	20,162	25,459	(11,530)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	41,978	2,440	51,794	54,234	(47,403)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	12,289	5,964	26,192	32,156	(19,884)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	3,713	3,731	18,243	21,974	(10,629)	1998	Oct-03	3-30
Foster's Landing	490	Foster City, CA	—	61,714	144,000	11,178	61,714	155,178	216,892	(41,241)	1987	Apr-14	5-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	13,573	6,985	40,596	47,581	(29,905)	2000	Mar-00	3-30
Fountains at River Oaks	226	San Jose, CA	—	26,046	60,773	5,897	26,046	66,670	92,716	(17,559)	1990	Apr-14	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	4,337	8,879	56,688	65,567	(21,596)	2010	Apr-10	3-30
Fox Plaza	445	San Francisco, CA	—	39,731	92,706	39,712	39,731	132,418	172,149	(41,715)	1968	Feb-13	3-30
The Henley I/The Henley II	215	Glendale, CA	—	6,695	16,753	28,607	6,733	45,322	52,055	(30,235)	1970	Jun-99	3-30
Highlands at Wynhaven	333	Issaquah, WA	—	16,271	48,932	15,477	16,271	64,409	80,680	(30,874)	2000	Aug-08	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Hillcrest Park	608	Newbury Park, CA	—	15,318	40,601	22,105	15,755	62,269	78,024	(45,189)	1973	Mar-98	3-30
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	29,391	22,000	124,072	146,072	(64,193)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	3,144	4,208	19,891	24,099	(9,564)	1965	Mar-07	3-30
Huntington Breakers	342	Huntington Beach, CA	—	9,306	22,720	22,039	9,315	44,750	54,065	(35,095)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	—	3,467	7,881	8,603	3,474	16,477	19,951	(13,915)	1985	Oct-94	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	4,292	17,774	45,765	63,539	(11,649)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	9,182	38,155	98,210	136,365	(26,612)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	8,586	1,595	14,980	16,575	(11,277)	1981	Dec-96	3-30
Lawrence Station	336	Sunnyvale, CA	—	45,532	106,735	2,494	45,532	109,229	154,761	(30,819)	2012	Apr-14	5-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	14,181	3,092	21,600	24,692	(17,358)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	10,150	4,760	28,695	33,455	(18,760)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	34,572	—	62,739	62,739	(31,601)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	16,263	5,324	32,690	38,014	(27,925)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	2,679	1,562	8,775	10,337	(6,362)	1987	May-00	3-30
MB 360	360	San Francisco, CA	—	42,001	212,648	12,308	42,001	224,956	266,957	(50,304)	2014	Apr-14	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	2,734	1,894	10,226	12,120	(6,127)	1963	Dec-02	3-30
Mill Creek at Windermere	400	San Ramon, CA	—	29,551	69,032	7,370	29,551	76,402	105,953	(34,899)	2005	Sep-07	3-30
Mio	103	San Jose, CA	—	11,012	39,982	675	11,012	40,657	51,669	(7,166)	2015	Jan-16	3-30
Mirabella	188	Marina Del Rey, CA	—	6,180	26,673	17,242	6,270	43,825	50,095	(28,017)	2000	May-00	3-30
Mira Monte	354	Mira Mesa, CA	—	7,165	28,459	12,402	7,186	40,840	48,026	(26,833)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	15,609	7,886	38,589	46,475	(29,348)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	11,525	10,167	50,235	60,402	(26,979)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	8,474	46,499	116,972	163,471	(29,818)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	8,388	31,429	81,722	113,151	(21,416)	1989	Apr-14	5-30
Montanosa	472	San Diego, CA	—	26,697	106,787	7,521	26,697	114,308	141,005	(28,912)	1990	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	—	4,842	19,776	28,355	4,997	47,976	52,973	(43,336)	1973	Dec-88	3-30
Montebello	248	Kirkland, WA	—	13,857	41,575	7,496	13,858	49,070	62,928	(15,854)	1996	Jul-12	3-30
Montejo Apartments	124	Garden Grove, CA	—	1,925	7,685	4,490	2,194	11,906	14,100	(7,588)	1974	Nov-01	3-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	7,169	2,424	12,673	15,097	(9,150)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	3,659	7,823	37,094	44,917	(15,284)	2011	Feb-11	3-30
1000 Kiely	121	Santa Clara, CA	—	9,359	21,845	8,669	9,359	30,514	39,873	(13,890)	1971	Mar-11	3-30
Palm Valley	1,099	San Jose, CA	—	133,802	312,205	18,156	133,802	330,361	464,163	(48,807)	2008	Jan-17	3-30
Paragon Apartments	301	Fremont, CA	—	32,230	77,320	2,583	32,230	79,903	112,133	(17,735)	2013	Jul-14	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Park 20	197	San Mateo, CA	—	27,041	89,281	(1,340)	26,607	88,375	114,982	(2,983)	2015	Jan-20	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	3,628	4,710	22,467	27,177	(8,035)	2002	Jun-12	3-30
Park Highland	250	Bellevue, WA	—	9,391	38,224	13,735	9,391	51,959	61,350	(16,898)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	—	7,284	21,937	11,471	7,284	33,408	40,692	(18,428)	1999	Feb-99	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	4,541	15,894	68,115	84,009	(17,410)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	12,712	9,424	34,700	44,124	(14,022)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	3,545	10,680	46,267	56,947	(12,081)	1989	Apr-14	5-30
Patent 523	295	Seattle, WA	—	14,558	69,417	6,137	14,558	75,554	90,112	(29,643)	2010	Mar-10	3-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	22,199	6,239	36,800	43,039	(33,133)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	13,932	19,848	73,538	93,386	(20,426)	1969	May-14	3-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	756	—	2,467	2,467	(1,643)	1973	Dec-04	3-24
Pinnacle at Fullerton	192	Fullerton, CA	—	11,019	45,932	4,475	11,019	50,407	61,426	(13,250)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	—	7,760	31,041	3,915	7,760	34,956	42,716	(9,138)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	—	15,810	66,401	6,056	15,810	72,457	88,267	(18,585)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	—	17,023	68,093	4,828	17,023	72,921	89,944	(18,684)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	—	19,292	77,168	3,631	19,292	80,799	100,091	(20,288)	2002	Apr-14	5-30
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	5,554	14,647	64,140	78,787	(16,211)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	12,918	4,505	30,523	35,028	(20,740)	1963	Aug-98	3-30
Pure Redmond	105	Redmond, WA	—	7,461	31,363	411	7,461	31,774	39,235	(1,195)	2016	Dec-19	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	1,190	11,702	153,526	165,228	(39,220)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	8,746	6,873	24,783	31,656	(11,387)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	4,212	3,184	16,949	20,133	(7,710)	1989	Dec-09	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	7,258	27,870	118,740	146,610	(29,992)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	3,656	25,073	124,970	150,043	(27,492)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	3,054	3,801	14,453	18,254	(9,519)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	7,530	3,331	15,024	18,355	(13,067)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	13,856	4,173	72,817	76,990	(30,215)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	33,980	22,866	62,881	85,747	(36,750)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	13,433	9,582	53,749	63,331	(19,802)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	4,576	2,820	15,738	18,558	(9,638)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	6,131	19,292	83,299	102,591	(21,393)	1986	Apr-14	5-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	1,323	7,379	23,461	30,840	(6,063)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	6,856	34,444	154,118	188,562	(42,130)	2014	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Station Park Green - Phases I, II, and III	492	San Mateo, CA	—	54,782	314,694	282	54,782	314,976	369,758	(21,497)	2018	Mar-18	3-30
Stevenson Place	200	Fremont, CA	—	996	5,582	14,268	1,001	19,845	20,846	(15,706)	1975	Apr-00	3-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	9,180	3,201	21,749	24,950	(15,989)	1986	Oct-97	3-30
Summerhill Park	100	Sunnyvale, CA	—	2,654	4,918	11,257	2,656	16,173	18,829	(12,935)	1988	Sep-88	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	8,912	5,977	32,564	38,541	(19,893)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	3,693	13,915	61,393	75,308	(15,413)	2008	Apr-14	5-30
The Audrey at Belltown	137	Seattle, WA	—	9,228	36,911	2,050	9,228	38,961	48,189	(9,456)	1992	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	889	6,964	30,811	37,775	(7,071)	2014	Mar-14	3-30
The Bernard	63	Seattle, WA	—	3,699	11,345	884	3,689	12,239	15,928	(4,075)	2008	Sep-11	3-30
The Blake LA	196	Los Angeles, CA	—	4,023	9,527	24,135	4,031	33,654	37,685	(20,615)	1979	Jun-97	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	2,586	6,939	23,263	30,202	(10,874)	2006	Jun-07	3-30
The Commons	264	Campbell, CA	—	12,555	29,307	9,940	12,556	39,246	51,802	(16,958)	1973	Jul-10	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	18,928	2,824	29,197	32,021	(22,866)	1981	Jan-97	3-30
The Galloway	506	Pleasanton, CA	—	32,966	184,499	488	32,966	184,987	217,953	(6,214)	2016	Jan-20	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	7,518	4,531	96,726	101,257	(40,981)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	55,653	8,385	54,264	62,649	(39,551)	1972	Apr-97	3-30
The Huntington	276	Huntington Beach, CA	—	10,374	41,495	7,036	10,374	48,531	58,905	(15,784)	1975	Jun-12	3-30
The Landing at Jack London Square	282	Oakland, CA	—	33,554	78,292	7,860	33,554	86,152	119,706	(23,251)	2001	Apr-14	5-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	5,699	1,618	9,563	11,181	(6,616)	1971	Jun-97	3-30
The Palisades	192	Bellevue, WA	—	1,560	6,242	13,990	1,565	20,227	21,792	(18,275)	1977	May-90	3-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	—	23,584	94,334	12,080	23,584	106,414	129,998	(27,812)	1988	Apr-14	5-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	3,098	13,574	57,396	70,970	(14,822)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	6,031	21,930	93,751	115,681	(23,961)	1985	Apr-14	5-30
The Waterford	238	San Jose, CA	—	11,808	24,500	17,968	15,165	39,111	54,276	(25,616)	2000	Jun-00	3-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	7,831	13,661	61,158	74,819	(34,469)	2001	Jan-01	3-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	2,042	6,949	29,838	36,787	(7,574)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	4,292	3,890	12,680	16,570	(9,358)	1985	Oct-97	3-30
Valley Park	160	Fountain Valley, CA	—	3,361	13,420	6,653	3,761	19,673	23,434	(12,488)	1969	Nov-01	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	3,630	22,016	85,884	107,900	(30,810)	2011	Jul-11	3-30
Villa Angelina	256	Placentia, CA	—	4,498	17,962	8,173	4,962	25,671	30,633	(16,856)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	—	38,299	89,365	1,974	38,299	91,339	129,638	(22,819)	2010	Apr-14	5-30
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	9,356	13,842	64,723	78,565	(17,830)	1974	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Village Green	272	La Habra, CA	—	6,488	36,768	4,309	6,488	41,077	47,565	(11,151)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	9,031	5,573	20,932	26,505	(13,068)	1963	Aug-04	3-30
Vox Apartments	58	Seattle, WA	—	5,545	16,635	435	5,545	17,070	22,615	(4,158)	2013	Oct-13	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	5,868	4,887	25,007	29,894	(14,831)	1964	Oct-03	3-30
Wandering Creek	156	Kent, WA	—	1,285	4,980	5,345	1,296	10,314	11,610	(8,403)	1986	Nov-95	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	13,442	2,258	20,449	22,707	(15,891)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	17,140	43,194	118,170	161,364	(37,680)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	5,049	30,535	96,653	127,188	(23,763)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	11,972	56,932	223,970	280,902	(60,187)	2014	Apr-14	5-30
Wilshire Promenade	149	Fullerton, CA	—	3,118	7,385	12,572	3,797	19,278	23,075	(12,881)	1992	Jan-97	3-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	17,003	4,021	27,314	31,335	(23,963)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	24,952	2,044	33,675	35,719	(24,474)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	5,855	5,341	26,881	32,222	(14,838)	1987	Dec-04	3-30
	48,156		$—	$2,680,765	$9,375,284	$1,876,157	$2,717,201	$11,215,005	$13,932,206	$(3,848,633)

				Costs
		Initial cost		capitalized	Gross amount carried at close of period
			Buildings and	subsequent	Land and	Buildings and		Accumulated
Property	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation
Other real estate assets	—	3,079	12,315	14,279	3,909	25,764	29,673	(18,859)
	$—	$3,079	$12,315	$14,279	$3,909	$25,764	$29,673	$(18,859)

Total	$643,550	$2,887,393	$10,154,628	$2,019,724	$2,929,009	$12,132,736	$15,061,745	$(4,133,959)
(1) The aggregate cost for federal income tax purposes is approximately $11.6 billion (unaudited).
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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

A summary of activity for rental properties and accumulated depreciation is as follows:

	2020	2019	2018		2020	2019	2018
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$14,038,142	$13,366,101	$13,362,073	Balance at beginning of year	$3,689,482	$3,209,548	$2,769,297
Acquisition, development, and improvement of real estate	1,426,505	672,041	325,986	Depreciation expense	518,629	479,934	478,721
Disposition of real estate and other	(402,902)	—	(321,958)	Depreciation expense - Disposals and other	(74,152)	—	(38,470)
Balance at the end of year	$15,061,745	$14,038,142	$13,366,101	Balance at the end of year	$4,133,959	$3,689,482	$3,209,548

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

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

4.2	Form of Common Stock Certificate of Essex Property Trust, Inc., filed as Exhibit 4.5 to the Company's Form S-4 Registration Statement, filed January 29, 2014, and incorporated herein by reference.

4.3
Indenture governing 3.375% Senior Notes due 2023, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Senior Notes due 2023, attached as Exhibit 4.3 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.4
Indenture, dated April 15, 2014, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.875% Senior Notes due 2024 and the guarantee thereof, attached as Exhibit 4.1 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 16, 2014, and incorporated herein by reference.

4.5
Indenture, dated March 17, 2015, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.500% Senior Notes due 2025 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 17, 2015, and incorporated herein by reference.

4.6
Indenture, dated April 11, 2016, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.375% Senior Notes due 2026 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 11, 2016, and incorporated herein by reference.

4.7
Indenture, dated April 10, 2017, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.625% Senior Notes due 2027 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 10, 2017, and incorporated herein by reference.

4.8
Indenture, dated March 8, 2018, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 4.500% Senior Notes due 2048 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 8, 2018, and incorporated herein by reference.

4.9
Indenture, dated February 11, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 4.000% Senior Notes due 2029 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 11, 2019, and incorporated herein by reference.

4.10
Indenture, dated August 7, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.000% Senior Notes due 2030 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 7, 2019, and incorporated herein by reference.

4.11
Indenture, dated February 11, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 2.650% Senior Notes due 2032 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference.

4.12
Indenture, dated August 24, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.650% Senior Notes due 2031, the form of 2.650% Senior Notes due 2050 and the guarantees thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 24, 2020, and incorporated herein by reference.

4.13
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, attached as Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed February 20, 2020, and incorporated herein by reference.

10.1
Agreement between Essex Property Trust, Inc. and George M. Marcus, dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.*

10.3
BRE Properties, Inc. 2005 Amended and Restated Deferred Compensation Plan (assumed by Essex Property Trust, Inc.), as amended on each of May 18, 2010, November 17, 2014 and December 9, 2016, attached as Exhibit 10.3 to the Company's BRE Properties, Inc. 2005 Amended and Restated Deferred Compensation Plan (assumed by Essex Property Trust, Inc.), as amended on each of May 18, 2010, November 17, 2014 and December 9, 2016, attached as Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.* Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.*

10.4
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.*

10.5
Note Purchase Agreement, dated as of June 30, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the forms of the 4.50% Senior Guaranteed Notes, Series A, due September 30, 2017, and the 4.92% Senior Guaranteed Notes, Series B, due December 30, 2019), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference. †

10.6
Note Purchase Agreement, dated as of March 14, 2012, among Essex Portfolio, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.27% Senior Guaranteed Notes, Series C, due April 30, 2021, the 4.30% Senior Guaranteed Notes, Series D, due June 29, 2021, and the 4.37% Senior Guaranteed Notes, Series E, due August 30, 2021), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 20, 2012, and incorporated herein by reference. †

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

10.9
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein by reference.*

10.10
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.11
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.12
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.13
Amended and Restated Non-Employee Director Equity Award Program, dated May 17, 2016, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.*

10.14
Fourth Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 20, 2018, attached as Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.

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

10.27	Deferred Compensation Plan for Non-Employee Directors, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020 and incorporated herein by reference.*

10.28
Executive Transition Services Agreement, dated as of December 22, 2020, by and between Essex Property Trust, Inc. and John Burkart, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 29, 2020 and incorporated herein by reference.*

21.1	List of Subsidiaries of Essex Property Trust, Inc. and Essex Portfolio, L.P.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barbara Pak, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Barbara Pak, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets of Essex Property Trust, Inc., (ii) Consolidated Statements of Income of Essex Property Trust, Inc., (iii) Consolidated Statements of Comprehensive Income of Essex Property Trust, Inc., (iv) Consolidated Statements of Equity of Essex Property Trust, Inc., (v) Consolidated Statements of Cash Flows of Essex Property Trust, Inc., (vi) Notes to Consolidated Financial Statements of Essex Property Trust, Inc., (vii) Consolidated Balance Sheets of Essex Portfolio, L.P., (viii) Consolidated Statements of Income of Essex Portfolio, L.P., (ix) Consolidated Statements of Comprehensive Income of Essex Portfolio, L.P., (x) Consolidated Statements of Capital of Essex Portfolio, L.P., (xi) Consolidated Statements of Cash Flows of Essex Portfolio, L.P. and (xii) Notes to Consolidated Financial Statements of Essex Portfolio, L.P., tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 19, 2021.

ESSEX PROPERTY TRUST, INC.

By: /s/ BARBARA PAK
Barbara Pak
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /s/ JOHN FARIAS
John Farias
Senior Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By: Essex Property Trust, Inc., its general partner

By: /s/ BARBARA PAK
Barbara Pak
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /s/ JOHN FARIAS
John Farias
Senior Vice President, Chief Accounting Officer

S-1

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Schall and Barbara Pak, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 19, 2021

/s/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 19, 2021

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Lead Director	February 19, 2021

/s/ MARIA R. HAWTHORNE Maria R. Hawthorne	Director	February 19, 2021

/s/ AMAL M. JOHNSON Amal M. Johnson	Director	February 19, 2021

/s/ MARY KASARIS Mary Kasaris	Director	February 19, 2021

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 19, 2021

/s/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 19, 2021

/s/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 19, 2021

S-2