Form 10-Q
period 2021-03-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2021-04-28
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,998,910 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 26, 2021.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2021 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

To help investors understand the significant differences between Essex and the Operating Partnership, this report on Form 10-Q provides separate condensed consolidated financial statements for Essex and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of stockholders' equity or partners' capital, and earnings per share/unit, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	March 31, 2021	December 31, 2020
Real estate:
Rental properties:
Land and land improvements	$2,902,401	$2,929,009
Buildings and improvements	12,075,518	12,132,736
	14,977,919	15,061,745
Less: accumulated depreciation	(4,259,148)	(4,133,959)
	10,718,771	10,927,786
Real estate under development	404,496	386,047
Co-investments	962,625	1,018,010
Real estate held for sale	—	57,938
	12,085,892	12,389,781
Cash and cash equivalents-unrestricted	103,442	73,629
Cash and cash equivalents-restricted	9,918	10,412
Marketable securities, net of allowance for credit losses of zero as of both March 31, 2021 and December 31, 2020	165,265	147,768
Notes and other receivables, net of allowance for credit losses of $0.9 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively (includes related party receivables of $57.6 million and $4.7 million as of March 31, 2021 and December 31, 2020, respectively)	266,896	195,104
Operating lease right-of-use assets	71,347	72,143
Prepaid expenses and other assets	87,444	47,340
Total assets	$12,790,204	$12,936,177
LIABILITIES AND EQUITY
Unsecured debt, net	$5,454,290	$5,607,985
Mortgage notes payable, net	642,419	643,550
Accounts payable and accrued liabilities	158,673	152,855
Construction payable	34,852	31,417
Dividends payable	142,822	141,917
Operating lease liabilities	73,201	74,037
Liabilities associated with real estate held for sale	—	29,845
Other liabilities	36,694	39,140
Total liabilities	6,542,951	6,720,746
Commitments and contingencies
Redeemable noncontrolling interest	36,322	32,239
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,998,910 and 64,999,015 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,864,185	6,876,326
Distributions in excess of accumulated earnings	(828,625)	(861,193)
Accumulated other comprehensive loss, net	(10,390)	(14,729)
Total stockholders' equity	6,025,176	6,000,410
Noncontrolling interest	185,755	182,782
Total equity	6,210,931	6,183,192
Total liabilities and equity	$12,790,204	$12,936,177

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental and other property	$352,876	$389,750
Management and other fees from affiliates	2,249	2,617
	355,125	392,367
Expenses:
Property operating, excluding real estate taxes	65,151	64,131
Real estate taxes	45,328	43,012
Corporate-level property management expenses	8,947	8,759
Depreciation and amortization	128,587	131,559
General and administrative	9,812	13,982
Expensed acquisition and investment related costs	15	87
	257,840	261,530
Gain on sale of real estate and land	100,096	—
Earnings from operations	197,381	130,837
Interest expense	(51,649)	(55,147)
Total return swap income	2,844	1,984
Interest and other income (loss)	14,387	(5,221)
Equity income from co-investments	17,011	21,297
Deferred tax expense on unrealized gain on unconsolidated co-investment	(508)	—
(Loss) gain on early retirement of debt, net	(2,517)	321
Gain on remeasurement of co-investment	—	234,694
Net income	176,949	328,765
Net income attributable to noncontrolling interest	(8,505)	(13,759)
Net income available to common stockholders	$168,444	$315,006
Comprehensive income	$181,441	$319,678
Comprehensive income attributable to noncontrolling interest	(8,658)	(13,452)
Comprehensive income attributable to controlling interest	$172,783	$306,226
Per share data:
Basic:
Net income available to common stockholders	$2.59	$4.77
Weighted average number of shares outstanding during the period	64,989,620	66,043,831
Diluted:
Net income available to common stockholders	$2.59	$4.76
Weighted average number of shares outstanding during the period	65,114,933	66,195,415

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
Three months ended March 31, 2021	Shares	Amount
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income	—	—	—	168,444	—	8,505	176,949
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,257	150	4,407
Change in fair value of marketable debt securities, net	—	—	—	—	82	3	85
Issuance of common stock under:
Stock option and restricted stock plans, net	39	—	(3,744)	—	—	—	(3,744)
Equity based compensation costs	—	—	5,028	—	—	54	5,082
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(4,178)	—	—	95	(4,083)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(7,554)	(7,554)
Redemptions of noncontrolling interest	1	—	(75)	—	—	(180)	(255)
Common stock dividends ($2.09 per share)	—	—	—	(135,876)	—	—	(135,876)
Balances at March 31, 2021	64,999	$6	$6,864,185	$(828,625)	$(10,390)	$185,755	$6,210,931

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Three months ended March 31, 2020	Shares	Amount
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	315,006	—	13,759	328,765
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(8,486)	(296)	(8,782)
Change in fair value of marketable debt securities, net	—	—	—	—	(294)	(11)	(305)
Issuance of common stock under:
Stock option and restricted stock plans, net	89	—	8,665	—	—	—	8,665
Sale of common stock, net	—	—	(70)	—	—	—	(70)
Equity based compensation costs	—	—	1,619	—	—	79	1,698
Retirement of common stock, net	(776)	—	(176,311)	—	—	—	(176,311)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,741	—	—	26	4,767
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(7,879)	(7,879)
Redemptions of noncontrolling interest	7	—	(1,048)	—	—	(320)	(1,368)
Common stock dividends ($2.0775 per share)	—	—	—	(135,894)	—	—	(135,894)
Balances at March 31, 2020	65,412	$7	$6,959,523	$(708,697)	$(22,668)	$189,784	$6,417,949

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$176,949	$328,765
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	3,087	(208)
Depreciation and amortization	128,587	131,559
Amortization of discount on marketable securities	—	(2,394)
Amortization of discount and debt financing costs, net	2,132	2,297
(Gain) loss on sale of marketable securities	(2,611)	13
Provision for credit losses	38	(50)
Unrealized (gains) losses on equity securities recognized through income	(6,276)	8,696
Earnings from co-investments	(17,011)	(21,297)
Operating distributions from co-investments	46,355	19,388
Accrued interest from notes and other receivables	(4,201)	(355)
Gain on the sale of real estate and land	(100,096)	—
Equity-based compensation	1,386	1,405
Loss (gain) on early retirement of debt, net	2,517	(321)
Gain on remeasurement of co-investment	—	(234,694)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(41,060)	36
Accounts payable, accrued liabilities, and operating lease liabilities	4,976	32,808
Other liabilities	494	1,278
Net cash provided by operating activities	195,266	266,926
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(1,203)	(458,302)
Redevelopment	(9,274)	(18,296)
Development acquisitions of and additions to real estate under development	(19,629)	(25,681)
Capital expenditures on rental properties	(16,720)	(17,151)
Investments in notes receivable	(69,885)	—
Collections of notes and other receivables	—	98,711
Proceeds from insurance for property losses	102	457
Proceeds from dispositions of real estate	243,365	—
Contributions to co-investments	(49,974)	(21,905)
Changes in refundable deposits	11	96
Purchases of marketable securities	(23,296)	(10,731)
Sales and maturities of marketable securities	14,772	165
Non-operating distributions from co-investments	78,600	7,000
Net cash provided by (used in) investing activities	146,869	(445,637)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	447,404	498,140
Payments on unsecured debt and mortgage notes	(600,858)	(102,563)
Proceeds from lines of credit	204,794	1,038,426
Repayments of lines of credit	(204,794)	(743,426)
Retirement of common stock	(9,172)	(176,311)
Additions to deferred charges	(3,434)	(5,172)

	Three Months Ended March 31,
	2021	2020
Payments related to debt prepayment penalties	(2,132)	—
Net proceeds from issuance of common stock	—	(70)
Net proceeds from stock options exercised	1,701	14,329
Payments related to tax withholding for share-based compensation	(5,445)	(5,664)
Contributions from noncontrolling interest	1,900	—
Distributions to noncontrolling interest	(7,461)	(7,478)
Redemption of noncontrolling interest	(255)	(1,368)
Common stock dividends paid	(135,064)	(128,879)
Net cash (used in) provided by financing activities	(312,816)	379,964
Net increase in unrestricted and restricted cash and cash equivalents	29,319	201,253
Unrestricted and restricted cash and cash equivalents at beginning of period	84,041	81,094
Unrestricted and restricted cash and cash equivalents at end of period	$113,360	$282,347

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $2.1 million and $4.8 million capitalized in 2021 and 2020, respectively)	$55,213	$52,487
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,738	$1,715
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$267	$131,841
Transfer from real estate under development to co-investments	$747	$824
Reclassifications to (from) redeemable noncontrolling interest to/from additional paid in capital and noncontrolling interest	$4,083	$(4,767)

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	March 31, 2021	December 31, 2020
Real estate:
Rental properties:
Land and land improvements	$2,902,401	$2,929,009
Buildings and improvements	12,075,518	12,132,736
	14,977,919	15,061,745
Less: accumulated depreciation	(4,259,148)	(4,133,959)
	10,718,771	10,927,786
Real estate under development	404,496	386,047
Co-investments	962,625	1,018,010
Real estate held for sale, net	—	57,938
	12,085,892	12,389,781
Cash and cash equivalents-unrestricted	103,442	73,629
Cash and cash equivalents-restricted	9,918	10,412
Marketable securities, net of allowance for credit losses of zero as of both March 31, 2021 and December 31, 2020	165,265	147,768
Notes and other receivables, net of allowance for credit losses of $0.9 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively (includes related party receivables of $57.6 million and $4.7 million as of March 31, 2021 and December 31, 2020, respectively)	266,896	195,104
Operating lease right-of-use assets	71,347	72,143
Prepaid expenses and other assets	87,444	47,340
Total assets	$12,790,204	$12,936,177
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,454,290	$5,607,985
Mortgage notes payable, net	642,419	643,550
Accounts payable and accrued liabilities	158,673	152,855
Construction payable	34,852	31,417
Distributions payable	142,822	141,917
Operating lease liabilities	73,201	74,037
Liabilities associated with real estate held for sale	—	29,845
Other liabilities	36,694	39,140
Total liabilities	6,542,951	6,720,746
Commitments and contingencies
Redeemable noncontrolling interest	36,322	32,239
Capital:
General Partner:
Common equity (64,998,910 and 64,999,015 units issued and outstanding, respectively)	6,035,566	6,015,139
	6,035,566	6,015,139
Limited Partners:
Common equity (2,293,760 and 2,294,760 units issued and outstanding, respectively)	59,328	58,184
Accumulated other comprehensive loss	(6,811)	(11,303)
Total partners' capital	6,088,083	6,062,020
Noncontrolling interest	122,848	121,172
Total capital	6,210,931	6,183,192
Total liabilities and capital	$12,790,204	$12,936,177

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental and other property	$352,876	$389,750
Management and other fees from affiliates	2,249	2,617
	355,125	392,367
Expenses:
Property operating, excluding real estate taxes	65,151	64,131
Real estate taxes	45,328	43,012
Corporate-level property management expenses	8,947	8,759
Depreciation and amortization	128,587	131,559
General and administrative	9,812	13,982
Expensed acquisition and investment related costs	15	87
	257,840	261,530
Gain on sale of real estate and land	100,096	—
Earnings from operations	197,381	130,837
Interest expense	(51,649)	(55,147)
Total return swap income	2,844	1,984
Interest and other income (loss)	14,387	(5,221)
Equity income from co-investments	17,011	21,297
Deferred tax expense on unrealized gain on unconsolidated co-investment	(508)	—
(Loss) gain on early retirement of debt, net	(2,517)	321
Gain on remeasurement of co-investment	—	234,694
Net income	176,949	328,765
Net income attributable to noncontrolling interest	(2,558)	(2,773)
Net income available to common unitholders	$174,391	$325,992
Comprehensive income	$181,441	$319,678
Comprehensive income attributable to noncontrolling interest	(2,558)	(2,773)
Comprehensive income attributable to controlling interest	$178,883	$316,905
Per unit data:
Basic:
Net income available to common unitholders	$2.59	$4.77
Weighted average number of common units outstanding during the period	67,283,424	68,344,012
Diluted:
Net income available to common unitholders	$2.59	$4.76
Weighted average number of common units outstanding during the period	67,408,737	68,495,596

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three months ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended March 31, 2021	Units	Amount	Units	Amount
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	168,444	—	5,947	—	2,558	176,949
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,407	—	4,407
Change in fair value of marketable debt securities, net	—	—	—	—	85	—	85
Issuance of common units under:
General partner's stock based compensation, net	39	(3,744)	—	—	—	—	(3,744)
Equity based compensation costs	—	5,028	—	54	—	—	5,082
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	(4,178)	—	73	—	22	(4,083)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(2,760)	(2,760)
Redemptions	1	(75)	(1)	(136)		(44)	(255)
Distributions declared ($2.09 per unit)	—	(135,876)	—	(4,794)	—	—	(140,670)
Balances at March 31, 2021	64,999	$6,035,566	2,294	$59,328	$(6,811)	$122,848	$6,210,931

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended March 31, 2020	Units	Amount	Units	Amount
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	315,006	—	10,986	—	2,773	328,765
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(8,782)	—	(8,782)
Change in fair value of marketable debt securities, net	—	—	—	—	(305)	—	(305)
Issuance of common units under:
General partner's stock based compensation, net	89	8,665	—	—	—	—	8,665
Sale of common stock by general partner, net	—	(70)	—	—	—	—	(70)
Equity based compensation costs	—	1,619	2	79	—	—	1,698
Retirement of common units, net	(776)	(176,311)	—	—	—	—	(176,311)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in redemption value of redeemable noncontrolling interest	—	4,741	—	(18)	—	44	4,767
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(3,107)	(3,107)
Redemptions	7	(1,048)	(8)	(84)	—	(236)	(1,368)
Distributions declared ($2.0775 per unit)	—	(135,894)	—	(4,772)	—	—	(140,666)
Balances at March 31, 2020	65,412	$6,250,833	2,296	$63,550	$(19,519)	$123,085	$6,417,949

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$176,949	$328,765
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	3,087	(208)
Depreciation and amortization	128,587	131,559
Amortization of discount on marketable securities	—	(2,394)
Amortization of discount and debt financing costs, net	2,132	2,297
(Gain) loss on sale of marketable securities	(2,611)	13
Provision for credit losses	38	(50)
Unrealized (gains) losses on equity securities recognized through income	(6,276)	8,696
Earnings from co-investments	(17,011)	(21,297)
Operating distributions from co-investments	46,355	19,388
Accrued interest from notes and other receivables	(4,201)	(355)
Gain on the sale of real estate and land	(100,096)	—
Equity-based compensation	1,386	1,405
Loss (gain) on early retirement of debt, net	2,517	(321)
Gain on remeasurement of co-investment	—	(234,694)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(41,060)	36
Accounts payable, accrued liabilities, and operating lease liabilities	4,976	32,808
Other liabilities	494	1,278
Net cash provided by operating activities	195,266	266,926
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(1,203)	(458,302)
Redevelopment	(9,274)	(18,296)
Development acquisitions of and additions to real estate under development	(19,629)	(25,681)
Capital expenditures on rental properties	(16,720)	(17,151)
Investments in notes receivable	(69,885)	—
Collections of notes and other receivables	—	98,711
Proceeds from insurance for property losses	102	457
Proceeds from dispositions of real estate	243,365	—
Contributions to co-investments	(49,974)	(21,905)
Changes in refundable deposits	11	96
Purchases of marketable securities	(23,296)	(10,731)
Sales and maturities of marketable securities	14,772	165
Non-operating distributions from co-investments	78,600	7,000
Net cash provided by (used) in investing activities	146,869	(445,637)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	447,404	498,140
Payments on unsecured debt and mortgage notes	(600,858)	(102,563)
Proceeds from lines of credit	204,794	1,038,426
Repayments of lines of credit	(204,794)	(743,426)
Retirement of common units	(9,172)	(176,311)
Additions to deferred charges	(3,434)	(5,172)

	Three Months Ended March 31,
	2021	2020
Payments related to debt prepayment penalties	(2,132)	—
Net proceeds from issuance of common units	—	(70)
Net proceeds from stock options exercised	1,701	14,329
Payments related to tax withholding for share-based compensation	(5,445)	(5,664)
Contributions from noncontrolling interest	1,900	—
Distributions to noncontrolling interest	(2,114)	(2,016)
Redemption of noncontrolling interests	(255)	(1,368)
Common units distributions paid	(140,411)	(134,341)
Net cash (used in) provided by financing activities	(312,816)	379,964
Net increase in unrestricted and restricted cash and cash equivalents	29,319	201,253
Unrestricted and restricted cash and cash equivalents at beginning of period	84,041	81,094
Unrestricted and restricted cash and cash equivalents at end of period	$113,360	$282,347

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $2.1 million and $4.8 million capitalized in 2021 and 2020, respectively)	$55,213	$52,487
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,738	$1,715
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$267	$131,841
Transfer from real estate under development to co-investments	$747	$824
Reclassifications to (from) redeemable noncontrolling interest to/from general and limited partner capital and noncontrolling interest	$4,083	$(4,767)

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. ("Essex" or the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the "Operating Partnership," which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both March 31, 2021 and December 31, 2020. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,293,760 and 2,294,760 as of March 31, 2021 and December 31, 2020, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $623.5 million and $544.8 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the Company owned or had ownership interests in 244 operating apartment communities, aggregating 60,175 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, one operating commercial building, and a development pipeline comprised of three consolidated projects and two unconsolidated joint venture projects. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Accounting Pronouncements Adopted in the Current Year

In January 2021, the FASB issued ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope." The amendments in ASU No. 2021-01 provide optional expedients to the current guidance on contract modifications and hedge accounting from the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance generally can be applied to applicable contract modifications through December 31, 2022. The Company adopted this new guidance in January 2021 on a prospective basis.This adoption did not have a material impact on the Company's consolidated results of operations or financial position.

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
March 31, 2021 and 2020
(Unaudited)
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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of March 31, 2021 and December 31, 2020, $2.4 million and $2.5 million, respectively, of equity securities presented within common stock and stock funds in the tables below, represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

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

As of March 31, 2021 and December 31, 2020, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured debt, and common stock and stock funds.

As of March 31, 2021 and December 31, 2020, marketable securities consist of the following ($ in thousands):

	March 31, 2021
	Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$61,430	$(647)	$60,783
Common stock and stock funds	80,425	22,909	103,334

Debt securities:
Available for sale
Investment-grade unsecured debt	1,051	97	1,148
Total - Marketable securities	$142,906	$22,359	$165,265

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)

	December 31, 2020
	Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$49,646	$985	$50,631
Common stock and stock funds	81,074	15,001	96,075

Debt securities:
Available for sale
Investment-grade unsecured debt	1,050	12	1,062
Total - Marketable securities	$131,770	$15,998	$147,768

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended March 31, 2021 and 2020, the proceeds from sales and maturities of marketable securities totaled $14.8 million and $0.2 million, respectively, which resulted in $2.6 million in realized gains and $13 thousand in realized losses, respectively, for such periods.

For the three months ended March 31, 2021 and 2020, the portion of equity security unrealized gains or losses that were recognized in income totaled $6.3 million in gains and $8.7 million in losses, respectively, and were included in interest and other income (loss) on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of March 31, 2021. As of December 31, 2020, the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities) and five co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $900.6 million and $323.7 million, respectively, as of March 31, 2021 and $898.5 million and $326.8 million, respectively, as of December 31, 2020. Noncontrolling interests in these entities were $122.5 million and $120.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2021 and December 31, 2020, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 14, "Equity Based Compensation Plans," in the Company’s annual report on Form 10-K for the year ended December 31, 2020) are being amortized over the expected service periods.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2021 and December 31, 2020, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.8 billion and $5.5 billion at March 31, 2021 and December 31, 2020, respectively, was approximately $6.1 billion and $6.0 billion, respectively. Management has estimated that the fair value of the Company’s $324.0 million and $775.1 million of variable rate debt at March 31, 2021 and December 31, 2020, respectively, was approximately $322.2 million and $770.1 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2021 and December 31, 2020 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of March 31, 2021 and December 31, 2020.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $6.4 million and $9.9 million during the three months ended March 31, 2021 and 2020, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2020	$(14,771)	$42	$(14,729)
Other comprehensive income before reclassification	4,255	82	4,337
Amounts reclassified from accumulated other comprehensive loss	2	—	2
Other comprehensive income	4,257	82	4,339
Balance at March 31, 2021	$(10,514)	$124	$(10,390)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain/(loss) on available for sale securities	Total
Balance at December 31, 2020	$(11,346)	$43	$(11,303)
Other comprehensive income before reclassification	4,405	85	4,490
Amounts reclassified from accumulated other comprehensive loss	2	—	2
Other comprehensive income	4,407	85	4,492
Balance at March 31, 2021	$(6,939)	$128	$(6,811)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying condensed consolidated balance sheets was $36.3 million and $32.2 million as of March 31, 2021 and December 31, 2020, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2021 is as follows ($ in thousands):

Balance at December 31, 2020	$32,239
Reclassification due to change in redemption value and other	4,083
Redemptions	—
Balance at March 31, 2021	$36,322

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents - unrestricted	$103,442	$73,629	$271,877	$70,087
Cash and cash equivalents - restricted	9,918	10,412	10,470	11,007
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$113,360	$84,041	$282,347	$81,094

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
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

(2)  Significant Transactions During the Three Months Ended March 31, 2021 and Subsequent Events

Significant Transactions

Dispositions

In February 2021, the Company sold Hidden Valley, a 324 apartment home community located in Simi Valley, CA, for a total contract price of $105.0 million. The Company recognized a $69.2 million gain on sale. In conjunction with the sale, $29.7 million of mortgage debt that encumbered the property was repaid.

In February 2021, the Company sold Park 20, a 197 apartment home community located in San Mateo, CA, for a total contract price of $113.0 million. The Company recognized an immaterial gain on sale.

In February 2021, the Company sold Axis 2300, a 115 apartment home community located in Irvine, CA, for a total contract price of $57.5 million. The Company recognized a $30.8 million gain on sale.

Co-Investments

Preferred Equity Investments

In January 2021, the Company originated a preferred equity investment totaling $20.0 million in one multifamily community located in Washington. The investment has an initial preferred return of 10.0% and is scheduled to mature in January 2026.

In March 2021, the Company received cash of $10.0 million for the full redemption of a preferred equity investment in a joint venture that holds property located in Southern California.

In March 2021, the Company received cash of $110.2 million, including an early redemption fee of $3.5 million for the full redemption of a preferred equity investment in a joint venture that holds property located in Southern California.

Notes Receivable

In March 2021, the Company provided a $52.5 million related party bridge loan to Wesco I, LLC ("Wesco I") in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 2.55% and is scheduled to mature in July 2021. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

Common Stock

During the three months ended March 31, 2021, the Company repurchased and retired 40,000 shares totaling $9.2 million, including commissions. As a result, as of March 31, 2021, the Company had $214.5 million of purchase authority remaining under its $250.0 million stock repurchase plan.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
Senior Unsecured Debt

In March 2021, the Operating Partnership issued $450.0 million of senior unsecured notes due on March 1, 2028 with a coupon rate of 1.700% per annum (the "2028 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2021. The 2028 Notes were offered to investors at a price of 99.423% of par value. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including all or a portion of certain unsecured term loans, and for general corporate and working capital purposes.

Subsequent Events

None.

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Rental income	$347,305	$383,498
Other property	5,571	6,252
Management and other fees from affiliates	2,249	2,617
Total revenues	$355,125	$392,367

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Southern California	$143,012	$151,895
Northern California	146,690	158,456
Seattle Metro	58,633	63,044
Other real estate assets (1)	4,541	16,355
Total rental and other property revenues	$352,876	$389,750

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Same-property (1)	$317,806	$345,652
Acquisitions (2)	13,673	12,558
Development (3)	6,930	4,075
Redevelopment	4,590	5,401
Non-residential/other, net (4)	13,246	22,064
Straight line rent concession (5)	(3,369)	—
Total rental and other property revenues	$352,876	$389,750

(1) Properties that have comparable stabilized results as of January 1, 2020 and are consolidated by the Company for the three months ended March 31, 2021 and 2020. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2) Acquisitions includes properties acquired which did not have comparable stabilized results as of January 1, 2020.
(3) Development includes properties developed which did not have stabilized results as of January 1, 2020.
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
(5) Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $3.0 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the three months ended March 31, 2021 that was included in the December 31, 2020 deferred revenue balance was $0.1 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of March 31, 2021, the Company had $3.0 million of remaining performance obligations. The Company expects to recognize approximately 19% of these remaining performance obligations in 2021, an additional 48% through 2023, and the remaining balance thereafter.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, BEX II, BEX III, BEX IV, 500 Folsom, Wesco I, Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), and Wesco V, LLC ("Wesco V"), own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of March 31, 2021 and December 31, 2020 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	March 31, 2021	December 31, 2020
Ownership interest in:
Wesco I, Wesco III, Wesco IV, and Wesco V	51%	178,071	178,322
BEXAEW, BEX II, BEX III, BEX IV, and 500 Folsom (2)	50%	294,737	152,309
Other	47%	28,680	27,635
Total operating and other co-investments, net		501,488	358,266
Total predevelopment and development co-investments	50%	22,237	157,433
Total preferred interest co-investments (includes related party investments of $83.3 million and $81.4 million as of March 31, 2021 and December 31, 2020, respectively)		438,900	502,311
Total co-investments, net		$962,625	$1,018,010

(1) Weighted average Company ownership percentages are as of March 31, 2021.
(2) 500 Folsom had not stabilized as of December 31, 2020. Its carrying value was included in the predevelopment and development co-investments balance as of December 31, 2020.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	March 31, 2021	December 31, 2020
Combined balance sheets: (1)
Rental properties and real estate under development	$4,054,459	$4,242,611
Other assets	224,288	200,777
Total assets	$4,278,747	$4,443,388
Debt	$2,496,205	$2,611,365
Other liabilities	189,046	189,515
Equity	1,593,496	1,642,508
Total liabilities and equity	$4,278,747	$4,443,388
Company's share of equity	$962,625	$1,018,010

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Combined statements of income: (1)
Property revenues	$71,759	$77,369
Property operating expenses	(27,331)	(25,715)
Net operating income	44,428	51,654
Interest expense	(16,700)	(20,853)
General and administrative	(4,281)	(4,083)
Depreciation and amortization	(32,709)	(28,437)
Net loss	$(9,262)	$(1,719)
Company's share of net income (2)	$17,011	$21,297
(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.3 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Note receivable, secured, bearing interest at 9.90%, due November 2021 (Originated November 2018)	14,577	14,216
Notes receivable, secured, bearing interest at 10.50%, due February 2023 (Originated March 2020)	15,715	15,299
Note receivable, secured, bearing interest at 11.00%, due October 2023 (Originated April 2020)	30,761	25,461
Notes receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020)	81,766	79,827
Notes receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	27,175	15,423
Related party note receivable, secured, bearing interest at 2.55%, due July 2021 (Originated March 2021)(1)	52,500	—
Notes and other receivables from affiliates (2)	5,116	4,744
Straight line rent receivables(3)	22,115	25,214
Other receivables	18,047	15,671
Allowance for credit losses	(876)	(751)
Total notes and other receivables	$266,896	$195,104

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of March 31, 2021 and
December 31, 2020. See Note 6, Related Party Transactions, for additional details.
(3) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2020	$751	$—	$751
Provision for credit losses	99	26	125
Balance at March 31, 2021	$850	$26	$876

No loans were placed on nonaccrual status or charged off during the three months ended March 31, 2021 or 2020.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.2 million and $3.1 million during the three months ended March 31, 2021 and 2020, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately zero and $0.4 million against general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three months ended March 31, 2021 and 2020, the Company paid brokerage commissions totaling zero and $0.2 million, respectively, to MMC and its affiliates related to real estate transactions.

In March 2021, the Company provided a $52.5 million related party bridge loan to Wesco I in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 2.55% and is scheduled to mature in July 2021. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $52.5 million as of March 31, 2021.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrues interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of March 31, 2021, the Company had funded $23.4 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of March 31, 2021 and December 31, 2020, $57.6 million and $4.7 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	March 31, 2021	December 31, 2020	Weighted Average Maturity In Years as of March 31, 2021
Unsecured bonds private placement - fixed rate	$49,989	$199,950	0.4
Term loan - variable rate	99,916	549,380	0.9
Bonds public offering - fixed rate	5,304,385	4,858,655	9.0
Unsecured debt, net (1)	5,454,290	5,607,985
Lines of credit (2)	—	—
Mortgage notes payable, net (3)	642,419	643,550	9.2
Total debt, net	$6,096,709	$6,251,535
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.4%
Weighted average interest rate on variable rate term loan	1.1%	1.7%
Weighted average interest rate on lines of credit	1.0%	1.0%
Weighted average interest rate on mortgage notes payable	2.6%	2.7%

(1) Includes unamortized discount of $12.0 million and $10.1 million and unamortized debt issuance costs of $33.7 million and $31.9 million, as of March 31, 2021 and December 31, 2020, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of March 31, 2021, excludes unamortized debt issuance costs of $3.3 million and $3.7 million as of March 31, 2021 and December 31, 2020, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2021, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2023 with one 18-month extension, exercisable at the Company’s option. As of March 31, 2021, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings, and a scheduled maturity date of February 2023.
(3) Includes total unamortized premium of $3.5 million and $3.9 million, reduced by unamortized debt issuance costs of $1.7 million and $1.8 million, as of March 31, 2021 and December 31, 2020, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of March 31, 2021 are as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)

Remaining in 2021	$52,644
2022	143,188
2023	602,945
2024	403,109
2025	633,054
Thereafter	4,305,629
Total	$6,140,569

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2021 and 2020 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Southern California	$143,012	$151,895
Northern California	146,690	158,456
Seattle Metro	58,633	63,044
Other real estate assets	4,541	16,355
Total property revenues	$352,876	$389,750
Net operating income:
Southern California	$99,251	$108,289
Northern California	101,625	117,187
Seattle Metro	38,779	44,426
Other real estate assets	2,742	12,705
Total net operating income	242,397	282,607
Management and other fees from affiliates	2,249	2,617
Corporate-level property management expenses	(8,947)	(8,759)
Depreciation and amortization	(128,587)	(131,559)
General and administrative	(9,812)	(13,982)
Expensed acquisition and investment related costs	(15)	(87)
Gain on sale of real estate and land	100,096	—
Interest expense	(51,649)	(55,147)
Total return swap income	2,844	1,984
Interest and other income (loss)	14,387	(5,221)
Equity income from co-investments	17,011	21,297
Deferred tax expense on unrealized gain on unconsolidated co-investment	(508)	—
(Loss) gain on early retirement of debt, net	(2,517)	321
Gain on remeasurement of co-investment	—	234,694
Net income	$176,949	$328,765

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Assets:
Southern California	$3,956,663	$3,993,275
Northern California	5,363,795	5,408,019
Seattle Metro	1,389,142	1,403,678
Other real estate assets	9,171	122,814
Net reportable operating segment - real estate assets	10,718,771	10,927,786
Real estate under development	404,496	386,047
Co-investments	962,625	1,018,010
Real estate held for sale	—	57,938
Cash and cash equivalents, including restricted cash	113,360	84,041
Marketable securities	165,265	147,768
Notes and other receivables	266,896	195,104
Operating lease right-of-use assets	71,347	72,143
Prepaid expenses and other assets	87,444	47,340
Total assets	$12,790,204	$12,936,177

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$168,444	64,989,620	$2.59	$315,006	66,043,831	$4.77
Effect of Dilutive Securities:
Stock options	—	31,066		—	57,337
DownREIT units	197	94,247		196	94,247
Diluted:
Net income available to common stockholders	$168,641	65,114,933	$2.59	$315,202	66,195,415	$4.76

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,293,804 and 2,300,181, which include vested 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended March 31, 2021 and 2020, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $5.9 million and $11.0 million for the three months ended March 31, 2021 and 2020, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
Stock options of 349,252 and 116,380 for the three months ended March 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$174,391	67,283,424	$2.59	$325,992	68,344,012	$4.77
Effect of Dilutive Securities:
Stock options	—	31,066		—	57,337
DownREIT units	197	94,247		196	94,247
Diluted:
Net income available to common unitholders	$174,588	67,408,737	$2.59	$326,188	68,495,596	$4.76

Stock options of 349,252 and 116,380 for the three months ended March 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of March 31, 2021 and December 31, 2020, the aggregate carrying value of the interest rate swap contracts were a liability of zero and $2.4 million, respectively. As of March 31, 2021 and December 31, 2020, the swap contracts were presented in the condensed consolidated balance sheets as an asset of zero for both periods and a liability of zero and $2.4 million, respectively, and were included in other liabilities on the condensed consolidated balance sheets.

The Company has four total return swap contracts, with an aggregate notional amount of $224.9 million, that effectively convert $224.9 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $224.9 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both March 31, 2021 and December 31, 2020. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $2.8 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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
March 31, 2021 and 2020
(Unaudited)
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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2020 annual report on Form 10-K for the year ended December 31, 2020. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this Quarterly Report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled "Forward-Looking Statements."

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2021, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of March 31, 2021, the Company owned or had ownership interests in 244 operating apartment communities, comprising 60,175 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, one operating commercial building, and a development pipeline comprised of three consolidated projects and two unconsolidated joint venture projects.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2021, the Company’s development pipeline was comprised of three consolidated projects under development, two unconsolidated joint venture projects under development, and various predevelopment projects aggregating 1,316 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $136.0 million, $90.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $0.7 billion.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2021		As of March 31, 2020
	Apartment Homes	%	Apartment Homes	%
Southern California	22,121	43%	22,675	43%
Northern California	19,123	37%	19,748	37%
Seattle Metro	10,218	20%	10,343	20%
Total	51,462	100%	52,766	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, BEXAEW, BEX II, BEX III, BEX IV, and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

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

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended March 31, 2021 and 2020) increased from 0.4% for the three months ended March 31, 2020 to 2.1% for the three months ended March 31, 2021. The Company has executed some payment plans and will continue to work with residents to execute payment plans related to such cash delinquencies. As of March 31, 2021, the increase in delinquencies has not had a material adverse impact on the Company's liquidity position. The Company's average financial occupancy for the Company’s Same-Property portfolio remained consistent at 96.7% for the three months ended March 31, 2021 and 2020.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the three months ended March 31, 2021 discussed in the "Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.7% for the three months ended March 31, 2021 and 2020. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Southern California	96.7%	96.6%
Northern California	96.6%	96.9%
Seattle Metro	96.6%	96.8%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2021	2020	Change	Change
Same-Property Revenues:
Southern California	20,800	$135,461	$143,774	$(8,313)	(5.8)%
Northern California	16,072	123,712	138,834	(15,122)	(10.9)%
Seattle Metro	10,218	58,633	63,044	(4,411)	(7.0)%
Total Same-Property Revenues	47,090	317,806	345,652	(27,846)	(8.1)%
Non-Same Property Revenues		35,070	44,098	(9,028)	(20.5)%
Total Property Revenues		$352,876	$389,750	$(36,874)	(9.5)%

Same-Property Revenues decreased by $27.8 million or 8.1% to $317.8 million in the first quarter of 2021 from $345.7 million in the first quarter of 2020. The decrease was primarily attributable to an additional $10.4 million of cash concessions compared to the prior year period and a decrease of 3.3% in average rental rates from $2,368 per apartment home in the first quarter of 2020 to $2,289 per apartment home in the first quarter of 2021. Additionally, delinquencies as a percentage of scheduled rent increased from 0.4% in the first quarter of 2020 to 2.1% in the first quarter of 2021.

Non-Same Property Revenues decreased by $9.0 million or 20.5% to $35.1 million in the first quarter of 2021 from $44.1 million in the first quarter of 2020. The decrease was primarily due to sales in 2020 and the sales of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021.

Management and other fees from affiliates decreased by $0.4 million or 15.4% to $2.2 million in the first quarter of 2021 from $2.6 million in the first quarter of 2020. The decrease was primarily due to a decrease in asset management fees resulting from the consolidation of six communities as part of the Company's purchase of CPPIB's 45.0% co-investment interests in the first quarter of 2020, and a decrease in revenues used to calculate management fees.
Property operating expenses, excluding real estate taxes increased $1.1 million or 1.7% to $65.2 million for the first quarter of 2021 compared to $64.1 million for the first quarter of 2020, primarily due to increases of $1.3 million in utilities expenses and

$0.2 million in maintenance and repairs expenses, offset by a decrease of $0.5 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $1.1 million or 1.9% to $58.9 million in the first quarter of 2021 compared to $57.8 million in the first quarter of 2020, primarily due to increases of $1.2 million in utilities expenses, $0.5 million in insurance and other expenses, and $0.3 million in maintenance and repairs expenses. These increases were offset by a decrease of $1.0 million in administrative expenses.

Real estate taxes increased $2.3 million or 5.3% to $45.3 million for the first quarter of 2021 compared to $43.0 million for the first quarter of 2020, primarily due to an increase in assessed valuations and tax rates. Same-Property real estate taxes increased by $1.9 million or 5.1% to $39.0 million in the first quarter of 2021 compared to $37.1 million in the first quarter of 2020, primarily due to an increase in assessed valuations and tax rates.

Corporate-level property management expenses increased by $0.1 million or 1.1% to $8.9 million for the first quarter of 2021 compared to $8.8 million for the first quarter of 2020.

Gain on sale of real estate and land of $100.1 million in the first quarter of 2021 was attributable to the sale of Hidden Valley, Axis 2300, and Park 20 apartment home communities.

Depreciation and amortization expense decreased by $3.0 million or 2.3% to $128.6 million for the first quarter of 2021 compared to $131.6 million for the first quarter of 2020, primarily due to decrease in amortization expense resulting from certain lease intangibles becoming fully amortized during 2020 and the sale of Hidden Valley, Axis 2300, and Park 20 apartment home communities.

Interest expense decreased by $3.5 million or 6.4% to $51.6 million for the first quarter of 2021 compared to $55.1 million for the first quarter of 2020, primarily due to a decrease in average outstanding debt primarily as a result of debt that was paid off or matured, regular principal amortization during and after the first quarter of 2020, and lower average interest rates, which resulted in a decrease in interest expense of $13.2 million for the first quarter of 2020. These decreases to interest expense were partially offset by the issuance of $450.0 million of senior unsecured notes due March 1, 2028 in February 2021, $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, and $600 million of senior unsecured notes due January 15, 2031 and September 1, 2050 in August 2020, which resulted in an increase of $7.0 million interest expense for the first quarter of 2021. Additionally, there was a $2.7 million decrease in capitalized interest in the first quarter of 2021, due to a decrease in development activity as compared to the same period in 2020.

Total return swap income of $2.8 million in the first quarter of 2021 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $224.9 million.

Interest and other income increased by $19.6 million or 376.9% to $14.4 million in income for the first quarter of 2021 compared to $5.2 million in expense for the first quarter of 2020, primarily due to increases of $15.0 million in unrealized gains on marketable securities, $2.6 million in gain on sale of marketable securities, and $1.9 million in marketable securities and other income.

Equity income from co-investments decreased by $4.3 million or 20.2% to $17.0 million for the first quarter of 2021 compared to $21.3 million for the first quarter of 2020, primarily due to decreases of $6.5 million in co-investment promote income and $4.4 million in equity income from co-investments. The decreases were partially offset by an increase of $4.8 million in income from preferred equity investments including income from early redemptions, and an increase of $1.7 million in equity income from non-core co-investments.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $0.5 million for the first quarter of 2021 resulted from a net unrealized gain on $1.6 million from unconsolidated co-investments.

Loss on early retirement of debt, net of $2.5 million for the first quarter of 2021 was primarily due to the early termination of the Company's five interest rate swap contracts in conjunction with the partial repayment of the Company's unsecured term debt.

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

As of March 31, 2021, the Company had $103.4 million of unrestricted cash and cash equivalents and $165.3 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2021, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2021, the Company had two unsecured lines of credit aggregating $1.24 billion. As of March 31, 2021, there was no amount outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of March 31, 2021. This facility is scheduled to mature in December 2023, with one 18-month extension, exercisable at the Company's option. As of March 31, 2021, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of March 31, 2021. This facility is scheduled to mature in February 2023.

In March 2021, the Operating Partnership issued $450.0 million of senior unsecured notes due on March 1, 2028 with a coupon rate of 1.700% per annum (the "2028 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2021. The 2028 Notes were offered to investors at a price of 99.423% of par value. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including all or a portion of certain unsecured term loans, and for general corporate and working capital purposes.

In September 2018, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date. During the three months ended March 31, 2021, the Company did not issue any shares of common stock through the 2018 ATM Program. As of March 31, 2021, there are no outstanding forward purchase agreements, and $826.6 million of shares remain available to be sold under this program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the three months ended March 31, 2021, the Company repurchased and retired 40,000 shares of its common stock totaling $9.2 million, including commissions, at an average price of $229.30 per share. As of March 31, 2021, the Company had $214.5 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2021, the Company’s development pipeline was comprised of three consolidated projects under development, two unconsolidated joint venture projects under development and various consolidated predevelopment projects, aggregating 1,316 apartment homes, with total incurred costs of $0.6 billion, and estimated remaining project costs of approximately $136.0 million, $90.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $0.7 billion.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2021, the Company had an interest in 533 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.3 billion. Total estimated remaining costs are approximately $94.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $47.8 million. In addition, the Company had an interest in 9,189 apartment homes of operating communities with joint ventures for a total book value of $501.5 million as of March 31, 2021.

Off-Balance Sheet Arrangements

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operations. See Note 4, Co-investments, in the Notes to Condensed Consolidated Financial Statements, for carrying values and combined summarized financial information of these unconsolidated investments.

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

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the continued impact of the COVID-19 pandemic, which remains inherently uncertain as to duration and severity, and any additional governmental measures taken to limit its spread and other potential future outbreaks of infectious diseases or other health concerns could continue to adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2020, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The Company considers FFO and Core FFO to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO and Core FFO provide investors with additional bases to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and to pay dividends. By excluding gains or losses related to sales of depreciated operating properties and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of the Company’s core business operations, Core FFO allows investors to compare the core operating performance of the Company to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results. The Company believes that its condensed consolidated financial statements, prepared in accordance with U.S. GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2021	2020
Net income available to common stockholders	$168,444	$315,006
Adjustments:
Depreciation and amortization	128,587	131,559
Gains not included in FFO attributable to common stockholders and unitholders	(100,096)	(234,694)
Depreciation and amortization from unconsolidated co-investments	14,729	12,544
Noncontrolling interest related to Operating Partnership units	5,947	10,986
Depreciation attributable to third party ownership and other	(129)	(134)
Funds from operations attributable to common stockholders and unitholders	$217,482	$235,267
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.23	$3.44
Non-core items:
Expensed acquisition and investment related costs	15	87
Deferred tax expense on unrealized gain on unconsolidated co-investment (1)	508	—
(Gain) Loss on sale of marketable securities	(2,611)	13
Unrealized (gains) losses on marketable securities	(6,276)	8,696
Provision for credit losses	38	(50)
Equity (income) loss from non-core co-investment (2)	(1,627)	110
Loss (gain) on early retirement of debt, net	2,517	(321)
Loss on early retirement of debt from unconsolidated co-investment	3	—
Co-investment promote income	—	(6,455)
Income from early redemption of preferred equity investments	(3,513)	(210)
General and administrative and other, net	257	820
Insurance reimbursements, legal settlements, and other, net	(182)	43
Core Funds from Operations attributable to common stockholders and unitholders	$206,611	$238,000
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.07	$3.48
Weighted average number shares outstanding, diluted (3)	67,272,839	68,359,698

(1) Represents deferred tax expense related to net unrealized gains on technology co-investments.
(2) Represents the Company's share of co-investment income from technology co-investments.
(2) Assumes conversion of all outstanding Operating Partnership limited partnership units ("OP Units") into shares of the Company's common stock and excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

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

	Three Months Ended March 31,
	2021	2020
Earnings from operations	$197,381	$130,837
Adjustments:
Corporate-level property management expenses	8,947	8,759
Depreciation and amortization	128,587	131,559
Management and other fees from affiliates	(2,249)	(2,617)
General and administrative	9,812	13,982
Expensed acquisition and investment related costs	15	87
Gain on sale of real estate and land	(100,096)	—
NOI	242,397	282,607
Less: Non-Same Property NOI	(22,416)	(31,834)
Same-Property NOI	$219,981	$250,773

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. The Company previously had five interest rate swaps that were designated as cash flow hedges of interest rate risk and were terminated as of March 31, 2021 in conjunction with the partial repayment of the Company's unsecured term debt. As of March 31, 2021, the Company also had $224.9 million of secured variable rate indebtedness.

Additionally, the Company has entered into four total return swap contracts, with an aggregate notional amount of $224.9 million that effectively convert $224.9 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at March 31, 2021. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$52,103	42,408	602,093	402,177	632,035	4,084,849	$5,815,665	$6,063,439
Average interest rate	4.4%	3.7%	3.7%	4.0%	3.5%	3.1%	3.5%
Variable rate debt (1)	$541	100,780	852	932	1,019	220,780	$324,904	$322,154
Average interest rate	1.0%	1.2%	1.0%	1.0%	1.0%	0.9%	1.0%

(1) $224.9 million is subject to total return swaps.

The table incorporates only those exposures that exist as of March 31, 2021. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2021, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2021, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2020, which could materially affect the Company's financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2021, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2021, Essex issued an aggregate of 39,895 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP Units and DownREIT units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $1.7 million from the option exercises during the three months ended March 31, 2021 to the Operating Partnership in exchange for an aggregate of 10,516 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units and DownREIT units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2021, 29,379 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

The following table summarizes the Company's purchases of its common stock during the three months ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1, 2021 - January 31, 2021	40,000	$229.30	40,000	$214.5
Total	40,000	$229.30	40,000	$214.5

(1) In December 2020, the Board of Directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
4.1
Indenture, dated March 1, 2021, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.700% Senior Notes due 2028 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 1, 2021, and incorporated herein by reference.

31.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: April 28, 2021

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 28, 2021

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: April 28, 2021

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 28, 2021

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer