Form 10-Q
period 2021-06-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2021-07-30
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,034,811 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 28, 2021.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2021 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	June 30, 2021	December 31, 2020
Real estate:
Rental properties:
Land and land improvements	$2,923,508	$2,929,009
Buildings and improvements	12,373,299	12,132,736
	15,296,807	15,061,745
Less: accumulated depreciation	(4,392,056)	(4,133,959)
	10,904,751	10,927,786
Real estate under development	208,330	386,047
Co-investments	1,037,270	1,018,010
Real estate held for sale	—	57,938
	12,150,351	12,389,781
Cash and cash equivalents-unrestricted	48,155	73,629
Cash and cash equivalents-restricted	10,021	10,412
Marketable securities, net of allowance for credit losses of zero as of both June 30, 2021 and December 31, 2020	175,782	147,768
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively (includes related party receivables of $57.9 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively)	238,855	195,104
Operating lease right-of-use assets	70,551	72,143
Prepaid expenses and other assets	53,484	47,340
Total assets	$12,747,199	$12,936,177
LIABILITIES AND EQUITY
Unsecured debt, net	$5,403,874	$5,607,985
Mortgage notes payable, net	641,274	643,550
Lines of credit	85,000	—
Accounts payable and accrued liabilities	160,121	152,855
Construction payable	31,960	31,417
Dividends payable	142,810	141,917
Operating lease liabilities	72,363	74,037
Liabilities associated with real estate held for sale	—	29,845
Other liabilities	38,068	39,140
Total liabilities	6,575,470	6,720,746
Commitments and contingencies
Redeemable noncontrolling interest	35,026	32,239
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,003,996 and 64,999,015 shares issued and outstanding, respectively	7	6
Additional paid-in capital	6,862,879	6,876,326
Distributions in excess of accumulated earnings	(899,663)	(861,193)
Accumulated other comprehensive loss, net	(9,768)	(14,729)
Total stockholders' equity	5,953,455	6,000,410
Noncontrolling interest	183,248	182,782
Total equity	6,136,703	6,183,192
Total liabilities and equity	$12,747,199	$12,936,177

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and other property	$348,757	$368,149	$701,633	$757,899
Management and other fees from affiliates	2,221	2,348	4,470	4,965
	350,978	370,497	706,103	762,864
Expenses:
Property operating, excluding real estate taxes	63,215	65,142	128,366	129,273
Real estate taxes	44,278	44,994	89,606	88,006
Corporate-level property management expenses	9,105	8,646	18,052	17,405
Depreciation and amortization	128,736	133,609	257,323	265,168
General and administrative	12,222	14,952	22,034	28,934
Expensed acquisition and investment related costs	41	15	56	102
	257,597	267,358	515,437	528,888
Gain on sale of real estate and land	—	16,597	100,096	16,597
Earnings from operations	93,381	119,736	290,762	250,573
Interest expense	(50,971)	(54,447)	(102,620)	(109,594)
Total return swap income	2,633	2,788	5,477	4,772
Interest and other income	22,371	11,405	36,758	6,184
Equity income from co-investments	18,248	17,257	35,259	38,554
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,842)	(1,636)	(2,350)	(1,636)
Loss on early retirement of debt, net	(16,465)	(5,027)	(18,982)	(4,706)
Gain on remeasurement of co-investment	2,260	—	2,260	234,694
Net income	69,615	90,076	246,564	418,841
Net income attributable to noncontrolling interest	(4,769)	(5,618)	(13,274)	(19,377)
Net income available to common stockholders	$64,846	$84,458	$233,290	$399,464
Comprehensive income	$70,259	$94,172	$251,700	$413,850
Comprehensive income attributable to noncontrolling interest	(4,791)	(5,756)	(13,449)	(19,208)
Comprehensive income attributable to controlling interest	$65,468	$88,416	$238,251	$394,642
Per share data:
Basic:
Net income available to common stockholders	$1.00	$1.29	$3.59	$6.08
Weighted average number of shares outstanding during the period	65,001,677	65,412,407	64,995,682	65,728,119
Diluted:
Net income available to common stockholders	$1.00	$1.29	$3.59	$6.07
Weighted average number of shares outstanding during the period	65,080,746	65,427,935	65,048,016	65,855,347

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
Three months ended June 30, 2021	Shares	Amount
Balances at March 31, 2021	64,999	$6	$6,864,185	$(828,625)	$(10,390)	$185,755	$6,210,931
Net income	—	—	—	64,846	—	4,769	69,615
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	456	16	472
Change in fair value of marketable debt securities, net	—	—	—	—	166	6	172
Issuance of common stock under:
Stock option and restricted stock plans, net	5	1	573	—	—	—	574
Sale of common stock, net	—	—	(84)	—	—	—	(84)
Equity based compensation costs	—	—	2,571	—	—	214	2,785
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,574)	—	—	62	(2,512)
Distributions to noncontrolling interest	—	—	—	—	—	(7,303)	(7,303)
Redemptions of noncontrolling interest	—	—	(1,792)	—	—	(271)	(2,063)
Common stock dividends ($2.09 per share)	—	—	—	(135,884)	—	—	(135,884)
Balances at June 30, 2021	65,004	$7	$6,862,879	$(899,663)	$(9,768)	$183,248	$6,136,703

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
Six months ended June 30, 2021	Shares	Amount
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income	—	—	—	233,290	—	13,274	246,564
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,713	166	4,879
Change in fair value of marketable debt securities, net	—	—	—	—	248	9	257
Issuance of common stock under:
Stock option and restricted stock plans, net	44	1	(3,171)	—	—	—	(3,170)
Sale of common stock, net	—	—	(84)	—	—	—	(84)
Equity based compensation costs	—	—	7,599	—	—	268	7,867
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(6,752)	—	—	157	(6,595)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(14,857)	(14,857)
Redemptions of noncontrolling interest	1	—	(1,867)	—	—	(451)	(2,318)
Common stock dividends ($4.18 per share)	—	—	—	(271,760)	—	—	(271,760)
Balances at June 30, 2021	65,004	$7	$6,862,879	$(899,663)	$(9,768)	$183,248	$6,136,703

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Three months ended June 30, 2020	Shares	Amount
Balances at March 31, 2020	65,412	$7	$6,959,523	$(708,697)	$(22,668)	$189,784	$6,417,949
Net income	—	—	—	84,458	—	5,618	90,076
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,171	111	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	754	25	779
Change in fair value of marketable debt securities, net	—	—	—	—	33	2	35
Issuance of common stock under:
Stock option and restricted stock plans, net	6	—	536	—	—	—	536
Sale of common stock, net	—	—	(63)	—	—	—	(63)
Equity based compensation costs	—	—	5,058	—	—	177	5,235
Retirement of common stock, net	(88)	—	(20,093)	—	—	—	(20,093)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(199)	—	—	(399)	(598)
Distributions to noncontrolling interest	—	—	—	—	—	(8,133)	(8,133)
Redemptions of noncontrolling interest	1	—	43	—	—	(378)	(335)
Common stock dividends ($2.0775 per share)	—	—	—	(135,789)	—	—	(135,789)
Balances at June 30, 2020	65,331	$7	$6,944,805	$(760,028)	$(18,710)	$186,807	$6,352,881

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Six months ended June 30, 2020	Shares	Amount
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	399,464	—	19,377	418,841
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,171	111	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(7,732)	(271)	(8,003)
Change in fair value of marketable debt securities, net	—	—	—	—	(261)	(9)	(270)
Issuance of common stock under:
Stock option and restricted stock plans, net	95	—	9,201	—	—	—	9,201
Sale of common stock, net	—	—	(133)	—	—	—	(133)
Equity based compensation costs	—	—	6,677	—	—	256	6,933
Retirement of common stock, net	(864)	—	(196,404)	—	—	—	(196,404)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,542	—	—	(373)	4,169
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(16,012)	(16,012)
Redemptions of noncontrolling interest	8	—	(1,005)	—	—	(698)	(1,703)
Common stock dividends ($4.155 per share)	—	—	—	(271,683)	—	—	(271,683)
Balances at June 30, 2020	65,331	$7	$6,944,805	$(760,028)	$(18,710)	$186,807	$6,352,881

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$246,564	$418,841
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	5,825	(2,803)
Depreciation and amortization	257,323	265,168
Amortization of discount on marketable securities	—	(4,862)
Amortization of discount and debt financing costs, net	6,311	3,973
Loss on sale of marketable securities	(2,499)	(33)
Income form early redemption of notes receivable	(4,747)	—
Provision for credit losses	(107)	97
Unrealized (gains) losses on equity securities recognized through income	(16,681)	1,073
Earnings from co-investments	(35,259)	(38,554)
Operating distributions from co-investments	57,364	29,613
Accrued interest from notes and other receivables	(8,530)	(835)
Gain on the sale of real estate and land	(100,096)	(16,597)
Equity-based compensation	3,776	4,043
Loss on early retirement of debt, net	18,982	4,706
Gain on remeasurement of co-investment	(2,260)	(234,694)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(5,348)	(6,421)
Accounts payable, accrued liabilities, and operating lease liabilities	3,209	2,565
Other liabilities	4,244	830
Net cash provided by operating activities	428,071	426,110
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(18,418)	(458,857)
Redevelopment	(19,981)	(32,211)
Development acquisitions of and additions to real estate under development	(34,640)	(54,994)
Capital expenditures on rental properties	(49,044)	(40,013)
Investments in notes receivable	(71,613)	(6,669)
Collections of notes and other receivables	36,244	98,711
Proceeds from insurance for property losses	117	568
Proceeds from dispositions of real estate	243,365	230,935
Contributions to co-investments	(160,719)	(43,817)
Changes in refundable deposits	(968)	96
Purchases of marketable securities	(23,509)	(10,989)
Sales and maturities of marketable securities	14,931	4,301
Non-operating distributions from co-investments	78,600	25,136
Net cash used in investing activities	(5,635)	(287,803)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	745,505	856,630
Payments on unsecured debt and mortgage notes	(951,727)	(286,074)
Proceeds from lines of credit	453,359	1,038,426
Repayments of lines of credit	(368,359)	(1,093,426)
Retirement of common stock	(9,172)	(196,404)

	Six Months Ended June 30,
	2021	2020
Additions to deferred charges	(6,361)	(7,297)
Payments related to debt prepayment penalties	(18,342)	(1,696)
Net proceeds from issuance of common stock	(84)	(133)
Net proceeds from stock options exercised	2,275	14,865
Payments related to tax withholding for share-based compensation	(5,445)	(5,664)
Contributions from noncontrolling interest	1,900	—
Distributions to noncontrolling interest	(14,787)	(15,613)
Redemption of noncontrolling interest	(2,318)	(1,703)
Redemption of redeemable noncontrolling interest	(3,808)	—
Common stock dividends paid	(270,937)	(264,837)
Net cash (used in) provided by financing activities	(448,301)	37,074
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(25,865)	175,381
Unrestricted and restricted cash and cash equivalents at beginning of period	84,041	81,094
Unrestricted and restricted cash and cash equivalents at end of period	$58,176	$256,475

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $3.8 million and $9.0 million capitalized in 2021 and 2020, respectively)	$96,541	$98,358
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,316	$3,430
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$218,835	$131,960
Transfer from real estate under development to co-investments	$1,337	$1,473
Reclassifications to (from) redeemable noncontrolling interest to/from additional paid in capital and noncontrolling interest	$6,593	$(4,169)

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	June 30, 2021	December 31, 2020
Real estate:
Rental properties:
Land and land improvements	$2,923,508	$2,929,009
Buildings and improvements	12,373,299	12,132,736
	15,296,807	15,061,745
Less: accumulated depreciation	(4,392,056)	(4,133,959)
	10,904,751	10,927,786
Real estate under development	208,330	386,047
Co-investments	1,037,270	1,018,010
Real estate held for sale, net	—	57,938
	12,150,351	12,389,781
Cash and cash equivalents-unrestricted	48,155	73,629
Cash and cash equivalents-restricted	10,021	10,412
Marketable securities, net of allowance for credit losses of zero as of both June 30, 2021 and December 31, 2020	175,782	147,768
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively (includes related party receivables of $57.9 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively)	238,855	195,104
Operating lease right-of-use assets	70,551	72,143
Prepaid expenses and other assets	53,484	47,340
Total assets	$12,747,199	$12,936,177
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,403,874	$5,607,985
Mortgage notes payable, net	641,274	643,550
Lines of credit	85,000	—
Accounts payable and accrued liabilities	160,121	152,855
Construction payable	31,960	31,417
Distributions payable	142,810	141,917
Operating lease liabilities	72,363	74,037
Liabilities associated with real estate held for sale	—	29,845
Other liabilities	38,068	39,140
Total liabilities	6,575,470	6,720,746
Commitments and contingencies
Redeemable noncontrolling interest	35,026	32,239
Capital:
General Partner:
Common equity (65,003,996 and 64,999,015 units issued and outstanding, respectively)	5,963,223	6,015,139
	5,963,223	6,015,139
Limited Partners:
Common equity (2,293,760 and 2,294,760 units issued and outstanding, respectively)	56,950	58,184
Accumulated other comprehensive loss	(6,167)	(11,303)
Total partners' capital	6,014,006	6,062,020
Noncontrolling interest	122,697	121,172
Total capital	6,136,703	6,183,192
Total liabilities and capital	$12,747,199	$12,936,177

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and other property	$348,757	$368,149	$701,633	$757,899
Management and other fees from affiliates	2,221	2,348	4,470	4,965
	350,978	370,497	706,103	762,864
Expenses:
Property operating, excluding real estate taxes	63,215	65,142	128,366	129,273
Real estate taxes	44,278	44,994	89,606	88,006
Corporate-level property management expenses	9,105	8,646	18,052	17,405
Depreciation and amortization	128,736	133,609	257,323	265,168
General and administrative	12,222	14,952	22,034	28,934
Expensed acquisition and investment related costs	41	15	56	102
	257,597	267,358	515,437	528,888
Gain on sale of real estate and land	—	16,597	100,096	16,597
Earnings from operations	93,381	119,736	290,762	250,573
Interest expense	(50,971)	(54,447)	(102,620)	(109,594)
Total return swap income	2,633	2,788	5,477	4,772
Interest and other income	22,371	11,405	36,758	6,184
Equity income from co-investments	18,248	17,257	35,259	38,554
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,842)	(1,636)	(2,350)	(1,636)
Loss on early retirement of debt, net	(16,465)	(5,027)	(18,982)	(4,706)
Gain on remeasurement of co-investment	2,260	—	2,260	234,694
Net income	69,615	90,076	246,564	418,841
Net income attributable to noncontrolling interest	(2,481)	(2,654)	(5,039)	(5,427)
Net income available to common unitholders	$67,134	$87,422	$241,525	$413,414
Comprehensive income	$70,259	$94,172	$251,700	$413,850
Comprehensive income attributable to noncontrolling interest	(2,481)	(2,654)	(5,039)	(5,427)
Comprehensive income attributable to controlling interest	$67,778	$91,518	$246,661	$408,423
Per unit data:
Basic:
Net income available to common unitholders	$1.00	$1.29	$3.59	$6.08
Weighted average number of common units outstanding during the period	67,295,437	67,708,157	67,289,464	68,026,084
Diluted:
Net income available to common unitholders	$1.00	$1.29	$3.59	$6.07
Weighted average number of common units outstanding during the period	67,374,506	67,723,685	67,341,798	68,153,312

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and six months ended June 30, 2021 and 2020
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended June 30, 2021	Units	Amount	Units	Amount
Balances at March 31, 2021	64,999	$6,035,566	2,294	$59,328	$(6,811)	$122,848	$6,210,931
Net income	—	64,846	—	2,288	—	2,481	69,615
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	472	—	472
Change in fair value of marketable debt securities, net	—	—	—	—	172	—	172
Issuance of common units under:
General partner's stock based compensation, net	5	574	—	—	—	—	574
Sale of common stock by general partner, net	—	(84)	—	—	—	—	(84)
Equity based compensation costs	—	2,571	—	214	—	—	2,785
Changes in the redemption value of redeemable noncontrolling interest	—	(2,574)	—	(85)	—	147	(2,512)
Contributions from noncontrolling interest	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(2,508)	(2,508)
Redemptions	—	(1,792)	—	—	—	(271)	(2,063)
Distributions declared ($2.09 per unit)	—	(135,884)	—	(4,795)	—	—	(140,679)
Balances at June 30, 2021	65,004	$5,963,223	2,294	$56,950	$(6,167)	$122,697	$6,136,703

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six months ended June 30, 2021	Units	Amount	Units	Amount
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	233,290	—	8,235	—	5,039	246,564
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,879	—	4,879
Change in fair value of marketable debt securities, net	—	—	—	—	257	—	257
Issuance of common units under:
General partner's stock based compensation, net	44	(3,170)	—	—	—	—	(3,170)
Sale of common stock by general partner, net	—	(84)	—	—	—	—	(84)
Equity based compensation costs	—	7,599	—	268	—	—	7,867
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	(6,752)	—	(12)	—	169	(6,595)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(5,268)	(5,268)
Redemptions	1	(1,867)	(1)	(136)	—	(315)	(2,318)
Distributions declared ($4.18 per unit)	—	(271,760)	—	(9,589)	—	—	(281,349)
Balances at June 30, 2021	65,004	$5,963,223	2,294	$56,950	$(6,167)	$122,697	$6,136,703

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended June 30, 2020	Units	Amount	Units	Amount
Balances at March 31, 2020	65,412	$6,250,833	2,296	$63,550	$(19,519)	$123,085	$6,417,949
Net income	—	84,458	—	2,964	—	2,654	90,076
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,282	—	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	779	—	779
Change in fair value of marketable debt securities, net	—	—	—	—	35	—	35
Issuance of common units under:
General partner's stock based compensation, net	6	536	—	—	—	—	536
Sale of common stock by general partner, net	—	(63)	—	—	—	—	(63)
Equity based compensation costs	—	5,058	—	177	—	—	5,235
Retirement of common units, net	(88)	(20,093)	—	—	—	—	(20,093)
Changes in redemption value of redeemable noncontrolling interest	—	(199)	—	(398)	—	(1)	(598)
Distributions to noncontrolling interest	—	—	—	—	—	(3,366)	(3,366)
Redemptions	1	43	—	(89)	—	(289)	(335)
Distributions declared ($2.0775 per unit)	—	(135,789)	—	(4,767)	—	—	(140,556)
Balances at June 30, 2020	65,331	$6,184,784	2,296	$61,437	$(15,423)	$122,083	$6,352,881

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six months ended June 30, 2020	Units	Amount	Units	Amount
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	399,464	—	13,950	—	5,427	418,841
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,282	—	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(8,003)	—	(8,003)
Change in fair value of marketable debt securities, net	—	—	—	—	(270)	—	(270)
Issuance of common units under:
General partner's stock based compensation, net	95	9,201	—	—	—	—	9,201
Sale of common stock by general partner, net	—	(133)	—	—	—	—	(133)
Equity based compensation costs	—	6,677	2	256	—	—	6,933
Retirement of common units, net	(864)	(196,404)	—	—	—	—	(196,404)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in redemption value of redeemable noncontrolling interest	—	4,542	—	(416)	—	43	4,169
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(6,473)	(6,473)
Redemptions	8	(1,005)	(8)	(173)	—	(525)	(1,703)
Distributions declared ($4.155 per unit)	—	(271,683)	—	(9,539)	—	—	(281,222)
Balances at June 30, 2020	65,331	$6,184,784	2,296	$61,437	$(15,423)	$122,083	$6,352,881

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$246,564	$418,841
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	5,825	(2,803)
Depreciation and amortization	257,323	265,168
Amortization of discount on marketable securities	—	(4,862)
Amortization of discount and debt financing costs, net	6,311	3,973
Loss on sale of marketable securities	(2,499)	(33)
Income from early redemption of notes receivable	(4,747)	—
Provision for credit losses	(107)	97
Unrealized (gains) losses on equity securities recognized through income	(16,681)	1,073
Earnings from co-investments	(35,259)	(38,554)
Operating distributions from co-investments	57,364	29,613
Accrued interest from notes and other receivables	(8,530)	(835)
Gain on the sale of real estate and land	(100,096)	(16,597)
Equity-based compensation	3,776	4,043
Loss on early retirement of debt, net	18,982	4,706
Gain on remeasurement of co-investment	(2,260)	(234,694)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(5,348)	(6,421)
Accounts payable, accrued liabilities, and operating lease liabilities	3,209	2,565
Other liabilities	4,244	830
Net cash provided by operating activities	428,071	426,110
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(18,418)	(458,857)
Redevelopment	(19,981)	(32,211)
Development acquisitions of and additions to real estate under development	(34,640)	(54,994)
Capital expenditures on rental properties	(49,044)	(40,013)
Investments in notes receivable	(71,613)	(6,669)
Collections of notes and other receivables	36,244	98,711
Proceeds from insurance for property losses	117	568
Proceeds from dispositions of real estate	243,365	230,935
Contributions to co-investments	(160,719)	(43,817)
Changes in refundable deposits	(968)	96
Purchases of marketable securities	(23,509)	(10,989)
Sales and maturities of marketable securities	14,931	4,301
Non-operating distributions from co-investments	78,600	25,136
Net cash used in investing activities	(5,635)	(287,803)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	745,505	856,630
Payments on unsecured debt and mortgage notes	(951,727)	(286,074)
Proceeds from lines of credit	453,359	1,038,426
Repayments of lines of credit	(368,359)	(1,093,426)
Retirement of common units	(9,172)	(196,404)

	Six Months Ended June 30,
	2021	2020
Additions to deferred charges	(6,361)	(7,297)
Payments related to debt prepayment penalties	(18,342)	(1,696)
Net proceeds from issuance of common units	(84)	(133)
Net proceeds from stock options exercised	2,275	14,865
Payments related to tax withholding for share-based compensation	(5,445)	(5,664)
Contributions from noncontrolling interest	1,900	—
Distributions to noncontrolling interest	(4,238)	(4,152)
Redemption of noncontrolling interests	(2,318)	(1,703)
Common units distributions paid	(281,486)	(276,298)
Net cash (used in) provided by financing activities	(448,301)	37,074
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(25,865)	175,381
Unrestricted and restricted cash and cash equivalents at beginning of period	84,041	81,094
Unrestricted and restricted cash and cash equivalents at end of period	$58,176	$256,475

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $3.8 million and $9.0 million capitalized in 2021 and 2020, respectively)	$96,541	$98,358
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,316	$3,430
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$218,835	$131,960
Transfer from real estate under development to co-investments	$1,337	$1,473
Reclassifications to (from) redeemable noncontrolling interest to/from general and limited partner capital and noncontrolling interest	$6,593	$(4,169)

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both June 30, 2021 and December 31, 2020. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,293,760 and 2,294,760 as of June 30, 2021 and December 31, 2020, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $688.2 million and $544.8 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the Company owned or had ownership interests in 246 operating apartment communities, aggregating 60,920 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, one operating commercial building, and a development pipeline comprised of two consolidated projects and one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Accounting Pronouncements Adopted in the Current Year

In January 2021, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope." The amendments in ASU No. 2021-01 provide optional expedients to the current guidance on contract modifications and hedge accounting from the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance generally can be applied to applicable contract modifications through December 31, 2022. The Company adopted this new guidance in January 2021 on a prospective basis. This adoption did not have a material impact on the Company's consolidated results of operations or financial position.

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
June 30, 2021 and 2020
(Unaudited)

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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of both June 30, 2021 and December 31, 2020, $2.5 million of equity securities were presented within common stock and stock funds in the tables below, which represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

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

As of June 30, 2021 and December 31, 2020, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured debt, and common stock and stock funds.

As of June 30, 2021 and December 31, 2020, marketable securities consisted of the following ($ in thousands):

	June 30, 2021
	Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$61,673	$259	$61,932
Common stock and stock funds	80,123	32,408	112,531

Debt securities:
Available for sale
Investment-grade unsecured debt	1,050	269	1,319
Total - Marketable securities	$142,846	$32,936	$175,782

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
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

For the three months ended June 30, 2021 and 2020, the proceeds from sales and maturities of marketable securities totaled $0.1 million and $4.1 million, respectively, which resulted in $0.1 million in realized losses and $46 thousand in realized gains, respectively, for such periods. For the six months ended June 30, 2021 and 2020, the proceeds from sales and maturities of marketable securities totaled $14.9 million and $4.3 million, respectively, which resulted in $2.5 million and $33 thousand in realized gains, respectively, for such periods.

For the three and six months ended June 30, 2021, the portion of equity security unrealized gains that were recognized in income totaled $10.4 million and $16.7 million, respectively, and were included in interest and other income (loss) on the Company's condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2020, the portion of equity security unrealized gains or losses that were recognized in income totaled $7.6 million in gains and $1.1 million in losses, respectively, and were included in interest and other income (loss) on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of June 30, 2021. As of December 31, 2020, the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities) and five co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $904.6 million and $320.8 million, respectively, as of June 30, 2021 and $898.5 million and $326.8 million, respectively, as of December 31, 2020. Noncontrolling interests in these entities were $122.5 million and $120.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2021 and December 31, 2020, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2021 and December 31, 2020, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.7 billion and $5.5 billion at June 30, 2021 and December 31, 2020, respectively, was approximately $6.1 billion and $6.0 billion, respectively. Management has estimated that the fair value of the Company’s $408.9 million and $775.1 million of variable rate debt at June 30, 2021 and December 31, 2020, respectively, was approximately $406.6 million and $770.1 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2021 and December 31, 2020 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of June 30, 2021 and December 31, 2020.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $5.5 million and $8.9 million during the three months ended June 30, 2021 and 2020, respectively, and $11.9 million and $18.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2020	$(14,771)	$42	$(14,729)
Other comprehensive income before reclassification	4,706	248	4,954
Amounts reclassified from accumulated other comprehensive loss	7	—	7
Other comprehensive income	4,713	248	4,961
Balance at June 30, 2021	$(10,058)	$290	$(9,768)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2020	$(11,346)	$43	$(11,303)
Other comprehensive income before reclassification	4,872	257	5,129
Amounts reclassified from accumulated other comprehensive loss	7	—	7
Other comprehensive income	4,879	257	5,136
Balance at June 30, 2021	$(6,467)	$300	$(6,167)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $35.0 million and $32.2 million as of June 30, 2021 and December 31, 2020, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2021 is as follows ($ in thousands):

Balance at December 31, 2020	$32,239
Reclassification due to change in redemption value and other	6,595
Redemptions	(3,808)
Balance at June 30, 2021	$35,026

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents - unrestricted	$48,155	$73,629	$246,204	$70,087
Cash and cash equivalents - restricted	10,021	10,412	10,271	11,007
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$58,176	$84,041	$256,475	$81,094

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
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

(2)  Significant Transactions During the Six Months Ended June 30, 2021 and Subsequent Events

Significant Transactions

Acquisitions

In June 2021, the Company acquired its joint venture partner, BEX III, LLC's ("BEX III") 50.0% interest in The Village at Toluca Lake, a community totaling 145 homes located in Burbank, CA, for a total consideration of $31.8 million. Concurrent with the closing of the acquisition, $29.5 million in mortgage debt that encumbered the property was paid off. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $2.3 million upon consolidation.

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
June 30, 2021 and 2020
(Unaudited)
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

In June 2021, the Company received cash of $36.5 million, including an early redemption fee of $4.7 million, for the full redemption of a mezzanine loan on a property located in Northern California.

Common Stock

During the three months ended March 31, 2021, the Company repurchased and retired 40,000 shares totaling $9.2 million, including commissions. The Company did not repurchase any shares during the three months ended June 30, 2021. As a result, as of June 30, 2021, the Company had $214.5 million of purchase authority remaining under its $250.0 million stock repurchase plan.

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

In June 2021, the Operating Partnership issued $300.0 million of senior unsecured notes due on June 15, 2031 with a coupon rate of 2.550% per annum (the "2031 Notes"), which are payable on June 15 and December 15 of each year, beginning on December 15, 2021. The 2031 Notes were offered to investors at a price of 99.367% of par value. The 2031 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including to fund the redemption of $300.0 million aggregate principal amount (plus the make-whole amount and accrued and unpaid interest) of its outstanding 3.375% senior unsecured notes due January 2023, and for other general corporate and working capital purposes.

Subsequent Events

None.

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental income	$343,322	$363,087	$690,627	$746,585
Other property	5,435	5,062	11,006	11,314
Management and other fees from affiliates	2,221	2,348	4,470	4,965
Total revenues	$350,978	$370,497	$706,103	$762,864

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Southern California	$143,230	$140,510	$286,242	$292,405
Northern California	143,386	152,118	290,076	310,574
Seattle Metro	59,267	60,649	117,900	123,693
Other real estate assets (1)	2,874	14,872	7,415	31,227
Total rental and other property revenues	$348,757	$368,149	$701,633	$757,899

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Same-property (1)	$314,949	$324,654	$632,755	$670,306
Acquisitions (2)	13,948	13,696	27,621	26,254
Development (3)	7,500	4,420	14,430	8,495
Redevelopment	4,149	5,096	8,739	10,497
Non-residential/other, net (4)	11,156	17,308	24,402	39,372
Straight line rent concession (5)	(2,945)	2,975	(6,314)	2,975
Total rental and other property revenues	$348,757	$368,149	$701,633	$757,899

(1) Properties that have comparable stabilized results as of January 1, 2020 and are consolidated by the Company for the three and six months ended June 30, 2021 and 2020. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2) Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2020.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $2.8 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2021 that was included in the December 31, 2020 deferred revenue balance was $0.3 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of June 30, 2021, the Company had $2.8 million of remaining performance obligations. The Company expects to recognize approximately 13% of these remaining performance obligations in 2021, an additional 51% through 2023, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, BEX II, BEX IV, 500 Folsom, Wesco I, Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), and Wesco V, LLC ("Wesco V"), own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of June 30, 2021 and December 31, 2020 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	June 30, 2021	December 31, 2020
Ownership interest in:
Wesco I, Wesco III, Wesco IV, and Wesco V	51%	172,709	178,322
BEXAEW, BEX II, BEX III (2), BEX IV, and 500 Folsom (3)	50%	276,409	152,309
Other	47%	48,193	27,635
Total operating and other co-investments, net		497,311	358,266
Total development co-investments	50%	9,532	157,433
Total preferred interest co-investments (includes related party investments of $85.3 million and $81.4 million as of June 30, 2021 and December 31, 2020, respectively)		530,427	502,311
Total co-investments, net		$1,037,270	$1,018,010

(1) Weighted average Company ownership percentages are as of June 30, 2021.
(2) In June 2021, the Company purchased the additional 50% interest in BEX III.
(3) 500 Folsom had not stabilized as of December 31, 2020. Its carrying value was included in the development co-investments balance as of December 31, 2020.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	June 30, 2021	December 31, 2020
Combined balance sheets: (1)
Rental properties and real estate under development	$4,082,553	$4,242,611
Other assets	225,482	200,777
Total assets	$4,308,035	$4,443,388
Debt	$2,529,501	$2,611,365
Other liabilities	195,048	189,515
Equity	1,583,486	1,642,508
Total liabilities and equity	$4,308,035	$4,443,388
Company's share of equity	$1,037,270	$1,018,010

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Combined statements of income: (1)
Property revenues	$68,405	$72,175	$140,164	$149,544
Property operating expenses	(27,013)	(25,859)	(54,344)	(51,574)
Net operating income	41,392	46,316	85,820	97,970
Interest expense	(15,965)	(19,478)	(32,665)	(40,331)
General and administrative	(4,029)	(3,392)	(8,310)	(7,475)
Depreciation and amortization	(31,813)	(28,778)	(64,522)	(57,215)
Net loss	$(10,415)	$(5,332)	$(19,677)	$(7,051)
Company's share of net income (2)	$18,248	$17,257	$35,259	$38,554
(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.3 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Note receivable, secured, bearing interest at 9.90%, due November 2021 (Originated November 2018)	14,950	14,216
Notes receivable, secured, bearing interest at 10.50%, due February 2023 (Originated March 2020)	16,143	15,299
Note receivable, secured, bearing interest at 11.00%, due October 2023 (Originated April 2020) (1)	—	25,461
Notes receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020)	83,562	79,827
Notes receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	27,996	15,423
Related party note receivable, secured, bearing interest at 2.55%, due July 2021 (Originated March 2021) (2)	52,838	—
Notes and other receivables from affiliates (3)	5,086	4,744
Straight line rent receivables (4)	19,414	25,214
Other receivables	19,606	15,671
Allowance for credit losses	(740)	(751)
Total notes and other receivables	$238,855	$195,104

(1) In June 2021, the Company received cash of $36.5 million, including an early redemption fee of $4.7 million, from the payoff of this note receivable.
(2) See Note 6, Related Party Transactions, for additional details.
(3) These amounts consist of short-term loans outstanding and due from various joint ventures as of June 30, 2021 and
December 31, 2020. See Note 6, Related Party Transactions, for additional details.
(4) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2020	$751	$—	$751
Provision for credit losses	(37)	26	(11)
Balance at June 30, 2021	$714	$26	$740

No loans were placed on nonaccrual status or charged off during the six months ended June 30, 2021 or 2020.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.6 million during both the three months ended June 30, 2021 and 2020, and $4.8 million and $5.7 million during the six months ended June 30, 2021 and 2020, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.3 million against general and administrative expenses for both the three months ended June 30, 2021 and 2020, and $0.3 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three and six months ended June 30, 2021, the Company did not pay any brokerage commissions related to real estate transactions to MMC and its affiliates. For the three and six months ended June 30, 2020, the Company paid brokerage commissions totaling zero and $0.2 million, respectively, to MMC and its affiliates related to real estate transactions.

In March 2021, the Company provided a $52.5 million related party bridge loan to Wesco I in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 2.55% and is scheduled to mature in July 2021. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $52.8 million as of June 30, 2021. The bridge loan was paid off in July 2021.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
investment accrues interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of June 30, 2021, the Company had funded $23.4 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of June 30, 2021 and December 31, 2020, $57.9 million and $4.7 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	June 30, 2021	December 31, 2020	Weighted Average Maturity In Years as of June 30, 2021
Unsecured bonds private placement - fixed rate	$—	$199,950	0.0
Term loan - variable rate	99,941	549,380	0.6
Bonds public offering - fixed rate	5,303,933	4,858,655	9.2
Unsecured debt, net (1)	5,403,874	5,607,985
Lines of credit (2)	85,000	—
Mortgage notes payable, net (3)	641,274	643,550	9.0
Total debt, net	$6,130,148	$6,251,535
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.4%
Weighted average interest rate on variable rate term loan	1.1%	1.7%
Weighted average interest rate on lines of credit	1.0%	1.0%
Weighted average interest rate on mortgage notes payable	2.6%	2.7%

(1) Includes unamortized discount of $10.9 million and $10.1 million and unamortized debt issuance costs of $35.2 million and $31.9 million, as of June 30, 2021 and December 31, 2020, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of June 30, 2021, excludes unamortized debt issuance costs of $3.0 million and $3.7 million as of June 30, 2021 and December 31, 2020, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2021, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of December 2023 with one 18-month extension, exercisable at the Company’s option. As of June 30, 2021, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.825%, which is based on a tiered rate structure tied to the Company’s credit ratings, and a scheduled maturity date of February 2023.
(3) Includes total unamortized premium of $3.2 million and $3.9 million, reduced by unamortized debt issuance costs of $1.6 million and $1.8 million, as of June 30, 2021 and December 31, 2020, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of June 30, 2021 are as follows ($ in thousands):

Remaining in 2021	$1,774
2022	143,188
2023	302,945
2024	403,109
2025	633,054
Thereafter	4,605,629
Total	$6,089,699

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Southern California	$143,230	$140,510	$286,242	$292,405
Northern California	143,386	152,118	290,076	310,574
Seattle Metro	59,267	60,649	117,900	123,693
Other real estate assets	2,874	14,872	7,415	31,227
Total property revenues	$348,757	$368,149	$701,633	$757,899
Net operating income:
Southern California	$99,263	$96,829	$198,514	$205,118
Northern California	98,916	109,592	200,541	226,779
Seattle Metro	40,386	40,780	79,165	85,206
Other real estate assets	2,699	10,812	5,441	23,517
Total net operating income	241,264	258,013	483,661	540,620
Management and other fees from affiliates	2,221	2,348	4,470	4,965
Corporate-level property management expenses	(9,105)	(8,646)	(18,052)	(17,405)
Depreciation and amortization	(128,736)	(133,609)	(257,323)	(265,168)
General and administrative	(12,222)	(14,952)	(22,034)	(28,934)
Expensed acquisition and investment related costs	(41)	(15)	(56)	(102)
Gain on sale of real estate and land	—	16,597	100,096	16,597
Interest expense	(50,971)	(54,447)	(102,620)	(109,594)
Total return swap income	2,633	2,788	5,477	4,772
Interest and other income	22,371	11,405	36,758	6,184
Equity income from co-investments	18,248	17,257	35,259	38,554
Deferred tax expense on unrealized gain on unconsolidated co-investment	(1,842)	(1,636)	(2,350)	(1,636)
Loss on early retirement of debt, net	(16,465)	(5,027)	(18,982)	(4,706)
Gain on remeasurement of co-investment	2,260	—	2,260	234,694
Net income	$69,615	$90,076	$246,564	$418,841

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Assets:
Southern California	$3,985,599	$3,993,275
Northern California	5,527,443	5,408,019
Seattle Metro	1,377,702	1,403,678
Other real estate assets	14,007	122,814
Net reportable operating segment - real estate assets	10,904,751	10,927,786
Real estate under development	208,330	386,047
Co-investments	1,037,270	1,018,010
Real estate held for sale	—	57,938
Cash and cash equivalents, including restricted cash	58,176	84,041
Marketable securities	175,782	147,768
Notes and other receivables	238,855	195,104
Operating lease right-of-use assets	70,551	72,143
Prepaid expenses and other assets	53,484	47,340
Total assets	$12,747,199	$12,936,177

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$64,846	65,001,677	$1.00	$84,458	65,412,407	$1.29
Effect of Dilutive Securities:
Stock options	—	79,069		—	15,528
Diluted:
Net income available to common stockholders	$64,846	65,080,746	$1.00	$84,458	65,427,935	$1.29

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$233,290	64,995,682	$3.59	$399,464	65,728,119	$6.08
Effect of Dilutive Securities:
Stock options	—	52,334		—	32,981
DownREIT units	—	—		392	94,247
Diluted:
Net income available to common stockholders	$233,290	65,048,016	$3.59	$399,856	65,855,347	$6.07

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,293,760 and 2,295,750, which include vested 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended June 30, 2021 and 2020, respectively, and 2,293,782 and 2,297,966 for the six months ended June 30, 2021 and 2020, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $2.3 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $8.2 million and $14.0 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of 136,172 and 431,253 for the three months ended June 30, 2021 and 2020, respectively, and zero and 290,570 for the six months ended June 30, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$67,134	67,295,437	$1.00	$87,422	67,708,157	$1.29
Effect of Dilutive Securities:
Stock options	—	79,069		—	15,528
Diluted:
Net income available to common unitholders	$67,134	67,374,506	$1.00	$87,422	67,723,685	$1.29

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$241,525	67,289,464	$3.59	$413,414	68,026,084	$6.08
Effect of Dilutive Securities:
Stock options	—	52,334		—	32,981
DownREIT units	—	—		392	94,247
Diluted:
Net income available to common unitholders	$241,525	67,341,798	$3.59	$413,806	68,153,312	$6.07

Stock options of 136,172 and 431,253 for the three months ended June 30, 2021 and 2020, respectively, zero and 290,570 for the six months ended June 30, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2021 and December 31, 2020, the aggregate carrying value of the interest rate swap contracts were a liability of zero and $2.4 million, respectively. As of June 30, 2021 and December 31, 2020, the swap contracts were presented in the condensed consolidated balance sheets as an asset of zero for both periods and a liability of zero and $2.4 million, respectively, and were included in other liabilities on the condensed consolidated balance sheets.

The Company has four total return swap contracts, with an aggregate notional amount of $224.7 million, that effectively convert $224.7 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $224.7 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both June 30, 2021 and December 31, 2020. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $2.7 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and $5.5 million and $4.8 million for the six months ended June 30, 2021 and 2020, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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
June 30, 2021 and 2020
(Unaudited)
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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2021, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of June 30, 2021, the Company owned or had ownership interests in 246 operating apartment communities, comprising 60,920 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, one operating commercial building, and a development pipeline comprised of two consolidated projects and one unconsolidated joint venture project.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2021, the Company’s development pipeline was comprised of two consolidated projects under development, one unconsolidated joint venture project under development, and various predevelopment projects aggregating 571 apartment homes, with total incurred costs of $0.2 billion, and estimated remaining project costs of approximately $96.0 million, $58.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $0.3 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2021		As of June 30, 2020
	Apartment Homes	%	Apartment Homes	%
Southern California	22,466	43%	22,675	43%
Northern California	19,123	37%	19,319	37%
Seattle Metro	10,218	20%	10,343	20%
Total	51,807	100%	52,337	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, BEXAEW, BEX II, BEX IV, and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The community previously held in the BEX III co-investment, which was consolidated in the second quarter of 2021, is excluded from the June 30, 2020 table but included in the June 30, 2021 table.

Current Material Development – the COVID-19 Pandemic

The United States and other countries around the world are continuing to experience an unprecedented health pandemic related to COVID-19 and related variants which has created considerable instability, disruption, and uncertainty. Governmental authorities in impacted regions are taking dramatic and unpredictable actions in an effort to slow COVID-19’s spread. Federal, state and local jurisdictions have issued and revised varying forms of restrictions on public gatherings and requiring businesses to make changes to their operations in a manner that may negatively affect profitability, result in job losses and related financial impacts that may affect future operations to an unknown extent. Moreover, eviction moratoriums and, laws that limit rent increases during times of emergency and prohibit the ability to collect unpaid rent during certain timeframes, have been enacted in various formats at various levels of government, including regions in which Essex's communities are located, impacting Essex properties. The Company is working to comply with the stated intent of local, county, state and federal laws. In that regard, the Company has implemented a wide range of practices to protect and support its employees and residents. Such measures include:
•instituting a hybrid work model for corporate associates to work at the Company's corporate offices and remotely;
•transitioning most public interactions with leasing staff to on-line and telephonic communications;
•increasing cleaning practices for common areas and community amenities and opening common areas and community amenities with limited hours, limited capacity or by reservation only, depending in part on jurisdictional requirements; and
•delaying the response to maintenance orders in certain circumstances in order to promote the protection of our employees and residents.

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

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and on the Company's results in particular, has been, and may continue to be significant. The long-term impact will largely depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, whether employees and employers will continue to promote remote work if and when the pandemic concludes. This includes new information which may emerge concerning the severity of COVID-19 and related variants, the success of actions taken to contain or treat COVID-19 including but not limited to vaccination rates, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended June 30, 2021 and 2020) remained higher than the pre-pandemic period but improved from 4.3% for the three months ended June 30, 2020 to 2.6% for the three months ended June 30, 2021. The Company has executed some payment plans and will continue to work with residents to collect such cash delinquencies. As of June 30, 2021, the increase in delinquencies has not had a material adverse impact on the Company's liquidity position. The Company's average financial occupancy for the Company’s Same-Property portfolio increased from 94.9% for the three months ended June 30, 2020 to 96.6% for the three months ended June 30, 2021.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the three months ended June 30, 2021 discussed in the "Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.6% and 94.9% for the three months ended June 30, 2021 and 2020, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,
	2021	2020
Southern California	97.0%	94.6%
Northern California	96.2%	95.0%
Seattle Metro	96.7%	95.3%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2021	2020	Change	Change
Same-Property Revenues:
Southern California	20,800	$135,476	$132,759	$2,717	2.0%
Northern California	16,072	120,206	131,246	(11,040)	(8.4)%
Seattle Metro	10,218	59,267	60,649	(1,382)	(2.3)%
Total Same-Property Revenues	47,090	314,949	324,654	(9,705)	(3.0)%
Non-Same Property Revenues		33,808	43,495	(9,687)	(22.3)%
Total Property Revenues		$348,757	$368,149	$(19,392)	(5.3)%

Same-Property Revenues decreased by $9.7 million or 3.0% to $314.9 million in the second quarter of 2021 from $324.7 million in the second quarter of 2020. The decrease was primarily attributable to an additional $8.5 million of cash concessions compared to the prior year period and a decrease of 3.6% in average rental rates from $2,372 per apartment home in the second quarter of 2020 to $2,287 per apartment home in the second quarter of 2021.

Non-Same Property Revenues decreased by $9.7 million or 22.3% to $33.8 million in the second quarter of 2021 from $43.5 million in the second quarter of 2020. The decrease was primarily due to sales in 2020 and the sales of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021.

Management and other fees from affiliates decreased by $0.1 million or 4.3% to $2.2 million in the second quarter of 2021 from $2.3 million in the second quarter of 2020. The decrease was primarily due to a decrease in revenues used to calculate management fees.
Property operating expenses, excluding real estate taxes decreased by $1.9 million or 2.9% to $63.2 million for the second quarter of 2021 compared to $65.1 million for the second quarter of 2020, primarily due to a decrease of $2.8 million in maintenance and repairs expenses partially driven by sales in 2020 and the sales of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021, offset by an increase of $0.9 million in utilities expenses. Same-Property operating expenses, excluding real estate taxes, decreased by $0.3 million or 0.5% to $58.2 million in the second quarter of 2021 compared to $58.5 million in the second quarter of 2020, primarily due to decreases of $2.1 million in maintenance and repairs expenses and $0.2 million in administrative expenses, offset by increases of $1.2 million in utilities expenses and $0.8 million in insurance and other expenses.

Real estate taxes decreased $0.7 million or 1.6% to $44.3 million for the second quarter of 2021 compared to $45.0 million for the second quarter of 2020, primarily due to the sale of Hidden Valley, Axis 2300, and Park 20 in 2021, and the portfolio sale of One South Market and Museum Park, Delano, and 416 on Broadway in 2020. Same-Property real estate taxes increased by $0.1 million or 0.4% to $38.1 million in the second quarter of 2021 compared to $38.0 million in the second quarter of 2020, primarily due to an increase in assessed valuations and tax rates.

Corporate-level property management expenses increased by $0.5 million or 5.8% to $9.1 million for the second quarter of 2021 compared to $8.6 million for the second quarter of 2020.

Depreciation and amortization expense decreased by $4.9 million or 3.7% to $128.7 million for the second quarter of 2021 compared to $133.6 million for the second quarter of 2020, primarily due to a decrease in amortization expense resulting from certain lease intangibles becoming fully amortized during 2020 and the sale of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021.

Interest expense decreased by $3.4 million or 6.3% to $51.0 million for the second quarter of 2021 compared to $54.4 million for the second quarter of 2020, primarily due to a decrease in average outstanding debt primarily as a result of debt that was paid off or matured, regular principal amortization during and after the second quarter of 2020, and lower average interest rates, which resulted in a decrease in interest expense of $12.3 million for the second quarter of 2020. These decreases to interest expense were partially offset by the issuance of $300 million of senior unsecured notes due June 15, 2031 in May 2021, $450.0 million of senior unsecured notes due March 1, 2028 in February 2021, $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, and $600 million of senior unsecured notes due January 15, 2031 and September 1, 2050 in August 2020, which resulted in an increase of $6.3 million interest expense for the second quarter of 2021. Additionally, there was a $2.6 million decrease in capitalized interest in the second quarter of 2021, due to a decrease in development activity as compared to the same period in 2020.

Total return swap income of $2.6 million in the second quarter of 2021 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $224.7 million.

Interest and other income increased by $11.0 million or 96.5% to $22.4 million for the second quarter of 2021 compared to $11.4 million for the second quarter of 2020, primarily due to increases of $4.7 million in income from early redemption of notes receivable, $3.4 million in marketable securities and other income, $2.8 million in unrealized gains on marketable securities, and $0.3 million in provision for credit losses.

Equity income from co-investments increased by $0.9 million or 5.2% to $18.2 million for the second quarter of 2021 compared to $17.3 million for the second quarter of 2020, primarily due to increases of $2.1 million in equity income from non-core co-investments and $0.7 million in income from preferred equity investments, offset by a decrease of $1.8 million in equity loss from co-investments.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $1.8 million for the second quarter of 2021 resulted from a net unrealized gain on $6.9 million from unconsolidated co-investments.

Loss on early retirement of debt, net of $16.5 million for the second quarter of 2021 was primarily due to the early repayment of $300.0 million of senior unsecured notes.

Gain on remeasurement of co-investment of $2.3 million for the second quarter of 2021 resulted from the Company's purchase of BEX III's 50.0% interest in The Village at Toluca Lake community.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The Company's average financial occupancy for its stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the six months ended June 30, 2021 and 2020) was 96.7% and 95.8% for the six months ended June 30, 2021 and 2020, respectively.

The regional breakdown of the Company's Same-Property portfolio for financial occupancy for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
	2021	2020
Southern California	96.9%	95.6%
Northern California	96.4%	96.0%
Seattle Metro	96.6%	96.1%

	Number of Apartment	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2021	2020	Change	Change
Same-Property Revenues:
Southern California	20,800	$270,937	$276,533	$(5,596)	(2.0)%
Northern California	16,072	243,918	270,080	(26,162)	(9.7)%
Seattle Metro	10,218	117,900	123,693	(5,793)	(4.7)%
Total Same-Property Revenues	47,090	632,755	670,306	(37,551)	(5.6)%
Non-Same Property Revenues		68,878	87,593	(18,715)	(21.4)%
Total Property Revenues		$701,633	$757,899	$(56,266)	(7.4)%

Same-Property Revenues decreased by $37.6 million or 5.6% to $632.8 million in the six months ended June 30, 2021 from $670.3 million in the six months ended June 30, 2020. The decrease was primarily attributable to an additional $18.9 million of cash concessions compared to the prior year period and a decrease of 3.5% in average rental rates from $2,370 per apartment home in the six months ended June 30, 2020 to $2,288 per apartment home in the six months ended June 30, 2021.

Non-Same Property Revenues decreased by $18.7 million or 21.4% to $68.9 million in the six months ended June 30, 2021 from $87.6 million in the six months ended June 30, 2020. The decrease was primarily due to sales in 2020 and the sales of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021.

Management and other fees from affiliates decreased by $0.5 million or 10.0% to $4.5 million in the six months ended June 30, 2021 from $5.0 million in the six months ended June 30, 2020. The decrease was primarily due to a decrease in asset management fees resulting from the consolidation of six communities as part of the Company's purchase of Canada Pension Plan Investment Board's ("CPPIB") 45.0% co-investment interests in the first quarter of 2020, and a decrease in revenues used to calculate management fees.
Property operating expenses, excluding real estate taxes decreased by $0.9 million or 0.7% to $128.4 million for the six months ended June 30, 2021 compared to $129.3 million for the six months ended June 30, 2020, primarily due to decreases of $2.6 million in maintenance and repairs expenses and $0.6 million in administrative expenses partially driven by sales in 2020 and the sales of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021, offset by an increase of $2.2 million in utilities expenses. Same-Property operating expenses, excluding real estate taxes, increased by $0.7 million or 0.6% to $117.0 million in the six months ended June 30, 2021 compared to $116.3 million in the six months ended June 30, 2020, primarily due to increases of $2.4 million in utilities expenses and $1.4 million in insurance and other expenses, offset by decreases of $1.8 million in maintenance and repairs expenses and $1.2 million in administrative expenses.

Real estate taxes increased by $1.6 million or 1.8% to $89.6 million for the six months ended June 30, 2021 compared to $88.0 million for the six months ended June 30, 2020, primarily due to an increase in assessed valuations and tax rates. Same-Property real estate taxes increased by $2.1 million or 2.7% to $77.1 million in the six months ended June 30, 2021 compared to $75.0 million in the six months ended June 30, 2020, primarily due to an increase in assessed valuations and tax rates.

Corporate-level property management expenses increased by $0.7 million or 4.0% to $18.1 million for the six months ended June 30, 2021 compared to $17.4 million for the six months ended June 30, 2020.

Depreciation and amortization expense decreased by $7.9 million or 3.0% to $257.3 million for the six months ended June 30, 2021 compared to $265.2 million for the six months ended June 30, 2020, primarily due to a decrease in amortization expense resulting from certain lease intangibles becoming fully amortized during 2020 and the sale of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021.

Gain on sale of real estate and land of $100.1 million in the six months ended June 30, 2021 was attributable to the sale of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021.

Interest expense decreased by $7.0 million or 6.4% to $102.6 million for the six months ended June 30, 2021 compared to $109.6 million for the six months ended June 30, 2020, primarily due to a decrease in average outstanding debt primarily as a result of debt that was paid off or matured, regular principal amortization during and after the second quarter of 2020, and lower average interest rates, which resulted in a decrease in interest expense of $25.1 million for the second quarter of 2020. These decreases to interest expense were partially offset by the issuance of $300 million of senior unsecured notes due June 15, 2031 in May 2021, $450.0 million of senior unsecured notes due March 1, 2028 in February 2021, $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, and $600 million of senior unsecured notes due January 15, 2031 and September 1, 2050 in August 2020, which resulted in an increase of $12.8 million interest expense for the six months ended June 30, 2021. Additionally, there was a $5.3 million decrease in capitalized interest in the six months ended June 30, 2021, due to a decrease in development activity as compared to the same period in 2020.

Total return swap income of $5.5 million in the six months ended June 30, 2021 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $224.7 million.

Interest and other income increased by $30.6 million or 493.5% to $36.8 million in income for the six months ended June 30, 2021 compared to $6.2 million for the six months ended June 30, 2020, primarily due to increases of $17.8 million in unrealized gains on marketable securities, $5.3 million in marketable securities and other income, $4.7 million in income from early redemption of notes receivable, and $2.5 million gain on sale of marketable securities.

Equity income from co-investments decreased by $3.3 million or 8.5% to $35.3 million for the six months ended June 30, 2021 compared to $38.6 million for the six months ended June 30, 2020, primarily due to decreases of $6.5 million in co-investment promote income and $6.1 million in equity income from co-investments. The decreases were partially offset by increases of $5.5 million in income from preferred equity investments including income from early redemptions and $3.8 million in equity income from non-core co-investments.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $2.4 million for the six months ended June 30, 2021 resulted from a net unrealized gain on $8.2 million from unconsolidated co-investments.

Loss on early retirement of debt, net of $19.0 million for the six months ended June 30, 2021 was primarily due to the early termination of the Company's five interest rate swap contracts in conjunction with the partial repayment of the Company's unsecured term debt and the early repayment of $300.0 million of senior unsecured notes.

Gain on remeasurement of co-investment of $2.3 million resulted from the Company's purchase of BEX III's 50.0% interest in The Village at Toluca Lake community in the second quarter of 2021. The gain on remeasurement of $234.7 million for the six months ended June 30, 2020 resulted from the Company's purchase of CPPIB's 45.0% co-investment interests during the first quarter of 2020.

Liquidity and Capital Resources

The United States and other countries around the world are continuing to experience an unprecedented health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in affected regions have taken extraordinary steps in an effort to slow down the spread of the virus and mitigate its impact on affected populations.

As of June 30, 2021, the Company had $48.2 million of unrestricted cash and cash equivalents and $175.8 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2021, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2021, the Company had two unsecured lines of credit aggregating $1.24 billion. As of June 30, 2021, there was $85.0 million outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of June 30, 2021. This facility is scheduled to mature in December 2023, with one 18-month extension, exercisable at the Company's option. As of June 30, 2021, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.825% as of June 30, 2021. This facility is scheduled to mature in February 2023.

In June 2021, the Operating Partnership issued $300.0 million of senior unsecured notes due on June 15, 2031 with a coupon rate of 2.550% per annum (the "2031 Notes"), which are payable on June 15 and December 15 of each year, beginning on December 15, 2021. The 2031 Notes were offered to investors at a price of 99.367% of par value. The 2031 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including to fund the redemption of $300.0 million aggregate principal amount (plus the make-whole amount and accrued and unpaid interest) of its outstanding 3.375% senior unsecured notes due January 2023, and for other general corporate and working capital purposes.

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

In September 2018, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2018 ATM Program"). In connection with the 2018 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2018 ATM Program under forward sales agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date. During the six months ended June 30, 2021, the Company did not issue any shares of common stock through the 2018 ATM Program. As of June 30, 2021, there are no outstanding forward purchase agreements, and $826.6 million of shares remain available to be sold under this program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the six months ended June 30, 2021, the Company repurchased and retired 40,000 shares of its common stock totaling $9.2 million, including commissions, at an average price of $229.30 per share. As of June 30, 2021, the Company had $214.5 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2021, the Company’s development pipeline was comprised of two consolidated projects under development, one unconsolidated joint venture project under development and various consolidated predevelopment projects, aggregating 571 apartment homes, with total incurred costs of $0.2 billion, and estimated remaining project costs of approximately $96.0 million, $58.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $0.3 billion.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of June 30, 2021, the Company had an interest in 264 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.1 billion. Total estimated remaining costs are approximately $77.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $39.3 million. In addition, the Company had an interest in 9,313 apartment homes of operating communities with joint ventures for a total book value of $497.3 million as of June 30, 2021.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to common stockholders	$64,846	$84,458	$233,290	$399,464
Adjustments:
Depreciation and amortization	128,736	133,609	257,323	265,168
Gains not included in FFO attributable to common stockholders and unitholders	(2,260)	(16,597)	(102,356)	(251,291)
Depreciation and amortization from unconsolidated co-investments	14,819	12,764	29,548	25,308
Noncontrolling interest related to Operating Partnership units	2,288	2,964	8,235	13,950
Depreciation attributable to third party ownership and other	(138)	(139)	(267)	(273)
Funds from operations attributable to common stockholders and unitholders	$208,291	$217,059	$425,773	$452,326
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.09	$3.21	$6.33	$6.65
Non-core items:
Expensed acquisition and investment related costs	41	15	56	102
Deferred tax expense on unrealized gain on unconsolidated co-investment (1)	1,842	1,636	2,350	1,636
Loss (gain) on sale of marketable securities	112	(46)	(2,499)	(33)
Unrealized (gains) losses on marketable securities	(10,405)	(7,623)	(16,681)	1,073
Provision for credit losses	(145)	147	(107)	97
Equity income from non-core co-investments (2)	(6,771)	(4,696)	(8,398)	(4,586)
Loss on early retirement of debt, net	16,465	5,027	18,982	4,706
(Gain) loss on early retirement of debt from unconsolidated co-investment	—	(38)	3	(38)
Co-investment promote income	—	—	—	(6,455)
Income from early redemption of preferred equity investments and notes receivable	(4,747)	—	(8,260)	(210)
General and administrative and other, net	256	2,312	513	3,132
Insurance reimbursements, legal settlements, and other, net	(4)	(106)	(186)	(63)
Core Funds from Operations attributable to common stockholders and unitholders	$204,935	$213,687	$411,546	$451,687
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.04	$3.16	$6.12	$6.64
Weighted average number shares outstanding, diluted (3)	67,331,877	67,682,034	67,299,655	68,017,414

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings from operations	$93,381	$119,736	$290,762	$250,573
Adjustments:
Corporate-level property management expenses	9,105	8,646	18,052	17,405
Depreciation and amortization	128,736	133,609	257,323	265,168
Management and other fees from affiliates	(2,221)	(2,348)	(4,470)	(4,965)
General and administrative	12,222	14,952	22,034	28,934
Expensed acquisition and investment related costs	41	15	56	102
Gain on sale of real estate and land	—	(16,597)	(100,096)	(16,597)
NOI	241,264	258,013	483,661	540,620
Less: Non-Same Property NOI	(22,621)	(29,815)	(45,037)	(61,649)
Same-Property NOI	$218,643	$228,198	$438,624	$478,971

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. The Company previously had five interest rate swaps that were designated as cash flow hedges of interest rate risk and were terminated as of March 31, 2021 in conjunction with the partial repayment of the Company's unsecured term debt. As of June 30, 2021, the Company also had $224.7 million of secured variable rate indebtedness.

Additionally, the Company has entered into four total return swap contracts, with an aggregate notional amount of $224.7 million that effectively convert $224.7 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at June 30, 2021. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$1,409	42,408	302,093	402,177	632,035	4,384,849	$5,764,971	$6,087,382
Average interest rate	3.4%	3.7%	3.4%	4.0%	3.5%	3.1%	3.2%
Variable rate debt (1)	$365	100,780	85,852	932	1,019	220,780	$409,728	$406,555
Average interest rate	1.0%	1.1%	1.0%	1.0%	1.0%	0.9%	1.0%

(1) $224.7 million is subject to total return swaps.

The table incorporates only those exposures that exist as of June 30, 2021. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2021, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2021, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2021, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2021, Essex issued an aggregate of 5,086 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP Units and DownREIT units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $0.6 million from the option exercises during the three months ended June 30, 2021 to the Operating Partnership in exchange for an aggregate of 3,105 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units and DownREIT units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2021, 1,981 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In December 2020, the Board of Directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result of the replenishment, as of June 30, 2021, the Company had $214.5 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended June 30,
2021.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
4.1
Indenture, dated June 1, 2021, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 2.550% Senior Notes due 2031 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 1, 2021, and incorporated herein by reference.

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

Date: July 30, 2021

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 30, 2021

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: July 30, 2021

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 30, 2021

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer