Form 10-Q
period 2021-09-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2021-10-27
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,087,831 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 25, 2021.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2021 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	September 30, 2021	December 31, 2020
Real estate:
Rental properties:
Land and land improvements	$2,997,904	$2,929,009
Buildings and improvements	12,414,770	12,132,736
	15,412,674	15,061,745
Less: accumulated depreciation	(4,509,243)	(4,133,959)
	10,903,431	10,927,786
Real estate under development	212,426	386,047
Co-investments	1,081,861	1,018,010
Real estate held for sale	—	57,938
	12,197,718	12,389,781
Cash and cash equivalents-unrestricted	49,910	73,629
Cash and cash equivalents-restricted	11,042	10,412
Marketable securities, net of allowance for credit losses of zero as of both September 30, 2021 and December 31, 2020	183,140	147,768
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively (includes related party receivables of $33.9 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively)	213,985	195,104
Operating lease right-of-use assets	69,756	72,143
Prepaid expenses and other assets	63,090	47,340
Total assets	$12,788,641	$12,936,177
LIABILITIES AND EQUITY
Unsecured debt, net	$5,405,520	$5,607,985
Mortgage notes payable, net	640,118	643,550
Lines of credit	42,662	—
Accounts payable and accrued liabilities	220,428	152,855
Construction payable	32,777	31,417
Dividends payable	143,036	141,917
Distributions in excess of investments in co-investments	29,037	—
Operating lease liabilities	71,520	74,037
Liabilities associated with real estate held for sale	—	29,845
Other liabilities	38,946	39,140
Total liabilities	6,624,044	6,720,746
Commitments and contingencies
Redeemable noncontrolling interest	32,698	32,239
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,081,032 and 64,999,015 shares issued and outstanding, respectively	7	6
Additional paid-in capital	6,875,508	6,876,326
Distributions in excess of accumulated earnings	(917,315)	(861,193)
Accumulated other comprehensive loss, net	(8,968)	(14,729)
Total stockholders' equity	5,949,232	6,000,410
Noncontrolling interest	182,667	182,782
Total equity	6,131,899	6,183,192
Total liabilities and equity	$12,788,641	$12,936,177

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and other property	$360,620	$368,464	$1,062,253	$1,126,363
Management and other fees from affiliates	2,237	2,347	6,707	7,312
	362,857	370,811	1,068,960	1,133,675
Expenses:
Property operating, excluding real estate taxes	69,529	68,037	197,895	197,310
Real estate taxes	45,802	44,358	135,408	132,364
Corporate-level property management expenses	9,068	8,619	27,120	26,024
Depreciation and amortization	130,564	130,202	387,887	395,370
General and administrative	12,712	13,310	34,746	42,244
Expensed acquisition and investment related costs	108	2	164	104
	267,783	264,528	783,220	793,416
Gain on sale of real estate and land	42,897	22,654	142,993	39,251
Earnings from operations	137,971	128,937	428,733	379,510
Interest expense	(50,019)	(55,430)	(152,639)	(165,024)
Total return swap income	2,660	2,977	8,137	7,749
Interest and other income	11,998	6,512	48,756	12,696
Equity income from co-investments	25,433	14,960	60,692	53,514
Deferred tax expense on unrealized gain on unconsolidated co-investment	(3,041)	—	(5,391)	(1,636)
Loss on early retirement of debt, net	—	(19,114)	(18,982)	(23,820)
Gain on remeasurement of co-investment	—	—	2,260	234,694
Net income	125,002	78,842	371,566	497,683
Net income attributable to noncontrolling interest	(6,612)	(5,181)	(19,886)	(24,558)
Net income available to common stockholders	$118,390	$73,661	$351,680	$473,125
Comprehensive income	$125,829	$80,818	$377,529	$494,668
Comprehensive income attributable to noncontrolling interest	(6,639)	(5,247)	(20,088)	(24,455)
Comprehensive income attributable to controlling interest	$119,190	$75,571	$357,441	$470,213
Per share data:
Basic:
Net income available to common stockholders	$1.82	$1.13	$5.41	$7.22
Weighted average number of shares outstanding during the period	65,048,486	65,232,837	65,013,477	65,561,820
Diluted:
Net income available to common stockholders	$1.82	$1.13	$5.40	$7.21
Weighted average number of shares outstanding during the period	65,147,781	65,241,428	65,075,174	65,676,093

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
Three months ended September 30, 2021	Shares	Amount
Balances at June 30, 2021	65,004	$7	$6,862,879	$(899,663)	$(9,768)	$183,248	$6,136,703
Net income	—	—	—	118,390	—	6,612	125,002
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	704	24	728
Change in fair value of marketable debt securities, net	—	—	—	—	96	3	99
Issuance of common stock under:
Stock option and restricted stock plans, net	68	—	15,572	—	—	—	15,572
Sale of common stock, net	—	—	(118)	—	—	—	(118)
Equity based compensation costs	—	—	1,573	—	—	55	1,628
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,253	—	—	420	1,673
Distributions to noncontrolling interest	—	—	—	—	—	(7,257)	(7,257)
Redemptions of noncontrolling interest	9	—	(5,651)	—	—	(438)	(6,089)
Common stock dividends ($2.09 per share)	—	—	—	(136,042)	—	—	(136,042)
Balances at September 30, 2021	65,081	$7	$6,875,508	$(917,315)	$(8,968)	$182,667	$6,131,899

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
Nine months ended September 30, 2021	Shares	Amount
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income	—	—	—	351,680	—	19,886	371,566
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,417	190	5,607
Change in fair value of marketable debt securities, net	—	—	—	—	344	12	356
Issuance of common stock under:
Stock option and restricted stock plans, net	112	1	12,401	—	—	—	12,402
Sale of common stock, net	—	—	(202)	—	—	—	(202)
Equity based compensation costs	—	—	9,172	—	—	323	9,495
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,499)	—	—	577	(4,922)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(22,114)	(22,114)
Redemptions of noncontrolling interest	10	—	(7,518)	—	—	(889)	(8,407)
Common stock dividends ($6.27 per share)	—	—	—	(407,802)	—	—	(407,802)
Balances at September 30, 2021	65,081	$7	$6,875,508	$(917,315)	$(8,968)	$182,667	$6,131,899

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Three months ended September 30, 2020	Shares	Amount
Balances at June 30, 2020	65,331	$7	$6,944,805	$(760,028)	$(18,710)	$186,807	$6,352,881
Net income	—	—	—	73,661	—	5,181	78,842
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	1,821	63	1,884
Change in fair value of marketable debt securities, net	—	—	—	—	89	3	92
Issuance of common stock under:
Sale of common stock, net	—	—	(95)	—	—	—	(95)
Equity based compensation costs	—	—	2,279	—	—	82	2,361
Retirement of common stock, net	(121)	—	(26,586)	—	—	—	(26,586)
Changes in the redemption value of redeemable noncontrolling interest	—	—	2,346	—	—	176	2,522
Distributions to noncontrolling interest	—	—	—	—	—	(7,677)	(7,677)
Redemptions of noncontrolling interest	—	—	(1,118)	—	—	(150)	(1,268)
Common stock dividends ($2.0775 per share)	—	—	—	(135,474)	—	—	(135,474)
Balances at September 30, 2020	65,210	$7	$6,921,631	$(821,841)	$(16,800)	$184,485	$6,267,482

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Nine months ended September 30, 2020	Shares	Amount
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	473,125	—	24,558	497,683
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,171	111	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(5,911)	(208)	(6,119)
Change in fair value of marketable debt securities, net	—	—	—	—	(172)	(6)	(178)
Issuance of common stock under:
Stock option and restricted stock plans, net	95	—	9,201	—	—	—	9,201
Sale of common stock, net	—	—	(228)	—	—	—	(228)
Equity based compensation costs	—	—	8,956	—	—	338	9,294
Retirement of common stock, net	(985)	—	(222,990)	—	—	—	(222,990)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	6,888	—	—	(197)	6,691
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(23,689)	(23,689)
Redemptions of noncontrolling interest	8	—	(2,123)	—	—	(848)	(2,971)
Common stock dividends ($6.2325 per share)	—	—	—	(407,157)	—	—	(407,157)
Balances at September 30, 2020	65,210	$7	$6,921,631	$(821,841)	$(16,800)	$184,485	$6,267,482

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$371,566	$497,683
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	8,734	(15,485)
Depreciation and amortization	387,887	395,370
Amortization of discount on marketable securities	—	(6,598)
Amortization of discount and debt financing costs, net	7,987	5,177
Gain on sale of marketable securities	(2,499)	(124)
Income from early redemption of notes receivable	(4,747)	—
Provision for credit losses	(110)	100
Unrealized gains on equity securities recognized through income	(23,772)	(2,215)
Earnings from co-investments	(60,692)	(53,514)
Operating distributions from co-investments	78,360	41,202
Accrued interest from notes and other receivables	(12,253)	(1,574)
Gain on the sale of real estate and land	(142,993)	(39,251)
Equity-based compensation	5,399	4,923
Loss on early retirement of debt, net	18,982	23,820
Gain on remeasurement of co-investment	(2,260)	(234,694)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	2,470	(5,088)
Accounts payable, accrued liabilities, and operating lease liabilities	62,699	43,095
Other liabilities	5,119	610
Net cash provided by operating activities	699,877	653,437
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(105,469)	(459,355)
Redevelopment	(39,092)	(41,592)
Development acquisitions of and additions to real estate under development	(45,381)	(90,273)
Capital expenditures on rental properties	(81,063)	(64,269)
Investments in notes receivable	(102,012)	(20,431)
Collections of notes and other receivables	88,744	98,711
Proceeds from insurance for property losses	591	612
Proceeds from dispositions of real estate	297,454	280,246
Contributions to co-investments	(223,175)	(61,056)
Changes in refundable deposits	(8,356)	96
Purchases of marketable securities	(23,740)	(38,909)
Sales and maturities of marketable securities	14,995	56,890
Non-operating distributions from co-investments	131,297	37,342
Net cash used in investing activities	(95,207)	(301,988)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	745,505	1,452,808
Payments on unsecured debt and mortgage notes	(952,608)	(587,057)
Proceeds from lines of credit	601,435	1,038,426
Repayments of lines of credit	(558,773)	(1,093,426)
Retirement of common stock	(9,172)	(222,990)

	Nine Months Ended September 30,
	2021	2020
Additions to deferred charges	(8,237)	(13,761)
Payments related to debt prepayment penalties	(18,342)	(19,605)
Net proceeds from issuance of common stock	(202)	(228)
Net proceeds from stock options exercised	17,847	14,865
Payments related to tax withholding for share-based compensation	(5,445)	(5,664)
Contributions from noncontrolling interest	1,900	—
Distributions to noncontrolling interest	(21,979)	(23,302)
Redemption of noncontrolling interest	(8,407)	(2,971)
Redemption of redeemable noncontrolling interest	(4,463)	—
Common stock dividends paid	(406,818)	(400,563)
Net cash (used in) provided by financing activities	(627,759)	136,532
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(23,089)	487,981
Unrestricted and restricted cash and cash equivalents at beginning of period	84,041	81,094
Unrestricted and restricted cash and cash equivalents at end of period	$60,952	$569,075

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $5.0 million and $12.3 million capitalized in 2021 and 2020, respectively)	$147,371	$160,927
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,225	$5,192
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$222,055	$252,946
Transfer from real estate under development to co-investments	$1,853	$1,387
Reclassifications to (from) redeemable noncontrolling interest to/from additional paid in capital and noncontrolling interest	$4,922	$(6,691)

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	September 30, 2021	December 31, 2020
Real estate:
Rental properties:
Land and land improvements	$2,997,904	$2,929,009
Buildings and improvements	12,414,770	12,132,736
	15,412,674	15,061,745
Less: accumulated depreciation	(4,509,243)	(4,133,959)
	10,903,431	10,927,786
Real estate under development	212,426	386,047
Co-investments	1,081,861	1,018,010
Real estate held for sale, net	—	57,938
	12,197,718	12,389,781
Cash and cash equivalents-unrestricted	49,910	73,629
Cash and cash equivalents-restricted	11,042	10,412
Marketable securities, net of allowance for credit losses of zero as of both September 30, 2021 and December 31, 2020	183,140	147,768
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively (includes related party receivables of $33.9 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively)	213,985	195,104
Operating lease right-of-use assets	69,756	72,143
Prepaid expenses and other assets	63,090	47,340
Total assets	$12,788,641	$12,936,177
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,405,520	$5,607,985
Mortgage notes payable, net	640,118	643,550
Lines of credit	42,662	—
Accounts payable and accrued liabilities	220,428	152,855
Construction payable	32,777	31,417
Distributions payable	143,036	141,917
Distributions in excess of investments in co-investments	29,037	—
Operating lease liabilities	71,520	74,037
Liabilities associated with real estate held for sale	—	29,845
Other liabilities	38,946	39,140
Total liabilities	6,624,044	6,720,746
Commitments and contingencies
Redeemable noncontrolling interest	32,698	32,239
Capital:
General Partner:
Common equity (65,081,032 and 64,999,015 units issued and outstanding, respectively)	5,958,200	6,015,139
	5,958,200	6,015,139
Limited Partners:
Common equity (2,282,464 and 2,294,760 units issued and outstanding, respectively)	56,385	58,184
Accumulated other comprehensive loss	(5,340)	(11,303)
Total partners' capital	6,009,245	6,062,020
Noncontrolling interest	122,654	121,172
Total capital	6,131,899	6,183,192
Total liabilities and capital	$12,788,641	$12,936,177

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and other property	$360,620	$368,464	$1,062,253	$1,126,363
Management and other fees from affiliates	2,237	2,347	6,707	7,312
	362,857	370,811	1,068,960	1,133,675
Expenses:
Property operating, excluding real estate taxes	69,529	68,037	197,895	197,310
Real estate taxes	45,802	44,358	135,408	132,364
Corporate-level property management expenses	9,068	8,619	27,120	26,024
Depreciation and amortization	130,564	130,202	387,887	395,370
General and administrative	12,712	13,310	34,746	42,244
Expensed acquisition and investment related costs	108	2	164	104
	267,783	264,528	783,220	793,416
Gain on sale of real estate and land	42,897	22,654	142,993	39,251
Earnings from operations	137,971	128,937	428,733	379,510
Interest expense	(50,019)	(55,430)	(152,639)	(165,024)
Total return swap income	2,660	2,977	8,137	7,749
Interest and other income	11,998	6,512	48,756	12,696
Equity income from co-investments	25,433	14,960	60,692	53,514
Deferred tax expense on unrealized gain on unconsolidated co-investment	(3,041)	—	(5,391)	(1,636)
Loss on early retirement of debt, net	—	(19,114)	(18,982)	(23,820)
Gain on remeasurement of co-investment	—	—	2,260	234,694
Net income	125,002	78,842	371,566	497,683
Net income attributable to noncontrolling interest	(2,444)	(2,588)	(7,483)	(8,015)
Net income available to common unitholders	$122,558	$76,254	$364,083	$489,668
Comprehensive income	$125,829	$80,818	$377,529	$494,668
Comprehensive income attributable to noncontrolling interest	(2,444)	(2,588)	(7,483)	(8,015)
Comprehensive income attributable to controlling interest	$123,385	$78,230	$370,046	$486,653
Per unit data:
Basic:
Net income available to common unitholders	$1.82	$1.13	$5.41	$7.22
Weighted average number of common units outstanding during the period	67,336,164	67,528,346	67,307,259	67,858,961
Diluted:
Net income available to common unitholders	$1.82	$1.13	$5.40	$7.21
Weighted average number of common units outstanding during the period	67,435,459	67,536,937	67,368,956	67,973,234

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and nine months ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended September 30, 2021	Units	Amount	Units	Amount
Balances at June 30, 2021	65,004	$5,963,223	2,294	$56,950	$(6,167)	$122,697	$6,136,703
Net income	—	118,390	—	4,168	—	2,444	125,002
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	728	—	728
Change in fair value of marketable debt securities, net	—	—	—	—	99	—	99
Issuance of common units under:
General partner's stock based compensation, net	68	15,572	—	—	—	—	15,572
Sale of common stock by general partner, net	—	(118)	—	—	—	—	(118)
Equity based compensation costs	—	1,573	—	55	—	—	1,628
Changes in the redemption value of redeemable noncontrolling interest	—	1,253	—	141	—	279	1,673
Distributions to noncontrolling interest	—	—	—	—	—	(2,488)	(2,488)
Redemptions	9	(5,651)	(12)	(160)	—	(278)	(6,089)
Distributions declared ($2.09 per unit)	—	(136,042)	—	(4,769)	—	—	(140,811)
Balances at September 30, 2021	65,081	$5,958,200	2,282	$56,385	$(5,340)	$122,654	$6,131,899

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine months ended September 30, 2021	Units	Amount	Units	Amount
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	351,680	—	12,403	—	7,483	371,566
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,607	—	5,607
Change in fair value of marketable debt securities, net	—	—	—	—	356	—	356
Issuance of common units under:
General partner's stock based compensation, net	112	12,402	—	—	—	—	12,402
Sale of common stock by general partner, net	—	(202)	—	—	—	—	(202)
Equity based compensation costs	—	9,172	—	323	—	—	9,495
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	(5,499)	—	129	—	448	(4,922)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(7,756)	(7,756)
Redemptions	10	(7,518)	(13)	(296)	—	(593)	(8,407)
Distributions declared ($6.27 per unit)	—	(407,802)	—	(14,358)	—	—	(422,160)
Balances at September 30, 2021	65,081	$5,958,200	2,282	$56,385	$(5,340)	$122,654	$6,131,899

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended September 30, 2020	Units	Amount	Units	Amount
Balances at June 30, 2020	65,331	$6,184,784	2,296	$61,437	$(15,423)	$122,083	$6,352,881
Net income	—	73,661	—	2,593	—	2,588	78,842
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	1,884	—	1,884
Change in fair value of marketable debt securities, net	—	—	—	—	92	—	92
Issuance of common units under:
Sale of common stock by general partner, net	—	(95)	—	—	—	—	(95)
Equity based compensation costs	—	2,279	—	82	—	—	2,361
Retirement of common units, net	(121)	(26,586)	—	—	—	—	(26,586)
Changes in redemption value of redeemable noncontrolling interest	—	2,346	—	98	—	78	2,522
Distributions to noncontrolling interest	—	—	—	—	—	(2,908)	(2,908)
Redemptions	—	(1,118)	—	—	—	(150)	(1,268)
Distributions declared ($2.0775 per unit)	—	(135,474)	—	(4,769)	—	—	(140,243)
Balances at September 30, 2020	65,210	$6,099,797	2,296	$59,441	$(13,447)	$121,691	$6,267,482

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine months ended September 30, 2020	Units	Amount	Units	Amount
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	473,125	—	16,543	—	8,015	497,683
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,282	—	3,282
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(6,119)	—	(6,119)
Change in fair value of marketable debt securities, net	—	—	—	—	(178)	—	(178)
Issuance of common units under:
General partner's stock based compensation, net	95	9,201	—	—	—	—	9,201
Sale of common stock by general partner, net	—	(228)	—	—	—	—	(228)
Equity based compensation costs	—	8,956	2	338	—	—	9,294
Retirement of common units, net	(985)	(222,990)	—	—	—	—	(222,990)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in redemption value of redeemable noncontrolling interest	—	6,888	—	(318)	—	121	6,691
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(9,381)	(9,381)
Redemptions	8	(2,123)	(8)	(173)	—	(675)	(2,971)
Distributions declared ($6.2325 per unit)	—	(407,157)	—	(14,308)	—	—	(421,465)
Balances at September 30, 2020	65,210	$6,099,797	2,296	$59,441	$(13,447)	$121,691	$6,267,482

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$371,566	$497,683
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	8,734	(15,485)
Depreciation and amortization	387,887	395,370
Amortization of discount on marketable securities	—	(6,598)
Amortization of discount and debt financing costs, net	7,987	5,177
Gain on sale of marketable securities	(2,499)	(124)
Income from early redemption of notes receivable	(4,747)	—
Provision for credit losses	(110)	100
Unrealized gains on equity securities recognized through income	(23,772)	(2,215)
Earnings from co-investments	(60,692)	(53,514)
Operating distributions from co-investments	78,360	41,202
Accrued interest from notes and other receivables	(12,253)	(1,574)
Gain on the sale of real estate and land	(142,993)	(39,251)
Equity-based compensation	5,399	4,923
Loss on early retirement of debt, net	18,982	23,820
Gain on remeasurement of co-investment	(2,260)	(234,694)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	2,470	(5,088)
Accounts payable, accrued liabilities, and operating lease liabilities	62,699	43,095
Other liabilities	5,119	610
Net cash provided by operating activities	699,877	653,437
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(105,469)	(459,355)
Redevelopment	(39,092)	(41,592)
Development acquisitions of and additions to real estate under development	(45,381)	(90,273)
Capital expenditures on rental properties	(81,063)	(64,269)
Investments in notes receivable	(102,012)	(20,431)
Collections of notes and other receivables	88,744	98,711
Proceeds from insurance for property losses	591	612
Proceeds from dispositions of real estate	297,454	280,246
Contributions to co-investments	(223,175)	(61,056)
Changes in refundable deposits	(8,356)	96
Purchases of marketable securities	(23,740)	(38,909)
Sales and maturities of marketable securities	14,995	56,890
Non-operating distributions from co-investments	131,297	37,342
Net cash used in investing activities	(95,207)	(301,988)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	745,505	1,452,808
Payments on unsecured debt and mortgage notes	(952,608)	(587,057)
Proceeds from lines of credit	601,435	1,038,426
Repayments of lines of credit	(558,773)	(1,093,426)
Retirement of common units	(9,172)	(222,990)

	Nine Months Ended September 30,
	2021	2020
Additions to deferred charges	(8,237)	(13,761)
Payments related to debt prepayment penalties	(18,342)	(19,605)
Net proceeds from issuance of common units	(202)	(228)
Net proceeds from stock options exercised	17,847	14,865
Payments related to tax withholding for share-based compensation	(5,445)	(5,664)
Contributions from noncontrolling interest	1,900	—
Distributions to noncontrolling interest	(6,323)	(6,287)
Redemption of noncontrolling interests	(8,407)	(2,971)
Redemption of redeemable noncontrolling interests	(4,463)	—
Common units distributions paid	(422,474)	(417,578)
Net cash (used in) provided by financing activities	(627,759)	136,532
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(23,089)	487,981
Unrestricted and restricted cash and cash equivalents at beginning of period	84,041	81,094
Unrestricted and restricted cash and cash equivalents at end of period	$60,952	$569,075

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $5.0 million and $12.3 million capitalized in 2021 and 2020, respectively)	$147,371	$160,927
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,225	$5,192
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$222,055	$252,946
Transfer from real estate under development to co-investments	$1,853	$1,387
Reclassifications to (from) redeemable noncontrolling interest to/from general and limited partner capital and noncontrolling interest	$4,922	$(6,691)

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both September 30, 2021 and December 31, 2020. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,282,464 and 2,294,760 as of September 30, 2021 and December 31, 2020, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $729.8 million and $544.8 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company owned or had ownership interests in 246 operating apartment communities, aggregating 60,799 apartment homes, excluding the Company’s ownership interest in preferred interest co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of two consolidated projects and one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
September 30, 2021 and 2020
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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of both September 30, 2021 and December 31, 2020, $2.5 million of equity securities were presented within common stock and stock funds in the tables below, which represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of September 30, 2021 and December 31, 2020, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured debt, and common stock and stock funds.

As of September 30, 2021 and December 31, 2020, marketable securities consisted of the following ($ in thousands):

	September 30, 2021
	Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$61,885	$24	$61,909
Common stock and stock funds	80,079	39,734	119,813

Debt securities:
Available for sale
Investment-grade unsecured debt	1,050	368	1,418
Total - Marketable securities	$143,014	$40,126	$183,140

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
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

For the three months ended September 30, 2021 and 2020, the proceeds from sales and maturities of marketable securities totaled $0.1 million and $52.6 million, respectively, which resulted in zero realized loss and $91 thousand in realized gains, respectively, for such periods. For the nine months ended September 30, 2021 and 2020, the proceeds from sales and maturities of marketable securities totaled $15.0 million and $56.9 million, respectively, which resulted in $2.5 million and $0.1 million in realized gains, respectively, for such periods.

For the three and nine months ended September 30, 2021, the portion of equity security unrealized gains that were recognized in income totaled $7.1 million and $23.8 million, respectively, and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2020, the portion of equity security unrealized gains or losses that were recognized in income totaled $3.3 million and $2.2 million in gains, respectively, and were included in interest and other income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of September 30, 2021. As of December 31, 2020, the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities) and five co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $909.1 million and $323.3 million, respectively, as of September 30, 2021 and $898.5 million and $326.8 million, respectively, as of December 31, 2020. Noncontrolling interests in these entities were $122.4 million and $120.8 million as of September 30, 2021 and December 31, 2020, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2021 and December 31, 2020, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)
Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2021 and December 31, 2020, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.7 billion and $5.5 billion at September 30, 2021 and December 31, 2020, respectively, was approximately $6.1 billion and $6.0 billion, respectively. Management has estimated that the fair value of the Company’s $366.4 million and $775.1 million of variable rate debt at September 30, 2021 and December 31, 2020, respectively, was approximately $364.3 million and $770.1 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2021 and December 31, 2020 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of September 30, 2021 and December 31, 2020.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $5.6 million and $6.1 million during the three months ended September 30, 2021 and 2020, respectively, and $17.5 million and $24.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2020	$(14,771)	$42	$(14,729)
Other comprehensive income before reclassification	5,406	344	5,750
Amounts reclassified from accumulated other comprehensive loss	11	—	11
Other comprehensive income	5,417	344	5,761
Balance at September 30, 2021	$(9,354)	$386	$(8,968)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2020	$(11,346)	$43	$(11,303)
Other comprehensive income before reclassification	5,595	356	5,951
Amounts reclassified from accumulated other comprehensive loss	12	—	12
Other comprehensive income	5,607	356	5,963
Balance at September 30, 2021	$(5,739)	$399	$(5,340)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $32.7 million and $32.2 million as of September 30, 2021 and December 31, 2020, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2021 is as follows ($ in thousands):

Balance at December 31, 2020	$32,239
Reclassification due to change in redemption value and other	4,922
Redemptions	(4,463)
Balance at September 30, 2021	$32,698

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents - unrestricted	$49,910	$73,629	$558,446	$70,087
Cash and cash equivalents - restricted	11,042	10,412	10,629	11,007
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$60,952	$84,041	$569,075	$81,094

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
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

(2)  Significant Transactions During the Nine Months Ended September 30, 2021 and Subsequent Events

Significant Transactions

Acquisitions

In September 2021, the Company acquired 7 South Linden, a commercial property located in South San Francisco, CA for $33.5 million. The property is fully leased to two commercial tenants. The Company is currently pursuing entitlements to construct an apartment community on the property.

In September 2021, Wesco VI, LLC ("Wesco VI"), a new joint venture with one of the Company's institutional partners, acquired Martha Lake Apartments, a 155 unit apartment home community located in Lynwood, WA, for a total contract price of $53.0 million. The property is encumbered by a $29.2 million related party bridge loan from the Company, with an interest rate of 2.15% and is scheduled to mature in December 2021. See the "Co-Investments" section below for further details related to the creation of Wesco VI. See Note 6, Related Party Transactions, for additional details.

In September 2021, the Company acquired Third & Broad, a fully-leased single tenant commercial property located in downtown Seattle, WA for $52.5 million. The Company will hold the property for future apartment development.

In June 2021, the Company acquired its joint venture partner, BEX III, LLC's ("BEX III") 50.0% interest in The Village at Toluca Lake, a community totaling 145 homes located in Burbank, CA, for total consideration of $31.8 million. Concurrent with the closing of the acquisition, the Company repaid $29.5 million in mortgage debt that encumbered the property. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $2.3 million upon consolidation.

Dispositions

In August 2021, the Company sold Devonshire, a non-core apartment community with 276 apartment homes, located in Hemet, CA, for a total contract price of $54.5 million. The Company recognized a $42.9 million gain on sale.

In February 2021, the Company sold Hidden Valley, a 324 apartment home community located in Simi Valley, CA, for a total contract price of $105.0 million. The Company recognized a $69.2 million gain on sale. In conjunction with the sale, the Company repaid $29.7 million of mortgage debt that encumbered the property.

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

Joint Ventures

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)
In September 2021, the Company formed a new joint venture entity, Wesco VI, with an institutional partner. Each partner has a 50.0% ownership interest and an initial equity commitment of $150.0 million. The joint venture is unconsolidated for financial reporting purposes.

Preferred Equity Investments

In September 2021, the Company originated a preferred equity investment totaling $26.2 million in one multifamily community located in Southern California. The investment has an initial preferred return of 12.5% and is scheduled to mature in September 2026.

In August 2021, the Company originated a preferred equity investment totaling $11.0 million in one multifamily community located in Washington. The investment has an initial preferred return of 11.5% and is scheduled to mature in August 2026.

In January 2021, the Company originated a preferred equity investment totaling $20.0 million in one multifamily community located in Washington. The investment has an initial preferred return of 10.0% and is scheduled to mature in January 2026.

In August 2021, the Company received cash of $21.6 million, for the partial redemption of a preferred equity investment in a joint venture that holds property located in Northern California.

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

Notes Receivable

In September 2021, the Company provided a $29.2 million related party bridge loan to Wesco VI. The note receivable accrues interest at 2.15% and is scheduled to mature in December 2021. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. See Note 6, Related Party Transactions for additional details.

In March 2021, the Company provided a $52.5 million related party bridge loan to Wesco I, LLC ("Wesco I") in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 2.55% and was paid off in July 2021.

In June 2021, the Company received cash of $36.5 million, including an early redemption fee of $4.7 million, for the full redemption of a mezzanine loan on a property located in Northern California.

Common Stock

During the three months ended March 31, 2021, the Company repurchased and retired 40,000 shares totaling $9.2 million, including commissions. The Company did not repurchase any shares subsequent to March 31, 2021. As of September 30, 2021, the Company had $214.5 million of purchase authority remaining under its $250.0 million stock repurchase plan.

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
September 30, 2021 and 2020
(Unaudited)
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

Subsequent Events

In October 2021, Wesco VI acquired Monterra, a 139 unit apartment home community in Mill Creek, WA, near Martha Lake, for a total contract price of $55.0 million.

In October 2021, the Company committed to fund a $50.0 million mezzanine loan in a multifamily development community located in Northern California, with an initial 11.0% interest rate and a maturity date of October 2025, with options to extend for up to two years. The investment will fund concurrent with the senior construction loan which is scheduled to begin funding in the second half of 2022.

(3)  Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental income	$355,591	$362,073	$1,046,218	$1,108,658
Other property	5,029	6,391	16,035	17,705
Management and other fees from affiliates	2,237	2,347	6,707	7,312
Total revenues	$362,857	$370,811	$1,068,960	$1,133,675

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Southern California	$150,807	$136,651	$434,926	$426,987
Northern California	145,807	147,081	435,883	457,655
Seattle Metro	60,280	60,617	178,180	184,310
Other real estate assets (1)	3,726	24,115	13,264	57,411
Total rental and other property revenues	$360,620	$368,464	$1,062,253	$1,126,363

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Same-property (1)	$325,153	$316,639	$957,908	$986,945
Acquisitions (2)	14,789	14,237	42,410	40,491
Development (3)	8,055	5,461	22,485	13,956
Redevelopment	4,340	4,277	13,079	14,774
Non-residential/other, net (4)	11,319	13,119	35,721	52,491
Straight line rent concession (5)	(3,036)	14,731	(9,350)	17,706
Total rental and other property revenues	$360,620	$368,464	$1,062,253	$1,126,363

(1) Properties that have comparable stabilized results as of January 1, 2020 and are consolidated by the Company for the three and nine months ended September 30, 2021 and 2020. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2) Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2020.
(3) Development includes properties developed which did not have stabilized results as of January 1, 2020.
(4) Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our redevelopment criteria, and two communities located in the California counties of Santa Barbara and Santa Cruz, which the Company does not consider its core markets.
(5) Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $2.6 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2021 that was included in the December 31, 2020 deferred revenue balance was $0.5 million, which was included in interest and other income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of September 30, 2021, the Company had $2.6 million of remaining performance obligations. The Company expects to recognize approximately 7% of these remaining performance obligations in 2021, an additional 55% through 2023, and the remaining balance thereafter.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)
(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, LLC ("BEXAEW"), BEX II, LLC ("BEX II"), BEX IV, LLC (""BEX IV"), 500 Folsom, Wesco I, Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), Wesco V, LLC ("Wesco V"), and Wesco VI, own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of September 30, 2021 and December 31, 2020 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	September 30, 2021	December 31, 2020
Ownership interest in:
Wesco I (2), Wesco III, Wesco IV, Wesco V, and Wesco VI	52%	138,745	178,322
BEXAEW, BEX II, BEX III (3), BEX IV, and 500 Folsom (4)	50%	273,557	152,309
Other	46%	58,504	27,635
Total operating and other co-investments, net		470,806	358,266
Total development co-investments	50%	9,965	157,433
Total preferred interest co-investments (includes related party investments of $87.5 million and $81.4 million as of September 30, 2021 and December 31, 2020, respectively)		572,053	502,311
Total co-investments, net		$1,052,824	$1,018,010

(1) Weighted average Company ownership percentages are as of September 30, 2021.
(2) As of September 30, 2021, the Company's investment in Wesco I was classified as a liability of $29.0 million.
(3) In June 2021, the Company purchased the additional 50% interest in BEX III.
(4) 500 Folsom had not stabilized as of December 31, 2020. Its carrying value was included in the development co-investments balance as of December 31, 2020.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	September 30, 2021	December 31, 2020
Combined balance sheets: (1)
Rental properties and real estate under development	$4,216,981	$4,242,611
Other assets	228,721	200,777
Total assets	$4,445,702	$4,443,388
Debt	$2,705,882	$2,611,365
Other liabilities	221,022	189,515
Equity	1,518,798	1,642,508
Total liabilities and equity	$4,445,702	$4,443,388
Company's share of equity	$1,052,824	$1,018,010

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Combined statements of income: (1)
Property revenues	$71,195	$76,581	$211,359	$226,125
Property operating expenses	(27,588)	(28,047)	(81,932)	(79,621)
Net operating income	43,607	48,534	129,427	146,504
Interest expense	(15,347)	(19,369)	(48,012)	(59,700)
General and administrative	(3,331)	(5,161)	(11,641)	(12,636)
Depreciation and amortization	(32,290)	(29,732)	(96,812)	(86,947)
Net loss	$(7,361)	$(5,728)	$(27,038)	$(12,779)
Company's share of net income (2)	$25,433	$14,960	$60,692	$53,514
(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.4 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $7.0 million and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Note receivable, secured, bearing interest at 9.90%, due November 2021 (Originated November 2018)	$15,337	$14,216
Notes receivable, secured, bearing interest at 10.50%, due February 2023 (Originated March 2020)	16,591	15,299
Note receivable, secured, bearing interest at 11.00%, due October 2023 (Originated April 2020) (1)	—	25,461
Notes receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020)	84,896	79,827
Notes receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	28,850	15,423
Related party note receivable, secured, bearing interest at 2.15%, due December 2021 (Originated September 2021) (2)	29,157	—
Notes and other receivables from affiliates (3)	4,744	4,744
Straight line rent receivables (4)	16,464	25,214
Other receivables	18,689	15,671
Allowance for credit losses	(743)	(751)
Total notes and other receivables	$213,985	$195,104

(1) In June 2021, the Company received cash of $36.5 million, including an early redemption fee of $4.7 million, from the payoff of this note receivable.
(2) See Note 6, Related Party Transactions, for additional details.
(3) These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2021 and
December 31, 2020. See Note 6, Related Party Transactions, for additional details.
(4) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)
The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2020	$751	$—	$751
Provision for credit losses	(23)	15	(8)
Balance at September 30, 2021	$728	$15	$743

No loans were placed on nonaccrual status or charged off during the nine months ended September 30, 2021 or 2020.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.7 million and $3.0 million during the three months ended September 30, 2021 and 2020, respectively, and $7.5 million and $8.7 million during the nine months ended September 30, 2021 and 2020, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.5 million and $0.6 million against general and administrative expenses for the three months ended September 30, 2021 and 2020, and $0.8 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three and nine months ended September 30, 2021, the Company did not pay any brokerage commissions related to real estate transactions to MMC and its affiliates. For the three and nine months ended September 30, 2020, the Company paid brokerage commissions totaling zero and $0.2 million, respectively, to MMC and its affiliates related to real estate transactions.

In September 2021, the Company provided a $29.2 million related party bridge loan to Wesco VI in connection with the acquisition of Martha Lake Apartments. The note receivable accrues interest at 2.15% and is scheduled to mature in December 2021. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets and had an outstanding balance of $29.2 million as of September 30, 2021.

In March 2021, the Company provided a $52.5 million related party bridge loan to Wesco I in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 2.55% and was paid off in July 2021.

In November 2019, the Company provided an $85.5 million related party bridge loan to Wesco V in connection with the acquisition of Velo and Ray, a 308 unit apartment home community located in Seattle, WA. The note receivable accrued interest at LIBOR plus 1.30% and was scheduled to mature in February 2020, but was paid off in January 2020. The bridge loan was classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

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
September 30, 2021 and 2020
(Unaudited)
In October 2018, the Company funded a $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268 apartment home community development located in Burlingame, CA. This investment accrues interest based on an initial 12.0% preferred return. The investment is scheduled to mature in April 2024.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrues interest based on a 10.25% preferred return. The investment is scheduled to mature in May 2023. As of September 30, 2021, the Company had funded $23.4 million of the commitment. The remaining committed amount will be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of September 30, 2021 and December 31, 2020, $33.9 million and $4.7 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	September 30, 2021	December 31, 2020	Weighted Average Maturity In Years as of September 30, 2021
Unsecured bonds private placement - fixed rate	$—	$199,950	0.0
Term loan - variable rate	99,969	549,380	0.4
Bonds public offering - fixed rate	5,305,551	4,858,655	8.9
Unsecured debt, net (1)	5,405,520	5,607,985
Lines of credit (2)	42,662	—
Mortgage notes payable, net (3)	640,118	643,550	8.7
Total debt, net	$6,088,300	$6,251,535
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.4%
Weighted average interest rate on variable rate term loan	1.1%	1.7%
Weighted average interest rate on lines of credit	1.0%	1.0%
Weighted average interest rate on mortgage notes payable	2.6%	2.7%

(1) Includes unamortized discount of $10.4 million and $10.1 million and unamortized debt issuance costs of $34.1 million and $31.9 million, as of September 30, 2021 and December 31, 2020, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of September 30, 2021, excludes unamortized debt issuance costs of $4.6 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2021, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of September 2025 with

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)
three six-month extensions, exercisable at the Company’s option. As of September 30, 2021, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company’s credit ratings, and a scheduled maturity date of February 2023.
(3) Includes total unamortized premium of $2.8 million and $3.9 million, reduced by unamortized debt issuance costs of $1.5 million and $1.8 million, as of September 30, 2021 and December 31, 2020, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of September 30, 2021 are as follows ($ in thousands):

Remaining in 2021	$893
2022	143,188
2023	302,945
2024	403,109
2025	633,054
Thereafter	4,605,629
Total	$6,088,818

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Southern California	$150,807	$136,651	$434,926	$426,987
Northern California	145,807	147,081	435,883	457,655
Seattle Metro	60,280	60,617	178,180	184,310
Other real estate assets	3,726	24,115	13,264	57,411
Total property revenues	$360,620	$368,464	$1,062,253	$1,126,363
Net operating income:
Southern California	$103,660	$91,639	$300,761	$295,402
Northern California	98,948	102,559	299,489	329,338
Seattle Metro	39,876	41,216	119,041	126,422
Other real estate assets	2,805	20,655	9,659	45,527
Total net operating income	245,289	256,069	728,950	796,689
Management and other fees from affiliates	2,237	2,347	6,707	7,312
Corporate-level property management expenses	(9,068)	(8,619)	(27,120)	(26,024)
Depreciation and amortization	(130,564)	(130,202)	(387,887)	(395,370)
General and administrative	(12,712)	(13,310)	(34,746)	(42,244)
Expensed acquisition and investment related costs	(108)	(2)	(164)	(104)
Gain on sale of real estate and land	42,897	22,654	142,993	39,251
Interest expense	(50,019)	(55,430)	(152,639)	(165,024)
Total return swap income	2,660	2,977	8,137	7,749
Interest and other income	11,998	6,512	48,756	12,696
Equity income from co-investments	25,433	14,960	60,692	53,514
Deferred tax expense on unrealized gain on unconsolidated co-investment	(3,041)	—	(5,391)	(1,636)
Loss on early retirement of debt, net	—	(19,114)	(18,982)	(23,820)
Gain on remeasurement of co-investment	—	—	2,260	234,694
Net income	$125,002	$78,842	$371,566	$497,683

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)
Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Assets:
Southern California	$3,949,224	$3,981,650
Northern California	5,489,918	5,408,019
Seattle Metro	1,369,129	1,403,678
Other real estate assets	95,160	134,439
Net reportable operating segment - real estate assets	10,903,431	10,927,786
Real estate under development	212,426	386,047
Co-investments	1,081,861	1,018,010
Real estate held for sale	—	57,938
Cash and cash equivalents, including restricted cash	60,952	84,041
Marketable securities	183,140	147,768
Notes and other receivables	213,985	195,104
Operating lease right-of-use assets	69,756	72,143
Prepaid expenses and other assets	63,090	47,340
Total assets	$12,788,641	$12,936,177

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$118,390	65,048,486	$1.82	$73,661	65,232,837	$1.13
Effect of Dilutive Securities:
Stock options	—	99,295		—	8,591
Diluted:
Net income available to common stockholders	$118,390	65,147,781	$1.82	$73,661	65,241,428	$1.13

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$351,680	65,013,477	$5.41	$473,125	65,561,820	$7.22
Effect of Dilutive Securities:
Stock options	—	61,697		—	20,026
DownREIT units	—	—		587	94,247
Diluted:
Net income available to common stockholders	$351,680	65,075,174	$5.40	$473,712	65,676,093	$7.21

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,287,678 and 2,295,510, which include vested 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended September 30, 2021 and 2020, respectively, and 2,291,725 and 2,297,141 for the nine months ended September 30, 2021 and 2020, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $4.2 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively, and $12.4 million and $16.5 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

Stock options of zero and 493,567 for the three months ended September 30, 2021 and 2020, respectively, and 116,380 and 299,046 for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$122,558	67,336,164	$1.82	$76,254	67,528,346	$1.13
Effect of Dilutive Securities:
Stock options	—	99,295		—	8,591
Diluted:
Net income available to common unitholders	$122,558	67,435,459	$1.82	$76,254	67,536,937	$1.13

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$364,083	67,307,259	$5.41	$489,668	67,858,961	$7.22
Effect of Dilutive Securities:
Stock options	—	61,697		—	20,026
DownREIT units	—	—		587	94,247
Diluted:
Net income available to common unitholders	$364,083	67,368,956	$5.40	$490,255	67,973,234	$7.21

Stock options of 0 and 493,567 for the three months ended September 30, 2021 and 2020, respectively, 116,380 and 299,046 for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive. Additionally, the table excludes all DownREIT units for which the Operating Partnership has the ability and intention to redeem the units for cash and does not consider them to be common stock equivalents.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2021 and December 31, 2020, the aggregate carrying value of the interest rate swap contracts were a liability of zero and $2.4 million, respectively. As of September 30, 2021 and December 31, 2020, the swap contracts were presented in the condensed consolidated balance sheets as an asset of zero for both periods and a liability of zero and $2.4 million, respectively, and were included in other liabilities on the condensed consolidated balance sheets.

The Company has four total return swap contracts, with an aggregate notional amount of $224.5 million, that effectively convert $224.5 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all of its total return swaps, with $224.5 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both September 30, 2021 and December 31, 2020. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $2.7 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively, and $8.1 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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

The Company is subject to various federal, state, and local environmental and other laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new, changed or expired laws or regulations on its current portfolio or on other assets that the Company may acquire in the future,

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)
including, without limitation, certain eviction moratoriums and other mandates that have been, or may be, enacted or extended in connection with the COVID-19 pandemic. To the extent that an environmental or other matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2021, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of September 30, 2021, the Company owned or had ownership interests in 246 operating apartment communities, comprising 60,799 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of two consolidated projects and one unconsolidated joint venture project.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2021, the Company’s development pipeline was comprised of two consolidated projects under development, one unconsolidated joint venture project under development, and various predevelopment projects aggregating 571 apartment homes, with total incurred costs of $252.0 million, and estimated remaining project costs of approximately $84.0 million, $51.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $336.0 million.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2021		As of September 30, 2020
	Apartment Homes	%	Apartment Homes	%
Southern California	22,190	43%	22,675	43%
Northern California	19,123	37%	19,319	37%
Seattle Metro	10,218	20%	10,217	20%
Total	51,531	100%	52,211	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEXAEW, BEX II, BEX IV, and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The community previously held in the BEX III co-investment, which was consolidated in the second quarter of 2021, is excluded from the September 30, 2020 table but included in the September 30, 2021 table.

Current Material Development – the COVID-19 Pandemic

The United States and other countries around the world are continuing to experience impacts related to COVID-19 pandemic and related variants which has created considerable instability, disruption, and uncertainty. Governmental authorities in impacted regions are continuing to take dramatic and unpredictable actions in an effort to slow COVID-19’s spread. Federal, state and local jurisdictions have implemented varying forms of requirements on sponsors and patrons of public gatherings and requiring businesses to make changes to their operations in a manner that may negatively affect profitability, result in job losses and related financial impacts that may affect future operations to an unknown extent. While the California eviction moratorium sunsetted during the quarter, other state and local eviction moratoriums and, laws that limit rent increases during times of emergency and prohibit the ability to collect unpaid rent during certain timeframes, continue to be in effect in various formats at various regions in which Essex's communities are located, impacting Essex properties. The Company is working to comply with the stated intent of local, county, state and federal laws. In that regard, the Company has implemented a wide range of practices to protect and support its employees and residents. Such measures include:
•instituting a hybrid work model for corporate associates to work at the Company's corporate offices and remotely;
•transitioning many public interactions with leasing staff to on-line and telephonic communications;
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
•structuring payment plans for residents who are unable to pay their rent as a result of the outbreak and waiving late fees where required or applicable for those residents; and
•establishing the Essex Cares fund for the purpose of supporting the Company’s residents and communities that are experiencing financial hardships caused by the COVID-19 pandemic.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and on the Company's results in particular, has been, and may continue to be significant. The long-term impact will largely depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, whether employees and employers will continue to promote remote work if and when the pandemic concludes. This includes new information which may emerge concerning the severity of COVID-19 and related variants, the success of actions taken to contain or treat COVID-19 including but not limited to vaccination rates and the impacts of varying vaccine mandates, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The labor shortage due partly to various government mandates and vaccine requirements implemented during the COVID-19 pandemic and supply chain disruptions may negatively impact the Company's results of operations.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended September 30, 2021 and 2020) remained higher than the pre-pandemic period but improved from 2.7% for the three months ended September 30, 2020 to 1.4% for the three months ended September 30, 2021. The Company has executed some payment plans and will continue to work with residents to collect such cash delinquencies. As of September 30, 2021, the increase in delinquencies has not had a material adverse impact on the Company's liquidity position. The Company's average financial occupancy for the Company’s Same-Property portfolio increased from 96.0% for the three months ended September 30, 2020 to 96.4% for the three months ended September 30, 2021.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the three months ended September 30, 2021 discussed in the "Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.4% and 96.0% for the three months ended September 30, 2021 and 2020, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,
	2021	2020
Southern California	97.1%	95.9%
Northern California	95.9%	96.2%
Seattle Metro	95.8%	95.9%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2021	2020	Change	Change
Same-Property Revenues:
Southern California	20,800	$142,447	$130,829	$11,618	8.9%
Northern California	16,072	122,426	125,193	(2,767)	(2.2)%
Seattle Metro	10,218	60,280	60,617	(337)	(0.6)%
Total Same-Property Revenues	47,090	325,153	316,639	8,514	2.7%
Non-Same Property Revenues		35,467	51,825	(16,358)	(31.6)%
Total Property Revenues		$360,620	$368,464	$(7,844)	(2.1)%

Same-Property Revenues increased by $8.5 million or 2.7% to $325.2 million in the third quarter of 2021 from $316.6 million in the third quarter of 2020. The increase was primarily attributable to an increase in financial occupancy from 96.0% in the third quarter of 2020 to 96.4% in the third quarter of 2021, a decrease in concessions from $17.9 million in the third quarter of 2020 to $9.5 million in the third quarter of 2021, as well as a decrease in cash delinquencies from 2.7% for the three months ended September 30, 2020 to 1.4% for the three months ended September 30, 2021.

Non-Same Property Revenues decreased by $16.4 million or 31.6% to $35.5 million in the third quarter of 2021 from $51.8 million in the third quarter of 2020. The decrease was primarily due to the sale of 416 on Broadway in the fourth quarter of 2020 and the sales of Hidden Valley, Axis 2300, Park 20, and Devonshire Apartments in 2021.

Management and other fees from affiliates decreased by $0.1 million or 4.3% to $2.2 million in the third quarter of 2021 from $2.3 million in the third quarter of 2020. The decrease was primarily due to a decrease of the management fee rate for one of the joint ventures.
Property operating expenses, excluding real estate taxes increased by $1.5 million or 2.2% to $69.5 million for the third quarter of 2021 compared to $68.0 million for the third quarter of 2020, primarily due to increases of $1.6 million in utilities expense and $1.3 million in maintenance and repairs expenses, offset by a decrease of $1.4 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $2.7 million or 4.4% to $63.5 million in the third quarter of 2021 compared to $60.8 million in the third quarter of 2020, primarily due to increases of $1.5 million in utilities expense, $1.4 million in maintenance and repairs expenses, and $0.5 million in insurance and other expenses, offset by a decrease of $0.7 million in administrative expenses.

Real estate taxes increased $1.4 million or 3.2% to $45.8 million for the third quarter of 2021 compared to $44.4 million for the third quarter of 2020, primarily due to increases in assessed valuations and tax rates. Same-Property real estate taxes increased by $1.1 million or 2.9% to $39.2 million in the third quarter of 2021 compared to $38.1 million in the third quarter of 2020, primarily due to an increase in assessed valuations and tax rates.

Corporate-level property management expenses increased by $0.5 million or 5.8% to $9.1 million for the third quarter of 2021 compared to $8.6 million for the third quarter of 2020.

Gain on sale of real estate and land of $42.9 million in the third quarter of 2021 was attributable to the sale of Devonshire Apartments.

Depreciation and amortization expense increased by $0.4 million or 0.3% to $130.6 million for the third quarter of 2021 compared to $130.2 million for the third quarter of 2020, primarily due to the recently completed development properties, Mylo, Station Park Green (Phase II and Phase III) and Wallace on Sunset as well as the acquisition of Village at Toluca Lake during the second quarter of 2021. The increases were partially offset by decreases in depreciation expense resulting from property dispositions in 2021, and amortization expense resulting from certain lease intangibles becoming fully amortized during 2020.

Interest expense decreased by $5.4 million or 9.7% to $50.0 million for the third quarter of 2021 compared to $55.4 million for the third quarter of 2020, primarily due to a decrease in average outstanding debt primarily as a result of debt that was paid off or matured, regular principal amortization during and after the third quarter of 2020, and lower average interest rates, which resulted in a decrease in interest expense of $11.5 million for the third quarter of 2020. These decreases to interest expense were partially offset by the issuance of $300 million of senior unsecured notes due June 15, 2031 in May 2021, $450.0 million of senior unsecured notes due March 1, 2028 in February 2021, $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, and $600 million of senior unsecured notes due January 15, 2031 and September 1, 2050 in August 2020, which resulted in an increase of $4.1 million interest expense for the third quarter of 2021. Additionally, there was a $2.0 million decrease in capitalized interest in the third quarter of 2021, due to a decrease in development activity as compared to the same period in 2020.

Total return swap income of $2.7 million in the third quarter of 2021 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $224.5 million.

Interest and other income increased by $5.5 million or 84.6% to $12.0 million for the third quarter of 2021 compared to $6.5 million for the third quarter of 2020, primarily due to increases of $3.8 million in unrealized gains on marketable securities and $1.6 million in marketable securities and other income.

Equity income from co-investments increased by $10.4 million or 69.3% to $25.4 million for the third quarter of 2021 compared to $15.0 million for the third quarter of 2020, primarily due to increases of $11.1 million in equity income from non-core co-investments and $3.3 million in income from preferred equity investments, offset by decreases of $2.2 million in gain on sale of co-investment communities and $1.7 million in equity income from co-investments.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $3.0 million for the third quarter of 2021 resulted from a net unrealized gain of $10.7 million from unconsolidated co-investments.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The Company's average financial occupancy for its stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the nine months ended September 30, 2021 and 2020) was 96.6% and 95.9% for the nine months ended September 30, 2021 and 2020, respectively.

The regional breakdown of the Company's Same-Property portfolio for financial occupancy for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020
Southern California	97.0%	95.7%
Northern California	96.2%	96.0%
Seattle Metro	96.4%	96.0%

	Number of Apartment	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2021	2020	Change	Change
Same-Property Revenues:
Southern California	20,800	$413,384	$407,362	$6,022	1.5%
Northern California	16,072	366,344	395,273	(28,929)	(7.3)%
Seattle Metro	10,218	178,180	184,310	(6,130)	(3.3)%
Total Same-Property Revenues	47,090	957,908	986,945	(29,037)	(2.9)%
Non-Same Property Revenues		104,345	139,418	(35,073)	(25.2)%
Total Property Revenues		$1,062,253	$1,126,363	$(64,110)	(5.7)%

Same-Property Revenues decreased by $29.0 million or 2.9% to $957.9 million in the nine months ended September 30, 2021 from $986.9 million in the nine months ended September 30, 2020. The decrease was primarily attributable to an additional $10.6 million of cash concessions compared to the prior year period and a decrease of 2.7% in average rental rates from $2,361 per apartment home in the nine months ended September 30, 2020 to $2,298 per apartment home in the nine months ended September 30, 2021.

Non-Same Property Revenues decreased by $35.1 million or 25.2% to $104.3 million in the nine months ended September 30, 2021 from $139.4 million in the nine months ended September 30, 2020. The decrease was primarily due to property dispositions in 2020 and the sale of Hidden Valley, Axis 2300, Park 20, and Devonshire Apartments in 2021.

Management and other fees from affiliates decreased by $0.6 million or 8.2% to $6.7 million in the nine months ended September 30, 2021 from $7.3 million in the nine months ended September 30, 2020. The decrease was primarily due to a decrease in asset management fees resulting from the consolidation of six communities as part of the Company's purchase of Canada Pension Plan Investment Board's ("CPPIB") 45.0% co-investment interests in the first quarter of 2020, and a decrease in revenues used to calculate management fees.
Property operating expenses, excluding real estate taxes increased by $0.6 million or 0.3% to $197.9 million for the nine months ended September 30, 2021 compared to $197.3 million for the nine months ended September 30, 2020, primarily due to an increase of $3.9 million in utilities expense offset by decreases of $2.0 million in administrative expenses and $1.3 million in maintenance and repairs expenses partially driven by sales in 2020 and the sales of Hidden Valley, Axis 2300, Park 20, and Devonshire Apartments in 2021. Same-Property operating expenses, excluding real estate taxes, increased by $3.5 million or 2.0% to $180.6 million in the nine months ended September 30, 2021 compared to $177.1 million in the nine months ended September 30, 2020, primarily due to increases of $3.9 million in utilities expenses and $1.8 million in insurance and other expenses, offset by decreases of $1.8 million in administrative expenses and $0.4 million in maintenance and repairs expenses.

Real estate taxes increased by $3.0 million or 2.3% to $135.4 million for the nine months ended September 30, 2021 compared to $132.4 million for the nine months ended September 30, 2020, primarily due to increases in assessed valuations and tax rates. Same-Property real estate taxes increased by $3.1 million or 2.8% to $116.2 million in the nine months ended September 30, 2021 compared to $113.1 million in the nine months ended September 30, 2020, primarily due to an increase in assessed valuations and tax rates.

Corporate-level property management expenses increased by $1.1 million or 4.2% to $27.1 million for the nine months ended September 30, 2021 compared to $26.0 million for the nine months ended September 30, 2020.

Depreciation and amortization expense decreased by $7.5 million or 1.9% to $387.9 million for the nine months ended September 30, 2021 compared to $395.4 million for the nine months ended September 30, 2020, primarily due to a decrease in amortization expense resulting from certain lease intangibles becoming fully amortized during 2020 and the sale of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021.

Gain on sale of real estate and land of $143.0 million in the nine months ended September 30, 2021 was attributable to the sale of Hidden Valley, Axis 2300, and Park 20 in the first quarter of 2021 and Devonshire Apartments in the third quarter of 2021.

Interest expense decreased by $12.4 million or 7.5% to $152.6 million for the nine months ended September 30, 2021 compared to $165.0 million for the nine months ended September 30, 2020, primarily due to a decrease in average outstanding debt primarily as a result of debt that was paid off or matured, regular principal amortization during and after the third quarter of 2020, and lower average interest rates, which resulted in a decrease in interest expense of $36.6 million from the third quarter of 2020. These decreases to interest expense were partially offset by the issuance of $300 million of senior unsecured notes due June 15, 2031 in May 2021, $450.0 million of senior unsecured notes due March 1, 2028 in February 2021, $650 million of senior unsecured notes due March 15, 2032 in February and June 2020, and $600 million of senior unsecured notes due January 15, 2031 and September 1, 2050 in August 2020, which resulted in an increase of $16.9 million interest expense for the nine months ended September 30, 2021. Additionally, there was a $7.3 million decrease in capitalized interest in the nine months ended September 30, 2021, due to a decrease in development activity as compared to the same period in 2020.

Total return swap income of $8.1 million in the nine months ended September 30, 2021 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $224.5 million.

Interest and other income increased by $36.1 million or 284.3% to $48.8 million in income for the nine months ended September 30, 2021 compared to $12.7 million for the nine months ended September 30, 2020, primarily due to increases of $21.6 million in unrealized gains on marketable securities, $6.9 million in marketable securities and other income, $4.7 million in income from early redemption of notes receivable, and $2.4 million in gain on sale of marketable securities.

Equity income from co-investments increased by $7.2 million or 13.5% to $60.7 million for the nine months ended September 30, 2021 compared to $53.5 million for the nine months ended September 30, 2020, primarily due to increases of $14.9 million in equity income from non-core co-investments and $8.8 million in income from preferred equity investments including income from early redemptions. The increases were partially offset by decreases of $7.8 million in equity income from co-investments, $6.5 million in co-investment promote income, and $2.2 million in gain on sale of co-investment communities.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $5.4 million for the nine months ended September 30, 2021 resulted from a net unrealized gain on $18.8 million from unconsolidated co-investments.

Loss on early retirement of debt, net of $19.0 million for the nine months ended September 30, 2021 was primarily due to the early termination of the Company's five interest rate swap contracts in conjunction with the partial repayment of the Company's unsecured term debt and the early repayment of $300.0 million of senior unsecured notes.

Gain on remeasurement of co-investment of $2.3 million resulted from the Company's purchase of BEX III's 50.0% interest in The Village at Toluca Lake community in the second quarter of 2021. The gain on remeasurement of $234.7 million for the nine months ended September 30, 2020 resulted from the Company's purchase of CPPIB's 45.0% co-investment interests during the first quarter of 2020.

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

As of September 30, 2021, the Company had $49.9 million of unrestricted cash and cash equivalents and $183.1 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2021, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of September 30, 2021, the Company had two unsecured lines of credit aggregating $1.24 billion. As of September 30, 2021, there was $35.0 million outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and sustainability-linked metrics and was LIBOR plus 0.775% as of September 30, 2021. This facility is scheduled to mature in September 2025, with three 6-month extensions, exercisable at the Company's option. As of September 30, 2021, there was $7.7 million outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and sustainability-linked metrics and was LIBOR plus 0.775% as of September 30, 2021. This facility is scheduled to mature in February 2023.

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

In September 2021, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the “2021 ATM Program”). In connection with the 2021 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2021 ATM Program under forward sales agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date.

The 2021 ATM Program replaces the Company’s prior equity distribution agreement entered into in September 2018 (the “2018 ATM Program”), which was terminated upon the establishment of the 2021 ATM Program. During the nine months ended September 30, 2021, the Company did not sell any shares of its common stock through the 2021 ATM Program or through the 2018 ATM Program. As of September 30, 2021, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the nine months ended September 30, 2021, the Company repurchased and retired 40,000 shares of its common stock totaling $9.2 million, including commissions, at an average price of $229.30 per share. As of September 30, 2021, the Company had $214.5 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2021, the Company’s development pipeline was comprised of two consolidated projects under development, one unconsolidated joint venture project under development and various consolidated predevelopment projects, aggregating 571 apartment homes, with total incurred costs of $252.0 million, and estimated remaining project costs of approximately $84.0 million, $51.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $336.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of September 30, 2021, the Company had an interest in 264 apartment homes in communities actively under development with joint ventures for total estimated costs of $0.1 billion. Total estimated remaining costs are approximately $68.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $34.7 million. In addition, the Company had an interest in 9,468 apartment homes of operating communities with joint ventures for a total book value of $470.8 million as of September 30, 2021.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations related to the continued impact of the COVID-19 pandemic and related variants on the Company’s business, financial condition and results of operations and the impact of any additional measures taken to mitigate the impact of the pandemic, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, including as a result of the COVID-19 pandemic and governmental measures intended to prevent its spread, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the continued impact of the COVID-19 pandemic and related variants, which remains inherently uncertain as to duration and severity, and any additional governmental measures taken to limit its spread and other potential future outbreaks of infectious diseases or other health concerns could continue to adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2020, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic and related variants. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available to common stockholders	$118,390	$73,661	$351,680	$473,125
Adjustments:
Depreciation and amortization	130,564	130,202	387,887	395,370
Gains not included in FFO attributable to common stockholders and unitholders	(42,897)	(24,879)	(145,253)	(276,170)
Depreciation and amortization from unconsolidated co-investments	15,044	12,883	44,592	38,191
Noncontrolling interest related to Operating Partnership units	4,168	2,593	12,403	16,543
Depreciation attributable to third party ownership and other	(145)	(134)	(412)	(407)
Funds from operations attributable to common stockholders and unitholders	$225,124	$194,326	$650,897	$646,652
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.34	$2.88	$9.67	$9.53
Non-core items:
Expensed acquisition and investment related costs	108	2	164	104
Deferred tax expense on unrealized gain on unconsolidated co-investment (1)	3,041	—	5,391	1,636
Gain on sale of marketable securities	—	(91)	(2,499)	(124)
Unrealized gains on marketable securities	(7,091)	(3,288)	(23,772)	(2,215)
Provision for credit losses	(3)	3	(110)	100
Equity income from non-core co-investments (2)	(10,868)	213	(19,266)	(4,373)
Loss on early retirement of debt, net	—	19,114	18,982	23,820
Loss (gain) on early retirement of debt from unconsolidated co-investment	15	—	18	(38)
Co-investment promote income	—	—	—	(6,455)
Income from early redemption of preferred equity investments and notes receivable	—	—	(8,260)	(210)
General and administrative and other, net	252	2,510	765	5,642
Insurance reimbursements, legal settlements, and other, net	(4)	132	(190)	69
Core Funds from Operations attributable to common stockholders and unitholders	$210,574	$212,921	$622,120	$664,608
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.12	$3.15	$9.24	$9.80
Weighted average number shares outstanding, diluted (3)	67,391,333	67,495,286	67,324,087	67,837,336

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings from operations	$137,971	$128,937	$428,733	$379,510
Adjustments:
Corporate-level property management expenses	9,068	8,619	27,120	26,024
Depreciation and amortization	130,564	130,202	387,887	395,370
Management and other fees from affiliates	(2,237)	(2,347)	(6,707)	(7,312)
General and administrative	12,712	13,310	34,746	42,244
Expensed acquisition and investment related costs	108	2	164	104
Gain on sale of real estate and land	(42,897)	(22,654)	(142,993)	(39,251)
NOI	245,289	256,069	728,950	796,689
Less: Non-Same Property NOI	(22,807)	(38,308)	(67,844)	(99,957)
Same-Property NOI	$222,482	$217,761	$661,106	$696,732

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. The Company previously had five interest rate swaps that were designated as cash flow hedges of interest rate risk and were terminated as of March 31, 2021 in conjunction with the partial repayment of the Company's unsecured term debt. As of September 30, 2021, the Company also had $224.5 million of secured variable rate indebtedness.

Additionally, the Company has entered into four total return swap contracts, with an aggregate notional amount of $224.5 million that effectively convert $224.5 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at September 30, 2021. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$709	42,408	302,093	402,177	632,035	4,384,849	$5,764,271	$6,057,802
Average interest rate	3.4%	3.7%	3.4%	4.0%	3.5%	3.1%	3.2%
Variable rate debt (1)	$184	100,780	8,514	932	1,019	255,780	$367,209	$364,250
Average interest rate	1.2%	1.1%	1.0%	1.2%	1.2%	1.0%	1.0%

(1) $224.5 million is subject to total return swaps.

The table incorporates only those exposures that exist as of September 30, 2021. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2021, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2021, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2021, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2021, Essex issued an aggregate of 77,036 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP Units and DownREIT units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $15.6 million from the option exercises during the three months ended September 30, 2021 to the Operating Partnership in exchange for an aggregate of 67,743 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units and DownREIT units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended September 30, 2021, 9,293 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In December 2020, the Board of Directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As a result of the replenishment, as of September 30, 2021, the Company had $214.5 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended September 30,
2021.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
10.1*
Third Amended and Restated Revolving Credit Agreement, dated as of September 30, 2021, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.

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

Date: October 27, 2021

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 27, 2021

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 27, 2021

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 27, 2021

By: /s/ JOHN FARIAS

John Farias
Senior Vice President, Chief Accounting Officer