Form 10-K
period 2021-12-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2022-02-25
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $19,372,879,492. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on the last trading day preceding such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 23, 2022, 65,278,686 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A in connection with the 2022 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2021.

Auditor Name: KPMG LLP            Location: San Francisco, California         PCAOB ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust ("REIT"), and is the sole general partner of the Operating Partnership. As of December 31, 2021, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership's day-to-day management.

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

To help investors understand the significant differences between Essex and the Operating Partnership, this report on Form 10-K provides separate consolidated financial statements for Essex and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of stockholders' equity or partners' capital, and earnings per share/unit, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-K also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of Essex and the Operating Partnership in order to establish that the requisite certifications have been made and that Essex and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") and 18 U.S.C. §1350.

In order to highlight the differences between Essex and the Operating Partnership, the separate sections in this report on Form 10-K for Essex and the Operating Partnership specifically refer to Essex and the Operating Partnership. In the sections that combine disclosure of Essex and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and co-investments and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership. The separate discussions of Essex and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

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
2021 ANNUAL REPORT ON FORM 10-K

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
•Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations, property values or expose us to liability.
•The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases could materially and adversely affect our business, financial condition and results of operations.
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

Risks Relating to Our Indebtedness and Financings
•Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, stock price, results of operations, cash flows and financial condition. Debt financing has inherent risks.
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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. ("Essex"), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust ("REIT"). Essex owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the "Operating Partnership" or "EPLP"). Essex is the sole general partner of the Operating Partnership and as of December 31, 2021, had an approximately 96.6% general partnership interest in the Operating Partnership. In this report, the terms the "Company," "we," "us," and "our" also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast of the United States. As of December 31, 2021, the Company owned or had ownership interests in 252 operating apartment communities, aggregating 61,911 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one consolidated project and one unconsolidated joint venture project aggregating 371 apartment homes (collectively, the "Portfolio").

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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate Interests

Acquisitions are an important component of the Company’s business plan. The tables below summarize acquisition activity for the year ended December 31, 2021 ($ in millions):

For the year ended December 31, 2021, the Company purchased or increased its interests in six communities consisting of 1,033 apartment homes and two commercial properties for approximately $432.3 million.

Property Name (1)	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2021	Purchase Price
The Village at Toluca Lake (2)	Burbank, CA	145	100%	EPLP	Q2	$31.8
Martha Lake Apartments	Lynwood, WA	155	50%	Wesco VI	Q3	53.0	(3)
Monterra in Mill Creek	Mill Creek, WA	139	50%	Wesco VI	Q4	55.0	(3)
The Rexford	Fremont, CA	203	50%	Wesco VI	Q4	112.5	(3)
Silver (4)	San Jose, CA	268	58%	GR Block C	Q4	132.4	(3)
Canvas	Seattle, WA	123	100%	EPLP	Q4	47.6
Total 2021		1,033				$432.3

(1)In November 2021, the Company purchased a managing interest in a single asset entity owning a 179-unit apartment home community located in Vista, CA, for a contract price of $44.0 million, at the Company’s pro rata share.
(2) In June 2021, the Company purchased the joint venture partner's 50.0% membership interest in the BEX III, LLC co-investment that owned The Village at Toluca Lake based on a property valuation of $63.5 million. In conjunction with the acquisition, $29.5 million of mortgage debt that encumbered the property was paid off.
(3)    Represents the contact price for the entire property, not the Company’s share.
(4)    In November 2021, the Company converted its existing $11.0 million preferred equity investment in Silver into a 58.0% equity ownership interest in the property. Based on a consolidation analysis, the Company accounts for this investment under the equity method investment.

For the year ended December 31, 2021, the Company purchased two fully-leased commercial properties for approximately $86.0 million.

Property Name	Location	Ownership	Quarter in 2021	Purchase Price
7 South Linden	South San Francisco, CA	EPLP	Q3	$33.5
Third & Broad	Seattle, WA	EPLP	Q3	52.5
Total 2021				$86.0

Dispositions of Real Estate

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all of its communities and sells those which no longer meet its strategic criteria. The Company may use the capital generated from the dispositions to invest in higher-return communities, other real estate investments or to fund other commitments. The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will their sale materially affect its ongoing operations. In general, the Company seeks to offset the dilutive impact on long-term earnings and funds from operations from these dispositions through the positive impact of reinvestment of proceeds.

For the year ended December 31, 2021, the Company sold four communities consisting of 912 apartment homes for approximately $330.0 million.

Property Name	Location	Apartment Homes	Ownership	Quarter in 2021	Sales Price (in millions)
Hidden Valley	Simi Valley, CA	324	EPLP	Q1	$105.0	(1)
Park 20	San Mateo, CA	197	EPLP	Q1	113.0	(2)
Axis 2300	Irvine, CA	115	EPLP	Q1	57.5	(3)
Devonshire Apartments	Hemet, CA	276	EPLP	Q3	54.5	(4)
Total 2021		912			$330.0

(1)    The Company recognized a $69.2 million gain on sale. In conjunction with the sale, the Company repaid $29.7 million of mortgage debt that encumbered the property.
(2)    The Company recognized an immaterial gain on sale.
(3)    The Company recognized a $30.8 million gain on sale.
(4)    The Company recognized a $42.9 million gain on sale.

Development Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2021, the Company's development pipeline was comprised of one consolidated project under development and one unconsolidated joint venture project under development aggregating 371 apartment homes, with total incurred costs of $156.0 million, and estimated remaining project costs of approximately $61.0 million, $32.6 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $217.0 million.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2021, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2021
		Essex	Estimated	Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Consolidated
Station Park Green - Phase IV	San Mateo, CA	100%	107	$91	$94
Total Development Projects - Consolidated			107	91	94
Development Projects - Joint Venture
Scripps Mesa Apartments (2)	San Diego, CA	51%	264	44	102
Total Development Projects - Joint Venture			264	44	102
Predevelopment Projects - Consolidated
Other Projects	Various	100%	—	21	21
Total - Consolidated Predevelopment Projects			—	21	21
Grand Total - Development and Predevelopment Pipeline			371	$156	$217

(1)Includes costs related to the entire project, including both the Company's and joint venture partners' costs. Includes incurred costs and estimated costs to complete these development projects. For predevelopment projects, only incurred costs are included in estimated costs.
(2)Incurred project cost and estimated project cost are net of a projected value for low income housing tax credit proceeds and the value of the tax-exempt bond structure.

Long Term Debt

During 2021, the Company made regularly scheduled principal payments and loan payoffs of $3.5 million to its secured mortgage notes payable at an average interest rate of 2.9%.

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

Bank Debt

As of December 31, 2021, Moody’s Investor Service and Standard and Poor's ("S&P") credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

At December 31, 2021, the Company had two unsecured lines of credit aggregating $1.24 billion. The Company's $1.2 billion credit facility had an interest rate of LIBOR plus 0.775%, with a scheduled maturity date in September 2025 with three 6-month extensions, exercisable at the Company's option. The Company's $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.775%, with a scheduled maturity date in February 2023.

Equity Transactions

In September 2021, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the “2021 ATM Program”). In connection with the 2021 ATM Program, the Company may also enter into related forward sale agreements, and may sell shares of its common stock pursuant to these agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date should the Company elect to settle such forward sale agreement, in whole or in part, in shares of its common stock.

The 2021 ATM Program replaces the Company’s prior equity distribution agreement entered into in September 2018 (the “2018 ATM Program”), which was terminated upon the establishment of the 2021 ATM Program. During the year ended December 31, 2021, the Company did not issue any shares of common stock through the 2021 ATM Program or through the 2018 ATM Program. As of December 31, 2021, there were no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.

During the year ended December 31, 2021, the Company repurchased and retired 40,000 shares totaling $9.2 million, including commissions. As of December 31, 2021, the Company had $214.5 million of purchase authority remaining under its $250.0 million stock repurchase plan.

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

HUMAN CAPITAL MANAGEMENT

Company Overview and Values

The Company is headquartered in San Mateo, CA, and has regional offices in Woodland Hills, CA; Irvine, CA and Bellevue, WA. As of December 31, 2021, the Company had 1,757 employees, ninety-nine percent (99%) of which were full-time employees, and of which 1,382 employees worked in operations and 375 were employed in the corporate offices. The Company's mission is to create quality communities in premier locations and it is critical to the Company's mission that it attracts, trains and retains a talented and diverse team by providing a better place to work and significant opportunities for professional growth. The Company's culture supports its mission and is guided by its core values: to act with integrity, to care about what matters, to do right with urgency, to lead at every level and to seek fairness. The Company seeks to reinforce those values within its workforce.

Workplace Diversity

The Company believes it has one of the most diverse workforces among its peers in the real estate industry. The Company believes that its robust and integrated diversity, equity, and inclusion strategy, which utilizes training programs, employee committees, and executive sponsorships to strengthen and promote diversity, equal opportunity, and fair treatment for all Company associates. As of December 31, 2021, the Company's workforce was approximately 43% Hispanic or Latino, 29% White, 12% Asian, 8% Black or African American, 1% Native Hawaiian or other Pacific Islander, 1% American Indian or Alaska Native, and 5% two or more races. 1% of employees chose to not disclose their race. As of December 31, 2021, the Company's workforce was 42% female and 58% male, of which corporate associates were 56% female and on-site operational associates were 38% female. The Company had 308 females in positions of manager or higher, representing 65% of managerial positions. Additionally, 50% of the Company’s executive officers are female and 56% of the Company’s senior executives are female. The tables below detail the Company's gender representation by position and the age diversity of its workforce.

The Company has a Diversity, Equity, and Inclusion ("DEI") Committee which directs the overarching goal setting, implementation, and follow-up for DEI initiatives and whose chairperson reports directly to the CEO on the Committee’s activities. The Company supports the employee-led affinity groups, Women at Essex and the LGBTQ+ focused Rainbow Alliance, which foster a sense of community and inclusion for a diverse mix of associates at the Company through discussions and activities that are intended to engage, educate, enable, and empower the Company's employees. All associates are offered training aimed at preventing workplace harassment, including harassment based on age, gender or ethnicity, and all managers are required to complete harassment training. In 2021, the Company provided 2,878 hours of training for all its employees covering the foundations of DEI and awareness of unconscious bias in the workplace.

The Company is committed to pay equity and conducts a pay equity analysis on an annual basis. The Company's pay equity analysis for 2021 indicated a zero percent (0%) pay gap between men and women.

Gender Representation by Position (1)	December 31, 2021
	Male # (2)	Female # (2)	Male %	Female %
Corporate - Top Executives, VPs, Assistant VPs, Directors, & Managers	70 (3)	66 (3)	51%	49%
Corporate - Below manager position	94	145	39%	61%
Field - Regional Directors/Managers, Community Managers and Assistant Managers	96	242	28%	72%
Field - Leasing Specialists, Leasing Managers, Relationship Reps, Bookkeepers	119	194	38%	62%
Field - Maintenance Supervisors and Techs	534	10	98%	2%
Field - Porter, Landscaper, Painter, Security Guard, Amenities Attendant	103	82	56%	44%
(1) Table excludes two employees that did not declare gender.
(2) Gender is labeled as how respondents elected to be self-identified.
(3) Includes one Field - VP Property Management position that oversees Operations.

Total Workforce by Age Group	December 31, 2021
	#	%
<= 25	172	10%
26-35	534	30%
36-45	417	24%
46-55	349	20%
56-65	248	14%
> 65	37	2%

Training and Development

The Company values leadership at every level and demonstrates such value with respect to its associates by providing opportunities for all associates to develop personal and professional skills and by offering programs to encourage employee retention and advancement. In 2021, over 36,000 hours of training and development programs were provided to associates, with our investment in training totaling almost $375,000. These programs include: leadership training, communication training, individual learning plans, Community Manager and Maintenance Manager training, and mentorship programs. Additionally, the Company provides its associates with outside educational benefits by offering an annual $3,000 tuition reimbursement to further support professional growth. To identify, retain and reward top performers, the Company offers a tenure program, which involves a cash gift for every five years of service, as well as excellence awards and a spot bonus recognition program to reward associates for good teamwork, good ideas and good service. The Company encourages internal promotions and hiring for open positions. In 2021, the Company promoted 16% of its employees to higher positions in the Company. Additionally, the Company engages in succession planning for its leadership and managerial positions and its executive team identifies and mentors the Company's top talent in order to ensure strong leadership at the Company for the future.

Employee Well-Being

The Company's compensation and benefits program and safety practices further reinforce its commitment to investing in the well-being of its associates while ensuring that its employees are fairly incentivized to ensure fulfillment of the Company’s mission. The Company offers competitive compensation and a standard suite of benefits, including health insurance, a retirement plan with a $6,000 annual matching potential benefit, life and disability coverage, and commuter benefits.

Additionally, the Company offers a housing discount for associates that live at Company communities, and additionally offers retirement support, associate discount programs, and health benefit credits for participation in wellness programs. In 2021, the Company revised its wellness program to ensure associates had increased ability to rest and recharge including additional days off and resources to encourage physical, mental, and financial well-being. The Company engages in an annual compensation study to ensure that its compensation is aligned with market standards and that the Company is appropriately compensating its top performers.

Providing a safe working environment and ensuring employee safety is imperative to the Company. The Company has safety policies in place that coincide with an Injury & Illness Prevention Program, which seeks to prevent workplace accidents and protect the health and safety of the Company's associates. In 2021, the Company provided safety training to Community Managers, Maintenance Supervisors, and Maintenance Technicians on topics including Industrial Safety and Health, Confined Space Awareness, Electrical Safety and Protection, Active Shooter Event, Fire Extinguishing, Safety Data Sheets, Safe Lifting the E-Way, Ladder Safety, and Heat Stress in the Workplace.

As an essential business operating in 2021, the Company's on-site teams supported its residents by providing administrative, operational and maintenance assistance during the COVID-19 pandemic. Since the beginning of the COVID-19 pandemic, in order to best protect and support the Company's associates working on-site, the Company and its affiliates spent over $5.0 million on new COVID-19 related protocols and other costs. The Company undertook various COVID-19 safety measures, including implementing work from home where possible, purchasing personal protective equipment and establishing physical distancing and other health safety procedures for its on-site employees, providing paid leave to employees affected by COVID-19, increasing cleaning protocols at its sites and offices, prohibiting all non-essential work-related travel, requiring masks to be worn at all offices and when entering resident homes, and providing regular communication about COVID-19 impacts and protocols to its associates. Keeping the Company's associates healthy and safe continues to be critical, and the Company hopes its actions contributed toward minimizing the impact of the COVID-19 pandemic.

Community and Social Impact

The Company believes volunteering can create positive change in the communities where our associates live and work and that the Company's commitment to giving back helps it attract and retain associates. The Company's Volunteer Program is aimed at supporting and encouraging eligible associates to become actively involved in their communities through the Company's support of charity initiatives and offering paid hours for volunteer time. Additionally, in 2020 the Company established the Essex Cares program to provide direct aid to the Company’s residents, associates, and local communities. The programs created within Essex Cares provide assistance for in-need segments of the community, including those who have experienced financial hardships caused by the COVID-19 pandemic.

Employee Engagement

In order to engage and promote communication with our associates and solicit meaningful feedback on our efforts to create a positive work environment, the Company issues engagement pulse surveys to all associates annually. The results of the 2021 survey indicate that 94% of surveyed associates consider that their day-to-day work directly impacts the Company’s mission and vision, 94% believe that their opinions and ideas matter at Essex, and 94% feel that the Company supports diversity, equity and inclusion in the workplace.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and property losses. As of December 31, 2021, PWI had cash and marketable securities of approximately $198.1 million, and is consolidated in the Company's financial statements.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2022.

The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates, stock price, and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

As a real estate owner and operator, we are subject to various federal, state and local environmental laws, regulations and ordinances and may be subject to liability and the costs of removal or remediation of certain potentially hazardous materials that may be present in our communities. See the discussion under the caption, "Risks Related to Real Estate Investments and Our Operations - The Company’s Portfolio may have environmental liabilities" in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations, which discussion is incorporated by reference into this Item 1.

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
Risks Related to Our Real Estate Investments and Operations

General real estate investment risks may adversely affect property income and values. Real estate investments are subject to a variety of risks. If the communities and other real estate investments, including development and redevelopment properties, do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders will be adversely affected. Income from the communities may be further adversely affected by, among other things, the following factors, in addition to the other risk factors listed in this Item 1A:
•changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers, changing demographics, increased worker locational flexibility from teleconferencing and video-conferencing technology, and other events negatively impacting local employment rates. wages and the local economy;
•local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;
•adverse economic, regulatory, or market conditions due to the COVID-19 pandemic leading to (1) a temporary or permanent move by tenants and/or prospective tenants from locations in which our communities are located, (2) increased costs or government limitations on revenue, and/or (3) delinquency due to various eviction moratoria;
•inflationary environments in which the costs to operate and maintain communities increase at a rate greater than our ability to increase rents, or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases; and
•the appeal and desirability of our communities to tenants, including, without limitation, the size and amenity offerings of our apartment homes, the safety and convenience of their locations, our technology offerings and our ability to identify and cost effectively implement new, relevant technologies,.
Short-term leases expose us to the effects of declining market rents, and the Company may be unable to renew leases or relet units as leases expire. If the Company is unable to promptly renew the in place short-term leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected. With these short-term leases, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

National and regional economic environments can negatively impact the Company’s liquidity and operating results. The Company’s forecast for the national economy assumes growth of the GDP of the national economy and the economies of the west coast states. In the event of a recession or other negative economic effects the Company could incur reductions in rental and occupancy rates, property valuations and increases in operating costs such as advertising and turnover expenses. Any such recession or similar event may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not experience increases in their income, they may be unable or unwilling to pay rent increases, and delinquencies in rent payments and rent defaults may increase.

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations, property values or expose us to liability. The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, governmental emergency orders, laws benefiting disabled persons, including, without limitation, the Americans with Disabilities Act of 1990, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing, including, without limitation, the Fair Housing Amendment Act of 1988, or that are generally applicable to the Company's business and operations. Noncompliance with laws could expose the Company to liability, including fines to government authorities or damage awards to private litigants, reduced income or increased costs in order to comply with such requirements. These requirements may change, or new requirements may be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures to address noncompliance.

Rent control or rent stabilization laws, and new such laws that may be implemented, and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could reduce the value of our communities or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community. Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such communities.

The COVID-19 pandemic, or the future outbreak of other highly contagious diseases, could materially affect our business, financial condition and results of operations. Uncertainty still surrounds COVID-19, and the potential short-term and long-term effects, including but not limited to shifts in consumer housing demand based on geography, affordability, housing type and unit type, mainly resulting from the paradigm shift of work culture, as well as economic uncertainty, volatility and increased regulation. As a result, our ability to make distributions to Essex’s stockholders and the Operating Partnership’s unitholders may be compromised and we could experience volatility with respect to the market value of our properties and common stock and Operating Partnership units. In some cases, we are subject to eviction moratoria or may be legally required to or otherwise agree to restructure tenants’ rent obligations and may not be able to do so on terms as favorable to us as those currently in place. Furthermore, various city, county and state laws restricting rent increases in times of emergency have come into effect in connection with the COVID-19 pandemic, and numerous state, local, federal and industry-initiated efforts have and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations or prohibitions on evicting tenants unwilling or unable to pay rent and prohibitions on the ability to collect unpaid rent during certain timeframes. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property and have limited ability to renew existing leases or sign new leases at projected rents.

Our properties may also incur significant costs or losses related to legislative mandates which may result in a negative impact on our occupancy levels. For example, many companies initially required, and now are continuing to allow or require, employees to “work from home” for an extended period of time, causing some tenants to move away from the urban centers temporarily or permanently. Some businesses many have permanently closed due to deteriorating economic conditions, which has contributed to the temporary, or possibly permanent, deterioration of neighborhoods in and around some of our urban communities, which may be further worsened by increases in homelessness and crime. There may also be an increased risk of material litigation due to the effects of the COVID-19 pandemic, including litigation brought by our residents or employees.

Market fluctuations as a result of the COVID-19 pandemic may affect our ability to obtain necessary funds for our operations, acquisitions, or re-financings. In addition, macro-economic factors have caused some worker shortages and construction delays which could increase costs and lower profitability. Market fluctuations and construction delays experienced by the Company’s third-party mezzanine loan borrowers and preferred equity investment sponsors may also negatively impact their ability to repay the Company. Further, while the Company carries general liability, pollution, and property insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with the COVID-19 pandemic, given the novelty of the issue and the scale of losses incurred throughout the world, there is no guarantee that we will be able to recover all or any portion of our losses and costs under these policies. We may be additionally impacted by changes in legislation relating to insurance coverages with respect to the pandemic, including, but not limited to, workers’ compensation. The occurrence of any of the foregoing events or any other related matters could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company intends to continue to acquire apartment communities. However, there are risks that acquisitions will fail to meet the Company’s expectations. The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate. In addition, following an acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown or contingent liabilities, which could ultimately lead to material costs for us that we did not expect to incur and for which the Company may have no recourse, or only limited recourse, against the sellers due to limited and no indemnification requirements for a breach of representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment communities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our business, financial condition and results of operations. The Company expects to finance future acquisitions under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or joint ventures or additional equity by the Company. The use of equity financing for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects. The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations, and redevelopment projects as existing properties owned or recently acquired that have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. As of December 31, 2021, the Company had one consolidated development project and one unconsolidated joint venture development project comprised of 371 apartment homes for an estimated cost of $217.0 million, of which $61.0 million remains to be expended, and $32.6 million is the Company's share.
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
The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the year ended December 31, 2021, from the Company’s communities concentrated in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2021, 83% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. Factors that may adversely affect local market and economic conditions include regional specific acts of nature (e.g., earthquakes, fires, floods, etc.) and those other factors listed in the risk factor titled “General real estate investment risks may adversely affect property income and values” and elsewhere in this Item 1A.

Because the Company’s communities are geographically concentrated, the Company is exposed to greater economic concentration risks than if it owned a more geographically diverse portfolio. The Company is susceptible to adverse developments in California and Washington economic and regulatory environments, such as increases in real estate and other taxes, and increased costs of complying with governmental regulations. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for the Company’s communities. California has also experienced increased relocation out of the state. Any adverse developments in the economy or real estate markets in California or Washington, or any decrease in demand for the Company’s communities resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations.

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Our real estate taxes in Washington could increase as a result of property value reassessments or increased property tax rates in that state. A California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Proposition 13, property tax reassessment generally occurs as a result of a "change in ownership" of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a "change in ownership" or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property, increase the permitted annual real estate tax increases, and/or introduce split tax roll legislation. Such initiatives, if successful, could increase the assessed value and/or tax rates applicable to commercial property in California, including our apartment communities. Further, changes in U.S. federal tax law could cause state and local governments to alter their taxation of real property.

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

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting tenants. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which our communities are located. Competitive housing in a particular area and fluctuations in cost of owner-occupied single- and multifamily homes caused by a decrease in housing prices, mortgage interest rates and/or government programs to promote home ownership or create additional rental and/or other types of housing, or an increase in desire for more space due to work from home needs or increased time spent at home, could adversely affect the Company’s ability to retain its tenants, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other companies, REITs, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in prices and costs of apartment communities that the Company acquires and/or develops.

Investments in mortgages, mezzanine loans, subordinated debt, other real estate, and other marketable securities could adversely affect the Company’s cash flow from operations. The Company may purchase or otherwise invest in securities issued by entities which own real estate and/or invest in mortgages or unsecured debt obligations. Such mortgages may be first, second or third mortgages, and these mortgages and/or other investments may not be insured or otherwise guaranteed. The Company may make or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity or entities that owns the interest in the entity owning the property. In general, investing in mortgages may pose some risk, including but not limited to the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses; the borrower may not pay indebtedness under the mortgage when due, requiring the Company to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed; that interest rates payable on the mortgages may be lower than the Company’s cost of funds; in the case of junior mortgages, that foreclosure of a senior mortgage could eliminate the junior mortgage; delays in the collection of principal and interest if a borrower claims bankruptcy; possible senior lender default or overconcentration of senior lenders in portfolio; and unanticipated early prepayments may limit the Company’s expected return on its investment. If any of the above were to occur, it could adversely affect the Company’s cash flows from operations.

The Company’s ownership of co-investments, including joint ventures and joint ownership of communities, its ownership of properties with shared facilities with a homeowners' association or other entity, its ownership of properties subject to a ground lease and its preferred equity investments and its other partial interests in entities that own communities, could limit the Company’s ability to control such communities and may restrict our ability to finance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated. The Company has entered into, and may continue in the future to enter into, certain co-investments, including joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. As of December 31, 2021, the Company had, through several joint ventures, an interest in 10,257 apartment homes in stabilized operating communities for a total book value of $565.3 million.

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

From time to time, the Company, through the Operating Partnership, makes certain co-investments in the form of preferred equity investments in third-party entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. With preferred equity investments and certain other co-investments, the Operating Partnership’s interest in a particular entity is typically less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such co-investment may be limited. The Operating Partnership may not be able to dispose of its interests in such co-investment. In the event that such co-investment or the partners in such co-investment become insolvent or bankrupt or fail to develop or operate the property in the manner anticipated and expected, the Operating Partnership may not receive the expected return in its expected timeframe or at all and may lose up to its entire investment in, and any advances to, the co-investment. Additionally, the preferred return negotiated on these co-investments may be lower than the Company's cost of funds. The Company may also incur losses if any guarantees or indemnifications were made by the Company.

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

Also, from time to time, the Company invests in properties which may be subject to certain shared facilities agreements with homeowners’ associations and other entities and/or invests in properties subject to ground leases where a subtenant may have certain similar rights to that of a party under such a shared facilities agreement and the Company’s ability to control expenditures, make necessary repairs and control certain decisions may adversely affect the Company's business, financial condition and results of operations.

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

The Company may not be able to lease its retail/commercial space consistent with its projections or at market rates. The Company has retail/commercial space in its portfolio, which represents approximately 2% of our total revenue. We may not be able to lease new space for rents that are consistent with our projections or at market rates, and the longer-term leases for existing space could result in below market rents over time. Also, when leases for our existing retail/commercial space expire, the space may not be relet on a timely basis, or at all, or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms.

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

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed in a timely manner. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on tenants of the affected property, however, no assurance can be provided that the Company has identified and responded to all mold occurrences.

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
Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas, particularly in the Southern California coastal areas. Methane is a non-toxic gas, but is flammable and can be explosive at sufficient concentrations when in confined spaces and exposed to an ignition source. Naturally-occurring methane gas is regulated at the state and federal level as a greenhouse gas but is not otherwise regulated as a hazardous substance; however, some local governments, such as Los Angeles County, require that new buildings constructed in areas designated methane gas zones install detection and/or venting systems. Radon is also a naturally-occurring gas that is found below the surface and can pose a threat to human health requiring abatement action if present in sufficient concentration within occupied areas. The Company cannot assure that it will not be adversely affected by costs related to its compliance with methane or radon gas related requirements or litigation costs related to methane or radon gas. However, the Company is unaware of any pending or threatened alleged claim resulting from such matters which would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company may incur general uninsured losses or may experience market conditions that impact the procurement of certain insurance policies. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, fires and floods that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses for some of the communities in its portfolio. As of December 31, 2021, PWI, which is consolidated in the Company's financial statements, had cash and marketable securities of approximately $198.1 million. The value of the marketable securities of PWI could decline and adversely affect PWI’s ability to cover all or any portion of the amount of any insured losses.

All of our communities are located in areas that are subject to earthquake activity. The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and property vulnerability analyses based on structural evaluations by seismic consultants. The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to seismic events, by considering available funds and coverages provided by PWI and/or, in some cases, by purchasing seismic insurance. Purchasing seismic insurance coverage can be costly and such seismic insurance is in limited supply. As a result, the Company may experience a shortage in desired coverage levels if market conditions are such that insurance is not available, or not economically practical. The Company may purchase limited earthquake insurance for certain high-density properties and, in most cases, properties owned by the Company's co-investments.

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

Climate change may adversely affect our business. To the extent that climate change does occur, we may experience extreme weather and changes in precipitation, temperature and wild fire exposure, all of which may result in physical damage or a decrease in demand for our communities located in these areas or affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected, and may negatively impact the types and pricing of insurance the Company is able to procure.

Our properties are located along the West Coast of the United States. To the extent climate change causes changes in weather patterns, the regions where our communities are located could experience increases in storm intensity, wild fires, rising sea levels and/or drought frequency. Over time, such conditions could result in reduced demand for housing in areas where our communities are located and increased costs related to further developing our communities to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance.

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

Adverse changes in laws may adversely affect the Company's liabilities and/or operating costs relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to tenants or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to Essex's stockholders or the Operating Partnership's unitholders and pay amounts due on its debts. Additionally, ongoing political volatility may increase the likelihood of significant changes in laws, such as repeal of Proposition 13, that could affect the Company's overall strategy. Changes in laws increasing the potential liability of the Company and/or its operating costs on a range of issues, including those regarding potential liability for other environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, including without limitation, those related to structural or seismic retrofit or more costly operational safety systems and programs, which could have a material adverse effect on the Company.

Failure to succeed in new markets may limit the Company’s growth. The Company may make acquisitions or commence development activity outside of its existing market areas if appropriate opportunities arise. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include but are not limited to an inability to evaluate accurately local apartment market conditions and local economies; an inability to identify appropriate acquisition opportunities or to obtain land for development; an inability to hire and retain key personnel; and lack of familiarity with local governmental and permitting procedures.

Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations. We also provide tenants with reliable services, including water and electric power, along with the consistent operation of our communities, including a wide variety of amenities such as covered parking, pools, gyms, playgrounds, and similar features.

Public utilities, especially those that provide water and electric power, are fundamental for the consistent operation of our communities. The delayed delivery or any prolonged interruption of these services may cause tenants to terminate their leases or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including government mandated closures, mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism or similar events. Such events may also expose us to additional liability claims and damage our reputation and brand and could cause tenants to terminate or not renew their leases, or prospective tenants to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could adversely affect our business, financial condition and results of operations.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business and financial condition. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. Our business requires us, including some of our vendors, to use and store personally identifiable and other sensitive information of our tenants and employees. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. The Company endeavors to comply with all such laws and regulations, including by providing required disclosures, promptly responding to consumer requests for data, and seeking vendor compliance with applicable privacy and information security laws. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

Although we have taken steps to abide by privacy and security laws, and to protect the security of our information systems and maintain confidential tenant, prospective tenant and employee information, the compliance and security measures put in place by the Company, and such vendors, cannot guarantee perfect compliance or provide absolute security, and the Company and our vendors' compliance systems and/or information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents, including, ransom of data, such as, without limitation, tenant and/or employee information, due to employee error, malfeasance, or other vulnerabilities. Any such incident could compromise the Company’s or such vendors’ networks (or the networks or systems of third parties that facilitate the Company’s or such vendors’ business activities), and the information stored by the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets, or other harm. Moreover, if there is a compliance failure, or if a data security incident or breach affects the Company’s systems or such vendors’ systems, whether through a breach of the Company’s systems or a breach of the systems of third parties, or results in the unauthorized release of personally identifiable information, the Company’s reputation and brand could be materially damaged, which could increase our costs in attracting and retaining tenants, and other serious consequences may result. Such potential other consequences include, without limitation, that the Company may be exposed to a risk of litigation, including, without limitation, government enforcement actions, private litigation or criminal penalties; and that the Company may be exposed to a risk of loss including, without limitation, loss related to the fact that agreements with such vendors, or such vendors’ financial condition, may not allow the Company to recover all costs related to a cyber breach for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition.

Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. We maintain cyber risk insurance which may provide some coverage for certain risks arising out of cyber breaches. However, there can be no assurance that our cyber risk insurance will be sufficient in the event of a cyber incident.

In the future, the Company may expend additional resources to continue to enhance the Company’s information security measures to investigate and remediate any information security vulnerabilities and/or to further ensure compliance with privacy and information security laws. Despite these steps, there can be no assurance that the Company will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, or that any such incident will be discovered in a timely manner. Any failure in or breach of the Company’s information security systems, those of third party service providers, or a breach of other third party systems that ultimately impacts the operational or information security systems of the Company as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing are increasing in sophistication and are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.

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
Risks Related to Our Indebtedness and Financings

Capital and credit market conditions and volatility may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, stock price, results of operations, cash flows and financial condition. Our current balance sheet, the debt capacity available on the unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers such as Fannie Mae and Freddie Mac provide some insulation from volatile capital markets. We primarily use external financing, including sales of debt and equity securities, to fund acquisitions, developments, and redevelopments and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or distributing less than 100% of our REIT taxable income. In general, to the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing without a corresponding change to investment cap rates) the Company’s ability to make acquisitions, develop or redevelop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely affected, which would impact the Company's financial standing and related credit rating. In addition, if our ability to obtain financing is adversely affected, the Company’s stock price may be adversely affected, and we may be unable to satisfy scheduled maturities on existing financing through other sources of our liquidity, which, in the case of secured financings, could result in lender foreclosure on the apartment communities securing such debt.

Debt financing has inherent risks. At December 31, 2021, the Company had approximately $6.3 billion of indebtedness (including $565.6 million of variable rate indebtedness). Where appropriate, the Company intends to continue to use leverage to increase the rate of return on the Company’s investments and to provide for additional investments that the Company could not otherwise make. The Company is subject to the risks normally associated with debt financing, including, but not limited to cash flow may not be sufficient to meet required payments of principal and interest and the REIT distribution requirements of the Code; inability to renew, repay, or refinance maturing indebtedness on encumbered apartment communities on favorable terms or at all, possibly requiring the Company to sell a property or properties on disadvantageous terms; inability to comply with debt covenants could trigger cash management provisions limiting our ability to control cash flows, cause defaults, or an acceleration of maturity dates; and paying debt before the scheduled maturity date could result in prepayment penalties. Any of these risks might result in losses that could have an adverse effect on the Company and its ability to make distributions to

Essex's stockholders or the Operating Partnership's unitholders and pay amounts due on its debt. Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. There is a risk that we may not be able to refinance existing indebtedness or that a refinancing will not be done on as favorable terms, which in either case could have an adverse effect on our financial condition, results of operations and cash flows.

As of December 31, 2021, the Company had 12 consolidated communities encumbered by debt. With respect to such communities, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and, if debt payment obligations are not met, lenders may seek foreclosure of communities, or may appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies which would reduce the Company’s income and net asset value, and its ability to service other debt. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements.

Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. At December 31, 2021, the Company had approximately $224.4 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. If the compliance requirements of the tax-exempt financing restrict our ability to increase our rental rates to low or moderate income tenants, or eligible/qualified tenants, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweigh any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to decrease its rental rates to attract tenants who satisfy the median income test. If the Company does not reserve the required number of apartment homes for tenants satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Notwithstanding the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below market rent requirements imposed by local authorities in connection with the original development of the community.

The indentures governing our notes and other financing arrangements contain restrictive covenants that limit our operating flexibility. The indentures that govern our publicly registered notes contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interests, including restrictions on our ability to consummate a merger, consolidation or sale of all or substantially all of our assets; and incur additional secured and unsecured indebtedness. The instruments governing our other unsecured indebtedness require us to meet specified financial covenants, including covenants relating to net worth, fixed charge coverage, debt service coverage, the amounts of total indebtedness and secured indebtedness, leverage and certain investment limitations. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these provisions and those contained in the indentures governing the notes, may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants, including those contained in our indentures, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may materially adversely affect us. The interest rate on certain of the Company’s secured and unsecured debt obligations, including the Company’s two unsecured lines of credit, is based on the LIBOR. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. On March 5, 2021, the United Kingdom regulator confirmed its intentions to cease the publication of the one week and two month U.S. dollar LIBOR immediately following the December 31, 2021 publications, and the remaining U.S. dollar LIBOR tenors immediately following the June 30, 2023 publications. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom, the United States or elsewhere. Any changes in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in LIBOR. If a published U.S. dollar LIBOR rate is unavailable after June 2023, the interest rates on certain of the Company’s debt obligations could change. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition and results of operations.

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

A downgrade in the Company's investment grade credit rating could materially and adversely affect its business and financial condition. The Company plans to manage its operations to maintain its investment grade credit rating with a capital structure consistent with its current profile, but there can be no assurance that it will be able to maintain its current credit ratings. Any downgrades in terms of ratings or outlook by any of the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on its financial condition, results of operations and liquidity, as well as the Company's stock price.

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

Risks Related to Personnel
The Company depends on its personnel, whose continued service is not guaranteed. The Company’s success depends on its ability to attract, train and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the departure of any of the Company’s key personnel could have an adverse effect on the Company. While the Company engages in regular succession planning for key positions, the Company’s plans may be impacted and therefore adjusted due to the departure of any key personnel. Additionally, the Company must continue to recruit and train qualified operational staff at its properties. While the Company offers competitive pay and benefits, it may be difficult to appropriately staff our properties in a highly competitive job market.

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

The influence of executive officers, directors, and significant stockholders may be detrimental to holders of common stock. As of December 31, 2021, Mr. Marcus wholly or partially owned approximately 1.9 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships, indirectly held shares of common stock). Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.
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
Our related party guidelines may not adequately address all of the issues that may arise with respect to related party transactions. The Company has adopted "Related Party Transaction Approval Process Guidelines" that provide generally that any transaction in which a director or executive officer has an interest must have the prior approval of the Audit Committee of Essex’s Board of Directors. The review and approval procedures in these guidelines are intended to determine whether a particular related party transaction is fair, reasonable and serves the interests of the Company’s stockholders. Pursuant to these guidelines, related party transactions have been approved from time to time. There is no assurance that this policy will be adequate for determining whether a particular related party transaction is suitable and fair for the Company. Also, the policy’s procedures may not identify and address all the potential issues and conflicts of interests with a related party transaction.

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

Risks Related to Taxes and Status as a REIT

Failure to generate sufficient rental revenue or other liquidity needs and impacts of economic conditions could limit cash flow available for dividend distributions, as well as the form and timing of such distributions, to Essex's stockholders or the Operating Partnership's unitholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community. The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.

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

The Maryland Business Combination Act may delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the Company's stock or otherwise be in the best interest of our stockholders. Under the Maryland General Corporation Law, certain "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock of the corporation. The law also requires a two supermajority stockholder votes for such transactions. This means that the transaction must be approved by at least 80% of the votes entitled to be cast by holders of outstanding voting shares; and two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

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

The Company’s Charter and Bylaws as well as Maryland General Corporation Law also contain other provisions that may impede various actions by stockholders without approval of Essex’s Board of Directors, and that in turn may delay, defer or prevent a transaction, including a change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company’s stockholders. Those provisions include, among others, directors may be removed by stockholders, without cause, only upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of the directors, and with cause, only upon the affirmative vote of a majority of the votes entitled to be cast generally in the election of the directors; Essex’s Board of Directors can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors and Essex's Board of Directors can classify the board such that the entire board is not up for re-election annually; stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

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

The Company’s ownership of taxable REIT subsidiaries ("TRSs") is subject to certain restrictions, and it will be required to pay a 100% penalty tax on certain income or deductions if transactions with the Company’s TRSs are not conducted on arm’s length terms. The Company has established several TRSs. The TRSs must pay U.S. federal income tax on their taxable income as a regular C corporation. While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurances that it will successfully achieve that result. Furthermore, the Company may be subject to a 100% penalty tax, to the extent dealings between the Company and its TRSs are not deemed to be arm’s length in nature. The Company intends that its dealings with its TRSs will be on an arm’s length basis. No assurances can be given, however, that the Internal Revenue Service will not assert a contrary position.

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

The tax imposed on REITs engaging in "prohibited transactions" may limit the Company’s ability to engage in transactions which would be treated as sales for federal income tax purposes. From time to time, the Company may transfer or otherwise dispose of some of its properties. Under the Code, unless certain exceptions apply, any gain resulting from transfers of properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax from the gain on the sale of the community, which could potentially adversely impact our status as a REIT unless we own the community through one of our TRSs. Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction, and the Company’s ability to retain proceeds from real property sales may be jeopardized.

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

General Risks

We may from time to time be subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our reputation, our results of operations and cash flow, expose us to increased risks that would be uninsured.

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
•terrorist activity, armed conflict or geopolitical impacts adversely affecting the markets in which the Company’s securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending;
•hazards such as natural disasters like earthquakes, wildfires, landslides or flooding; terrorism; an active shooter at a property or corporate office; an incident involving multiple key members of the executive team; or an epidemic or pandemic;

•changes in public policy and tax law; and
•those other factors discussed in this Item 1A.

Many of the factors listed above are beyond the Company’s control. These factors may cause the market price of shares of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could be dilutive to current stockholders and adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company could issue and sell common stock, preferred stock and convertible debt securities, including pursuant to its equity distribution program. In 2021, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus. Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock. Additionally, the perception that such issuances might occur could adversely affect the market price of the common stock.

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

Our score or rating by proxy advisory firms or other corporate governance consultants advising institutional investors could have an adverse effect on the perception of our corporate governance, and thereby negatively impact the market price of our common stock. Various proxy advisory firms and other corporate governance consultants advising institutional investors provide scores or ratings of our governance measures, nominees for election as directors, executive compensation practices, environmental, social and governance (“ESG”) matters, and other matters that may be submitted to stockholders for consideration at our annual meetings. From time to time certain matters that we propose for approval may not receive a favorable score or rating, or may result in a recommendation against the nominee or matter proposed. These unfavorable scores or ratings may lead to rejected proposals or a loss of stockholder confidence in our corporate governance measures, which could adversely affect the market price of our common stock.

We continuously review our corporate governance measures, including our ESG business practices, and consider implementing changes that we believe are responsive to concerns that have been raised, but there may be times where we decide not to implement recommendations by proxy advisors or other corporate governance consultants that we believe are contrary to the best interests of our stockholders, notwithstanding the adverse effect this decision may have on our scores or ratings or the perception of our corporate governance, thereby negatively impacting the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s portfolio as of December 31, 2021 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 252 stabilized operating apartment communities (comprising 61,911 apartment homes), of which 26,245 apartment homes are located in Southern California, 23,141 apartment homes are located in Northern California, and 12,525 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.3% of the Company’s revenues for the year ended December 31, 2021.

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

Communities

The Company’s communities are primarily urban and suburban high density wood frame communities comprising of three to seven stories above grade construction with structured parking situated on 1-10 acres of land with densities averaging between 30-80+ units per acre. As of December 31, 2021, the Company’s communities include 104 garden-style, 138 mid-rise, and 10 high-rise communities. Garden-style communities are generally defined as on-grade properties with two and/or three-story buildings with no structured parking while mid-rise communities are generally defined as properties with three to seven story buildings and some structured parking. High-rise communities are typically defined as properties with buildings that are greater than seven stories, are steel or concrete framed, and frequently have structured parking. The communities have an average of approximately 246 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, playground areas and dog parks.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•located near employment centers;
•attractive communities that are well maintained; and
•proactive customer service.

Commercial Buildings

The Company owns three commercial buildings with approximately 281,000 square feet located in California and Washington, of which the Company occupied approximately 14,000 square feet as of December 31, 2021. Furthermore, as of December 31, 2021, the commercial buildings' physical occupancy rate was 98% consisting of 7 tenants, including the Company.

Operating Portfolio

The table below describes the Company’s operating portfolio as of December 31, 2021. (See Note 8, "Mortgage Notes Payable" to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.)

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	Garden	301	1971	2002	98%
Anavia	Anaheim, CA	Mid-rise	250	2009	2010	96%
Barkley, The (3)(4)	Anaheim, CA	Garden	161	1984	2000	98%
Park Viridian	Anaheim, CA	Mid-rise	320	2008	2014	97%
Bonita Cedars	Bonita, CA	Garden	120	1983	2002	98%
The Village at Toluca Lake	Burbank, CA	Mid-rise	145	1974	2017	98%
Camarillo Oaks	Camarillo, CA	Garden	564	1985	1996	98%
Camino Ruiz Square	Camarillo, CA	Garden	159	1990	2006	98%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	2001	2014	97%
Mesa Village	Clairemont, CA	Garden	133	1963	2002	94%
Villa Siena	Costa Mesa, CA	Garden	272	1974	2014	97%
Emerald Pointe	Diamond Bar, CA	Garden	160	1989	2014	98%
Regency at Encino	Encino, CA	Mid-rise	75	1989	2009	96%
The Havens (5)	Fountain Valley, CA	Garden	440	1969	2014	97%
Valley Park	Fountain Valley, CA	Garden	160	1969	2001	98%
Capri at Sunny Hills (4)	Fullerton, CA	Garden	102	1961	2001	97%
Haver Hill (6)	Fullerton, CA	Garden	264	1973	2012	98%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	2004	2014	97%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	1992	1997	97%
Montejo Apartments	Garden Grove, CA	Garden	124	1974	2001	98%
The Henley I	Glendale, CA	Mid-rise	83	1974	1999	97%
The Henley II	Glendale, CA	Mid-rise	132	1970	1999	97%
CBC and The Sweeps	Goleta, CA	Garden	239	1962	2006	95%
Huntington Breakers	Huntington Beach, CA	Mid-rise	342	1984	1997	96%
The Huntington	Huntington Beach, CA	Garden	276	1975	2012	97%
Hillsborough Park (7)	La Habra, CA	Garden	235	1999	1999	98%
Village Green	La Habra, CA	Garden	272	1971	2014	97%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	1988	2014	98%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	1985	1997	99%
Marbrisa	Long Beach, CA	Mid-rise	202	1987	2002	97%
Pathways at Bixby Village	Long Beach, CA	Garden	296	1975	1991	97%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	2008	2014	97%
Alessio	Los Angeles, CA	Mid-rise	624	2001	2014	95%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	2014	2016	96%
Avant	Los Angeles, CA	Mid-rise	440	2014	2015	95%
The Avery	Los Angeles, CA	Mid-rise	121	2014	2014	97%
Bellerive	Los Angeles, CA	Mid-rise	63	2011	2011	95%
Belmont Station	Los Angeles, CA	Mid-rise	275	2009	2009	95%
Bunker Hill	Los Angeles, CA	High-rise	456	1968	1998	95%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	1987	2014	95%
Cochran Apartments	Los Angeles, CA	Mid-rise	58	1989	1998	96%
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	2012	2016	96%
Gas Company Lofts (6)	Los Angeles, CA	High-rise	251	2004	2013	95%
The Blake LA	Los Angeles, CA	Mid-rise	196	1979	1997	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Marbella	Los Angeles, CA	Mid-rise	60	1991	2005	96%
Pacific Electric Lofts (8)	Los Angeles, CA	High-rise	314	2006	2012	95%
Park Catalina	Los Angeles, CA	Mid-rise	90	2002	2012	96%
Park Place	Los Angeles, CA	Mid-rise	60	1988	1997	96%
Regency Palm Court (6)	Los Angeles, CA	Mid-rise	116	1987	2014	94%
Santee Court	Los Angeles, CA	High-rise	165	2004	2010	96%
Santee Village	Los Angeles, CA	High-rise	73	2011	2011	96%
Tiffany Court	Los Angeles, CA	Mid-rise	101	1987	2014	98%
Wallace on Sunset	Los Angeles, CA	Mid-rise	200	2021	2021	96%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	2014	2014	95%
Windsor Court (6)	Los Angeles, CA	Mid-rise	95	1987	2014	95%
Windsor Court	Los Angeles, CA	Mid-rise	58	1988	1997	96%
Aqua at Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	2001	2014	96%
Marina City Club (9)	Marina Del Rey, CA	Mid-rise	101	1971	2004	96%
Mirabella	Marina Del Rey, CA	Mid-rise	188	2000	2000	97%
Mira Monte	Mira Mesa, CA	Garden	354	1982	2002	98%
Hillcrest Park	Newbury Park, CA	Garden	608	1973	1998	97%
Fairway Apartments at Big Canyon (10)	Newport Beach, CA	Mid-rise	74	1972	1999	98%
Muse	North Hollywood, CA	Mid-rise	152	2011	2011	97%
Country Villas	Oceanside, CA	Garden	180	1976	2002	99%
Mission Hills	Oceanside, CA	Garden	282	1984	2005	97%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	2007	2014	97%
Mariner's Place	Oxnard, CA	Garden	105	1987	2000	98%
Monterey Villas	Oxnard, CA	Garden	122	1974	1997	99%
Tierra Vista	Oxnard, CA	Mid-rise	404	2001	2001	98%
Arbors at Parc Rose (8)	Oxnard, CA	Mid-rise	373	2001	2011	98%
The Hallie	Pasadena, CA	Mid-rise	292	1972	1997	96%
The Stuart	Pasadena, CA	Mid-rise	188	2007	2014	97%
Villa Angelina	Placentia, CA	Garden	256	1970	2001	96%
Fountain Park	Playa Vista, CA	Mid-rise	705	2002	2004	95%
Highridge (4)	Rancho Palos Verdes, CA	Mid-rise	255	1972	1997	97%
Cortesia	Rancho Santa Margarita, CA	Garden	308	1999	2014	98%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	2002	2014	97%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	2002	2014	97%
Bernardo Crest	San Diego, CA	Garden	216	1988	2014	98%
Cambridge Park	San Diego, CA	Mid-rise	320	1998	2014	97%
Carmel Creek	San Diego, CA	Garden	348	2000	2014	98%
Carmel Landing	San Diego, CA	Garden	356	1989	2014	97%
Carmel Summit	San Diego, CA	Mid-rise	246	1989	2014	97%
CentrePointe	San Diego, CA	Garden	224	1974	1997	98%
Esplanade (5)	San Diego, CA	Garden	616	1986	2014	96%
Form 15	San Diego, CA	Mid-rise	242	2014	2016	95%
Montanosa	San Diego, CA	Garden	472	1990	2014	96%
Summit Park	San Diego, CA	Garden	300	1972	2002	98%
Essex Skyline (11)	Santa Ana, CA	High-rise	350	2008	2010	97%
Fairhaven Apartments (4)	Santa Ana, CA	Garden	164	1970	2001	98%
Parkside Court (5)	Santa Ana, CA	Mid-rise	210	1986	2014	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	2002	2014	97%
Hope Ranch	Santa Barbara, CA	Garden	108	1965	2007	98%
Bridgeport Coast (12)	Santa Clarita, CA	Mid-rise	188	2006	2014	97%
Meadowood (7)	Simi Valley, CA	Garden	320	1986	1996	98%
Shadow Point	Spring Valley, CA	Garden	172	1983	2002	98%
The Fairways at Westridge (12)	Valencia, CA	Mid-rise	234	2004	2014	98%
The Vistas of West Hills (12)	Valencia, CA	Mid-rise	220	2009	2014	98%
Allegro	Valley Village, CA	Mid-rise	97	2010	2010	97%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	1971	1997	99%
Pinehurst (13)	Ventura, CA	Garden	28	1973	2004	99%
Woodside Village	Ventura, CA	Garden	145	1987	2004	99%
Passage Buena Vista (14)	Vista, CA	Garden	179	2020	2021	97%
Walnut Heights	Walnut, CA	Garden	163	1964	2003	98%
The Dylan	West Hollywood, CA	Mid-rise	184	2014	2014	96%
The Huxley	West Hollywood, CA	Mid-rise	187	2014	2014	96%
Reveal	Woodland Hills, CA	Mid-rise	438	2010	2011	96%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	1970	1999	97%
			26,245			97%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	1974	2006	97%
Fourth & U	Berkeley, CA	Mid-rise	171	2010	2010	95%
The Commons	Campbell, CA	Garden	264	1973	2010	97%
Pointe at Cupertino	Cupertino, CA	Garden	116	1963	1998	97%
Connolly Station	Dublin, CA	Mid-rise	309	2014	2014	97%
Avenue 64	Emeryville, CA	Mid-rise	224	2007	2014	95%
The Courtyards at 65th Street (15)	Emeryville, CA	Mid-rise	331	2004	2019	95%
Emme	Emeryville, CA	Mid-rise	190	2015	2015	95%
Foster's Landing	Foster City, CA	Garden	490	1987	2014	96%
Stevenson Place	Fremont, CA	Garden	200	1975	2000	96%
Mission Peaks	Fremont, CA	Mid-rise	453	1995	2014	96%
Mission Peaks II	Fremont, CA	Garden	336	1989	2014	96%
Paragon Apartments	Fremont, CA	Mid-rise	301	2013	2014	96%
Boulevard	Fremont, CA	Garden	172	1978	1996	96%
Briarwood (8)	Fremont, CA	Garden	160	1978	2011	98%
The Woods (8)	Fremont, CA	Garden	160	1978	2011	97%
The Rexford (16)	Fremont, CA	Garden	203	1973	2021	100%
City Centre (12)	Hayward, CA	Mid-rise	192	2000	2014	97%
City View	Hayward, CA	Garden	572	1975	1998	96%
Lafayette Highlands	Lafayette, CA	Garden	150	1973	2014	95%
777 Hamilton (17)	Menlo Park, CA	Mid-rise	195	2017	2019	97%
Apex	Milpitas, CA	Mid-rise	367	2014	2014	96%
Regency at Mountain View (6)	Mountain View, CA	Mid-rise	142	1970	2013	96%
Bridgeport (7)	Newark, CA	Garden	184	1987	1987	96%
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	2001	2014	96%
The Grand	Oakland, CA	High-rise	243	2009	2009	97%
The Galloway	Pleasanton, CA	Mid-rise	506	2016	2016	97%
Radius	Redwood City, CA	Mid-rise	264	2015	2015	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Township	Redwood City, CA	Mid-rise	132	2014	2019	95%
San Marcos	Richmond, CA	Mid-rise	432	2003	2003	96%
500 Folsom (14)	San Francisco, CA	High-rise	537	2021	2021	100%
Bennett Lofts	San Francisco, CA	Mid-rise	164	2004	2012	92%
Fox Plaza	San Francisco, CA	High-rise	445	1968	2013	94%
MB 360	San Francisco, CA	Mid-rise	360	2014	2014	96%
Park West	San Francisco, CA	Mid-rise	126	1958	2012	97%
101 San Fernando	San Jose, CA	Mid-rise	323	2001	2010	95%
360 Residences (15)	San Jose, CA	Mid-rise	213	2010	2017	95%
Bella Villagio	San Jose, CA	Mid-rise	231	2004	2010	97%
Century Towers (14)	San Jose, CA	High-rise	376	2017	2017	97%
Enso	San Jose, CA	Mid-rise	183	2014	2015	97%
Epic	San Jose, CA	Mid-rise	769	2013	2013	97%
Esplanade	San Jose, CA	Mid-rise	278	2002	2004	97%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	1990	2014	97%
Marquis	San Jose, CA	Mid-rise	166	2015	2016	97%
Meridian at Midtown (15)	San Jose, CA	Mid-rise	218	2015	2018	96%
Mio	San Jose, CA	Mid-rise	103	2015	2016	96%
Palm Valley	San Jose, CA	Mid-rise	1,100	2008	2014	96%
Patina at Midtown (14)	San Jose, CA	Mid-rise	269	2021	2021	80%
Sage at Cupertino (4)	San Jose, CA	Garden	230	1971	2017	93%
Silver (14)	San Jose, CA	Mid-rise	268	2019	2021	91%
The Carlyle (7)	San Jose, CA	Garden	132	2000	2000	95%
The Waterford	San Jose, CA	Mid-rise	238	2000	2000	97%
Willow Lake	San Jose, CA	Mid-rise	508	1989	2012	96%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	1988	2014	96%
Hillsdale Garden (14)	San Mateo, CA	Garden	697	1948	2006	94%
Station Park Green - Phases I, II, and III	San Mateo, CA	Mid-rise	492	2018	2018	95%
Deer Valley	San Rafael, CA	Garden	171	1996	2014	97%
Bel Air	San Ramon, CA	Garden	462	1988	1995	97%
Canyon Oaks	San Ramon, CA	Mid-rise	250	2005	2007	98%
Crow Canyon	San Ramon, CA	Mid-rise	400	1992	2014	97%
Foothill Gardens	San Ramon, CA	Garden	132	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	2005	2007	96%
Twin Creeks	San Ramon, CA	Garden	44	1985	1997	97%
1000 Kiely	Santa Clara, CA	Garden	121	1971	2011	97%
Le Parc	Santa Clara, CA	Garden	140	1975	1994	96%
Marina Cove (18)	Santa Clara, CA	Garden	292	1974	1994	96%
Mylo	Santa Clara, CA	Mid-rise	476	2021	2021	96%
Riley Square (8)	Santa Clara, CA	Garden	156	1972	2012	96%
Villa Granada	Santa Clara, CA	Mid-rise	270	2010	2014	97%
Chestnut Street Apartments	Santa Cruz, CA	Garden	96	2002	2008	99%
Bristol Commons	Sunnyvale, CA	Garden	188	1989	1995	97%
Brookside Oaks (4)	Sunnyvale, CA	Garden	170	1973	2000	97%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	2012	2014	97%
Magnolia Lane (19)	Sunnyvale, CA	Garden	32	2001	2007	97%
Magnolia Square (4)	Sunnyvale, CA	Garden	156	1963	2007	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Montclaire	Sunnyvale, CA	Mid-rise	390	1973	1988	97%
Reed Square	Sunnyvale, CA	Garden	100	1970	2011	96%
Solstice	Sunnyvale, CA	Mid-rise	280	2014	2014	97%
Summerhill Park	Sunnyvale, CA	Garden	100	1988	1988	97%
Via	Sunnyvale, CA	Mid-rise	284	2011	2011	97%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	1989	1989	96%
Vista Belvedere	Tiburon, CA	Mid-rise	76	1963	2004	96%
Verandas (12)	Union City, CA	Mid-rise	282	1989	2014	97%
Agora	Walnut Creek, CA	Mid-rise	49	2016	2016	97%
Brio (4)	Walnut Creek, CA	Mid-rise	300	2015	2019	96%
			23,141			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	2009	2014	96%
BellCentre	Bellevue, WA	Mid-rise	249	2001	2014	96%
Cedar Terrace	Bellevue, WA	Garden	180	1984	2005	96%
Courtyard off Main	Bellevue, WA	Mid-rise	110	2000	2010	95%
Ellington	Bellevue, WA	Mid-rise	220	1994	2014	94%
Emerald Ridge	Bellevue, WA	Garden	180	1987	1994	97%
Foothill Commons	Bellevue, WA	Mid-rise	394	1978	1990	96%
Palisades, The	Bellevue, WA	Garden	192	1977	1990	97%
Park Highland	Bellevue, WA	Mid-rise	250	1993	2014	96%
Piedmont	Bellevue, WA	Garden	396	1969	2014	96%
Sammamish View	Bellevue, WA	Garden	153	1986	1994	97%
Woodland Commons	Bellevue, WA	Garden	302	1978	1990	96%
Bothell Ridge (5)	Bothell, WA	Garden	214	1988	2014	96%
Canyon Pointe	Bothell, WA	Garden	250	1990	2003	97%
Inglenook Court	Bothell, WA	Garden	224	1985	1994	96%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	2000	2014	96%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	2000	2000	97%
Stonehedge Village	Bothell, WA	Garden	196	1986	1997	98%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	2000	2008	96%
Park Hill at Issaquah	Issaquah, WA	Garden	245	1999	1999	97%
Wandering Creek	Kent, WA	Garden	156	1986	1995	97%
Ascent	Kirkland, WA	Garden	90	1988	2012	96%
Bridle Trails	Kirkland, WA	Garden	108	1986	1997	97%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	1978	2010	97%
Evergreen Heights	Kirkland, WA	Garden	200	1990	1997	97%
Slater 116	Kirkland, WA	Mid-rise	108	2013	2013	96%
Montebello	Kirkland, WA	Garden	248	1996	2012	97%
Martha Lake Apartments (16)	Lynwood, WA	Mid-rise	155	1991	2021	97%
Aviara (19)	Mercer Island, WA	Mid-rise	166	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	Garden	164	1981	1996	98%
Monterra in Mill Creek (16)	Mill Creek, WA	Garden	139	2003	2021	97%
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	1989	2014	97%
The Elliot at Mukilteo (4)	Mukilteo, WA	Garden	301	1981	1997	96%
Castle Creek	Newcastle, WA	Garden	216	1998	1998	98%
Elevation	Redmond, WA	Garden	158	1986	2010	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired	Occupancy(2)
Pure Redmond	Redmond, WA	Mid-rise	105	2016	2019	96%
Redmond Hill (8)	Redmond, WA	Garden	442	1985	2011	96%
Shadowbrook	Redmond, WA	Garden	418	1986	2014	95%
The Trails of Redmond	Redmond, WA	Garden	423	1985	2014	95%
Vesta (8)	Redmond, WA	Garden	440	1998	2011	96%
Brighton Ridge	Renton, WA	Garden	264	1986	1996	96%
Fairwood Pond	Renton, WA	Garden	194	1997	2004	98%
Forest View	Renton, WA	Garden	192	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	2001	2014	97%
8th & Republican (15)	Seattle, WA	Mid-rise	211	2016	2017	96%
Annaliese	Seattle, WA	Mid-rise	56	2009	2013	97%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	1992	2014	96%
The Bernard	Seattle, WA	Mid-rise	63	2008	2011	96%
Cairns, The	Seattle, WA	Mid-rise	99	2006	2007	95%
Collins on Pine	Seattle, WA	Mid-rise	76	2013	2014	96%
Canvas	Seattle, WA	Mid-rise	123	2014	2021	100%
Domaine	Seattle, WA	Mid-rise	92	2009	2012	97%
Expo (14)	Seattle, WA	Mid-rise	275	2012	2012	93%
Fountain Court	Seattle, WA	Mid-rise	320	2000	2000	95%
Patent 523	Seattle, WA	Mid-rise	295	2010	2010	96%
Taylor 28	Seattle, WA	Mid-rise	197	2008	2014	96%
Velo and Ray (15)	Seattle, WA	Mid-rise	308	2014	2019	96%
Vox Apartments	Seattle, WA	Mid-rise	58	2013	2013	95%
Wharfside Pointe	Seattle, WA	Mid-rise	155	1990	1994	97%
			12,525			96%

Total/Weighted Average			61,911			96%

Footnotes to the Company’s Portfolio Listing as of December 31, 2021

(1)Unless otherwise specified, the Company consolidates each community in accordance with U.S. GAAP.
(2)For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2021, except for communities that were stabilized during the year, in which case occupancy as of December 31, 2021 was used. For an explanation of how financial occupancy is calculated, see "Occupancy Rates" in this Item 2.
(3)The community is subject to a ground lease, which, unless extended, will expire in 2083.
(4)Each of these communities is part of a DownREIT structure in which the Company is the general partner or manager and the other limited partners or members are granted rights of redemption for their interests.
(5)This community is owned by BEXAEW. The Company has a 50% interest in BEXAEW, which is accounted for using the equity method of accounting.
(6)This community is owned by Wesco III, LLC ("Wesco III"). The Company has a 50% interest in Wesco III, which is accounted for using the equity method of accounting.
(7)This community is owned by BEX II, LLC ("BEX II"). The Company has a 50% interest in BEX II, which is accounted for using the equity method of accounting.
(8)This community is owned by Wesco I, LLC ("Wesco I"). The Company has a 58% interest in Wesco I, which is accounted for using the equity method of accounting.
(9)This community is subject to a ground lease, which, unless extended, will expire in 2067.
(10)This community is subject to a ground lease, which, unless extended, will expire in 2027.
(11)The Company has a 97% interest and a former Executive Vice President of the Company has a 3% interest in this community.
(12)This community is owned by Wesco IV, LLC ("Wesco IV") The Company has a 50% interest in Wesco IV, which is accounted for using the equity method of accounting.

(13)This community is subject to a ground lease, which, unless extended, will expire in 2028.
(14)The Company has an interest in a single asset entity owning this community.
(15)This community is owned by Wesco V, LLC ("Wesco V"). The Company has a 50% interest in Wesco V, which is accounted for using the equity method of accounting.
(16)This community is owned by Wesco VI, LLC ("Wesco VI"). The Company has a 50% interest in Wesco VI, which is accounted for using the equity method of accounting.
(17)This community is owned by BEX IV, LLC ("BEX IV"). The Company has a 50.1% interest in BEX IV, which is accounted for using the equity method of accounting.
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

Holders

The approximate number of holders of record of the shares of Essex's common stock was 1,121 as of February 23, 2022. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 23, 2022, there were 65 holders of record of OP Units, including Essex.

Return of Capital

Under provisions of the Code, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2021, 2020, and 2019 related to common stock are as follows:

	2021	2020	2019
Common Stock
Ordinary income	70.92%	85.23%	83.81%
Capital gain	22.07%	10.68%	13.78%
Unrecaptured section 1250 capital gain	7.01%	4.09%	2.41%
	100.00%	100.00%	100.00%

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

The Board of Directors declared a dividend/distribution for the fourth quarter of 2021 of $2.09 per share. The dividend/distribution was paid on January 14, 2022 to stockholders/unitholders of record as of January 3, 2022.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Shareholders, under the headings "Equity Compensation Plan Information," to be filed with the SEC within 120 days of December 31, 2021.

Issuance of Registered Equity Securities

In September 2021, the Company entered into the 2021 ATM Program, a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million. In connection with the 2021 ATM Program, the Company may also enter into related forward sale agreements, and may sell shares of its common stock pursuant to these agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date should the Company elect to settle such forward sale agreement, in whole or in part, in shares of its common stock.

During the year ended December 31, 2021, the Company did not issue any shares of common stock under the 2021 ATM Program or the 2018 ATM Program. As of December 31, 2021, there were no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.

Issuer Purchases of Equity Securities

In December 2015, Essex's Board of Directors authorized a stock repurchase plan to allow Essex to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of each such date, Essex had $250.0 million of purchase authority remaining under the replenished plan. During the year ended December 31, 2021, the Company repurchased and retired 40,000 shares of its common stock totaling $9.2 million, including commissions, at an average price of $229.30 per share. All of such purchases occurred during the three months ended March 31, 2021, and the Company did not repurchase any shares in 2021 subsequent to March 31, 2021. As of December 31, 2021, the Company had $214.5 million of purchase authority remaining under the stock repurchase plan.

Performance Graph

The line graph below compares the cumulative total stockholder return on Essex's common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2016 and that all dividends were reinvested.

Essex Property Trust, Inc.
Total Return Performance (1)

Essex Property Trust, Inc.
NAREIT All Equity REIT Index
S&P 500
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Essex Property Trust, Inc.	$100.00	$106.82	$111.98	$141.00	$115.49	$176.01
NAREIT All Equity REIT Index	$100.00	$108.67	$104.28	$134.17	$127.30	$179.87
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41

(1)Common stock performance data is provided by S&P Global Market Intelligence.

The graph and other information furnished under the above caption "Performance Graph" in this Part II Item 5 of this Form 10-K shall not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2021 and 2020, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2021 and 2020, Essex issued an aggregate of 248,725 and 70,802 shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of $58.5 million and $14.9 million to the Operating Partnership in exchange for an aggregate of 248,725 and 70,802 OP Units, as required by the Operating Partnership’s partnership agreement, during the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, Essex issued an aggregate of 30,360 and 24,666 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating

Partnership's partnership agreement, for an aggregate of 30,360 and 24,666 OP Units during the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, Essex issued an aggregate of 10,293 and 8,783 shares of its common stock in connection with the exchange of OP Units by limited partners into shares of common stock. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 10,293 and 8,783 OP Units during the year ended December 31, 2021 and 2020, respectively.

Essex may sell shares through its equity distribution program, then contribute the net proceeds from these share issuances to the Operating Partnership in exchange for OP Units as required by the Operating Partnership's partnership agreement. During the year ended December 31, 2021 and 2020, the Company did not issue or sell any shares of common stock pursuant to the 2021 ATM Program or the 2018 ATM Program. As of December 31, 2021, there were no outstanding forward sale agreements.

Item 6. [Reserved]

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of December 31, 2021, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of December 31, 2021, the Company owned or had ownership interests in 252 operating apartment communities, comprising 61,911 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one consolidated project and one unconsolidated joint venture project.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2021, the Company’s development pipeline was comprised of one consolidated project under development, one unconsolidated joint venture project under development, and various predevelopment projects aggregating 371 apartment homes, with total incurred costs of $156.0 million, and estimated remaining project costs of approximately $61.0 million, $32.6 million of which represents the Company's estimated remaining costs, for total estimated project costs of $217.0 million.

As of December 31, 2021, the Company also had an ownership interest in three operating commercial buildings (totaling approximately 281,000 square feet).

By region, the Company's operating results for 2021 and 2020 and projection for 2022 new housing supply (defined as new multifamily apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing), projection for 2022 job growth, and 2022 estimated Same-Property revenue growth are as follows:

Southern California Region:  As of December 31, 2021, this region represented 43% of the Company’s consolidated operating apartment homes. Revenues for "2021 Same-Properties" (as defined below), or "Same-Property revenues," increased 3.2% in 2021 as compared to 2020. In 2022, the Company projects new residential supply of 31,750 apartment homes and single family homes, which represents 0.5% of the total housing stock. The Company projects an increase of 310,000 jobs or 4.0% in the Southern California region.

Northern California Region:  As of December 31, 2021, this region represented 37% of the Company’s consolidated operating apartment homes. Same-Property revenues decreased 5.6% in 2021 as compared to 2020. In 2022, the Company projects new residential supply of 18,250 apartment homes and single family homes, which represents 0.8% of the total housing stock. The Company projects an increase of 157,000 jobs or 4.7% in the Northern California region.

Seattle Metro Region: As of December 31, 2021, this region represented 20% of the Company’s consolidated operating apartment homes. Same-Property revenues decreased 1.7% in 2021 as compared to 2020. In 2022, the Company projects new residential supply of 14,800 apartment homes and single family homes, which represents 1.1% of the total housing stock. The Company projects an increase of 63,000 jobs or 3.6% in the Seattle Metro region.

In total, the Company projects an increase in 2022 Same-Property revenues of between 7.0% to 8.5%. Same-Property operating expenses are projected to increase in 2022 by 3.5% to 4.5%.

The Company’s consolidated operating communities are as follows:

	As of		As of
	December 31, 2021		December 31, 2020
	Apartment Homes	%	Apartment Homes	%
Southern California	22,190	43%	22,560	43%
Northern California	19,123	37%	19,319	37%
Seattle Metro	10,341	20%	10,217	20%
Total	51,654	100%	52,096	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEXAEW, BEX II, BEX IV, and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. A community previously held in the BEX III co-investment was consolidated in the second quarter of 2021 and is excluded from the December 31, 2020 table but included in the December 31, 2021 table.

The COVID-19 Pandemic

The United States and other countries around the world are continuing to experience impacts related to the COVID-19 pandemic and its related variants which has created considerable instability, disruption, and uncertainty. Governmental authorities in impacted regions are taking extraordinary steps in an effort to slow down the spread of the viruses and mitigate its impact on affected populations. Federal, state and local jurisdictions have implemented varying forms of requirements related to sponsors and patrons of public gatherings and required businesses to make changes to their operations in a manner that negatively affects profitability, resulting in job losses and related financial impacts that may affect future operations to an unknown extent. While the California eviction moratorium sunsetted during the third quarter of 2021, other state and local eviction moratoriums and laws that limit rent increases during times of emergency and prohibit the ability to collect unpaid rent during certain timeframes continue to be in effect in various formats at various regions in which Essex's communities are located, impacting Essex and its properties. The Company is working to comply with the stated intent of local, county, state and federal laws. In that regard, the Company has implemented a wide range of practices to protect and support its employees and residents. Such measures include instituting a hybrid work model for corporate associates to work at the Company's corporate offices and remotely, and transitioning many public interactions with leasing staff to on-line and telephonic communications;

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

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and on the Company's results in particular, has been, and may continue to be significant. The long-term impact will largely depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, whether employees and employers will continue to promote remote work if and when the pandemic concludes. This includes new information which may emerge concerning the severity of COVID-19 and related variants, the success of actions taken to contain or treat COVID-19, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The labor shortage due partly to various government mandates and vaccine requirements implemented during the COVID-19 pandemic and supply chain disruptions may negatively impact the Company's results of operations.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2021 and 2020) remained higher than the pre-pandemic period but improved from 2.5% for 2020 to 1.9% for 2021. The Company has executed some payment plans and will continue to work with residents to collect such cash delinquencies. As a result of continued analysis of the collectability of delinquencies, reported delinquencies as a percentage of scheduled rent for the Company's Same-Property portfolio was 2.0% for the year ended December 31, 2021. As of December 31, 2021, the delinquencies have not had a material adverse impact to the Company's liquidity position.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the year ended December 31, 2021 discussed in the “Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2021 to the Year Ended December 31, 2020

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "2021 Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2021 and 2020) increased 40 basis points to 96.4% in 2021 from 96.0% in 2020. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2021 Same-Property portfolio for financial occupancy for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020
Southern California	96.8%	96.0%
Northern California	96.2%	96.1%
Seattle Metro	96.2%	96.0%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2021 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2021	2020	Change	Change
2021 Same-Properties:
Southern California	20,800	$557,906	$540,771	$17,135	3.2%
Northern California	16,072	490,513	519,746	(29,233)	(5.6)%
Seattle Metro	10,218	239,819	243,900	(4,081)	(1.7)%
Total 2021 Same-Property Revenues	47,090	1,288,238	1,304,417	(16,179)	(1.2)%
2021 Non-Same Property Revenues		143,180	181,733	(38,553)	(21.2)%
Total Property Revenues		$1,431,418	$1,486,150	$(54,732)	(3.7)%

2021 Same-Property Revenues decreased by $16.2 million or 1.2% to $1.3 billion for 2021. The decrease was primarily attributable to an additional $5.3 million of cash concessions and $1.2 million in delinquencies compared to the prior year and due to a decrease of 1.5% in average rental rates from $2,349 for 2020 to $2,313 for 2021.

2021 Non-Same Property Revenues decreased by $38.6 million or 21.2% to $143.2 million in 2021 compared to $181.7 million in 2020. The decrease was primarily due to property dispositions in 2020 and the sale of Hidden Valley, Axis 2300, Park 20, and Devonshire Apartments in 2021 partially offset by the acquisition of The Village at Toluca Lake.

Management and other fees from affiliates decreased by $0.5 million or 5.2% to $9.1 million in 2021 from $9.6 million in 2020. The decrease was primarily due to a decrease in revenues used to calculate management fees as well as a decrease of the management fee rate for one of the joint ventures.

Property operating expenses, excluding real estate taxes increased by $1.5 million or 0.6% to $264.9 million in 2021 compared to $263.4 million in 2020, primarily due to an increase of $3.8 million in utilities expenses offset by a $2.4 million decrease in administrative expenses. 2021 Same-Property operating expenses, excluding real estate taxes, increased by $5.3 million or 2.2% to $241.8 million in 2021 compared to $236.5 million in 2020, primarily due to increases of $4.1 million in utilities expenses, $2.2 million in insurance and other expenses, and $1.2 million in maintenance and repairs expenses, offset by a decrease of $2.2 million in administrative expenses.

Real estate taxes increased by $3.4 million or 1.9% to $180.4 million in 2021 compared to $177.0 million in 2020, primarily due to increases in assessed valuations and tax rates. 2021 Same-Property real estate taxes increased by $3.6 million or 2.4% to $155.0 million in 2021 compared to $151.4 million in 2020 primarily due to increases in assessed valuations and tax rates.

Corporate-level property management expenses increased by $1.6 million or 4.6% to $36.2 million in 2021 compared to $34.6 million in 2020 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense decreased by $5.4 million or 1.0% to $520.1 million in 2021 compared to $525.5 million in 2020, primarily due to a decrease in amortization expense resulting from certain lease intangibles becoming fully amortized during 2020 and the sale of Hidden Valley, Axis 2300, Park 20, and Devonshire Apartments during 2021.

Gain on sale of real estate and land of $143.0 million in 2021 was attributable to the sale of Hidden Valley, Axis 2300, Park 20, and Devonshire Apartments during 2021. The Company's $65.0 million gain on sale of real estate and land in 2020 was primarily attributable to the portfolio sale of One South Market and Museum Park, and the sales of Delano and 416 on Broadway during 2020.

Interest expense decreased by $17.5 million or 7.9% to $203.1 million in 2021 compared to $220.6 million in 2020, primarily due to various debt that was paid off, matured, or regular principal payments during and after 2020, and lower average interest rates, which resulted in a decrease in interest expense of $49.8 million for 2021. These decreases in interest expense were partially offset by the issuance of new senior unsecured notes which resulted in an increase of $23.8 million interest expense for 2021 as compared to 2020. Additionally, there was a $8.5 million decrease in capitalized interest in 2021, due to a decrease in development activity as compared to the same period in 2020.

Total return swap income of $10.8 million in 2021 consists of monthly settlements related to the Company's four total return swap contracts with an aggregate notional amount of $224.4 million.

Interest and other income increased by $57.7 million or 140.7% to $98.7 million in 2021 compared to $41.0 million in 2020, primarily due to increases of $34.3 million in insurance reimbursements, legal settlements and other driven by a one-time legal settlement claim, $20.6 million in unrealized gains on marketable securities, $7.9 million in marketable securities and other income, $4.9 million in income from early redemption of notes receivable, and $1.3 million in gain on sale of marketable securities. These increases were offset by a $11.8 million decrease in interest income resulting from the maturity of a mortgage backed security investment in 2020.

Equity income from co-investments increased by $45.2 million or 68.0% to $111.7 million in 2021 compared to $66.5 million in 2020, primarily due to increases of $50.3 million in equity income from non-core co-investments and $11.6 million in income from preferred equity investments including income from early redemptions. These increases were offset by decreases of $8.8 million in equity income from co-investments and $6.5 million in co-investment promote income.

Deferred tax expense on unrealized gain on unconsolidated co-investment of $15.7 million in 2021 resulted from a net unrealized gain of $53.7 million from an unconsolidated co-investments.

Loss on early retirement of debt, net of $19.0 million in 2021 was primarily due to the early termination of the Company's five interest rate swap contracts in conjunction with the partial repayment of the Company's unsecured term debt and the early repayment of $300.0 million of senior unsecured notes.

Gain on remeasurement of co-investment of $2.3 million in 2021 resulted from the Company's purchase of BEX III's 50.0% interest in The Village at Toluca Lake community in the second quarter of 2021. Gain on remeasurement of $234.7 million in 2020 resulted from the Company's purchase of Canada Pension Plan Investment Board's ("CPPIB") 45.0% co-investment interests during the first quarter of 2020.

Comparison of Year Ended December 31, 2020 to the Year Ended December 31, 2019

For the comparison of the years ended December 31, 2020 and December 31, 2019, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021 under the subheading "Comparison of Year Ended December 31, 2020 to the Year Ended December 31, 2019."

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2021, 2020 and 2019 ($ in thousands):

	For the year ended December 31,
	2021	2020	2019
Cash flow provided by (used in):
Operating activities	$905,259	$803,108	$919,079
Investing activities	$(397,397)	$(416,900)	$(527,691)
Financing activities	$(533,265)	$(383,261)	$(461,689)

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

As of December 31, 2021, Essex owned a 96.6% general partner interest and the limited partners owned the remaining 3.4% interest in the Operating Partnership.

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

At December 31, 2021, the Company had $48.4 million of unrestricted cash and cash equivalents and $191.8 million in marketable securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during 2022. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions or otherwise, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2021, the Company had $5.4 billion of fixed rate public bonds outstanding at an average interest rate of 3.3% with maturity dates ranging from 2023 to 2050.

As of December 31, 2021, the Company’s mortgage notes payable totaled $639.0 million, net of unamortized premiums and debt issuance costs, which consisted of $415.4 million in fixed rate debt at an average interest rate of 3.5% and maturity dates ranging from 2022 to 2028 and $223.6 million of tax-exempt variable rate demand notes with a weighted average interest rate of 1.1%. The tax-exempt variable rate demand notes have maturity dates ranging from 2027 to 2046. $224.4 million is subject to total return swaps.

As of December 31, 2021, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2021, there was $340.0 million amount outstanding on the $1.2 billion unsecured line of credit. The interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.775% as of December 31, 2021. There was $1.3 million outstanding on the Company's $35.0 million working capital unsecured line of credit as of December 31, 2021. The interest rate on the amended line is based on a tiered rate structure tied to the Company's credit ratings and is currently at LIBOR plus 0.775%.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2021 and 2020.

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

The Company has four total return swap contracts, with an aggregate notional amount of $224.4 million, that effectively converts $224.4 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps, with $224.4 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting.

As of December 31, 2021 and 2020, the aggregate carrying value of the interest rate swap contracts was a liability of zero and $2.4 million, respectively. As of December 31, 2021 and 2020, the swap contracts were presented in the consolidated balance sheets as a liability of zero and $2.4 million, respectively, and were included in other liabilities on the consolidated balance sheets. The aggregate carrying and fair value of the total return swaps was zero at both December 31, 2021 and 2020.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was zero, zero, and a loss of $0.2 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

Issuance of Common Stock

In September 2021, the Company entered into the 2021 ATM Program, a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million. In connection with the 2021 ATM Program, the Company may also enter into related forward sale agreements, and may sell shares of its common stock pursuant to these agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date should the Company elect to settle such forward sale agreement, in whole or in part, in shares of common stock.

The 2021 ATM Program replaces the prior equity distribution agreement entered into in September 2018 (the "2018 ATM Program"), which was terminated upon the establishment of the 2021 ATM Program. For the year ended December 31, 2021, the Company did not sell any shares of its common stock through the 2021 ATM Program or through the 2018 ATM Program. As of December 31, 2021, there were no outstanding forward purchase agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program. For the year ended December 31, 2020, the Company did not issue any shares of its common stock through the 2018 ATM Program. For the year ended December 31, 2019, the Company issued 228,271 shares of common stock through the 2018 ATM Program at an average price of $321.56 per share for proceeds of $73.4 million.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2021, non-revenue generating capital expenditures totaled approximately $1,914 per apartment home. These expenditures do not include expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred due to changes in government regulations that the Company would not have incurred otherwise, costs related to the COVID-19 pandemic, retail, furniture and fixtures, or expenditures for which the Company expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2021, the Company's development pipeline was comprised of one consolidated project under development, one unconsolidated joint venture project under development and various consolidated predevelopment projects, aggregating 371 apartment homes, with total incurred costs of $156.0 million, and estimated remaining project costs of approximately $61.0 million, $32.6 million of which represents the Company's estimated remaining costs, for total estimated project costs of $217.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2021, the Company had an interest in 264 apartment homes in communities actively under development with joint ventures for total estimated costs of $102.0 million. Total estimated remaining costs total approximately $58.0 million, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $29.6 million. In addition, the Company had an interest in 10,257 apartment homes in operating communities with joint ventures and other investments for a total book value of $565.3 million.

Real Estate and Other Commitments

The following table summarizes the Company's unfunded real estate and other future commitments at December 31, 2021 ($ in thousands):

	Number of Properties	Investment	Remaining Commitment
Joint ventures (1):
Preferred equity investments	4	$128,000	$27,867
Mezzanine loans	2	140,000	52,734
Non-core co-investments	—	37,000	16,020

Consolidated:
Real estate under development	1	91,162	3,000
		$396,162	$99,621

(1) Excludes approximately $29.6 million of the Company's share of estimated project costs for Scripps Mesa Apartments which have been fully funded.

At December 31, 2021, the Company had operating lease commitments of $167.4 million for ground, building and garage leases with maturity dates ranging from 2025 to 2083. $7.0 million of this commitment is due within the next twelve months.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidates the Operating Partnership, 18 DownREIT entities (comprising nine communities) and six co-investments as of December 31, 2021. As of December 31, 2020, the Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities), and five co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $909.3 million and $320.1 million, respectively, as of December 31, 2021, and $898.5 million and $326.8 million, respectively, as of December 31, 2020. Noncontrolling interests in these entities were $122.4 million and $120.8 million as of December 31, 2021 and 2020, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2021, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

Critical Accounting Estimates

The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting estimates as those estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company.  The Company’s critical accounting estimates relate principally to the following key areas: (i) accounting for the acquisition of investments in real estate (specifically, the allocation between land and buildings during the year ended December 31, 2020); and (ii) evaluation of events and changes in circumstances indicating whether the Company’s rental properties may be impaired. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent land appraisals which consider comparable market transactions, its own analysis of recently acquired or developed comparable properties in our portfolio for land comparables and building replacement costs, and other publicly available market data. In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and amortized over the average remaining term of all acquired leases. The allocation of the total consideration exchanged for a real estate acquisition between the identifiable assets and liabilities and the depreciation we recognize over the estimated useful life of the asset could be impacted by different assumptions and estimates used in the calculation. The reasonable likelihood that the estimate could have a material impact on the financial condition of the Company is based on the total consideration exchanged for real estate during any given year. The allocation of the value between land and building was a critical accounting estimate during the year ended December 31, 2020 as result of the potential material impact of the Company's acquisition of a land parcel and six communities for a total purchase price of $463.4 million.

The Company periodically assesses the carrying value of its real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company's ability to hold and its intent with regard to each asset, and each property's remaining useful life. Although each of these may result in an impairment indicator, the shortening of an expected holding period due to the potential sale of a property is the most likely impairment indicator. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Changes in operating and market conditions may result in a change of our intent to hold the property through the end of its useful life and may impact the assumptions utilized to determine the future cash flows of the real estate investment.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the years ended December 31, 2021, 2020, and 2019.

	As of and for the years ended December 31,
	2021	2020	2019
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations attributable to common stockholders and unitholders:
Net income available to common stockholders	$488,554	$568,870	$439,286
Adjustments:
Depreciation and amortization	520,066	525,497	483,750
Gains not included in FFO attributable to common stockholders and unitholders	(145,253)	(301,886)	(79,468)
Impairment loss	—	1,825	7,105
Impairment loss from unconsolidated co-investments	—	—	11,484
Depreciation and amortization from unconsolidated co-investments	61,059	51,594	60,655
Noncontrolling interest related to Operating Partnership units	17,191	19,912	15,343
Depreciation attributable to third party ownership and other	(571)	(539)	(1,805)
Funds from operations attributable to common stockholders and unitholders	$941,046	$865,273	$936,350
Non-core items:
Expensed acquisition and investment related costs	203	1,591	168
Deferred tax expense on unrealized gain on unconsolidated co-investment (1)	15,668	1,531	1,457
Gain on sale of marketable securities	(3,400)	(2,131)	(1,271)
Unrealized gains on marketable securities	(33,104)	(12,515)	(5,710)
Provision for credit losses	141	687	—
Equity income from non-core co-investment (2)	(55,602)	(5,289)	(4,143)
Interest rate hedge ineffectiveness	—	—	181
Loss (gain) on early retirement of debt, net	19,010	22,883	(3,717)
Loss (gain) on early retirement of debt from unconsolidated co-investment	25	(38)	—
Co-investment promote income	—	(6,455)	(809)
Income from early redemption of preferred equity investments	(8,469)	(210)	(3,562)
Accelerated interest income from maturity of investment in mortgage backed security	—	(11,753)	(7,032)
General and administrative and other, net	1,026	14,958	1,181
Insurance reimbursements, legal settlements, and other, net	(35,234)	(81)	(858)
Core funds from operations attributable to common stockholders and unitholders	$841,310	$868,451	$912,235
Weighted average number of shares outstanding, diluted (FFO) (3)	67,335	67,726	68,199
Funds from operations attributable to common stockholders and unitholders per share - diluted	$13.98	$12.78	$13.73
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$12.49	$12.82	$13.38

(1)Represents deferred tax expense related to net unrealized gains on technology co-investments.
(2)Represents the Company's share of co-investment income from technology co-investments.
(3)Assumes conversion of all outstanding OP Units into shares of the Company's common stock and excludes DownREIT units.

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

	2021	2020	2019
Earnings from operations	$529,995	$491,441	$481,112
Adjustments:
Corporate-level property management expenses	36,188	34,573	34,067
Depreciation and amortization	520,066	525,497	483,750
Management and other fees from affiliates	(9,138)	(9,598)	(9,527)
General and administrative	51,838	65,388	54,262
Merger and integration expenses	—	—	—
Expensed acquisition and investment related costs	203	1,591	168
Impairment loss	—	1,825	7,105
(Gain) Loss on sale of real estate and land	(142,993)	(64,967)	3,164
NOI	986,159	1,045,750	1,054,101
Less: Non Same-Property NOI	(94,755)	(129,158)	(77,204)
Same-Property NOI	$891,404	$916,592	$976,897

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act") and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company's expectations related to the continued impact of the COVID-19 pandemic and related variants on the Company's business, financial condition and results of operations and the impact of any additional measures taken to mitigate the impact of the pandemic, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, 2022 Same-Property revenue and operating expenses generally and in specific regions, the real estate markets in the geographies in which the Company's properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, including as a result of the COVID-19 pandemic and governmental measures intended to prevent its spread, trends affecting the Company's financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The

Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the continued impact of the COVID-19 pandemic and related variants, which remains inherently uncertain as to duration and severity, and any additional governmental measures taken to limit its spread, and other potential future outbreaks of infectious diseases or other health concerns, which could continue to adversely affect the Company's business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; uncertainty regarding ongoing hostility between Russia and the Ukraine and the related impact on macroeconomic conditions as a result of such conflict; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in this Annual Report on Form 10-K and the other reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic and related variants. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company's estimates and assumptions after the date of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2021, the Company had no outstanding interest rate swap contracts.

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $224.4 million that effectively convert $224.4 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at December 31, 2021. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated the fair value of the Company’s $5.8 billion of fixed rate debt at December 31, 2021, to be $6.0 billion. Management has estimated the fair value of the Company’s $565.6 million of variable rate debt at December 31, 2021, to be $561.7 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	For the Years Ended December 31,
($ in thousands, except for interest rates)	2022	2023	2024	2025	2026	Thereafter	Total	Fair value
Fixed rate debt	$42,408	$302,093	$402,177	$632,035	$548,291	$3,836,558	$5,763,562	$5,996,335
Average interest rate	3.6%	3.4%	4.0%	3.5%	3.5%	3.2%
Variable rate debt (1)	$780	$2,109	$932	$1,019	$1,114	$559,666	$565,620	$561,670
Average interest rate	1.2%	1.1%	1.2%	1.2%	1.2%	1.1%

(1)$224.4 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of December 31, 2021; it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2021, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, Essex’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2021. In making this assessment, Essex’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Essex’s management has concluded that, as of December 31, 2021, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2021, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2021, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Stockholders, under the heading "Board and Corporate Governance Matters," to be filed with the SEC within 120 days of December 31, 2021.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Stockholders, under the headings "Executive Compensation" and "Director Compensation," to be filed with the SEC within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Stockholders, under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the SEC within 120 days of December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Stockholders, under the heading "Certain Relationships and Related Persons Transactions," to be filed with the SEC within 120 days of December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Stockholders, under the headings "Report of the Audit Committee" and "Fees Paid to KPMG LLP," to be filed with the SEC within 120 days of December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)	F-1

Consolidated Balance Sheets: As of December 31, 2021 and 2020	F-6

Consolidated Statements of Income: Years ended December 31, 2021, 2020, and 2019	F-7

Consolidated Statements of Comprehensive Income: Years ended December 31, 2021, 2020, and 2019	F-8

Consolidated Statements of Equity: Years ended December 31, 2021, 2020, and 2019	F-9

Consolidated Statements of Cash Flows: Years ended December 31, 2021, 2020, and 2019	F-11

Notes to Consolidated Financial Statements	F-20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets: As of December 31, 2021 and 2020	F-13

Consolidated Statements of Income: Years ended December 31, 2021, 2020, and 2019	F-14

Consolidated Statements of Comprehensive Income: Years ended December 31, 2021, 2020, and 2019	F-15

Consolidated Statements of Capital: Years ended December 31, 2021, 2020, and 2019	F-16

Consolidated Statements of Cash Flows: Years ended December 31, 2021, 2020, and 2019	F-18

Notes to Consolidated Financial Statements	F-20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021	F-58

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of events or changes in circumstances that indicate rental properties may be impaired

As discussed in Note 2 to the consolidated financial statements, the Company evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may not be fully recoverable. The Company had $11.0 billion in rental properties as of December 31, 2021.
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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Essex Property Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Partners of Essex Portfolio, L.P. and the Board of Directors of Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of events or changes in circumstances that indicate rental properties may be impaired

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may not be fully recoverable. The Operating Partnership had $11.0 billion in rental properties as of December 31, 2021.

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

San Francisco, California
February 25, 2022

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(Dollars in thousands, except share amounts)

	2021	2020
ASSETS
Real estate:
Rental properties:
Land and land improvements	$3,032,678	$2,929,009
Buildings and improvements	12,597,249	12,132,736
	15,629,927	15,061,745
Less: accumulated depreciation	(4,646,854)	(4,133,959)
	10,983,073	10,927,786
Real estate under development	111,562	386,047
Co-investments	1,177,802	1,018,010
Real estate held for sale	—	57,938
	12,272,437	12,389,781
Cash and cash equivalents-unrestricted	48,420	73,629
Cash and cash equivalents-restricted	10,218	10,412
Marketable securities, net of allowance for credit losses of zero as of both December 31, 2021 and December 31, 2020	191,829	147,768
Notes and other receivables, net of allowance for credit losses of $0.8 million as of both December 31, 2021 and December 31, 2020 (includes related party receivables of $176.9 million and $4.7 million as of December 31, 2021 and December 31, 2020, respectively)	341,033	195,104
Operating lease right-of-use assets	68,972	72,143
Prepaid expenses and other assets	64,964	47,340
Total assets	$12,997,873	$12,936,177
LIABILITIES AND EQUITY
Unsecured debt, net	$5,307,196	$5,607,985
Mortgage notes payable, net	638,957	643,550
Lines of credit	341,257	—
Accounts payable and accrued liabilities	180,751	152,855
Construction payable	29,136	31,417
Dividends payable	143,213	141,917
Operating lease liabilities	70,675	74,037
Liabilities associated with real estate held for sale	—	29,845
Distributions in excess of investments in co-investments	35,545	—
Other liabilities	39,969	39,140
Total liabilities	6,786,699	6,720,746
Commitments and contingencies
Redeemable noncontrolling interest	34,666	32,239
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,248,393 and 64,999,015 shares issued and outstanding, respectively	7	6
Additional paid-in capital	6,915,981	6,876,326
Distributions in excess of accumulated earnings	(916,833)	(861,193)
Accumulated other comprehensive loss, net	(5,552)	(14,729)
Total stockholders' equity	5,993,603	6,000,410
Noncontrolling interest	182,905	182,782
Total equity	6,176,508	6,183,192
Total liabilities and equity	$12,997,873	$12,936,177

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except per share and share amounts)

	2021	2020	2019
Revenues:
Rental and other property	$1,431,418	$1,486,150	$1,450,628
Management and other fees from affiliates	9,138	9,598	9,527
	1,440,556	1,495,748	1,460,155
Expenses:
Property operating, excluding real estate taxes	264,892	263,389	241,357
Real estate taxes	180,367	177,011	155,170
Corporate-level property management expenses	36,188	34,573	34,067
Depreciation and amortization	520,066	525,497	483,750
General and administrative	51,838	65,388	54,262
Expensed acquisition and investment related costs	203	1,591	168
Impairment loss	—	1,825	7,105
	1,053,554	1,069,274	975,879
Gain (loss) on sale of real estate and land	142,993	64,967	(3,164)
Earnings from operations	529,995	491,441	481,112
Interest expense	(203,125)	(220,633)	(217,339)
Total return swap income	10,774	10,733	8,446
Interest and other income	98,744	40,999	46,298
Equity income from co-investments	111,721	66,512	112,136
Deferred tax expense on unrealized gain on unconsolidated co-investment	(15,668)	(1,531)	(1,457)
(Loss) gain on early retirement of debt, net	(19,010)	(22,883)	3,717
Gain on remeasurement of co-investment	2,260	234,694	31,535
Net income	515,691	599,332	464,448
Net income attributable to noncontrolling interest	(27,137)	(30,462)	(25,162)
Net income available to common stockholders	$488,554	$568,870	$439,286
Per share data:
Basic:
Net income available to common stockholders	$7.51	$8.69	$6.67
Weighted average number of shares outstanding during the year	65,051,465	65,454,057	65,840,422
Diluted:
Net income available to common stockholders	$7.51	$8.69	$6.66
Weighted average number of shares outstanding during the year	65,088,874	65,564,982	65,939,455

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	2021	2020	2019
Net income	$515,691	$599,332	$464,448
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	9,170	(4,148)	(2,948)
Cash flow hedge losses reclassified to earnings	—	3,338	1,824
Change in fair value of marketable debt securities, net	329	(61)	281
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	(32)
Total other comprehensive income (loss)	9,499	(871)	(875)
Comprehensive income	525,190	598,461	463,573
Comprehensive income attributable to noncontrolling interest	(27,459)	(30,432)	(25,133)
Comprehensive income attributable to controlling interest	$497,731	$568,029	$438,440

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2021, 2020 and 2019
(Dollars and shares in thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Shares	Amount
Balances at December 31, 2018	65,890	$7	$7,093,079	$(812,796)	$(13,217)	$126,771	$6,393,844
Net income	—	—	—	439,286	—	25,162	464,448
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(31)	(1)	(32)
Cash flow hedge losses reclassified to earnings	—	—	—	—	1,762	62	1,824
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,849)	(99)	(2,948)
Change in fair value of marketable debt securities, net	—	—	—	—	272	9	281
Issuance of common stock under:
Stock option and restricted stock plans, net	195	—	33,779	—	—	—	33,779
Sale of common stock, net	228	—	72,539	—	—	—	72,539
Equity based compensation costs	—	—	11,029	—	—	1,254	12,283
Retirement of common stock, net	(234)	—	(56,989)	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	175	6	181
Changes in the redemption value of redeemable noncontrolling interest	—	—	(3,427)	—	—	1,419	(2,008)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(28,493)	(28,493)
Redemptions of noncontrolling interest	13	—	(28,083)	—	—	(8,485)	(36,568)
Common stock dividends ($7.80 per share)	—	—	—	(514,109)	—	—	(514,109)
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	568,870	—	30,462	599,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,225	113	3,338
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,007)	(141)	(4,148)
Change in fair value of marketable debt securities, net	—	—	—	—	(59)	(2)	(61)
Issuance of common stock under:
Stock option and restricted stock plans, net	95	—	9,201	—	—	—	9,201
Sale of common stock, net	—	—	(296)	—	—	—	(296)

Equity based compensation costs	—	—	12,453	—	—	460	12,913
Retirement of common stock, net	(1,197)	(1)	(269,314)	—	—	—	(269,315)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,375	—	—	(76)	4,299
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(31,367)	(31,367)
Redemptions of noncontrolling interest	9	—	(2,020)	—	—	(1,093)	(3,113)
Common stock dividends ($8.31 per share)	—	—	—	(542,254)	—	—	(542,254)
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income				488,554		27,137	515,691
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	8,859	311	9,170
Change in fair value of marketable debt securities, net	—	—	—	—	318	11	329
Issuance of common stock under:
Stock option and restricted stock plans, net	279	1	53,051	—	—	—	53,052
Sale of common stock, net	—	—	(455)	—	—	—	(455)
Equity based compensation costs	—	—	11,286	—	—	397	11,683
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(7,489)	—	—	599	(6,890)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(29,341)	(29,341)
Redemptions of noncontrolling interest	10	—	(7,566)	—	—	(891)	(8,457)
Common stock dividends ($8.36 per share)	—	—	—	(544,194)	—	—	(544,194)
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$515,691	$599,332	$464,448
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	9,672	(19,426)	(1,218)
Depreciation and amortization	520,066	525,497	483,750
Amortization of discount on marketable securities	—	(19,075)	(28,491)
Amortization of discount and debt financing costs, net	9,538	6,674	5,689
Gain on sale of marketable securities	(3,400)	(2,131)	(1,271)
Income from early redemption of notes receivable	(4,939)	—	—
Provision for credit losses	141	687	—
Unrealized gains on equity securities recognized through income	(33,104)	(12,515)	(5,710)
Company's share of gain on the sales of co-investments	—	(2,225)	(51,097)
Earnings from co-investments	(111,721)	(64,287)	(61,039)
Operating distributions from co-investments	104,833	74,419	99,277
Accrued interest from notes and other receivables	(15,902)	(3,683)	(6,012)
Impairment loss	—	1,825	7,105
(Gain) loss on the sale of real estate and land	(142,993)	(64,967)	3,164
Equity-based compensation	7,308	8,157	7,010
Loss (gain) on early retirement of debt, net	19,010	22,883	(3,717)
Gain on remeasurement of co-investment	(2,260)	(234,694)	(31,535)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	4,878	(3,730)	6,969
Accounts payable, accrued liabilities, and operating lease liabilities	22,298	(10,382)	29,551
Other liabilities	6,143	749	2,206
Net cash provided by operating activities	905,259	803,108	919,079
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(153,481)	(460,421)	(133,825)
Redevelopment	(61,671)	(48,980)	(70,295)
Development acquisitions of and additions to real estate under development	(49,784)	(108,781)	(158,234)
Capital expenditures on rental properties	(121,195)	(90,085)	(101,689)
Investments in notes receivable	(245,144)	(135,343)	(231,400)
Collections of notes and other receivables	104,405	98,711	168,720
Proceeds from insurance for property losses	879	723	3,734
Proceeds from dispositions of real estate	297,454	339,165	23,214
Contributions to co-investments	(306,266)	(114,017)	(402,284)
Changes in refundable deposits	(9,486)	96	5
Purchases of marketable securities	(23,805)	(83,379)	(46,458)
Sales and maturities of marketable securities	16,577	113,465	147,531
Non-operating distributions from co-investments	154,120	71,946	273,290

Net cash used in investing activities	(397,397)	(416,900)	(527,691)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	745,505	1,452,808	1,045,290
Payments on unsecured debt and mortgage notes	(1,053,501)	(916,209)	(1,026,616)
Proceeds from lines of credit	1,050,589	1,038,426	1,939,213
Repayments of lines of credit	(709,332)	(1,093,426)	(1,884,213)
Retirement of common stock	(9,172)	(269,315)	(56,989)
Additions to deferred charges	(8,350)	(13,772)	(10,898)
Payments related to debt prepayment penalties	(18,342)	(19,605)	(1,406)
Net proceeds from issuance of common stock	(455)	(296)	72,539
Net proceeds from stock options exercised	58,497	14,865	37,467
Payments related to tax withholding for share-based compensation	(5,445)	(5,664)	(3,688)
Contributions from noncontrolling interest	1,900	—	—
Distributions to noncontrolling interest	(29,379)	(30,990)	(27,993)
Redemption of noncontrolling interest	(8,457)	(3,113)	(36,568)
Redemption of redeemable noncontrolling interest	(4,463)	(872)	(73)
Common stock dividends paid	(542,860)	(536,098)	(507,754)
Net cash used in financing activities	(533,265)	(383,261)	(461,689)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(25,403)	2,947	(70,301)
Unrestricted and restricted cash and cash equivalents at beginning of period	84,041	81,094	151,395
Unrestricted and restricted cash and cash equivalents at end of period	$58,638	$84,041	$81,094

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$194,203	$211,732	$194,418
Interest capitalized	$6,153	$14,615	$24,169
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,963	$6,892	$6,811

Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$—	$65,472
Transfers between real estate under development and rental properties, net	$328,393	$253,039	$19,812
Transfer from real estate under development to co-investments	$3,068	$1,739	$671
Reclassifications to (from) redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$6,890	$(4,299)	$2,008
Initial recognition of operating lease right-of-use assets	$—	$—	$77,645
Initial recognition of operating lease liabilities	$—	$—	$79,693
Debt assumed in connection with acquisition	$—	$—	$143,006

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(Dollars in thousands, except per unit amounts)

	2021	2020
ASSETS
Real estate:
Rental properties:
Land and land improvements	$3,032,678	$2,929,009
Buildings and improvements	12,597,249	12,132,736
	15,629,927	15,061,745
Less: accumulated depreciation	(4,646,854)	(4,133,959)
	10,983,073	10,927,786
Real estate under development	111,562	386,047
Co-investments	1,177,802	1,018,010
Real estate held for sale	—	57,938
	12,272,437	12,389,781
Cash and cash equivalents-unrestricted	48,420	73,629
Cash and cash equivalents-restricted	10,218	10,412
Marketable securities, net of allowance for credit losses of zero as of both December 31, 2021 and December 31, 2020	191,829	147,768
Notes and other receivables, net of allowance for credit losses of $0.8 million as of both December 31, 2021 and December 31, 2020 (includes related party receivables of $176.9 million and $4.7 million as of December 31, 2021 and December 31, 2020, respectively)	341,033	195,104
Operating lease right-of-use assets	68,972	72,143
Prepaid expenses and other assets	64,964	47,340
Total assets	$12,997,873	$12,936,177
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,307,196	$5,607,985
Mortgage notes payable, net	638,957	643,550
Lines of credit	341,257	—
Accounts payable and accrued liabilities	180,751	152,855
Construction payable	29,136	31,417
Distributions payable	143,213	141,917
Operating lease liabilities	70,675	74,037
Liabilities associated with real estate held for sale	—	29,845
Distributions in excess of investments in co-investments	35,545	—
Other liabilities	39,969	39,140
Total liabilities	6,786,699	6,720,746
Commitments and contingencies
Redeemable noncontrolling interest	34,666	32,239
Capital:
General Partner:
Common equity (65,248,393 and 64,999,015 units issued and outstanding, respectively)	5,999,155	6,015,139
	5,999,155	6,015,139
Limited Partners:
Common equity (2,282,464 and 2,294,760 units issued and outstanding, respectively)	56,502	58,184
Accumulated other comprehensive loss	(1,804)	(11,303)
Total partners' capital	6,053,853	6,062,020
Noncontrolling interest	122,655	121,172
Total capital	6,176,508	6,183,192
Total liabilities and capital	$12,997,873	$12,936,177

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2021, 2020, and 2019
(Dollars in thousands, except per unit and unit amounts)

	2021	2020	2019
Revenues:
Rental and other property	$1,431,418	$1,486,150	$1,450,628
Management and other fees from affiliates	9,138	9,598	9,527
	1,440,556	1,495,748	1,460,155
Expenses:
Property operating, excluding real estate taxes	264,892	263,389	241,357
Real estate taxes	180,367	177,011	155,170
Corporate-level property management expenses	36,188	34,573	34,067
Depreciation and amortization	520,066	525,497	483,750
General and administrative	51,838	65,388	54,262
Expensed acquisition and investment related costs	203	1,591	168
Impairment loss	—	1,825	7,105
	1,053,554	1,069,274	975,879
Gain (loss) on sale of real estate and land	142,993	64,967	(3,164)
Earnings from operations	529,995	491,441	481,112
Interest expense	(203,125)	(220,633)	(217,339)
Total return swap income	10,774	10,733	8,446
Interest and other income	98,744	40,999	46,298
Equity income from co-investments	111,721	66,512	112,136
Deferred tax expense on unrealized gain on unconsolidated co-investment	(15,668)	(1,531)	(1,457)
(Loss) gain on early retirement of debt, net	(19,010)	(22,883)	3,717
Gain on remeasurement of co-investment	2,260	234,694	31,535
Net income	515,691	599,332	464,448
Net income attributable to noncontrolling interest	(9,946)	(10,550)	(9,819)
Net income available to common unitholders	$505,745	$588,782	$454,629
Per unit data:
Basic:
Net income available to common unitholders	$7.51	$8.69	$6.67
Weighted average number of common units outstanding during the year	67,340,856	67,750,665	68,140,900
Diluted:
Net income available to common unitholders	$7.51	$8.69	$6.66
Weighted average number of common units outstanding during the year	67,378,265	67,861,590	68,239,933

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020, and 2019
(Dollars in thousands)

	2021	2020	2019
Net income	$515,691	$599,332	$464,448
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	9,170	(4,148)	(2,948)
Cash flow hedge losses reclassified to earnings	—	3,338	1,824
Change in fair value of marketable debt securities, net	329	(61)	281
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	(32)
Total other comprehensive income (loss)	9,499	(871)	(875)
Comprehensive income	525,190	598,461	463,573
Comprehensive income attributable to noncontrolling interest	(9,946)	(10,550)	(9,819)
Comprehensive income attributable to controlling interest	$515,244	$587,911	$453,754

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2021, 2020, and 2019
(Dollars and units in thousands)

					Accumulated other comprehensive loss, net
	General Partner		Limited Partners			Noncontrolling interest	Total
	Common Equity		Common Equity
	Units	Amount	Units	Amount
Balances at December 31, 2018	65,890	$6,280,290	2,305	$59,061	$(9,738)	$64,231	$6,393,844
Net income	—	439,286	—	15,343	—	9,819	464,448
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(32)	—	(32)
Cash flow hedge losses reclassified to earnings	—	—	—	—	1,824	—	1,824
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,948)	—	(2,948)
Change in fair value of marketable debt securities, net	—	—	—	—	281	—	281
Issuance of common units under:
General partner's stock based compensation, net	195	33,779	—	—	—	—	33,779
Sale of common stock by general partner, net	228	72,539	—	—	—	—	72,539
Equity based compensation costs	—	11,029	10	1,254	—	—	12,283
Retirement of common units, net	(234)	(56,989)	—	—	—	—	(56,989)
Cumulative effect upon adoption of ASU No. 2017-12	—	—	—	—	181	—	181
Changes in the redemption value of redeemable noncontrolling interest	—	(3,427)	—	109	—	1,310	(2,008)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	65,472	65,472
Distributions to noncontrolling interest	—	—	—	—	—	(10,521)	(10,521)
Redemptions	13	(28,083)	(13)	(436)	—	(8,049)	(36,568)
Distributions declared ($7.80 per unit)	—	(514,109)	—	(17,972)	—	—	(532,081)
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	568,870	—	19,912	—	10,550	599,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,338	—	3,338
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,148)	—	(4,148)
Change in fair value of marketable debt securities, net	—	—	—	—	(61)	—	(61)
Issuance of common units under:
General partner's stock based compensation, net	95	9,201	—	—	—	—	9,201
Sale of common stock by general partner, net	—	(296)	—	—	—	—	(296)

Equity based compensation costs	—	12,453	2	460	—	—	12,913
Retirement of common units, net	(1,197)	(269,315)	—	—	—	—	(269,315)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	4,375	—	(197)	—	121	4,299
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(12,292)	(12,292)
Redemptions	9	(2,020)	(9)	(275)	—	(818)	(3,113)
Distributions declared ($8.31 per unit)	—	(542,254)	—	(19,075)	—	—	(561,329)
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	488,554	—	17,191	$—	9,946	515,691
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,170	—	9,170
Change in fair value of marketable debt securities, net	—	—	—	—	329	—	329
Issuance of common units under:
General partner's stock based compensation, net	279	53,052	—	—	—	—	53,052
Sale of common stock by general partner, net	—	(455)	—	—	—	—	(455)
Equity based compensation costs	—	11,286	—	397	—	—	11,683
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	(7,489)	—	152	—	447	(6,890)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(10,215)	(10,215)
Redemptions	10	(7,566)	(13)	(296)	—	(595)	(8,457)
Distributions declared ($8.36 per unit)	—	(544,194)	—	(19,126)	—	—	(563,320)
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020, and 2019
(Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$515,691	$599,332	$464,448
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	9,672	(19,426)	(1,218)
Depreciation and amortization	520,066	525,497	483,750
Amortization of discount on marketable securities	—	(19,075)	(28,491)
Amortization of discount and debt financing costs, net	9,538	6,674	5,689
Gain on sale of marketable securities	(3,400)	(2,131)	(1,271)
Income from early redemption of notes receivable	(4,939)	—	—
Provision for credit losses	141	687	—
Unrealized gains on equity securities recognized through income	(33,104)	(12,515)	(5,710)
Company's share of gain on the sales of co-investments	—	(2,225)	(51,097)
Earnings from co-investments	(111,721)	(64,287)	(61,039)
Operating distributions from co-investments	104,833	74,419	99,277
Accrued interest from notes and other receivables	(15,902)	(3,683)	(6,012)
Impairment loss	—	1,825	7,105
(Gain) loss on the sale of real estate and land	(142,993)	(64,967)	3,164
Equity-based compensation	7,308	8,157	7,010
Loss (gain) on early retirement of debt, net	19,010	22,883	(3,717)
Gain on remeasurement of co-investment	(2,260)	(234,694)	(31,535)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	4,878	(3,730)	6,969
Accounts payable, accrued liabilities, and operating lease liabilities	22,298	(10,382)	29,551
Other liabilities	6,143	749	2,206
Net cash provided by operating activities	905,259	803,108	919,079
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(153,481)	(460,421)	(133,825)
Redevelopment	(61,671)	(48,980)	(70,295)
Development acquisitions of and additions to real estate under development	(49,784)	(108,781)	(158,234)
Capital expenditures on rental properties	(121,195)	(90,085)	(101,689)
Investments in notes receivable	(245,144)	(135,343)	(231,400)
Collections of notes and other receivables	104,405	98,711	168,720
Proceeds from insurance for property losses	879	723	3,734
Proceeds from dispositions of real estate	297,454	339,165	23,214
Contributions to co-investments	(306,266)	(114,017)	(402,284)
Changes in refundable deposits	(9,486)	96	5
Purchases of marketable securities	(23,805)	(83,379)	(46,458)
Sales and maturities of marketable securities	16,577	113,465	147,531
Non-operating distributions from co-investments	154,120	71,946	273,290

Net cash used in investing activities	(397,397)	(416,900)	(527,691)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	745,505	1,452,808	1,045,290
Payments on unsecured debt and mortgage notes	(1,053,501)	(916,209)	(1,026,616)
Proceeds from lines of credit	1,050,589	1,038,426	1,939,213
Repayments of lines of credit	(709,332)	(1,093,426)	(1,884,213)
Retirement of common units	(9,172)	(269,315)	(56,989)
Additions to deferred charges	(8,350)	(13,772)	(10,898)
Payments related to debt prepayment penalties	(18,342)	(19,605)	(1,406)
Net proceeds from issuance of common units	(455)	(296)	72,539
Net proceeds from stock options exercised	58,497	14,865	37,467
Payments related to tax withholding for share-based compensation	(5,445)	(5,664)	(3,688)
Contributions from noncontrolling interest	1,900	—	—
Distributions to noncontrolling interest	(8,369)	(8,409)	(7,288)
Redemption of noncontrolling interests	(8,457)	(3,113)	(36,568)
Redemption of redeemable noncontrolling interests	(4,463)	(872)	(73)
Common units distributions paid	(563,870)	(558,679)	(528,459)
Net cash used in financing activities	(533,265)	(383,261)	(461,689)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(25,403)	2,947	(70,301)
Unrestricted and restricted cash and cash equivalents at beginning of period	84,041	81,094	151,395
Unrestricted and restricted cash and cash equivalents at end of period	$58,638	$84,041	$81,094

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$194,203	$211,732	$194,418
Interest capitalized	$6,153	$14,615	$24,169
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,963	$6,892	$6,811

Supplemental disclosure of noncash investing and financing activities:
Issuance of DownREIT units in connection with acquisition of real estate	$—	$—	$65,472
Transfers between real estate under development and rental properties, net	$328,393	$253,039	$19,812
Transfer from real estate under development to co-investments	$3,068	$1,739	$671
Reclassifications to (from) redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$6,890	$(4,299)	$2,008
Initial recognition of operating lease right-of-use assets	$—	$—	$77,645
Initial recognition of operating lease liabilities	$—	$—	$79,693
Debt assumed in connection with acquisition	$—	$—	$143,006

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

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

Essex is the sole general partner of the Operating Partnership with a 96.6% general partner interest and the limited partners owned a 3.4% interest as of December 31, 2021. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,282,464 and 2,294,760 as of December 31, 2021 and 2020, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock, totaled approximately $804.0 million and $544.8 million, as of December 31, 2021 and 2020, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2021, the Company owned or had ownership interests in 252 operating apartment communities, comprising 61,911 apartment homes, excluding the Company's ownership interests in preferred interest co-investments, loan investments, three operating commercial building, and a development pipeline comprised of one consolidated project and one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

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

Noncontrolling interest includes the 3.4% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2021 and 2020. These percentages include the Operating Partnership’s vested long-term incentive plan units (see Note 14).

(b) Recently Adopted Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2021-01 "Reference Rate Reform (Topic 848): Scope." The amendments in ASU No. 2021-01 provide optional expedients to the current guidance on contract modifications and hedge accounting from the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance generally can be applied to applicable contract modifications through December 31, 2022. The Company adopted this new guidance in January 2021 on a prospective basis. This adoption did not have a material impact on the Company's consolidated results of operations or financial position.

(c) Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The amendments in ASU No. 2020-06 modifies the if-converted method of calculating diluted EPS. For instruments that may be settled in cash or shares, and are not classified as liability, the guidance requires entities to include the effect of potential share settlement in the diluted EPS calculation, if the effect is more dilutive. ASU No. 2020-06 is effective for the Company on January 1, 2022 and will be applied on a prospective basis. The Company does not expect this adoption to have a material impact on its consolidated results of operations or financial position.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

The Company allocates the purchase price of real estate on a fair value basis to land and building including personal property, and identifiable intangible assets, such as the value of above, below and in-place leases. In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent land and building appraisals which consider comparable market transactions, its own analysis of recently acquired or developed comparable properties in our portfolio for land comparables and building replacement costs, and other publicly available market data. In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and amortized over the average remaining term of all acquired leases.

The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases is $8.9 million and $4.7 million as of December 31, 2021 and 2020, respectively, and are included in prepaid expenses and other assets on the Company's consolidated balance sheets.

The Company periodically assesses the carrying value of its real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance compared to budget for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company's ability to hold and its intent with regard to each asset, and each property's remaining useful life. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and/or sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost or fair value less estimated costs to sell. As of December 31, 2021, no properties were classified as held for sale. As of December 31, 2020, two properties were classified as held for sale. The Company did not record an impairment charge for the year ended December 31, 2021. The Company recorded an impairment charge of $1.8 million for the year ended December 31, 2020 related to one of the Company's consolidated properties as a result of a change in the Company's intent to hold the property for its remaining useful life. The Company recorded an impairment charge of $7.1 million for the year ended December 31, 2019 on a parcel of land that was part of a consolidated co-investment with Canada Pension Plan Investment Board ("CPPIB" or "CPP"). The impairment charge resulted from the Company's acquisition of CPPIB's 45% interest in the co-investment. The impairment analysis over the parcel’s fair value was determined using internally developed models based on market assumptions.

In the normal course of business, the Company will receive purchase offers for its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. The Company classifies real estate as "held for sale" when the Company has obtained necessary management approvals to sell a property and the sale of the property is expected to be completed within a year. Evaluating solicited or unsolicited offers generally does not cause properties to be classified as held for sale.

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
December 31, 2021, 2020, and 2019

fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company recorded an other-than-temporary impairment charge of $11.5 million for the year ended December 31, 2019 on an unconsolidated co-investment with CPPIB which held Agora, a 49-unit apartment home community located in Walnut Creek, CA. The other-than-temporary impairment charge resulted from the Company's acquisition of CPPIB's 45% interest in the co-investment. The impairment analysis over the co-investments fair value was determined using internally developed models based on market assumptions. The impairment is reflected in equity income from co-investments on the consolidated statements of income. No other-than-temporary impairment charges were recorded for the years ended December 31, 2021 or 2020.

(f) Revenues and Gains on Sale of Real Estate and Land

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows ($ in thousands):

	2021	2020	2019
Cash and cash equivalents - unrestricted	$48,420	$73,629	$70,087
Cash and cash equivalents - restricted	10,218	10,412	11,007
Total unrestricted and restricted cash and cash equivalents shown in the consolidated statements of cash flows	$58,638	$84,041	$81,094

(h) Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured debt and Level 3, as defined by the FASB standard for fair value measurements as discussed later in Note 2). As of December 31, 2021 and 2020, $0.8 million and $2.5 million, respectively, of equity securities presented within common stock and stock funds in the tables below represent

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. There were no other than temporary impairment charges for the years ended December 31, 2021, 2020, and 2019. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statements of income.

As of December 31, 2021 and 2020, equity securities and available for sale debt securities consisted primarily of investment-grade unsecured debt, and common stock and stock funds.

As of December 31, 2021 and 2020, marketable securities consist of the following ($ in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized (Loss) Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$62,192	$(502)	$61,690
Common stock and stock funds	79,155	49,592	128,747

Debt securities:
Available for sale
Investment-grade unsecured debt	1,051	341	1,392
Total - Marketable securities	$142,398	$49,431	$191,829

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$49,646	$985	$50,631
Common stock and stock funds	81,074	15,001	96,075

Debt securities:
Available for sale
Investment-grade unsecured debt	1,050	12	1,062
Total - Marketable securities	$131,770	$15,998	$147,768

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the years ended December 31, 2021, 2020 and 2019, the proceeds from sales and maturities of marketable securities totaled $16.6 million, $113.5 million and $147.5 million, respectively. For the years ended December 31, 2021, 2020 and 2019, these sales resulted in gains of $3.4 million, $2.1 million, and $1.3 million, respectively.

For the years ended December 31, 2021 and 2020, the portion of equity security unrealized gains recognized in income totaled $33.1 million and $12.5 million in gains, respectively, and were included in interest and other income on the Company's consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

(i) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2021 and 2020, no notes were impaired.

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

(j) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, employee compensation costs, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs, inclusive of capitalized interest, as well as capitalized development and redevelopment fees totaled $23.6 million, $31.4 million and $42.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, most of which relates to development projects. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

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
December 31, 2021, 2020, and 2019

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

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of December 31, 2021 and 2020, because interest rates, yields and other terms for these instruments are consistent with interest rates, yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $5.7 billion and $5.5 billion at December 31, 2021 and 2020, respectively, to be $6.0 billion at both December 31, 2021 and 2020. Management has estimated the fair value of the Company’s $564.9 million and $775.1 million of variable rate debt at December 31, 2021 and 2020, respectively, to be $561.7 million and $770.1 million at December 31, 2021 and 2020, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2021 and 2020 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of December 31, 2021 and 2020.

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

(m) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code (the "IRC"), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2021 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

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

The status of cash dividends distributed for the years ended December 31, 2021, 2020, and 2019 related to common stock are classified for tax purposes as follows:

	2021	2020	2019
Common Stock
Ordinary income	70.92%	85.23%	83.81%
Capital gain	22.07%	10.68%	13.78%
Unrecaptured section 1250 capital gain	7.01%	4.09%	2.41%
	100.00%	100.00%	100.00%

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

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2020	$(14,771)	$42	$(14,729)
Other comprehensive income before reclassification	8,843	318	9,161
Amounts reclassified from accumulated other comprehensive loss	16	—	16
Other comprehensive income	8,859	318	9,177
Balance at December 31, 2021	$(5,912)	$360	$(5,552)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

Changes in Accumulated Other Comprehensive Loss, by Component
Essex Portfolio, L.P. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2020	$(11,346)	$43	$(11,303)
Other comprehensive income before reclassification	9,153	329	9,482
Amounts reclassified from accumulated other comprehensive loss	17	—	17
Other comprehensive income	9,170	329	9,499
Balance at December 31, 2021	$(2,176)	$372	$(1,804)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the consolidated statements of income. Realized gains and losses on available for sale debt securities are included in interest and other income on the consolidated statements of income.

(p) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $34.7 million and $32.2 million as of December 31, 2021 and 2020, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Balance at January 1,	$32,239	$37,410	$35,475
Reclassifications due to change in redemption value and other	6,890	(4,299)	2,008
Redemptions	(4,463)	(872)	(73)
Balance at December 31,	$34,666	$32,239	$37,410

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

(r) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of December 31, 2021. The Company consolidated the Operating Partnership, 17 DownREIT entities (comprising nine communities), and five co-investments as of December 31, 2020. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $909.3 million and $320.1 million, respectively, as of December 31, 2021, and $898.5 million and $326.8 million, respectively, as of December 31, 2020. Noncontrolling interests in these entities were $122.4 million and $120.8 million as of December 31, 2021 and 2020, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

The DownREIT VIEs collectively own nine apartment communities in which the Company is the general partner or manager of the DownREIT entity, the Operating Partnership is a special limited partner or member, and the other limited partners or members were granted rights of redemption for their interests. Such limited partners or members can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners or members receive distributions based on the Company's current dividend rate times the number of units held. Total DownREIT units outstanding were 978,854 and 1,017,460 as of December 31, 2021 and 2020, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $344.8 million and $241.6 million, as of December 31, 2021 and 2020, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $34.7 million and $32.2 million as of December 31, 2021 and 2020, respectively. Of these amounts, $7.7 million and $11.9 million as of December 31, 2021 and 2020, respectively, represent units of limited partners' or members' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner's or members' right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common stock was $97.4 million as of both December 31, 2021 and 2020, and is classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

As of December 31, 2021 and 2020, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

The table below summarizes acquisition activity for the year ended December 31, 2021 ($ in millions):

For the year ended December 31, 2021, the Company purchased two communities consisting of 268 apartment homes and two commercial properties for approximately $165.4 million.

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2021	Purchase Price
The Village at Toluca Lake (1)	Burbank, CA	145	100%	Q2	$31.8
7 South Linden (2)	South San Francisco, CA	—	100%	Q3	33.5
Third & Broad (3)	Seattle, WA	—	100%	Q3	52.5
Canvas	Seattle, WA	123	100%	Q4	47.6
Total 2021		268			$165.4

(1) In June 2021, the Company purchased its joint venture partner's 50.0% membership interest in the BEX III, LLC co-investment that owned The Village at Toluca Lake based on a property valuation of $63.5 million. In conjunction with the acquisition, $29.5 million of mortgage debt that encumbered the property was paid off.
(2) The commercial property is fully-leased to two commercial tenants. The Company is currently pursuing entitlements to construct an apartment community on the property.
(3) The Company will hold the fully-leased commercial property for future apartment development.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

The consolidated fair value of the acquisitions listed above was included on the Company's consolidated balance sheet were as follows: $103.3 million was included in land and land improvements, $90.2 million was included in buildings and improvements, $5.4 million was included in prepaid expenses and other assets, within the Company's consolidated balance sheets.

For the year ended December 31, 2020, the Company purchased CPPIB's 45.0% interest in each of a land parcel and six communities totaling 2,020 apartment homes, valued at $1.0 billion on a gross basis, for approximately $463.4 million. As a result of this acquisition, the Company realized a gain on remeasurement of its existing co-investment of $234.7 million. Furthermore, the Company recognized $6.5 million in promote income as a result of the transaction, which is included in equity income from co-investments on the consolidated statements of income. The consolidated fair value of this acquisition was included on the Company's consolidated balance sheet as follows: $189.0 million was included in land and land improvements, $846.0 million was included in buildings and improvements, $10.0 million was included in prepaid expenses and other assets, within the Company's consolidated balance sheets.

(b) Sales of Real Estate Investments

The table below summarizes the disposition activity for the year ended December 31, 2021 ($ in millions):

Property Name	Location	Apartment Homes	Ownership	Quarter in 2021	Sales Price
Hidden Valley	Simi Valley, CA	324	EPLP	Q1	$105.0	(1)
Park 20	San Mateo, CA	197	EPLP	Q1	113.0	(2)
Axis 2300	Irvine, CA	115	EPLP	Q1	57.5	(3)
Devonshire Apartments	Hemet, CA	276	EPLP	Q3	54.5	(4)
Total 2021		912			$330.0

(1) The Company recognized a $69.2 million gain on sale. In conjunction with the sale, the Company repaid $29.7 million of mortgage debt that encumbered the property.
(2) The Company recognized an immaterial gain on sale.
(3) The Company recognized a $30.8 million gain on sale.
(4) The Company recognized a $42.9 million gain on sale.

For the year ended December 31, 2020, the Company sold four apartment communities consisting of 670 apartment homes for $343.5 million, resulting in gains of $65.0 million.

For the year ended December 31, 2019, the Company sold two land parcels for $23.3 million and recorded an immaterial gain on the sale of one land parcel and a loss of $3.2 million on the other land parcel.

(c) Real Estate Assets Held for Sale

As of December 31, 2021, the Company had no assets classified as held for sale. As of December 31, 2020, the Company had two communities totaling 439 apartment homes that were classified as held for sale.

(d) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments own, operate, and develop apartment communities.

In September 2021, the Company formed a new joint venture entity, Wesco VI, LLC ("Wesco VI") with an institutional partner. Each partner has a 50.0% ownership interest in the joint venture and an initial equity commitment of $150.0 million. The joint venture is unconsolidated for financial reporting purposes. Also, in September 2021, Wesco VI acquired Martha Lake Apartments, a 155-unit apartment home community located in Lynwood, WA, for a total contract price of $53.0 million. The property is encumbered by a $29.2 million related party bridge loan from the Company, with an interest rate of 2.15% and was

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

scheduled to mature in December 2021. In December 2021, the scheduled maturity date for the related party bridge loan was extended to March 2022. See Note 6, Related Party Transactions, for additional details.

In October 2021, Wesco VI acquired Monterra in Mill Creek, a 139-unit apartment home community located in Mill Creek, WA, for a total contract price of $55.0 million. The property was encumbered by a $30.3 million related party bridge loan from the Company, with an interest rate of 2.30% and a maturity date of January 2022. In December 2021, the maturity date of the related party bridge loan was extended to April 2022. See Note 6, Related Party Transactions, for additional details.

In November 2021, the Company purchased a managing interest in a single asset entity owning a 179-unit apartment home community located in Vista, CA for a total contract price of $44.0 million, at the Company's pro rata share. The property was encumbered by a $48.4 million related party bridge loan from the Company, with an interest rate of 2.36% and a maturity date of February 2022. See Note 6, Related Party Transactions, for additional details.

In November 2021, Wesco VI acquired The Rexford, a 203-unit apartment home community located in Fremont, CA, for a total contract price of $112.5 million. The property was encumbered by a $61.9 million related party bridge loan from the Company, with an interest rate of 2.36% and a maturity date of February 2022. See Note 6, Related Party Transactions, for additional details.

In November 2021, the Company converted $11.0 million of its existing preferred equity investment in Silver, a 268-unit apartment home community located in San Jose, CA into a 58.0% equity ownership interest in the property. The Company will retain its remaining $13.5 million preferred equity investment in the property at a preferred return of 8.0%. The property is encumbered by $100.0 million of mortgage debt at a rate of 3.15%. Based on a consolidation analysis, the Company continues to account for its investment in this limited liability company under the equity method.

The carrying values of the Company’s co-investments as of December 31, 2021 and 2020 are as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership	December 31,
	Percentage (1)	2021	2020
Ownership interest in:
Wesco I (2), Wesco III, Wesco IV, Wesco V and Wesco VI	52%	$168,198	$178,322
BEXAEW, BEX II, BEX III (3), BEX IV and 500 Folsom (4)	50%	270,550	152,309
Other (5)	52%	126,503	27,635
Total operating and other co-investments, net		565,251	358,266
Total development co-investments	50%	11,076	157,433
Total preferred interest co-investments (includes related party investments of $71.1 million and $81.4 million as of December 31, 2021 and December 31, 2020, respectively - Note 6 - Related Party Transactions for further discussion)		565,930	502,311
Total co-investments, net		$1,142,257	$1,018,010

(1)Weighted average Company ownership percentages are as of December 31, 2021.
(2)As of December 31, 2021, the Company's investment in Wesco I was classified as a liability of $35.3 million due to distributions received in excess of the Company's investment.
(3)In June 2021, the Company purchased the additional 50% interest in BEX III.
(4)500 Folsom had not stabilized as of December 31, 2020. Its carrying value was included in the development co-investments balance as of December 31, 2020.
(5)As of December 31, 2021, the Company's investment in Expo was classified as a liability of $0.2 million due to distributions received in excess of the Company's investment. The weighted average Essex ownership percentage excludes our investments in non-core technology co-investments which are carried at fair value..

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2021	2020
Combined balance sheets: (1)
Rental properties and real estate under development	$4,603,465	$4,242,611
Other assets	278,411	200,777
Total assets	$4,881,876	$4,443,388
Debt	$3,046,765	$2,611,365
Other liabilities	200,129	189,515
Equity	1,634,982	1,642,508
Total liabilities and equity	$4,881,876	$4,443,388
Company's share of equity	$1,142,257	$1,018,010

	Years ended December 31,
	2021	2020	2019
Combined statements of income: (1)
Property revenues	$289,680	$300,624	$336,922
Property operating expenses	(115,023)	(108,682)	(115,658)
Net operating income	174,657	191,942	221,264
Gain on sale of real estate	—	—	112,918
Interest expense	(65,172)	(78,962)	(65,665)
General and administrative	(17,885)	(17,079)	(9,575)
Depreciation and amortization	(133,787)	(117,836)	(121,006)
Net income	$(42,187)	$(21,935)	$137,936
Company's share of net income (2)	$111,721	$66,512	$112,136

(1)Includes preferred equity investments held by the Company.
(2)Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $9.1 million, $8.6 million, and $7.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Operating Co-investments

As of December 31, 2021 and 2020, the Company, through several joint ventures, owned 10,257 and 8,652 apartment homes, respectively, in operating communities. The Company’s book value of these co-investments was $565.3 million and $358.3 million at December 31, 2021 and 2020, respectively.

Predevelopment and Development Co-investments

As of December 31, 2021 and 2020, the Company, through several joint ventures, owned 264 and 1,070 apartment homes in predevelopment and development communities, respectively. The Company’s book value of these co-investments was $11.1 million and $157.4 million at December 31, 2021 and 2020, respectively.

In 2020, the Company entered into a joint venture to develop Scripps Mesa Apartments, a multifamily community comprised of 264 apartment homes located in San Diego, CA. The Company has a 51% ownership interest in the development which has a projected total cost of $102.0 million. Construction began in the third quarter of 2020. The property is projected to commence

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

initial occupancy in the fourth quarter of 2022 and is projected to be fully stabilized in the third quarter of 2023. The Company has a $5.9 million preferred equity investment in the project, which accrues an annualized preferred return of 10.0% until it is redeemed.

Preferred Equity Investments

As of December 31, 2021 and 2020, the Company held preferred equity investment interests in several joint ventures which own real estate. The Company’s book value of these preferred equity investments was $565.9 million and $502.3 million at December 31, 2021 and 2020, respectively, and is included in the co-investments line in the accompanying consolidated balance sheets.
During 2021, the Company made commitments to fund $67.2 million of preferred equity investment in four real estate ventures. The investments have initial preferred returns ranging from 10.0% - 12.5%, with maturities ranging from January 2026 to December 2026. As of December 31, 2021, the Company had funded $51.3 million of the $67.2 million commitments.
During 2020, the Company made commitments to fund $191.3 million of preferred equity investment in seven preferred equity investments. The investments have initial preferred returns ranging from 9.0%-11.5%, with maturities ranging from March 2022 to February 2030. As of December 31, 2021, the Company had funded $182.3 million of the $191.3 million of commitments.
During 2019, the Company made commitments to fund $141.7 million of preferred equity investment in five preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.15%-11.3%, with maturities ranging from July 2022 to October 2024. As of December 31, 2021, the Company had fully funded $141.7 million of the commitments.

During 2018, the Company made commitments to fund $45.1 million of preferred equity investment in two preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.25%-12.0%, with maturities ranging from May 2023 to April 2024. As of December 31, 2021, the Company had funded $42.1 million of the $45.1 million of commitments. The remaining committed amount is expected to be funded when requested by the sponsors.

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

In August 2021, the Company received cash of $21.6 million for the partial redemption of a preferred equity investment in a joint venture that holds property located in Northern California.

In November 2021, the Company received $18.3 million, for the partial redemption of a preferred equity investment in a joint venture that holds property located in Southern California.

In November 2021, the Company converted $11.0 million of its existing preferred equity investment in Silver, a 268-unit apartment home community located in San Jose, CA, into a 58.0% common equity interest in the property. The Company will retain its remaining $13.5 million preferred equity investment in the property at a preferred return of 8.0%. The property is encumbered by $100.0 million of mortgage debt at a rate of 3.15%.

(e) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2021, the Company's development pipeline was comprised of one consolidated project under development, one unconsolidated joint venture project under development and various predevelopment projects, aggregating 371 apartment homes, with total incurred costs of $156.0 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

(4) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	2021	2020	2019
Rental income	$1,410,197	$1,462,161	$1,425,585
Other property	21,221	23,989	25,043
Management and other fees from affiliates	9,138	9,598	9,527
Total revenues	$1,440,556	$1,495,748	$1,460,155

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	2021	2020	2019
Southern California	$588,381	$566,553	$593,253
Northern California	584,034	604,348	557,139
Seattle Metro	239,839	243,900	243,060
Other real estate assets (1)	19,164	71,349	57,176
Total rental and other property revenues	$1,431,418	$1,486,150	$1,450,628

(1)Other real estate assets consist of revenue generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	2021	2020	2019
Same-property (1)	$1,288,238	$1,304,417	$1,346,394
Acquisitions (2)	57,260	54,415	—
Development (3)	31,268	20,050	7,675
Redevelopment	17,667	19,054	21,058
Non-residential/other, net (4)	47,796	66,358	75,501
Straight line rent concession (5)	(10,811)	21,856	—
Total rental and other property revenues	$1,431,418	$1,486,150	$1,450,628

(1)Properties that have comparable stabilized results as of January 1, 2020 and are consolidated by the Company for the years ended December 31, 2021, 2020, and 2019. A community is generally considered to have reach stabilized operations once it achieves an initial occupancy of 90%.
(2)Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2020.
(3)Development includes properties developed which did not have stabilized results as of January 1, 2020.
(4)Non-residential/other, net consists of revenue generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our redevelopment criteria, and two communities located in the California counties of Santa Barbara, and Santa Cruz, which the Company does not consider its core markets.
(5)Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $2.4 million and $3.1 million as of December 31, 2021 and December 31, 2020, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the year ended December 31, 2021 that was included in the December 31, 2020 deferred revenue balance was $0.7 million, which was included in interest and other income within the consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition accounting standard. As of December 31, 2021, the Company had $2.4 million of remaining performance obligations. The Company expects to recognize approximately 31% of these remaining performance obligations in 2022, an additional 56% through 2024, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2021 and 2020 ($ in thousands):

	2021	2020
Note receivable, secured, bearing interest at 9.90%, due November 2021 (Originated November 2018) (1)	$—	$14,216
Notes receivable, secured, bearing interest at 10.50%, due February 2023 (Originated March 2020)	17,051	15,299
Note receivable, secured, bearing interest at 11.00%, due October 2023 (Originated April 2020) (2)	—	25,461
Note receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020)	87,365	79,827
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	29,729	15,423
Related party note receivable, secured, bearing interest at 2.15%, due March 2022 (Originated September 2021) (3)	29,314	—
Related party note receivable, secured, bearing interest at 2.30%, due April 2022 (Originated October 2021) (3)	30,399	—
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (3)	62,058	—
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (3)	48,562	—
Notes and other receivables from affiliates (4)	6,556	4,744
Straight line rent receivables (5)	15,523	25,214
Other receivables	15,232	15,671
Allowance for credit losses	(756)	(751)
Total notes and other receivables	$341,033	$195,104

(1)In November 2021, the Company received cash of $15.7 million, including an early redemption fee of $0.2 million, from the payoff of this note receivable.
(2)In June 2021, the Company received cash of $36.5 million, including an early redemption fee of $4.7 million, from the payoff of this note receivable.
(3)See Note 6, Related Party Transactions, for additional details.
(4)These amounts consist of short-term loans outstanding and due from various joint ventures as of December 31, 2021 and December 31, 2020, respectively. See Note 6, Related Party Transactions, for additional details.
(5)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2020	$751	$—	$751
Provision for credit losses	(80)	85	5
Balance at December 31, 2021	$671	$85	$756

No loans were placed on nonaccrual status or charged off during the year ended December 31, 2021 or 2020.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013. For the year ended December 31, 2021 and 2019, there were no brokerage commission fees paid by the Company to MMC and its affiliates related to real estate transactions. For the year ended December 31, 2020, the Company paid brokerage commissions of $0.2 million to MMC and its affiliates related to real estate transactions.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $10.3 million, $11.3 million, and $13.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.1 million, $1.7 million, and $4.3 million against general and administrative expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of December 31, 2021 and 2020, $6.6 million and $4.7 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying consolidated balance sheets. In November 2016, the Company provided a $6.6 million mezzanine loan to a limited liability company in which MMC holds a significant ownership interest through subsidiaries. The mezzanine loan was classified within notes and other receivables in the accompanying consolidated balance sheets and was paid off in October 2019.

In November 2021, the Company provided a $48.4 million related party bridge loan in connection with the purchase of an interest in a single asset entity owning an apartment home community in Vista, CA. The note receivable accrues interest at 2.36% and is scheduled to mature in February 2022. The bridge loan is classified within notes and other receivables in the accompanying consolidated balance sheets and had an outstanding balance of $48.6 million as of December 31, 2021.

In November 2021, the Company provided a $61.9 million related party bridge loan to Wesco VI in connection with the acquisition of The Rexford. The note receivable accrues interest at 2.36% and is scheduled to mature in February 2022. The bridge loan is classified within notes and other receivables in the accompanying consolidated balance sheets and had an outstanding balance of $62.1 million as of December 31, 2021.

In October 2021, the Company provided a $30.3 million related party bridge to Wesco VI in connection with the acquisition of Monterra in Mill Creek. The note receivable accrues interest at 2.30% and is scheduled to mature in April 2022. The bridge loan is classified within notes and other receivables in the accompanying consolidated balance sheets and had an outstanding balance of $30.4 million as of December 31, 2021.

In September 2021, the Company provided a $29.2 million related party bridge loan to Wesco VI in connection with the acquisition of Martha Lake Apartments. The note receivable accrues interest at 2.15% and was scheduled to mature in

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

December 2021. In December 2021, the maturity date of the note receivable was extended to March 2022. The bridge loan is classified within notes and other receivables in the accompanying consolidated balance sheets and had an outstanding balance of $29.3 million as of December 31, 2021.

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

In June 2019, the Company acquired Brio, a 300-unit apartment home community located in Walnut Creek, CA. The Company issued DownREIT units to an affiliate of MMC, based on a contract price of $164.9 million. The property was encumbered by $98.7 million of mortgage debt which was assumed by the Company at the time of acquisition. As a result of this transaction, the Company consolidated the property, based on a VIE analysis performed by the Company.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million, for the partial redemption of this preferred equity investment, and the maturity of the remaining commitment was extended to December 2028. As of December 31, 2021, the Company had a remaining commitment of $13.0 million. The remaining committed amount is expected to be funded if and when requested by the sponsors.

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
December 31, 2021, 2020, and 2019

(7) Unsecured Debt

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

Unsecured debt consists of the following as of December 31, 2021 and 2020 ($ in thousands):

	2021	2020	Weighted Average Maturity In Years as of December 31, 2021
Unsecured bonds private placement - fixed rate	$—	$199,950	N/A
Term loan - variable rate	—	549,380	N/A
Bonds public offering - fixed rate	5,307,196	4,858,655	8.7
Unsecured debt, net (1)	5,307,196	5,607,985
Lines of credit (2)	341,257	—	N/A
Total unsecured debt	$5,648,453	$5,607,985
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.4%
Weighted average interest rate on variable rate term loan	—%	1.7%
Weighted average interest rate on lines of credit	1.0%	1.0%

(1)Includes unamortized discount, net of premiums, of $9.9 million and $10.1 million and unamortized debt issuance costs of $32.9 million and $31.9 million as of December 31, 2021 and 2020, respectively.
(2)Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion, excludes unamortized debt issuance costs of $4.4 million and $3.7 million as of December 31, 2021 and 2020, respectively. These debt issuance costs are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2021, the Company's $1.2 billion credit facility had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company's credit ratings and a scheduled maturity date of September 2025 with three six-month extensions, exercisable at the Company's option. As of December 31, 2021, the Company's $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company's credit ratings, and a scheduled maturity date of February 2023.

As of December 31, 2021 the Company had no amount of private placement unsecured bonds outstanding. As of December 31, 2020, the Company had $200.0 million of private placement unsecured bonds outstanding at an average effective interest rate of 4.4%.

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2021 and 2020 ($ in thousands):

	Maturity	2021	2020	Coupon Rate
Senior unsecured private placement notes	April 2021	$—	$100,000	4.27%
Senior unsecured private placement notes	June 2021	—	50,000	4.30%
Senior unsecured private placement notes	August 2021	—	50,000	4.37%
		$—	$200,000

As of December 31, 2021 and 2020, the Company's unsecured term loans had no amount outstanding and $550.0 million, respectively, at an average interest rate of none and 1.7%, respectively. These loans are included in the line "Term loan -

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

variable rate" in the table above, and as of December 31, 2021 and 2020, the carrying value, net of debt issuance costs, was no amount outstanding and $549.4 million, respectively.

In March 2021, the Operating Partnership issued $450.0 million of senior unsecured notes due on March 1, 2028 with a coupon rate of 1.700% per annum (the "2028 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2021. The 2028 Notes were offered to investors at a price of 99.423% of par value. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including all or a portion of certain unsecured term loans, and for general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, the carrying value of the 2028 Notes, net of discount and debt issuance costs, was $444.4 million.

In June 2021, the Operating Partnership issued $300.0 million of senior unsecured notes due on June 15, 2031 with a coupon rate of 2.550% per annum (the "2031 Notes"), which are payable on June 15 and December 15 of each year, beginning on December 15, 2021. The 2031 Notes were offered to investors at a price of 99.367% of par value. The 2031 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including to fund the redemption of $300.0 million aggregate principal amount (plus the make-whole amount and accrued and unpaid interest) of its outstanding 3.375% senior unsecured notes due January 2023, and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, the carrying value of the 2031 Notes, net of discount and debt issuance costs, was $295.7 million.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB's 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020. In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021, and 2020, the carrying value of the 2032 Notes, net of premiums and debt issuance costs, was $650.6 million and $650.7 million respectively.

In April 2020, the Company obtained a $200.0 million unsecured term loan with a one-year maturity and two 12-month extension options, exercisable at the Company’s option. The unsecured term loan bears a variable interest rate of LIBOR plus 1.20% and the proceeds were used to repay all remaining consolidated debt maturing in 2020.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the 2031 Notes, the “Notes”). The 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the 2031 Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning on March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including certain unsecured private placement notes, secured mortgage notes, and to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022, and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, the carrying value of the 2031 Notes

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

and 2050 Notes, net of discount and debt issuance costs was $295.1 million and $295.8 million respectively as of December 31, 2021, and $294.5 million and $295.7 million respectively as of December 31, 2020.

In August 2019, the Operating Partnership issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% per annum (the "2030 Notes"), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In October 2019, the Operating Partnership issued an additional $150.0 million of the 2030 notes at a price of 101.685% of the principal amount thereof. These additional notes have substantially identical terms as the 2030 Notes issued in August 2019. The Company used the net proceeds of these offerings to prepay, with no prepayment penalties, certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021, and 2020, the carrying value of the 2030 Notes, net of discount and debt issuance costs, was $543.9 million and $543.1 million, respectively.

In February 2019, the Operating Partnership issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% per annum (the "2029 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In March 2019, the Operating Partnership issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021, and 2020, the carrying value of the 2029 Notes, net of discount and debt issuance costs was $495.4 million and $494.8 million, respectively.

In March 2018, the Operating Partnership issued $300.0 million of senior unsecured notes due on March 15, 2048 with a coupon rate of 4.500% per annum and are payable on March 15 and September 15 of each year, beginning on September 15, 2018 (the "2048 Notes"). The 2048 Notes were offered to investors at a price of 99.591% of par value. The 2048 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021 and 2020, the carrying value of the 2048 Notes, net of discount and debt issuance costs was $295.9 million and $295.8 million, respectively.

In April 2017, the Operating Partnership issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the "2027 Notes"). The 2027 Notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021 and 2020, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $347.3 million and $346.8 million, respectively.

In April 2016, the Operating Partnership issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15th and October 15th of each year, beginning October 15, 2016 (the "2026 Notes"). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021 and 2020, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $447.1 million and $446.4 million, respectively.

In March 2015, the Operating Partnership issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the "2025

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

Notes"). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021 and 2020, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $498.2 million and $497.6 million, respectively.

In April 2014, the Company assumed $900.0 million aggregate principal amount of BRE Property Inc.’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together the "BRE Notes"). These notes are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021, the BRE Notes had no amount outstanding. As of December 31, 2020, the carrying value of the BRE Notes, plus unamortized premium was $296.8 million. In March 2017, the Company paid off $300.0 million of 5.500% senior notes, at maturity. In December 2020, the Company paid off $300.0 million of 5.200% senior notes. In June 2021, the Company paid off the remaining $300.0 million of 3.375% senior notes due 2023.

In April 2014, the Operating Partnership issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the "2024 Notes"). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021 and 2020, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $398.5 million and $397.8 million, respectively.

In April 2013, the Operating Partnership issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the "2023 Notes"). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2021 and 2020, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $299.3 million and $298.7 million, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2021 and 2020 ($ in thousands):

	Maturity	2021	2020	Coupon Rate
Senior notes	January 2023	$—	$300,000	3.375%
Senior notes	May 2023	300,000	300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	500,000	3.500%
Senior notes	April 2026	450,000	450,000	3.375%
Senior notes	May 2027	350,000	350,000	3.625%
Senior notes	March 2028	450,000	—	1.700%
Senior notes	March 2029	500,000	500,000	4.000%
Senior notes	January 2030	550,000	550,000	3.000%
Senior notes	January 2031	300,000	300,000	1.650%
Senior notes	June 2031	300,000	—	2.550%
Senior notes	March 2032	650,000	650,000	2.650%
Senior notes	March 2048	300,000	300,000	4.500%
Senior notes	September 2050	300,000	300,000	2.650%
		$5,350,000	$4,900,000

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2021 are as follows ($ in thousands):

2022	$—
2023	300,000
2024	400,000
2025	500,000
2026	450,000
Thereafter	3,700,000
$5,350,000

As of December 31, 2021, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2021, there was $340.0 million outstanding on the $1.2 billion unsecured line of credit. As of December 31, 2020, there was no amount outstanding on this line. The interest rate is based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.775% as of December 31, 2021. The $1.2 billion unsecured line of credit has a scheduled maturity date in September 2025 with three 6-month extensions, exercisable at the Company's option. As of December 31, 2021, there was $1.3 million outstanding on the Company's $35.0 million working capital unsecured line of credit. As of December 31, 2020, there was no amount outstanding on this line. The interest rate on the amended line is based on a tiered rate structure tied to the Company's credit ratings and is currently at LIBOR plus 0.775%.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2021 and 2020.

(8) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2021 and 2020 ($ in thousands):

	2021	2020
Fixed rate mortgage notes payable	$415,350	$419,323
Variable rate mortgage notes payable (1)	223,609	224,227
Total mortgage notes payable (2)	$638,959	$643,550
Number of properties securing mortgage notes	12	12
Remaining terms	1-25 years	1-26 years
Weighted average interest rate	2.7%	2.7%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2021 are as follows ($ in thousands):

2022	$43,188
2023	2,945
2024	3,109
2025	133,054
2026	99,405
Thereafter	356,224
$637,925

(1)Variable rate mortgage notes payable, including $224.4 million in bonds that have been converted to variable rate through total return swap contracts, consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 1.1% at December 2021 and 1.2% at December 2020) including credit enhancement and

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Once the bonds have been repaid, the properties may no longer be obligated to comply with such tenant income criteria. Principal balances are due in full at various maturity dates from December 2027 through December 2046. The Company had no interest rate cap agreements as of December 31, 2021 and 2020, respectively.
(2)Includes total unamortized premium, net of discounts, of $2.5 million and $3.9 million and reduced by unamortized debt issuance costs of $1.5 million and $1.8 million as of December 31, 2021 and 2020, respectively.

For the Company’s mortgage notes payable as of December 31, 2021, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $2.3 million and $0.3 million, respectively. Second deeds of trust accounted for none of the mortgage notes payable balance as of both December 31, 2021 and 2020. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the principal being prepaid multiplied by the difference between the interest rate of the mortgage note and the stated yield rate on a U.S. treasury security which generally has an equivalent remaining term as the mortgage note.

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

In November 2016, the Company replaced its $225.0 million term loan with a $350.0 million five-year term loan with a delayed draw feature that carries a variable interest rate of LIBOR plus 95 basis points. In 2016, the Company entered into four forward starting interest rate swaps (settlement payments commenced in March 2017) and in 2017, the Company entered into one forward starting interest rate swap (settlement payments commenced in March 2017) all related to the $350.0 million term loan. These five swaps, with a total notional amount of $175.0 million were terminated during the year-ended December 31, 2021.

As of December 31, 2021 and 2020, the Company had no interest rate caps.

As of December 31, 2021 and 2020, the aggregate carrying value of the interest rate swap contracts were a liability of zero and an asset of $2.4 million, respectively. As of December 31, 2021 and 2020, the swap contracts were presented in the consolidated balance sheets as a liability of zero and $2.4 million, respectively, and were included in other liabilities on the consolidated balance sheets. The Company had no interest rate caps on the balance sheets as of December 31, 2021 and 2020.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the consolidated statements of income, was zero, zero, and a loss of $0.2 million for the years ended December 31, 2021, 2020, and 2019 respectively.

The Company has four total return swap contracts, with an aggregate notional amount of $224.4 million, that effectively convert $224.4 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps with $224.4 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2021 and 2020, respectively. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $10.8 million, $10.7 million, and $8.4 million as of December 31, 2021, 2020, and 2019, respectively, were reported on the consolidated statements of income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

(10) Lease Agreements - Company as Lessor

As of December 31, 2021, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, three commercial buildings, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months) while commercial lease terms typically range from 5 to 20 years. All such leases are classified as operating leases.

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

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of December 31, 2021 is summarized as follows ($ in thousands):

Future Minimum Rent
2022	$681,245
2023	23,932
2024	18,749
2025	16,293
2026	12,934
Thereafter	34,016
$787,169

Practical Expedients

The Company has elected to account for operating lease (e.g., fixed payments including rent) and non-lease components (e.g., utility reimbursements and common-area maintenance costs) as a single combined lease component under ASC 842 "Leases" as the lease components are the predominant elements of the combined components.

(11) Lease Agreements - Company as Lessee

As of December 31, 2021, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. Lease terms for the Company's office leases, in general, range between 5 to 10 years while ground leases and the parking lease have terms typically ranging from 20 to 85 years. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

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

As of December 31, 2021 and 2020, the Company had no material finance leases.

Supplemental consolidated balance sheet information related to leases as of December 31, 2021 and 2020 is as follows ($ in thousands):

	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$68,972	$72,143
Total leased assets		$68,972	$72,143

Liabilities
Operating lease liabilities	Operating lease liabilities	$70,675	$74,037
Total lease liabilities		$70,675	$74,037

The components of lease expense for the years ended December 31, 2021 and 2020 were as follows ($ in thousands):

	December 31, 2021	December 31, 2020
Operating lease cost	$6,729	$6,749
Variable lease cost	1,639	1,436
Short-term lease cost	287	432
Sublease income	(438)	(438)
Total lease cost	$8,217	$8,179

A maturity analysis of lease liabilities as of December 31, 2021 is as follows ($ in thousands):

Operating Leases
2022	$6,987
2023	6,962
2024	6,690
2025	6,310
2026	4,440
Thereafter	135,977
Total lease payments	$167,366
Less: Imputed interest	(96,691)
Present value of lease liabilities	$70,675

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

Lease term and discount rate information for leases at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Weighted-average of remaining lease terms (years)
Operating Leases	40	39
Weighted-average of discount rates
Operating Leases	5.01%	5.00%

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

(12) Equity Transactions

Common Stock Offerings

In September 2021, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2021 ATM Program"). In connection with the 2021 ATM Program, the Company may also enter into related forward sale agreements, and may sell shares of its common stock pursuant to these agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date should the Company elect to settle such forward sale agreement, in whole or in part, in shares of its common stock.

The 2021 ATM Program replaces the Company's prior equity distribution agreement entered into in September 2018 ("the "2018 ATM Program") which was terminated upon the establishment of the 2021 ATM Program.
For the year ended December 31, 2021, the Company did not sell any shares of its common stock through the 2021 ATM Program or through the 2018 ATM Program. For the year ended December 31, 2020, the Company did not sell any shares of its common stock through the 2018 ATM Program. For the year ended December 31, 2019, the Company issued 228,271 shares of common stock through the 2018 ATM Program at an average price of $321.56 per share for proceeds of $73.4 million. As of December 31, 2021, there are no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.
Operating Partnership Units and Long-Term Incentive Plan ("LTIP") Units

As of December 31, 2021 and 2020, the Operating Partnership had outstanding 2,176,327 and 2,188,623 OP Units respectively. As of both December 31, 2021 and 2020 the Operating Partnership had 106,137 vested LTIP units. The Operating Partnership’s general partner, Essex, owned 96.6% of the partnership interests in the Operating Partnership as of both December 31, 2021 and 2020, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired OP Units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent an interest in the Operating Partnership for services rendered or to be rendered by the LTIP unitholder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Upon the occurrence of specified

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, LTIP units will be exchanged for an equal number of the OP Units.

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was approximately $804.0 million and $544.8 million based on the closing price of Essex's common stock as of December 31, 2021 and 2020, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

(13) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2021			2020			2019
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$488,554	65,051,465	$7.51	$568,870	65,454,057	$8.69	$439,286	65,840,422	$6.67
Effect of Dilutive Securities
Stock options	—	37,409		—	16,678		—	99,033
DownREIT units	—	—		783	94,247		—	—
Diluted:
Net income available to common stockholders	$488,554	65,088,874	$7.51	$569,653	65,564,982	$8.69	$439,286	65,939,455	$6.66

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,289,391, 2,296,608 and 2,300,478, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2021, 2020 and 2019, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $17.2 million, $20.0 million and $15.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock options of 116,380, 403,458, and 115,066 for the years ended December 31, 2021, 2020, and 2019, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2021			2020			2019
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$505,745	67,340,856	$7.51	$588,782	67,750,665	$8.69	$454,629	68,140,900	$6.67
Effect of Dilutive Securities
Stock options	—	37,409		—	16,678		—	99,033
DownREIT units	—	—		783	94,247		—	—
Diluted:
Net income available to common unitholders	$505,745	67,378,265	$7.51	$589,565	67,861,590	$8.69	$454,629	68,239,933	$6.66

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

Stock options of 116,380, 403,458, and 115,066, for the years ended December 31, 2021, 2020, and 2019, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the years ended and, therefore, were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

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

Equity-based compensation costs for options and restricted stock under the fair value method totaled $11.7 million, $12.9 million, and $11.4 million for years ended December 31, 2021, 2020 and 2019, respectively. For each of the years ended December 31, 2021, 2020 and 2019 equity-based compensation costs included $3.5 million related to restricted stock for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $0.9 million, $1.3 million, and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The intrinsic value of the options exercised totaled $25.7 million, $7.4 million, and $18.7 million, for the years ended December 31, 2021, 2020, and 2019 respectively. The intrinsic value of the options exercisable totaled $22.5 million and $3.4 million as of December 31, 2021 and 2020, respectively.

Total unrecognized compensation cost related to unvested stock options totaled $3.9 million as of December 31, 2021 and the unrecognized compensation cost is expected to be recognized over a period of 2.2 years.

The average fair value of stock options granted for the years ended December 31, 2021, 2020 and 2019 was $24.68, $20.69 and $24.02, respectively. Certain stock options granted in 2021, 2020, and 2019 included a $100 cap, $100 cap, and, $125 cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2021	2020	2019
Stock price	$329.71	$244.74	$304.85
Risk-free interest rates	1.22%	0.83%	2.01%
Expected lives	6 years	6 years	6 years
Volatility	27.00%	25.72%	19.56%
Dividend yield	2.90%	2.93%	2.72%

A summary of the status of the Company’s stock option plans as of December 31, 2021, 2020, and 2019 and changes during the years ended on those dates is presented below:

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

	2021		2020		2019
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	613,109	$255.86	572,971	$251.10	612,954	$224.57
Granted	99,479	329.71	149,020	244.74	148,147	304.85
Exercised	(248,725)	231.37	(70,802)	208.57	(182,817)	205.25
Forfeited and canceled	—	—	(38,080)	228.64	(5,313)	257.87
Outstanding at end of year	463,863	284.82	613,109	255.86	572,971	251.10
Options exercisable at year end	274,244	270.11	361,985	245.83	305,379	223.90

The following table summarizes information about restricted stock outstanding as of December 31, 2021, 2020 and 2019 and changes during the years ended:

	2021		2020		2019
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	132,603	$214.34	114,877	$197.62	91,058	$180.99
Granted	50,349	337.52	45,196	248.16	41,643	235.93
Vested	(22,387)	229.90	(15,116)	170.61	(13,222)	143.56
Forfeited and canceled	(1,164)	219.30	(12,354)	184.11	(4,602)	158.06
Unvested at end of year	159,401	251.03	132,603	214.34	114,877	197.62

The unrecognized compensation cost related to unvested restricted stock totaled $14.4 million as of December 31, 2021 and is expected to be recognized over a period of 1.8 years.

Long-Term Incentive Plans – LTIP Units

On December 9, 2014, the Operating Partnership issued 44,750 LTIP units under the 2015 Long-Term Incentive Plan Award agreements to executives of the Company. The 2015 Long-Term Incentive Plan Units (the "2015 LTIP Units") are subject to forfeiture based on performance-based and service based conditions. An additional 24,000 LTIP units were granted subject only to performance-based criteria and were fully vested on the date granted. The 2015 LTIP Units, that are subject to vesting, vested at 20% per year on each of the first five anniversaries of the initial grant date. The 2015 LTIP Units performance conditions measurement ended on December 9, 2015 and 95.75% of the units awarded were earned by the recipients. 2015 LTIP Units not earned based on the performance-based criteria were automatically forfeited by the recipients. The 2015 LTIP Units are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company subject to a ten-year liquidity restriction.

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

The estimated fair value of the 2015 LTIP Units and 2014 LTIP Units were determined on the grant date using Monte Carlo simulations under a risk-neutral premise and considered Essex’s stock price on the date of grant, the unpaid dividends on unvested units and the discount factor for ten years of illiquidity.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

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

Equity-based compensation costs for LTIP and Z Units under the fair value method totaled approximately zero, zero and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Equity-based compensation costs related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately zero, zero, and $0.2 million, for the years ended December 31, 2021, 2020, and 2019, respectively. The intrinsic value of the vested and unvested LTIP Units totaled $37.4 million as of December 31, 2021. Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans was zero as of December 31, 2021.

The following table summarizes information about the LTIP Units outstanding as of December 31, 2021:

	Long-Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2018	134,081	11,161	145,242	$75.03	6.5
Granted	—	—	—
Vested	9,176	(9,176)	—
Converted	—	—	—
Cancelled	—	(95)	(95)
Balance, December 31, 2019	143,257	1,890	145,147	$75.03	5.2
Granted	—	—	—
Vested	1,890	(1,890)	—
Converted	(39,010)	—	(39,010)
Cancelled	—	—	—
Balance, December 31, 2020	106,137	—	106,137	$84.47	3.6
Granted	—	—	—
Vested	—	—	—
Converted	—	—	—
Cancelled	—	—	—
Balance, December 31, 2021	106,137	—	106,137	$84.47	2.6

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

The revenues and NOI for each of the reportable operating segments are summarized as follows for the years ended December 31, 2021, 2020, and 2019 ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues:
Southern California	$588,381	$566,553	$593,253
Northern California	584,034	604,348	557,139
Seattle Metro	239,839	243,900	243,060
Other real estate assets	19,164	71,349	57,176
Total property revenues	$1,431,418	$1,486,150	$1,450,628
Net operating income:
Southern California	$408,207	$391,095	$423,177
Northern California	401,862	431,124	412,706
Seattle Metro	160,954	166,847	172,601
Other real estate assets	15,136	56,684	45,617
Total net operating income	986,159	1,045,750	1,054,101
Management and other fees from affiliates	9,138	9,598	9,527
Corporate-level property management expenses	(36,188)	(34,573)	(34,067)
Depreciation and amortization	(520,066)	(525,497)	(483,750)
General and administrative	(51,838)	(65,388)	(54,262)
Expensed acquisition and investment related costs	(203)	(1,591)	(168)
Impairment loss	—	(1,825)	(7,105)
Gain (loss) on sale of real estate and land	142,993	64,967	(3,164)
Interest expense	(203,125)	(220,633)	(217,339)
Total return swap income	10,774	10,733	8,446
Interest and other income	98,744	40,999	46,298
Equity income from co-investments	111,721	66,512	112,136
Deferred tax expense on unrealized gain on unconsolidated co-investment	(15,668)	(1,531)	(1,457)
(Loss) gain on early retirement of debt, net	(19,010)	(22,883)	3,717
Gain on remeasurement of co-investment	2,260	234,694	31,535
Net income	$515,691	$599,332	$464,448

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Assets:
Southern California	$4,018,839	$3,981,650
Northern California	5,460,701	5,405,102
Seattle Metro	1,407,033	1,403,678
Other real estate assets	96,500	137,356
Net reportable operating segments - real estate assets	10,983,073	10,927,786
Real estate under development	111,562	386,047
Co-investments	1,177,802	1,018,010
Real estate held for sale	—	57,938
Cash and cash equivalents, including restricted cash	58,638	84,041
Marketable securities	191,829	147,768
Notes and other receivables	341,033	195,104
Operating lease right-of-use assets	68,972	72,143
Prepaid expenses and other assets	64,964	47,340
Total assets	$12,997,873	$12,936,177

(16) 401(k) Plan

The Company has a 401(k) benefit plan (the "Plan") for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $3.3 million, $2.7 million, and $2.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

(17) Commitments and Contingencies

The Company's total minimum lease payment commitments, underground leases, parking leases, and operating leases are disclosed in Note 11, Lease Agreements - Company as Lessee.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

There continue to be lawsuits against owners and managers of certain of the Company's apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements in the past. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2021, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"). Through PWI, the Company is self-insured for earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2021, PWI has cash and marketable securities of approximately $198.1 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

The Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(18) Subsequent Events

In January 2022, Wesco VI acquired Vela on Ox, a 379-unit apartment home community located in Woodland Hills, CA for a total contract price of $183.0 million. The property was encumbered by a $100.7 million bridge loan from the Company, with an interest rate of 2.64% and was paid off in January 2022.

In January 2022, the Company received cash of $121.3 million to pay off the outstanding principal balance of related party bridge loans to Wesco VI.

Subsequent to year end, the Company received cash of $87.9 million for the full redemption of two preferred equity investments in joint ventures that hold property in Southern California and $17.6 million for the partial redemption of a preferred equity investment in a joint venture that holds property in Northern California.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Belmont Station	275	Los Angeles, CA	29,753	8,100	66,666	8,524	8,267	75,023	83,290	(36,537)	2009	Mar-09	3-30
Brio	300	Walnut Creek, CA	96,310	16,885	151,741	2,703	16,885	154,444	171,329	(14,287)	2015	Jun-19	3-30
Form 15	242	San Diego, CA	40,865	24,510	72,221	12,459	25,540	83,650	109,190	(17,211)	2014	Mar-16	3-30
Fountain Park	705	Playa Vista, CA	82,775	25,073	94,980	38,986	25,203	133,836	159,039	(86,456)	2002	Feb-04	3-30
Highridge	255	Rancho Palos Verdes, CA	69,380	5,419	18,347	34,262	6,073	51,955	58,028	(43,677)	1972	May-97	3-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,335	8,190	24,736	18,868	8,191	43,603	51,794	(28,268)	1963	Sep-07	3-30
Marquis	166	San Jose, CA	44,382	20,495	47,823	337	20,495	48,160	68,655	(4,939)	2015	Dec-18	3-30
Sage at Cupertino	230	San Jose, CA	51,792	35,719	53,449	11,506	35,719	64,955	100,674	(12,988)	1971	Mar-17	3-30
The Barkley (3)	161	Anaheim, CA	14,890	—	8,520	8,261	2,353	14,428	16,781	(10,973)	1984	Apr-00	3-30
The Dylan	184	West Hollywood, CA	58,145	19,984	82,286	1,938	19,990	84,218	104,208	(21,208)	2015	Mar-15	3-30
The Huxley	187	West Hollywood, CA	52,936	19,362	75,641	2,028	19,371	77,660	97,031	(19,851)	2014	Mar-15	3-30
Township	132	Redwood City, CA	45,394	19,812	70,619	1,456	19,812	72,075	91,887	(5,814)	2014	Sep-19	3-30
	3,025		$638,957	$203,549	$767,029	$141,328	$207,899	$904,007	$1,111,906	$(302,209)

Unencumbered Communities
Agora	49	Walnut Creek, CA	—	4,932	60,423	296	4,934	60,717	65,651	(4,084)	2016	Jan-20	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	15,445	32,136	143,988	176,124	(44,124)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	3,227	5,869	27,204	33,073	(12,316)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	2,901	11,923	50,591	62,514	(14,257)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	10,820	4,982	30,533	35,515	(19,816)	1971	Dec-02	3-30
Anavia	250	Anaheim, CA	—	15,925	63,712	10,627	15,925	74,339	90,264	(28,240)	2009	Dec-10	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	936	4,726	15,166	19,892	(4,754)	2009	Jan-13	3-30
Apex	367	Milpitas, CA	—	44,240	103,251	7,635	44,240	110,886	155,126	(27,525)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	19,162	58,442	194,488	252,930	(60,202)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	2,542	3,924	14,404	18,328	(5,432)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	2,126	23,550	95,937	119,487	(17,140)	2014	Dec-16	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	4,731	32,379	142,671	175,050	(31,839)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	16,702	27,235	81,105	108,340	(21,921)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	2,306	—	52,119	52,119	(15,548)	2013	Apr-14	5-30
Avondale at Warner Center	446	Woodland Hills, CA	—	10,536	24,522	27,959	10,601	52,416	63,017	(39,034)	1970	Jan-99	3-30
Bel Air	462	San Ramon, CA	—	12,105	18,252	45,326	12,682	63,001	75,683	(47,118)	1988	Jan-95	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Belcarra	296	Bellevue, WA	—	21,725	92,091	3,756	21,725	95,847	117,572	(26,579)	2009	Apr-14	5-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	5,204	17,247	45,547	62,794	(18,493)	2004	Sep-10	3-30
BellCentre	249	Bellevue, WA	—	16,197	67,207	6,721	16,197	73,928	90,125	(21,787)	2001	Apr-14	5-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	1,467	5,401	23,270	28,671	(9,362)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	7,531	4,473	17,794	22,267	(11,348)	1974	Oct-06	3-30
Bennett Lofts	164	San Francisco, CA	—	21,771	50,800	32,121	28,371	76,321	104,692	(25,807)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	6,290	10,802	49,499	60,301	(14,756)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	6,447	2,503	16,353	18,856	(10,534)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	14,926	3,580	23,048	26,628	(19,910)	1978	Jan-96	3-30
Brookside Oaks	170	Sunnyvale, CA	—	7,301	16,310	27,812	10,328	41,095	51,423	(28,453)	1973	Jun-00	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	6,923	1,531	12,822	14,353	(9,891)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	7,844	2,656	18,611	21,267	(14,331)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	10,788	5,293	22,626	27,919	(18,121)	1989	Jan-95	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	99,814	11,639	127,544	139,183	(89,600)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	9,169	11,075	34,301	45,376	(28,193)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	5,616	18,185	78,355	96,540	(22,506)	1998	Apr-14	5-30
Camino Ruiz Square	159	Camarillo, CA	—	6,871	26,119	2,975	6,931	29,034	35,965	(14,907)	1990	Dec-06	3-30
Canvas	123	Seattle, WA	—	10,489	36,924	56	10,489	36,980	47,469	(46)	2014	Dec-21	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	7,995	19,088	52,468	71,556	(25,767)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	10,200	4,693	28,487	33,180	(18,548)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	10,017	4,048	22,626	26,674	(16,217)	1961	Sep-01	3-30
Carmel Creek	348	San Diego, CA	—	26,842	107,368	9,452	26,842	116,820	143,662	(34,832)	2000	Apr-14	5-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	11,985	16,725	78,886	95,611	(23,860)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	5,485	14,968	65,356	80,324	(18,885)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	6,116	4,833	21,460	26,293	(16,945)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	2,749	6,714	29,605	36,319	(8,556)	1987	Apr-14	5-30
CBC Apartments & The Sweeps	239	Goleta, CA	—	11,841	45,320	7,309	11,906	52,564	64,470	(30,261)	1962	Jan-06	3-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	9,084	5,652	25,417	31,069	(15,207)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	22,728	3,442	30,434	33,876	(24,211)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	2,356	6,582	18,045	24,627	(8,572)	2002	Jul-08	3-30
City View	572	Hayward, CA	—	9,883	37,670	34,786	10,350	71,989	82,339	(56,516)	1975	Mar-98	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	879	7,276	23,105	30,381	(6,037)	2013	May-14	3-30
Connolly Station	309	Dublin, CA	—	19,949	123,428	3,187	19,949	126,615	146,564	(8,762)	2014	Jan-20	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	4,364	5,801	21,779	27,580	(9,249)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	4,062	13,912	59,711	73,623	(17,177)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	6,534	4,187	23,104	27,291	(14,946)	1976	Dec-02	3-30
Courtyard off Main	110	Bellevue, WA	—	7,465	21,405	5,208	7,465	26,613	34,078	(11,438)	2000	Oct-10	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	13,903	37,579	101,588	139,167	(31,438)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	4,996	21,478	55,112	76,590	(15,897)	1996	Apr-14	5-30
Domaine	92	Seattle, WA	—	9,059	27,177	1,676	9,059	28,853	37,912	(9,441)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	—	4,758	14,285	8,183	4,757	22,469	27,226	(11,902)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	—	15,066	45,249	4,958	15,066	50,207	65,273	(13,947)	1994	Jul-14	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	2,837	8,458	36,669	45,127	(10,712)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	7,327	3,449	15,128	18,577	(12,609)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	1,623	13,378	54,863	68,241	(9,894)	2012	Dec-16	3-30
Emme	190	Emeryville, CA	—	15,039	80,532	862	15,039	81,394	96,433	(5,594)	2015	Jan-20	3-30
Enso	183	San Jose, CA	—	21,397	71,135	2,269	21,397	73,404	94,801	(15,853)	2014	Dec-15	3-30
Epic	769	San Jose, CA	—	89,111	307,769	1,236	89,111	309,005	398,116	(21,058)	2013	Jan-20	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	16,663	18,429	56,490	74,919	(35,389)	2002	Apr-04	3-30
Essex Skyline	350	Santa Ana, CA	—	21,537	146,099	14,867	21,537	160,966	182,503	(54,862)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	7,687	3,649	20,999	24,648	(16,769)	1990	Jun-97	3-30
Fairhaven Apartments	164	Santa Ana, CA	—	2,626	10,485	10,846	2,957	21,000	23,957	(14,951)	1970	Nov-01	3-30
Fairway Apartments at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	8,838	—	16,688	16,688	(13,662)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	4,968	5,297	20,531	25,828	(12,391)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	42,736	2,440	52,552	54,992	(48,909)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	12,942	5,964	26,845	32,809	(21,358)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	4,323	3,731	18,853	22,584	(11,443)	1998	Oct-03	3-30
Foster's Landing	490	Foster City, CA	—	61,714	144,000	13,398	61,714	157,398	219,112	(47,256)	1987	Apr-14	5-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	14,395	6,985	41,418	48,403	(31,728)	2000	Mar-00	3-30
Fountains at River Oaks	226	San Jose, CA	—	26,046	60,773	7,233	26,046	68,006	94,052	(20,492)	1990	Apr-14	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	4,549	8,879	56,900	65,779	(23,644)	2010	Apr-10	3-30
Fox Plaza	445	San Francisco, CA	—	39,731	92,706	40,959	39,731	133,665	173,396	(49,126)	1968	Feb-13	3-30
The Henley I/The Henley II	215	Glendale, CA	—	6,695	16,753	29,753	6,733	46,468	53,201	(33,723)	1970	Jun-99	3-30
Highlands at Wynhaven	333	Issaquah, WA	—	16,271	48,932	16,389	16,271	65,321	81,592	(33,737)	2000	Aug-08	3-30
Hillcrest Park	608	Newbury Park, CA	—	15,318	40,601	23,567	15,755	63,731	79,486	(47,883)	1973	Mar-98	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	35,010	22,000	129,691	151,691	(69,587)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	3,291	4,208	20,038	24,246	(10,325)	1965	Mar-07	3-30
Huntington Breakers	342	Huntington Beach, CA	—	9,306	22,720	24,559	9,315	47,270	56,585	(37,323)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	—	3,467	7,881	8,968	3,474	16,842	20,316	(14,569)	1985	Oct-94	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	5,714	17,774	47,187	64,961	(13,685)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	10,707	38,155	99,735	137,890	(30,522)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	8,812	1,595	15,206	16,801	(12,054)	1981	Dec-96	3-30
Lawrence Station	336	Sunnyvale, CA	—	45,532	106,735	4,742	45,532	111,477	157,009	(34,531)	2012	Apr-14	5-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	14,363	3,092	21,782	24,874	(18,258)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	10,670	4,760	29,215	33,975	(20,160)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	34,252	—	62,419	62,419	(34,917)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	16,681	5,324	33,108	38,432	(29,473)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	3,073	1,562	9,169	10,731	(6,703)	1987	May-00	3-30
MB 360	360	San Francisco, CA	—	42,001	212,648	13,804	42,001	226,452	268,453	(58,207)	2014	Apr-14	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	3,068	1,894	10,560	12,454	(6,649)	1963	Dec-02	3-30
Mill Creek at Windermere	400	San Ramon, CA	—	29,551	69,032	9,770	29,551	78,802	108,353	(37,918)	2005	Sep-07	3-30
Mio	103	San Jose, CA	—	11,012	39,982	1,286	11,012	41,268	52,280	(8,583)	2015	Jan-16	3-30
Mirabella	188	Marina Del Rey, CA	—	6,180	26,673	18,074	6,270	44,657	50,927	(29,785)	2000	May-00	3-30
Mira Monte	354	Mira Mesa, CA	—	7,165	28,459	13,643	7,186	42,081	49,267	(28,485)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	17,041	7,886	40,021	47,907	(30,850)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	12,891	10,167	51,601	61,768	(29,576)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	9,841	46,499	118,339	164,838	(34,708)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	9,673	31,429	83,007	114,436	(24,914)	1989	Apr-14	5-30
Montanosa	472	San Diego, CA	—	26,697	106,787	10,525	26,697	117,312	144,009	(33,373)	1990	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	—	4,842	19,776	30,760	4,997	50,381	55,378	(44,965)	1973	Dec-88	3-30
Montebello	248	Kirkland, WA	—	13,857	41,575	9,748	13,858	51,322	65,180	(18,121)	1996	Jul-12	3-30
Montejo Apartments	124	Garden Grove, CA	—	1,925	7,685	5,002	2,194	12,418	14,612	(8,161)	1974	Nov-01	3-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	7,515	2,424	13,019	15,443	(9,753)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	6,129	7,823	39,564	47,387	(16,657)	2011	Feb-11	3-30
Mylo	476	Santa Clara, CA	—	6,472	206,098	255	6,472	206,353	212,825	(15,746)	2021	Jun-21	3-30
1000 Kiely	121	Santa Clara, CA	—	9,359	21,845	9,120	9,359	30,965	40,324	(15,344)	1971	Mar-11	3-30
Palm Valley	1,100	San Jose, CA	—	133,802	312,205	22,714	133,802	334,919	468,721	(62,857)	2008	Jan-17	3-30
Paragon Apartments	301	Fremont, CA	—	32,230	77,320	2,998	32,230	80,318	112,548	(20,711)	2013	Jul-14	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	3,971	4,710	22,810	27,520	(8,980)	2002	Jun-12	3-30
Park Highland	250	Bellevue, WA	—	9,391	38,224	14,401	9,391	52,625	62,016	(19,678)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	—	7,284	21,937	12,573	7,284	34,510	41,794	(20,312)	1999	Feb-99	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	5,414	15,894	68,988	84,882	(20,073)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	13,419	9,424	35,407	44,831	(16,014)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	3,840	10,680	46,562	57,242	(13,892)	1989	Apr-14	5-30
Patent 523	295	Seattle, WA	—	14,558	69,417	6,545	14,558	75,962	90,520	(32,488)	2010	Mar-10	3-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	22,439	6,239	37,040	43,279	(33,954)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	15,648	19,848	75,254	95,102	(24,127)	1969	May-14	3-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	793	—	2,504	2,504	(1,772)	1973	Dec-04	3-24
Pinnacle at Fullerton	192	Fullerton, CA	—	11,019	45,932	5,679	11,019	51,611	62,630	(15,335)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	—	7,760	31,041	4,519	7,760	35,560	43,320	(10,763)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	—	15,810	66,401	7,228	15,810	73,629	89,439	(21,501)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	—	17,023	68,093	6,313	17,023	74,406	91,429	(21,532)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	—	19,292	77,168	4,788	19,292	81,956	101,248	(23,314)	2002	Apr-14	5-30
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	7,482	14,647	66,068	80,715	(18,985)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	13,270	4,505	30,875	35,380	(22,156)	1963	Aug-98	3-30
Pure Redmond	105	Redmond, WA	—	7,461	31,363	802	7,461	32,165	39,626	(2,388)	2016	Dec-19	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	2,532	11,702	154,868	166,570	(44,224)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	8,867	6,873	24,904	31,777	(12,639)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	4,453	3,184	17,190	20,374	(8,439)	1989	Dec-09	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	8,293	27,870	119,775	147,645	(34,600)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	4,512	25,073	125,826	150,899	(32,292)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	3,175	3,801	14,574	18,375	(10,175)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	7,819	3,331	15,313	18,644	(13,561)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	15,936	4,173	74,897	79,070	(33,391)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	35,460	22,866	64,361	87,227	(39,572)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	15,514	9,582	55,830	65,412	(22,674)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	5,400	2,820	16,562	19,382	(10,422)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	6,721	19,292	83,889	103,181	(24,714)	1986	Apr-14	5-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	1,632	7,379	23,770	31,149	(6,962)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	7,311	34,444	154,573	189,017	(47,229)	2014	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Station Park Green - Phases I, II, and III	492	San Mateo, CA	—	54,782	314,694	11,710	54,782	326,404	381,186	(38,705)	2018	Mar-18	3-30
Stevenson Place	200	Fremont, CA	—	996	5,582	14,597	1,001	20,174	21,175	(16,780)	1975	Apr-00	3-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	10,006	3,201	22,575	25,776	(17,191)	1986	Oct-97	3-30
Summerhill Park	100	Sunnyvale, CA	—	2,654	4,918	11,319	2,656	16,235	18,891	(13,756)	1988	Sep-88	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	9,528	5,977	33,180	39,157	(21,395)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	4,287	13,915	61,987	75,902	(17,851)	2008	Apr-14	5-30
The Audrey at Belltown	137	Seattle, WA	—	9,228	36,911	2,517	9,228	39,428	48,656	(10,962)	1992	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	1,114	6,964	31,036	38,000	(8,214)	2014	Mar-14	3-30
The Bernard	63	Seattle, WA	—	3,699	11,345	954	3,689	12,309	15,998	(4,577)	2008	Sep-11	3-30
The Blake LA	196	Los Angeles, CA	—	4,023	9,527	25,098	4,031	34,617	38,648	(23,033)	1979	Jun-97	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	2,683	6,939	23,360	30,299	(11,846)	2006	Jun-07	3-30
The Commons	264	Campbell, CA	—	12,555	29,307	10,799	12,556	40,105	52,661	(18,984)	1973	Jul-10	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	19,215	2,824	29,484	32,308	(24,239)	1981	Jan-97	3-30
The Galloway	506	Pleasanton, CA	—	32,966	184,499	3,632	32,966	188,131	221,097	(12,985)	2016	Jan-20	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	8,096	4,531	97,304	101,835	(44,341)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	55,901	8,385	54,512	62,897	(42,729)	1972	Apr-97	3-30
The Huntington	276	Huntington Beach, CA	—	10,374	41,495	7,703	10,374	49,198	59,572	(17,940)	1975	Jun-12	3-30
The Landing at Jack London Square	282	Oakland, CA	—	33,554	78,292	8,633	33,554	86,925	120,479	(26,682)	2001	Apr-14	5-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	5,833	1,618	9,697	11,315	(7,072)	1971	Jun-97	3-30
The Palisades	192	Bellevue, WA	—	1,560	6,242	14,942	1,565	21,179	22,744	(18,824)	1977	May-90	3-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	—	23,584	94,334	13,829	23,584	108,163	131,747	(32,672)	1988	Apr-14	5-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	3,987	13,574	58,285	71,859	(16,886)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	7,991	21,930	95,711	117,641	(27,650)	1985	Apr-14	5-30
The Village at Toluca Lake	145	Burbank, CA	—	14,634	48,297	1,028	14,634	49,325	63,959	(946)	1974	Nov-17	3-30
The Waterford	238	San Jose, CA	—	11,808	24,500	18,305	15,165	39,448	54,613	(27,513)	2000	Jun-00	3-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	8,926	13,661	62,253	75,914	(36,922)	2001	Jan-01	3-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	2,628	6,949	30,424	37,373	(8,740)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	4,792	3,890	13,180	17,070	(9,981)	1985	Oct-97	3-30
Valley Park	160	Fountain Valley, CA	—	3,361	13,420	6,898	3,761	19,918	23,679	(13,354)	1969	Nov-01	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	5,344	22,016	87,598	109,614	(33,896)	2011	Jul-11	3-30
Villa Angelina	256	Placentia, CA	—	4,498	17,962	9,009	4,962	26,507	31,469	(18,042)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	—	38,299	89,365	2,095	38,299	91,460	129,759	(26,047)	2010	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	10,134	13,842	65,501	79,343	(21,056)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	4,839	6,488	41,607	48,095	(12,868)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	9,240	5,573	21,141	26,714	(14,041)	1963	Aug-04	3-30
Vox Apartments	58	Seattle, WA	—	5,545	16,635	458	5,545	17,093	22,638	(4,776)	2013	Oct-13	3-30
Wallace on Sunset	200	Los Angeles, CA	—	24,005	80,466	1,388	24,005	81,854	105,859	(7,718)	2021	Dec-21	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	6,113	4,887	25,252	30,139	(15,929)	1964	Oct-03	3-30
Wandering Creek	156	Kent, WA	—	1,285	4,980	5,580	1,296	10,549	11,845	(8,845)	1986	Nov-95	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	13,713	2,258	20,720	22,978	(16,922)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	17,866	43,194	118,896	162,090	(43,068)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	6,477	30,535	98,081	128,616	(27,411)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	14,717	56,932	226,715	283,647	(67,716)	2014	Apr-14	5-30
Wilshire Promenade	149	Fullerton, CA	—	3,118	7,385	13,435	3,797	20,141	23,938	(14,239)	1992	Jan-97	3-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	17,174	4,021	27,485	31,506	(25,104)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	25,794	2,044	34,517	36,561	(25,895)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	6,295	5,341	27,321	32,662	(16,023)	1987	Dec-04	3-30
	48,629		$—	$2,705,854	$9,644,002	$2,054,750	$2,742,712	$11,661,894	$14,404,606	$(4,327,622)

				Costs
		Initial cost		capitalized	Gross amount carried at close of period
			Buildings and	subsequent	Land and	Buildings and		Accumulated
Property	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation
Other real estate assets	—	80,706	16,587	16,122	82,067	31,348	113,415	(17,023)
	$—	$80,706	$16,587	$16,122	$82,067	$31,348	$113,415	$(17,023)

Total	$638,957	$2,990,109	$10,427,618	$2,212,200	$3,032,678	$12,597,249	$15,629,927	$(4,646,854)
(1) The aggregate cost for federal income tax purposes is approximately $12.2 billion (unaudited).
(2) A portion of land is leased pursuant to a ground lease expiring 2070.
(3) The land is leased pursuant to a ground lease expiring 2083.
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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

A summary of activity for rental properties and accumulated depreciation is as follows:

	2021	2020	2019		2021	2020	2019
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$15,061,745	$14,038,142	$13,366,101	Balance at beginning of year	$4,133,959	$3,689,482	$3,209,548
Acquisition, development, and improvement of real estate	707,267	1,426,505	672,041	Depreciation expense	528,613	518,629	479,934
Disposition of real estate and other	(139,085)	(402,902)	—	Depreciation expense - Disposals and other	(15,718)	(74,152)	—
Balance at the end of year	$15,629,927	$15,061,745	$14,038,142	Balance at the end of year	$4,646,854	$4,133,959	$3,689,482

EXHIBIT INDEX
Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

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

4.4
Indenture, dated March 17, 2015, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.500% Senior Notes due 2025 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 17, 2015, and incorporated herein by reference.

4.5
Indenture, dated April 11, 2016, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.375% Senior Notes due 2026 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 11, 2016, and incorporated herein by reference.

4.6
Indenture, dated April 10, 2017, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.625% Senior Notes due 2027 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 10, 2017, and incorporated herein by reference.

4.7
Indenture, dated March 8, 2018, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 4.500% Senior Notes due 2048 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 8, 2018, and incorporated herein by reference.

4.8
Indenture, dated February 11, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 4.000% Senior Notes due 2029 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 11, 2019, and incorporated herein by reference.

4.9
Indenture, dated August 7, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.000% Senior Notes due 2030 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 7, 2019, and incorporated herein by reference.

4.10
Indenture, dated February 11, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 2.650% Senior Notes due 2032 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference.

4.11
Indenture, dated August 24, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.650% Senior Notes due 2031, the form of 2.650% Senior Notes due 2050 and the guarantees thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 24, 2020, and incorporated herein by reference.

4.12
Indenture, dated March 1, 2021, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.700% Senior Notes due 2028 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 1, 2021, and incorporated herein by reference.

4.13
Indenture, dated June 1, 2021, among Essex Portfolio, L.P., Essex portfolio Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 2.550% Senior Notes due 2031 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 1, 2021, and incorporated herein by reference.

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

10.2	Essex Property Trust, Inc. Deferred Compensation Plan, As Amended and Restated As of January 1, 2021.

10.3
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.*

10.4	Modification Agreement, dated July 30, 2012, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.5
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

10.6
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein by reference.*.

10.7
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.8
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.9
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.10
Amended and Restated Non-Employee Director Equity Award Program, dated May 17, 2016, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.*

10.11
Fourth Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 20, 2018, attached as Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.

10.12
Third Modification Agreement, dated as of January 29, 2014 by and among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.13
Forms of Essex Property Trust, Inc., Essex Portfolio L.P., Long-Term Incentive Plan Award Agreements, attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.*

10.14
Terms Agreement dated as of May 20, 2015, among Essex Property Trust, Inc. and Citigroup Global Markets Inc., attached as Exhibit 1.1 to the Company's Current Report on Form 8-K, filed May 26, 2015, and incorporated herein by reference.

10.15
Essex Property Trust, Inc. 2018 Stock Award and Incentive Compensation Plan, attached as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 15, 2018, filed March 23, 2018, and incorporated herein by reference.*

10.16	Form of Non-Employee Director Restricted Stock Award Agreement, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.*

10.17	Form of Non-Employee Director Stock Option Award Agreement, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.*

10.18	Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan.*

10.19
Third Amended and Restated Revolving Credit Agreement, dated as of September 30, 2021, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.†

10.20	Deferred Compensation Plan for Non-Employee Directors, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020 and incorporated herein by reference.*

10.21
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 25, 2022.

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

Signature	Title	Date

/s/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 25, 2022

/s/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 25, 2022

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Lead Director	February 25, 2022

/s/ MARIA R. HAWTHORNE Maria R. Hawthorne	Director	February 25, 2022

/s/ AMAL M. JOHNSON Amal M. Johnson	Director	February 25, 2022

/s/ MARY KASARIS Mary Kasaris	Director	February 25, 2022

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 25, 2022

/s/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 25, 2022

/s/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 25, 2022

S-2