Form 10-Q
period 2022-03-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2022-04-27
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,333,024 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 25, 2022.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2022 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	March 31, 2022	December 31, 2021
Real estate:
Rental properties:
Land and land improvements	$3,032,678	$3,032,678
Buildings and improvements	12,651,423	12,597,249
	15,684,101	15,629,927
Less: accumulated depreciation	(4,779,581)	(4,646,854)
	10,904,520	10,983,073
Real estate under development	112,815	111,562
Co-investments	1,144,542	1,177,802
	12,161,877	12,272,437
Cash and cash equivalents-unrestricted	98,107	48,420
Cash and cash equivalents-restricted	10,446	10,218
Marketable securities, net of allowance for credit losses of zero as of both March 31, 2022 and December 31, 2021	169,702	191,829
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively (includes related party receivables of $39.9 million and $176.9 million as of March 31, 2022 and December 31, 2021, respectively)	205,420	341,033
Operating lease right-of-use assets	68,158	68,972
Prepaid expenses and other assets	56,591	64,964
Total assets	$12,770,301	$12,997,873
LIABILITIES AND EQUITY
Unsecured debt, net	$5,308,841	$5,307,196
Mortgage notes payable, net	637,778	638,957
Lines of credit	98,000	341,257
Accounts payable and accrued liabilities	221,925	180,751
Construction payable	35,484	29,136
Dividends payable	150,976	143,213
Distributions in excess of investments in co-investments	28,846	35,545
Operating lease liabilities	69,801	70,675
Other liabilities	40,705	39,969
Total liabilities	6,592,356	6,786,699
Commitments and contingencies
Redeemable noncontrolling interest	39,738	34,666
Equity:
Common stock; 0.0001 par value, 670,000,000 shares authorized; 65,332,274 and 65,248,393 shares issued and outstanding, respectively	7	7
Additional paid-in capital	6,930,072	6,915,981
Distributions in excess of accumulated earnings	(987,333)	(916,833)
Accumulated other comprehensive income (loss), net	14,237	(5,552)
Total stockholders' equity	5,956,983	5,993,603
Noncontrolling interest	181,224	182,905
Total equity	6,138,207	6,176,508
Total liabilities and equity	$12,770,301	$12,997,873

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and other property	$379,216	$352,876
Management and other fees from affiliates	2,689	2,249
	381,905	355,125
Expenses:
Property operating, excluding real estate taxes	68,858	65,085
Real estate taxes	47,242	45,328
Corporate-level property management expenses	10,172	9,013
Depreciation and amortization	133,533	128,587
General and administrative	12,242	9,812
Expensed acquisition and investment related costs	8	15
	272,055	257,840
Gain on sale of real estate and land	—	100,096
Earnings from operations	109,850	197,381
Interest expense	(50,377)	(51,649)
Total return swap income	2,544	2,844
Interest and other (loss) income	(7,567)	14,387
Equity income from co-investments	21,171	17,011
Deferred tax benefit (expense) on unconsolidated co-investments	2,754	(508)
Loss on early retirement of debt, net	—	(2,517)
Net income	78,375	176,949
Net income attributable to noncontrolling interest	(5,121)	(8,505)
Net income available to common stockholders	$73,254	$168,444
Comprehensive income	$98,856	$181,441
Comprehensive income attributable to noncontrolling interest	(5,813)	(8,658)
Comprehensive income attributable to controlling interest	$93,043	$172,783
Per share data:
Basic:
Net income available to common stockholders	$1.12	$2.59
Weighted average number of shares outstanding during the period	65,275,775	64,989,620
Diluted:
Net income available to common stockholders	$1.12	$2.59
Weighted average number of shares outstanding during the period	65,339,378	65,114,933

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
Three months ended March 31, 2022	Shares	Amount
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	73,254	—	5,121	78,375
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	19,404	679	20,083
Change in fair value of marketable debt securities, net	—	—	—	—	385	13	398
Issuance of common stock under:
Stock option and restricted stock plans, net	84	—	16,867	—	—	—	16,867
Sale of common stock, net	—	—	(141)	—	—	—	(141)
Equity based compensation costs	—	—	2,380	—	—	83	2,463
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,014)	—	—	(58)	(5,072)
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(7,619)	(7,619)
Redemptions of noncontrolling interest	—	—	(1)	—	—	(25)	(26)
Common stock dividends ($2.20 per share)	—	—	—	(143,754)	—	—	(143,754)
Balances at March 31, 2022	65,332	$7	$6,930,072	$(987,333)	$14,237	$181,224	$6,138,207

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling Interest	Total
Three months ended March 31, 2021	Shares	Amount
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income	—	—	—	168,444	—	8,505	176,949
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,257	150	4,407
Change in fair value of marketable debt securities, net	—	—	—	—	82	3	85
Issuance of common stock under:
Stock option and restricted stock plans, net	39	—	(3,744)	—	—	—	(3,744)
Equity based compensation costs	—	—	5,028	—	—	54	5,082
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(4,178)	—	—	95	(4,083)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(7,554)	(7,554)
Redemptions of noncontrolling interest	1	—	(75)	—	—	(180)	(255)
Common stock dividends ($2.09 per share)	—	—	—	(135,876)	—	—	(135,876)
Balances at March 31, 2021	64,999	$6	$6,864,185	$(828,625)	$(10,390)	$185,755	$6,210,931

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	78,375	$176,949
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	2,074	3,087
Depreciation and amortization	133,533	128,587
Amortization of discount and debt financing costs, net	1,665	2,132
Gain on sale of marketable securities	(12,171)	(2,611)
Provision for credit losses	62	38
Unrealized losses (gains) on equity securities recognized through income	24,585	(6,276)
Earnings from co-investments	(21,171)	(17,011)
Operating distributions from co-investments	52,281	46,355
Accrued interest from notes and other receivables	(3,447)	(4,201)
Gain on the sale of real estate and land	—	(100,096)
Equity-based compensation	2,296	1,386
Loss on early retirement of debt, net	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	16,026	(41,060)
Accounts payable, accrued liabilities, and operating lease liabilities	40,300	4,976
Other liabilities	735	494
Net cash provided by operating activities	315,143	195,266
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(61)	(1,203)
Redevelopment	(18,004)	(9,274)
Development acquisitions of and additions to real estate under development	(6,882)	(19,629)
Capital expenditures on rental properties	(24,917)	(16,720)
Investments in notes receivable	(134,697)	(69,885)
Collections of notes and other receivables	270,338	—
Proceeds from insurance for property losses	88	102
Proceeds from dispositions of real estate	—	243,365
Contributions to co-investments	(79,284)	(49,974)
Changes in refundable deposits	(6,318)	11
Purchases of marketable securities	(10,826)	(23,296)
Sales and maturities of marketable securities	27,911	14,772
Non-operating distributions from co-investments	88,370	78,600
Net cash provided by investing activities	105,718	146,869
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	447,404
Payments on unsecured debt and mortgage notes	(904)	(600,858)
Proceeds from lines of credit	391,472	204,794
Repayments of lines of credit	(634,729)	(204,794)
Retirement of common stock	—	(9,172)

	Three Months Ended March 31,
	2022	2021
Additions to deferred charges	—	(3,434)
Payments related to debt prepayment penalties	—	(2,132)
Net proceeds from issuance of common stock	(141)	—
Net proceeds from stock options exercised	19,083	1,701
Payments related to tax withholding for share-based compensation	(2,216)	(5,445)
Contributions from noncontrolling interest	125	1,900
Distributions to noncontrolling interest	(7,218)	(7,461)
Redemption of noncontrolling interest	(26)	(255)
Common stock dividends paid	(136,392)	(135,064)
Net cash used in financing activities	(370,946)	(312,816)
Net increase in unrestricted and restricted cash and cash equivalents	49,915	29,319
Unrestricted and restricted cash and cash equivalents at beginning of period	58,638	84,041
Unrestricted and restricted cash and cash equivalents at end of period	$108,553	$113,360

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.9 million and $2.1 million capitalized in 2022 and 2021, respectively)	$51,168	$55,213
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,738	$1,738
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$4,346	$267
Transfer from real estate under development to co-investments	$858	$747
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$5,073	$4,083

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	March 31, 2022	December 31, 2021
Real estate:
Rental properties:
Land and land improvements	$3,032,678	$3,032,678
Buildings and improvements	12,651,423	12,597,249
	15,684,101	15,629,927
Less: accumulated depreciation	(4,779,581)	(4,646,854)
	10,904,520	10,983,073
Real estate under development	112,815	111,562
Co-investments	1,144,542	1,177,802
Real estate held for sale, net	—	—
	12,161,877	12,272,437
Cash and cash equivalents-unrestricted	98,107	48,420
Cash and cash equivalents-restricted	10,446	10,218
Marketable securities, net of allowance for credit losses of zero as of both March 31, 2022 and December 31, 2021	169,702	191,829
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively (includes related party receivables of $39.9 million and $176.9 million as of March 31, 2022 and December 31, 2021, respectively)	205,420	341,033
Operating lease right-of-use assets	68,158	68,972
Prepaid expenses and other assets	56,591	64,964
Total assets	$12,770,301	$12,997,873
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,308,841	$5,307,196
Mortgage notes payable, net	637,778	638,957
Lines of credit	98,000	341,257
Accounts payable and accrued liabilities	221,925	180,751
Construction payable	35,484	29,136
Distributions payable	150,976	143,213
Operating lease liabilities	69,801	70,675
Distributions in excess of investments in co-investments	28,846	35,545
Other liabilities	40,705	39,969
Total liabilities	6,592,356	6,786,699
Commitments and contingencies
Redeemable noncontrolling interest	39,738	34,666
Capital:
General Partner:
Common equity (65,332,274 and 65,248,393 units issued and outstanding, respectively)	5,942,746	5,999,155
	5,942,746	5,999,155
Limited Partners:
Common equity (2,282,464 and 2,282,464 units issued and outstanding, respectively)	54,112	56,502
Accumulated other comprehensive loss	18,677	(1,804)
Total partners' capital	6,015,535	6,053,853
Noncontrolling interest	122,672	122,655
Total capital	6,138,207	6,176,508
Total liabilities and capital	$12,770,301	$12,997,873

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and other property	$379,216	$352,876
Management and other fees from affiliates	2,689	2,249
	381,905	355,125
Expenses:
Property operating, excluding real estate taxes	68,858	65,085
Real estate taxes	47,242	45,328
Corporate-level property management expenses	10,172	9,013
Depreciation and amortization	133,533	128,587
General and administrative	12,242	9,812
Expensed acquisition and investment related costs	8	15
	272,055	257,840
Gain on sale of real estate and land	—	100,096
Earnings from operations	109,850	197,381
Interest expense	(50,377)	(51,649)
Total return swap income	2,544	2,844
Interest and other (loss) income	(7,567)	14,387
Equity income from co-investments	21,171	17,011
Deferred tax (benefit) expense on unconsolidated co-investments	2,754	(508)
Loss on early retirement of debt, net	—	(2,517)
Net income	78,375	176,949
Net income attributable to noncontrolling interest	(2,558)	(2,558)
Net income available to common unitholders	$75,817	$174,391
Comprehensive income	$98,856	$181,441
Comprehensive income attributable to noncontrolling interest	(2,558)	(2,558)
Comprehensive income attributable to controlling interest	$96,298	$178,883
Per unit data:
Basic:
Net income available to common unitholders	$1.12	$2.59
Weighted average number of common units outstanding during the period	67,558,239	67,283,424
Diluted:
Net income available to common unitholders	$1.12	$2.59
Weighted average number of common units outstanding during the period	67,621,842	67,408,737

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and three months ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended March 31, 2022	Units	Amount	Units	Amount
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	73,254	—	2,563	—	2,558	78,375
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	20,083	—	20,083
Change in fair value of marketable debt securities, net	—	—	—	—	398	—	398
Issuance of common units under:
General partner's stock based compensation, net	84	16,867	—	—	—	—	16,867
Sale of common stock by general partner, net	—	(141)	—	—	—	—	(141)
Equity based compensation costs	—	2,380	—	83	—	—	2,463
Changes in the redemption value of redeemable noncontrolling interest	—	(5,014)	—	(14)	—	(44)	(5,072)
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(2,597)	(2,597)
Redemptions	—	(1)	—	—	—	(25)	(26)
Distributions declared ($2.20 per unit)	—	(143,754)	—	(5,022)	—	—	(148,776)
Balances at March 31, 2022	65,332	$5,942,746	2,282	$54,112	$18,677	$122,672	$6,138,207

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended March 31, 2021	Units	Amount	Units	Amount
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	168,444	—	5,947	—	2,558	176,949
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,407	—	4,407
Change in fair value of marketable debt securities, net	—	—	—	—	85	—	85
Issuance of common units under:
General partner's stock based compensation, net	39	(3,744)	—	—	—	—	(3,744)
Equity based compensation costs	—	5,028	—	54	—	—	5,082
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)
Changes in redemption value of redeemable noncontrolling interest	—	(4,178)	—	73	—	22	(4,083)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(2,760)	(2,760)
Redemptions	1	(75)	(1)	(136)	—	(44)	(255)
Distributions declared ($2.09 per unit)	—	(135,876)	—	(4,794)	—	—	(140,670)
Balances at March 31, 2021	64,999	$6,035,566	2,294	$59,328	$(6,811)	$122,848	$6,210,931

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$78,375	$176,949
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	2,074	3,087
Depreciation and amortization	133,533	128,587
Amortization of discount and debt financing costs, net	1,665	2,132
Gain on sale of marketable securities	(12,171)	(2,611)
Provision for credit losses	62	38
Unrealized losses (gains) on equity securities recognized through income	24,585	(6,276)
Earnings from co-investments	(21,171)	(17,011)
Operating distributions from co-investments	52,281	46,355
Accrued interest from notes and other receivables	(3,447)	(4,201)
Gain on the sale of real estate and land	—	(100,096)
Equity-based compensation	2,296	1,386
Loss on early retirement of debt, net	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	16,026	(41,060)
Accounts payable, accrued liabilities, and operating lease liabilities	40,300	4,976
Other liabilities	735	494
Net cash provided by operating activities	315,143	195,266
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(61)	(1,203)
Redevelopment	(18,004)	(9,274)
Development acquisitions of and additions to real estate under development	(6,882)	(19,629)
Capital expenditures on rental properties	(24,917)	(16,720)
Investments in notes receivable	(134,697)	(69,885)
Collections of notes and other receivables	270,338	—
Proceeds from insurance for property losses	88	102
Proceeds from dispositions of real estate	—	243,365
Contributions to co-investments	(79,284)	(49,974)
Changes in refundable deposits	(6,318)	11
Purchases of marketable securities	(10,826)	(23,296)
Sales and maturities of marketable securities	27,911	14,772
Non-operating distributions from co-investments	88,370	78,600
Net cash provided by investing activities	105,718	146,869
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	447,404
Payments on unsecured debt and mortgage notes	(904)	(600,858)
Proceeds from lines of credit	391,472	204,794
Repayments of lines of credit	(634,729)	(204,794)
Retirement of common units	—	(9,172)

	Three Months Ended March 31,
	2022	2021
Additions to deferred charges	—	(3,434)
Payments related to debt prepayment penalties	—	(2,132)
Net proceeds from issuance of common units	(141)	—
Net proceeds from stock options exercised	19,083	1,701
Payments related to tax withholding for share-based compensation	(2,216)	(5,445)
Contributions from noncontrolling interest	125	1,900
Distributions to noncontrolling interest	(2,046)	(2,114)
Redemption of noncontrolling interests	(26)	(255)
Common units distributions paid	(141,564)	(140,411)
Net cash used in financing activities	(370,946)	(312,816)
Net increase in unrestricted and restricted cash and cash equivalents	49,915	29,319
Unrestricted and restricted cash and cash equivalents at beginning of period	58,638	84,041
Unrestricted and restricted cash and cash equivalents at end of period	$108,553	$113,360

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.9 million and $2.1 million capitalized in 2022 and 2021, respectively)	$51,168	$55,213
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,738	$1,738
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$4,346	$267
Transfer from real estate under development to co-investments	$858	$747
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$5,073	$4,083

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. ("Essex" or the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the "Operating Partnership," which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to current year's presentation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both March 31, 2022 and December 31, 2021. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,282,464 as of both March 31, 2022 and December 31, 2021, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $788.5 million and $804.0 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company owned or had ownership interests in 253 operating apartment communities, comprising 62,290 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one consolidated project and one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Accounting Pronouncements Adopted in the Current Year

In January 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." The amendments in ASU 2020-06 modifies the if-converted method of calculating diluted earnings per share ("EPS"). For instruments that may be settled in cash or shares, and are not classified as a liability, the guidance requires entities to include the effect of potential share settlement in the diluted EPS calculation, if the effect is more dilutive. The Company adopted this guidance on January 1, 2022 on a prospective basis. This adoption did not have a material impact on the Company's consolidated results of operations or financial position.

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
March 31, 2022 and 2021
(Unaudited)
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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of both March 31, 2022 and December 31, 2021, $0.8 million of equity securities presented within common stock and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2022 and December 31, 2021, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock and stock funds, and investment-grade unsecured debt.

As of March 31, 2022 and December 31, 2021, marketable securities consisted of the following ($ in thousands):

	March 31, 2022
	Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$62,382	$(4,638)	$57,744
Common stock and stock funds	81,026	29,143	110,169

Debt securities:
Available for sale
Investment-grade unsecured debt	1,050	739	1,789
Total - Marketable securities	$144,458	$25,244	$169,702

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)

	December 31, 2021
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

For the three months ended March 31, 2022 and 2021, the proceeds from sales and maturities of marketable securities totaled $27.9 million and $14.8 million, respectively, which resulted in $12.2 million and $2.6 million in realized gains, respectively, for such periods.

For the three months ended March 31, 2022, and 2021 the portion of equity security unrealized gains and losses that were recognized in income totaled $24.6 million in losses and $6.3 million in gains, respectively, and were included in interest and other (loss) income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of March 31, 2022 and December 31, 2021. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $900.6 million and $323.7 million, respectively, as of March 31, 2022 and $909.3 million and $320.1 million, respectively, as of December 31, 2021. Noncontrolling interests in these entities were $122.5 million and $122.4 million as of March 31, 2022 and December 31, 2021, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2022 and December 31, 2021, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 14, "Equity Based Compensation Plans," in the Company’s annual report on Form 10-K for the year ended December 31, 2021) are being amortized over the expected service periods.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2022 and December 31, 2021, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.7 billion as of both March 31, 2022 and December 31, 2021, was approximately $5.6 billion and $6.0 billion, respectively. Management has estimated that the fair value of the Company’s $321.4 million and $564.9 million of variable rate debt at March 31, 2022 and December 31, 2021, respectively, was approximately $319.4 million and $561.7 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2022 and December 31, 2021 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of March 31, 2022 and December 31, 2021.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $5.4 million and $6.4 million during the three months ended March 31, 2022 and 2021, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Changes in Accumulated Other Comprehensive Income (Loss), Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2021	$(5,912)	$360	$(5,552)
Other comprehensive income before reclassification	19,399	385	19,784
Amounts reclassified from accumulated other comprehensive loss	5	—	5
Other comprehensive income	19,404	385	19,789
Balance at March 31, 2022	$13,492	$745	$14,237

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2021	$(2,176)	$372	$(1,804)
Other comprehensive income before reclassification	20,078	398	20,476
Amounts reclassified from accumulated other comprehensive loss	5	—	5
Other comprehensive income	20,083	398	20,481
Balance at March 31, 2022	$17,907	$770	$18,677

Amounts reclassified from accumulated other comprehensive income in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $39.7 million and $34.7 million as of March 31, 2022 and December 31, 2021, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2022 is as follows ($ in thousands):

Balance at December 31, 2021	$34,666
Reclassification due to change in redemption value and other	5,072
Balance at March 31, 2022	$39,738

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents - unrestricted	$98,107	$48,420	$103,442	$73,629
Cash and cash equivalents - restricted	10,446	10,218	9,918	10,412
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$108,553	$58,638	$113,360	$84,041

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
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

(2) Significant Transactions During the Three Months Ended March 31, 2022 and Subsequent Events

Significant Transactions

Acquisitions

In January 2022, Wesco VI, LLC ("Wesco VI"), one of the Company's joint ventures with an institutional partner, acquired Vela, a 379-unit apartment home community located in Woodland Hills, CA, for a total contract price of $183.0 million. The property was encumbered by a $100.7 million bridge loan from the Company, with an interest rate of 2.64% that was paid off in January 2022 and replaced by permanent secured debt with an institutional lender.

Co-Investments

Preferred Equity Investments

In the first quarter of 2022, the Company originated three preferred equity investments totaling $29.5 million in multifamily communities located in Southern California and Washington. The preferred equity investments have a weighted average return of 10.0% and are scheduled to mature in March 2027.

In the first quarter of 2022, the Company received cash proceeds of $106.9 million, including an early redemption fee of $0.9 million, for the full redemption of two preferred equity investments and partial redemption of two preferred equity investments in joint ventures that held properties in California.

Notes Receivable

In January 2022, the Company provided a $100.7 million related party bridge loan to Wesco VI in connection with the acquisition of Vela. The note receivable accrued interest at 2.64% and was paid off in January 2022. Additionally, the Company received cash of $121.3 million in January 2022, for the payoff of the remaining related party bridge loans to Wesco VI. See Note 6, Related Party Transactions, for additional details.

In January 2022, the Company received cash of $48.5 million, for the payoff of the related party bridge loan to a single asset entity owning apartment home community in Vista, CA. See Note 6, Related Party Transactions, for additional details.

In February 2022, the Company provided a $32.8 million related party bridge loan to BEX II in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrues interest at 1.35% and was scheduled to mature in March 2022, but was subsequently paid off in April 2022. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets. See Note 6, Related Party Transactions, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Rental income	$373,425	$347,305
Other property	5,791	5,571
Management and other fees from affiliates	2,689	2,249
Total revenues	$381,905	$355,125

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Southern California	$156,969	$141,969
Northern California	152,590	146,690
Seattle Metro	64,203	58,633
Other real estate assets (1)	5,454	5,584
Total rental and other property revenues	$379,216	$352,876

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Same-property (1)	$356,273	$334,437
Acquisitions (2)	1,747	—
Development (3)	9,427	6,930
Redevelopment	1,435	1,632
Non-residential/other, net (4)	12,918	13,246
Straight line rent concession (5)	(2,584)	(3,369)
Total rental and other property revenues	$379,216	$352,876

(1) Properties that have comparable stabilized results as of January 1, 2021 and are consolidated by the Company for the three months ended March 31, 2022 and 2021. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2) Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2021.
(3) Development includes properties developed which did not have stabilized results as of January 1, 2021.
(4) Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $2.2 million and $2.4 million as of March 31, 2022 and December 31, 2021, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the three months ended March 31, 2022 that was included in the December 31, 2021 deferred revenue balance was $0.2 million, which was included in interest and other (loss) income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of March 31, 2022, the Company had $2.2 million of remaining performance obligations. The Company expects to recognize approximately 25% of these remaining performance obligations in 2022, an additional 60% through 2024, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, LLC ("BEXAEW"), BEX II, LLC ("BEX II"), BEX IV, LLC (""BEX IV"), 500 Folsom, Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC ("Wesco IV"), Wesco V, LLC ("Wesco V"), and Wesco VI, own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of March 31, 2022 and December 31, 2021 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	March 31, 2022	December 31, 2021
Ownership interest in:
Wesco I (2), Wesco III, Wesco IV, Wesco V, and Wesco VI	52%	$221,781	$168,198
BEXAEW, BEX II, BEX IV, and 500 Folsom	50%	267,338	270,550
Other (3)	52%	112,548	126,503
Total operating and other co-investments, net		601,667	565,251
Total development co-investments	50%	11,836	11,076
Total preferred interest co-investments (includes related party investments of $72.6 million and $71.1 million as of March 31, 2022 and December 31, 2021, respectively)		502,193	565,930
Total co-investments, net		$1,115,696	$1,142,257

(1) Weighted average Company ownership percentages are as of March 31, 2022.
(2) As of March 31, 2022, the Company's investment in Wesco I was classified as a liability of $28.7 million due to distributions in excess of the Company's investment.
(3) As of March 31, 2022, the Company's investment in Expo was classified as a liability of $0.2 million due to distributions received in excess of the Company's investment. The weighted average Essex ownership percentage excludes our investments in non-core technology co-investments which are carried at fair value.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)

The combined summarized financial information of co-investments is as follows ($ in thousands):

	March 31, 2022	December 31, 2021
Combined balance sheets: (1)
Rental properties and real estate under development	$4,666,950	$4,603,465
Other assets	342,271	278,411
Total assets	$5,009,221	$4,881,876
Debt	$3,199,607	$3,046,765
Other liabilities	167,238	200,129
Equity	1,642,376	1,634,982
Total liabilities and equity	$5,009,221	$4,881,876
Company's share of equity	$1,115,696	$1,142,257

	Three Months Ended March 31,
	2022	2021
Combined statements of income: (1)
Property revenues	$84,600	$71,759
Property operating expenses	(35,793)	(27,331)
Net operating income	48,807	44,428
Interest expense	(18,302)	(16,700)
General and administrative	(3,967)	(4,281)
Depreciation and amortization	(38,807)	(32,709)
Net loss	$(12,269)	$(9,262)
Company's share of net income (2)	$21,171	$17,011
(1) Includes preferred equity investments held by the Company.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $1.8 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Notes receivable, secured, bearing interest at 10.50%, due February 2023 (Originated March 2020)	$17,513	$17,051
Note receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020)	88,746	87,365
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	30,614	29,729
Related party note receivable, secured, bearing interest at 2.15%, due March 2022 (Originated September 2021) (1)	—	29,314
Related party note receivable, secured, bearing interest at 2.30%, due April 2022 (Originated October 2021) (2)	—	30,399
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (3)	—	62,058
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (4)	—	48,562
Related party note receivable, secured, bearing interest at 1.35%, due March 2022 (Originated February 2022) (5)	32,788	—
Notes and other receivables from affiliates (6)	7,074	6,556
Straight line rent receivables (7)	13,482	15,523
Other receivables	15,904	15,232
Allowance for credit losses	(701)	(756)
Total notes and other receivables	$205,420	$341,033

(1) In January 2022, the Company received cash of $29.2 million to payoff the principal of this note receivable.
(2) In January 2022, the Company received cash of $30.3 million to payoff the principal of this note receivable.
(3) In January 2022, the Company received cash of $61.9 million to payoff the principal of this note receivable.
(4) In January 2022, the Company received cash of $48.4 million to payoff the principal of this note receivable.
(5) See Note 6, Related Party Transactions, for additional details.
(6) These amounts consist of short-term loans outstanding and due from various joint ventures as of March 31, 2022 and December 31, 2021, respectively. See Note 6, Related Party Transactions, for additional details.
(7) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2021	$671	$85	$756
Provision for credit losses	14	(69)	(55)
Balance at March 31, 2022	$685	$16	$701

No loans were placed on nonaccrual status or charged off during the three months ended March 31, 2022 or 2021.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.1 million and $2.2 million during the three months ended March 31, 2022 and 2021, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
netted development and redevelopment fees of approximately $0.4 million and zero against general and administrative expenses for the three months ended March 31, 2022 and 2021, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three months ended March 31, 2022 and 2021, the Company did not pay brokerage commissions related to real estate transactions to MMC and its affiliates.

In February 2022, the Company provided a $32.8 million related party bridge loan to BEX II in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrues interest at 1.35% and was scheduled to mature in March 2022, but was subsequently paid off in April 2022. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

In January 2022, the Company provided a $100.7 million related party bridge loan to Wesco VI in connection with the purchase of Vela. The note receivable accrued interest at 2.64% and was scheduled to mature in February 2022, but was paid off in January 2022.

In November 2021, the Company provided a $48.4 million related party bridge loan in connection with the purchase of an interest in a single asset entity owning an apartment home community in Vista, CA. The note receivable accrued interest at 2.36% and was scheduled to mature in February 2022, but was paid off in January 2022. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

In November 2021, the Company provided a $61.9 million related party bridge loan to Wesco VI in connection with the acquisition of The Rexford. The note receivable accrued interest at 2.36% and was scheduled to mature in February 2022, but was paid off in January 2022. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

In October 2021, the Company provided a $30.3 million related party bridge to Wesco VI in connection with the acquisition of Monterra in Mill Creek. The note receivable accrued interest at 2.30% and was scheduled to mature in April 2022, but was paid off in January 2022. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

In September 2021, the Company provided a $29.2 million related party bridge loan to Wesco VI in connection with the acquisition of Martha Lake Apartments. The note receivable accrued interest at 2.15% and was scheduled to mature in December 2021. In December 2021, the maturity date of the note receivable was extended to March 2022, but was paid off in January 2022. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

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

In October 2018, the Company funded a $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268-unit apartment home community development located in Burlingame, CA. The

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
investment initially accrued interest based on a 12.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. The investment is scheduled to mature in April 2024.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million, for the partial redemption of this preferred equity investment, and the maturity of the remaining commitment was extended to December 2028. As of March 31, 2022, the Company had a remaining commitment of $13.0 million and accrues interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino, a 230-unit apartment home community located in San Jose, CA, into a 40.5% common equity ownership interest in the property. The Company issued DownREIT units to the other members, including an MMC affiliate, based on an estimated property valuation of $90.0 million. At the time of the conversion, the property was encumbered by $52.0 million of mortgage debt. As a result of this transaction, the Company consolidates the property, based on a consolidation analysis performed by the Company.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of March 31, 2022 and December 31, 2021, $7.1 million and $6.6 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	March 31, 2022	December 31, 2021	Weighted Average Maturity In Years as of March 31, 2022
Unsecured debt, net (1)	5,308,841	5,307,196	8.4
Lines of credit (2)	98,000	341,257
Mortgage notes payable, net (3)	637,778	638,957	8.2
Total debt, net	$6,044,619	$6,287,410
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.3%
Weighted average interest rate on lines of credit	1.1%	1.0%
Weighted average interest rate on mortgage notes payable	2.7%	2.7%

(1) Unsecured debt, net, consists of fixed rate public bond offerings which includes unamortized discount, net of premiums, of $9.4 million and $9.9 million and unamortized debt issuance costs of $31.8 million and $32.9 million, as of March 31, 2022 and December 31, 2021, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of March 31, 2022, excludes unamortized debt issuance costs of $4.1 million and $4.4 million as of March 31, 2022 and December 31, 2021, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2022, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of September 2025 with three six-month extensions, exercisable at the Company’s option. Subsequent to quarter end, the borrowing spread on this facility will be reduced by 2.5 basis points to LIBOR plus 0.75% as a result of achieving the Enhanced Sustainability Metric Target for 2021 as defined by the facility's sustainability-linked pricing component. As of March 31, 2022, the Company’s $35.0 million

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
working capital unsecured line of credit had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company’s credit ratings, and a scheduled maturity date of February 2023.
(3) Includes total unamortized premium, net of discounts of $2.2 million and $2.5 million, reduced by unamortized debt issuance costs of $1.4 million and $1.5 million, as of March 31, 2022 and December 31, 2021, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of March 31, 2022 are as follows ($ in thousands):

Remaining in 2022	$42,284
2023	302,945
2024	403,109
2025	633,054
2026	549,405
Thereafter	4,056,224
Total	$5,987,021

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2022 and 2021 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Southern California	$156,969	$141,969
Northern California	152,590	146,690
Seattle Metro	64,203	58,633
Other real estate assets	5,454	5,584
Total property revenues	$379,216	$352,876
Net operating income:
Southern California	$110,213	$98,577
Northern California	104,985	101,649
Seattle Metro	43,296	38,792
Other real estate assets	4,622	3,445
Total net operating income	263,116	242,463
Management and other fees from affiliates	2,689	2,249
Corporate-level property management expenses	(10,172)	(9,013)
Depreciation and amortization	(133,533)	(128,587)
General and administrative	(12,242)	(9,812)
Expensed acquisition and investment related costs	(8)	(15)
Gain on sale of real estate and land	—	100,096
Interest expense	(50,377)	(51,649)
Total return swap income	2,544	2,844
Interest and other (loss) income	(7,567)	14,387
Equity income from co-investments	21,171	17,011
Deferred tax benefit (expense) on unconsolidated co-investments	2,754	(508)
Loss on early retirement of debt, net	—	(2,517)
Net income	$78,375	$176,949

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Assets:
Southern California	$3,981,059	$4,018,839
Northern California	5,425,077	5,460,701
Seattle Metro	1,397,195	1,407,033
Other real estate assets	101,189	96,500
Net reportable operating segment - real estate assets	10,904,520	10,983,073
Real estate under development	112,815	111,562
Co-investments	1,144,542	1,177,802
Cash and cash equivalents, including restricted cash	108,553	58,638
Marketable securities	169,702	191,829
Notes and other receivables	205,420	341,033
Operating lease right-of-use assets	68,158	68,972
Prepaid expenses and other assets	56,591	64,964
Total assets	$12,770,301	$12,997,873

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$73,254	65,275,775	$1.12	$168,444	64,989,620	$2.59
Effect of Dilutive Securities:
Stock options	—	63,603		—	31,066
DownREIT units	—	—		197	94,247
Diluted:
Net income available to common stockholders	$73,254	65,339,378	$1.12	$168,641	65,114,933	$2.59

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,282,464 and 2,293,804, which include vested 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units for the three months ended March 31, 2022 and 2021. The related income allocated to these convertible OP Units aggregated $2.6 million and $5.9 million for the three months ended March 31, 2022 and 2021.

Stock options of 79,687 and 349,252 for the three months ended March 31, 2022 and 2021 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)

Essex Portfolio, L.P.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$75,817	67,558,239	$1.12	$174,391	67,283,424	$2.59
Effect of Dilutive Securities:
Stock options	—	63,603		—	31,066
DownREIT units	—	—		197	94,247
Diluted:
Net income available to common unitholders	$75,817	67,621,842	$1.12	$174,588	67,408,737	$2.59

Stock options of 79,687 and 349,252 for the three months ended March 31, 2022 and 2021 were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of March 31, 2022 and December 31, 2021, the Company had no interest rate swap contracts.

The Company has four total return swap contracts, with an aggregate notional amount of $224.2 million, that effectively convert $224.2 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of its total return swaps, with $224.2 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both March 31, 2022 and December 31, 2021. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $2.5 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2021 annual report on Form 10-K for the year ended December 31, 2021. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this Quarterly Report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled "Forward-Looking Statements."

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2022, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of March 31, 2022, the Company owned or had ownership interests in 253 operating apartment communities, comprising 62,290 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one consolidated project and one unconsolidated joint venture project.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2022, the Company’s development pipeline was comprised of one consolidated project under development, one unconsolidated joint venture project under development, and various predevelopment projects aggregating 371 apartment homes, with total incurred costs of $162.0 million, and estimated remaining project costs of approximately $55.0 million, $29.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $217.0 million.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2022		As of March 31, 2021
	Apartment Homes	%	Apartment Homes	%
Southern California	22,190	43%	22,121	43%
Northern California	19,230	37%	19,123	37%
Seattle Metro	10,341	20%	10,218	20%
Total	51,761	100%	51,462	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEXAEW, BEX II, BEX IV, and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The community previously held in the BEX III co-investment, which was consolidated in the second quarter of 2021, is excluded from the March 31, 2021 table, but included in the March 31, 2022 table.

The COVID-19 Pandemic

The COVID-19 pandemic and its related variants continues to create considerable instability, disruption, and uncertainty. In an effort to slow down the spread of the viruses and mitigate its impact on affected populations, federal, state and local jurisdictions have implemented varying forms of requirements which may continue to negatively affect profitability. While the California eviction moratorium sunsetted during the third quarter of 2021, other state and local eviction moratoriums and laws that limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes continue to be in effect in various formats at various regions in which Essex's communities are located, impacting Essex and its properties. The Company continues to work to comply with the stated intent of local, county, state and federal laws.

The long-term impact of the COVID-19 pandemic on the U.S. and world economies generally, and on the Company's results in particular will largely depend on uncertain future developments, including new information which may emerge concerning the severity of COVID-19 and related variants, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended March 31, 2022 and 2021) remained higher than the pre-pandemic period typical range of 0.3% to 0.4% and remained elevated at 2.1% for the three months ended March 31, 2021 and 2.2% for the three months ended March 31, 2022. The Company has executed some payment plans and will continue to work with residents to collect such cash delinquencies. As of March 31, 2022, the increase in delinquencies has not had a material adverse impact on the Company's liquidity position. The Company's average financial occupancy for the Company’s Same-Property portfolio slightly decreased from 96.7% for the three months ended March 31, 2021 to 96.3% for the three months ended March 31, 2022.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the three months ended March 31, 2022 discussed in the "Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.3% and 96.7% for the three months ended March 31, 2022 and 2021, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Southern California	96.3%	96.7%
Northern California	96.5%	96.7%
Seattle Metro	95.9%	96.6%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2022	2021	Change	Change
Same-Property Revenues:
Southern California	21,256	$150,653	$138,418	$12,235	8.8%
Northern California	17,895	142,002	137,386	4,616	3.4%
Seattle Metro	10,218	63,618	58,633	4,985	8.5%
Total Same-Property Revenues	49,369	356,273	334,437	21,836	6.5%
Non-Same Property Revenues		22,943	18,439	4,504	24.4%
Total Property Revenues		$379,216	$352,876	$26,340	7.5%

Same-Property Revenues increased by $21.8 million or 6.5% to $356.3 million in the first quarter of 2022 from $334.4 million in the first quarter of 2021. The increase was primarily attributable to an increase of 4.5% in average rental rates from $2,299 in the first quarter of 2021 to $2,402 in the first quarter of 2022 and decreased cash concessions in the first quarter of 2022 compared to the first quarter of 2021.

Non-Same Property Revenues increased by $4.5 million or 24.4% to $22.9 million in the first quarter of 2022 from $18.4 million in the first quarter of 2021. The increase was primarily due to the acquisitions of The Village at Toluca Lake and Canvas in 2021 and an increase in average rental rates.

Management and other fees from affiliates increased by $0.5 million or 22.7% to $2.7 million in the first quarter of 2022 from $2.2 million in the first quarter of 2021. The increase was primarily due to the addition of Martha Lake Apartments, Monterra in Mill Creek, The Rexford, and Silver communities to the Company's joint venture portfolio in 2021 and Vela in 2022, partially offset by the Company's purchase of BEX III's 50.0% interest in The Village at Toluca Lake.
Property operating expenses, excluding real estate taxes increased by $3.8 million or 5.8% to $68.9 million for the first quarter of 2022 compared to $65.1 million for the first quarter of 2021, primarily due to increases of $3.0 million in utilities expense and $1.0 million in maintenance and repairs expenses, offset by a decrease of $0.2 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $3.6 million or 5.8% to $65.7 million in the first quarter of 2022 compared to $62.1 million in the first quarter of 2021, primarily due to increases of $2.7 million in utilities expense, and $0.9 million in maintenance and repairs expenses.

Real estate taxes increased by $1.9 million or 4.2% to $47.2 million for the first quarter of 2022 compared to $45.3 million for the first quarter of 2021, primarily due to real estate taxes for development properties Station Park Green (Phase II and III) and Wallace on Sunset, that were completed in 2021 and the acquisition of The Village at Toluca Lake during 2021, as well as an increase in assessed valuation and tax rates. Same-Property real estate taxes increased by $1.3 million or 3.2% to $42.8 million in the first quarter of 2022 compared to $41.4 million in the first quarter of 2021, primarily due to an increase in assessed valuations and tax rates.

Corporate-level property management expenses increased by $1.2 million or 13.3% to $10.2 million for the first quarter of 2022 compared to $9.0 million for the first quarter of 2021 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $4.9 million or 3.8% to $133.5 million for the first quarter of 2022 compared to $128.6 million for the first quarter of 2021, primarily due an increase in depreciation expense from the completion of the development properties Mylo, Station Park Green (Phase II and Phase III), and Wallace on Sunset as well as the acquisitions of The Village at Toluca Lake and Canvas during 2021.

Interest expense decreased by $1.2 million or 2.3% to $50.4 million for the first quarter of 2022 compared to $51.6 million for the first quarter of 2021, primarily due to various debt that was paid off, matured, or regular principal amortization during and after the first quarter of 2021, which resulted in a decrease in interest expense of $5.8 million for the first quarter of 2022. These decreases to interest expense were partially offset by senior unsecured notes issued during and after the first quarter of 2021, which resulted in an increase of $3.5 million interest expense for the first quarter of 2022. Additionally, there was a $1.1 million decrease in capitalized interest in the first quarter of 2022, due to a decrease in development activity as compared to the same period in 2021.

Total return swap income of $2.5 million in the first quarter of 2022 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $224.2 million.

Interest and other (loss) income decreased by $22.0 million or 152.8% to $7.6 million loss for the first quarter of 2022 compared to $14.4 million income for the first quarter of 2021, primarily due to a decrease in the fair value of marketable securities.

Equity income from co-investments increased by $4.2 million or 24.7% to $21.2 million for the first quarter of 2022 compared to $17.0 million for the first quarter of 2021, primarily due to $17.1 million in co-investment promote income. The increase was offset by decreases of $10.5 million in equity income from non-core co-investments and $2.3 million in income from preferred equity investments including income from early redemptions.

Deferred tax benefit (expense) on unconsolidated co-investments of $2.8 million for the first quarter of 2022 due to a net unrealized loss of $7.7 million from non-core unconsolidated co-investments.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $98.1 million of unrestricted cash and cash equivalents and $169.7 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2022, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2022, the Company had two unsecured lines of credit aggregating $1.24 billion. As of March 31, 2022, there was $98.0 million outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and sustainability-linked metrics and was LIBOR plus 0.775% as of March 31, 2022. This facility is scheduled to mature in September 2025, with three 6-month extensions, exercisable at the Company's option. Subsequent to quarter end, the borrowing spread on this facility will be reduced by 2.5 basis points to LIBOR plus 0.75% as a result of achieving the Enhanced Sustainability Metric Target for 2021 as defined by the facility's sustainability-linked pricing component. As of March 31, 2022, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and sustainability-linked metrics and was LIBOR plus 0.775% as of March 31, 2022. This facility is scheduled to mature in February 2023.

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

During the three months ended March 31, 2022, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of March 31, 2022, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the three months ended March 31, 2022, the Company did not repurchase any shares. As of March 31, 2022, the Company had $214.5 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2022, the Company’s development pipeline was comprised of one consolidated project under development, one unconsolidated joint venture project under development and various consolidated predevelopment projects, aggregating 371 apartment homes, with total incurred costs of $162.0 million, and estimated remaining project costs of approximately $55.0 million, $29.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $217.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2022, the Company had an interest in 264 apartment homes in a community actively under development with a joint venture for total estimated costs of $102.0 million. Total estimated remaining costs are approximately $53.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $27.0 million. In addition, the Company had an interest in 10,636 apartment homes of operating communities with joint ventures for a total book value of $601.7 million as of March 31, 2022.

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting estimates as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company’s critical accounting estimates relate principally to the evaluation of events and changes in circumstances indicating whether the Company’s rental properties may be impaired. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the continued impact of the COVID-19 pandemic and related variants, which remains inherently uncertain as to duration and severity, and any additional governmental measures taken to limit its spread and other potential future outbreaks of infectious diseases or other health concerns could continue to adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2021, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic and related variants and uncertainties regarding ongoing hostilities between Russia and the Ukraine and the related impacts on macroeconomic conditions, including, among other things, interest rates. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2022	2021
Net income available to common stockholders	$73,254	$168,444
Adjustments:
Depreciation and amortization	133,533	128,587
Gains not included in FFO	—	(100,096)
Depreciation and amortization from unconsolidated co-investments	18,115	14,729
Noncontrolling interest related to Operating Partnership units	2,563	5,947
Depreciation attributable to third party ownership and other (1)	(353)	(129)
Funds from operations attributable to common stockholders and unitholders	$227,112	$217,482
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.36	$3.23
Non-core items:
Expensed acquisition and investment related costs	$8	$15
Deferred tax (benefit) expense on unconsolidated co-investments (2)	(2,754)	508
Gain on sale of marketable securities	(12,171)	(2,611)
Change in unrealized losses (gains) on marketable securities, net	24,585	(6,276)
Provision for credit losses	(62)	38
Equity loss (income) from non-core co-investments (3)	8,844	(1,627)
Loss on early retirement of debt, net	—	2,517
Loss on early retirement of debt from unconsolidated co-investments	86	3
Co-investment promote income	(17,076)	—
Income from early redemption of preferred equity investments and notes receivable	(858)	(3,513)
General and administrative and other, net	448	257
Insurance reimbursements, legal settlements, and other, net	—	(182)
Core Funds from Operations attributable to common stockholders and unitholders	$228,162	$206,611
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.37	$3.07
Weighted average number shares outstanding, diluted (4)	67,621,842	67,272,839

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three months ended March 31, 2022 was $0.7 million.
(2) Represents deferred tax (benefit) expense related to net unrealized gains or losses on technology co-investments.
(3) Represents the Company's share of co-investment loss (income) from technology co-investments.
(4) Assumes conversion of all outstanding limited partnership units in the Operating Partnership into shares of the Company's common stock and excludes DownREIT limited partnership units.

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

	Three Months Ended March 31,
	2022	2021
Earnings from operations	$109,850	$197,381
Adjustments:
Corporate-level property management expenses	10,172	9,013
Depreciation and amortization	133,533	128,587
Management and other fees from affiliates	(2,689)	(2,249)
General and administrative	12,242	9,812
Expensed acquisition and investment related costs	8	15
Gain on sale of real estate and land	—	(100,096)
NOI	263,116	242,463
Less: Non-Same Property NOI	(15,355)	(11,580)
Same-Property NOI	$247,761	$230,883

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.

Additionally, the Company has entered into four total return swap contracts, with an aggregate notional amount of $224.2 million that effectively convert $224.2 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at March 31, 2022. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2022	2023	2024	2025	2026	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$41,693	302,092	402,177	632,035	548,291	3,836,558	$5,762,846	$5,622,398
Average interest rate	3.6%	3.4%	4.0%	3.5%	3.5%	3.2%	3.2%
Variable rate debt (1)	$591	853	932	1,019	1,114	317,666	$322,175	$319,443
Average interest rate	1.2%	1.2%	1.2%	1.2%	1.2%	1.1%	1.1%

(1) $224.2 million is subject to total return swaps.

The table incorporates only those exposures that exist as of March 31, 2022. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2022, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2022, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2021, which could materially affect the Company's financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2022, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2022, Essex issued an aggregate of 83,881 shares of its common stock upon the exercise of stock options and the vesting of restricted stock awards. Essex contributed the net proceeds of $19.1 million from the option exercises during the three months ended March 31, 2022 to the Operating Partnership in exchange for an aggregate of 74,155 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2022, 9,726 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In December 2020, the Board of Directors approved the replenishment of the Company's stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. The Company did not repurchase any of its common stock during the three months ended March 31, 2022. As of March 31, 2022, the Company had $214.5 million of purchase authority remaining under the stock repurchase plan.

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

Date: April 27, 2022

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 27, 2022

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: April 27, 2022

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 27, 2022

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer