Form 10-Q
period 2022-06-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2022-07-27
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,124,355 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 25, 2022.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2022 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	June 30, 2022	December 31, 2021
Real estate:
Rental properties:
Land and land improvements	$3,045,100	$3,032,678
Buildings and improvements	12,797,454	12,597,249
	15,842,554	15,629,927
Less: accumulated depreciation	(4,913,145)	(4,646,854)
	10,929,409	10,983,073
Real estate under development	21,950	111,562
Co-investments	1,093,235	1,177,802
	12,044,594	12,272,437
Cash and cash equivalents-unrestricted	37,756	48,420
Cash and cash equivalents-restricted	10,707	10,218
Marketable securities, net of allowance for credit losses of zero as of both June 30, 2022 and December 31, 2021	154,513	191,829
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively (includes related party receivables of $6.9 million and $176.9 million as of June 30, 2022 and December 31, 2021, respectively)	175,345	341,033
Operating lease right-of-use assets	67,345	68,972
Prepaid expenses and other assets	67,751	64,964
Total assets	$12,558,011	$12,997,873
LIABILITIES AND EQUITY
Unsecured debt, net	$5,310,486	$5,307,196
Mortgage notes payable, net	636,589	638,957
Lines of credit	63,175	341,257
Accounts payable and accrued liabilities	171,616	180,751
Construction payable	30,912	29,136
Dividends payable	150,501	143,213
Distributions in excess of investments in co-investments	43,983	35,545
Operating lease liabilities	68,924	70,675
Other liabilities	42,027	39,969
Total liabilities	6,518,213	6,786,699
Commitments and contingencies
Redeemable noncontrolling interest	33,213	34,666
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 65,124,355 and 65,248,393 shares issued and outstanding, respectively	7	7
Additional paid-in capital	6,875,863	6,915,981
Distributions in excess of accumulated earnings	(1,073,577)	(916,833)
Accumulated other comprehensive income (loss), net	25,554	(5,552)
Total stockholders' equity	5,827,847	5,993,603
Noncontrolling interest	178,738	182,905
Total equity	6,006,585	6,176,508
Total liabilities and equity	$12,558,011	$12,997,873

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and other property	$397,240	$348,757	$776,456	$701,633
Management and other fees from affiliates	2,738	2,221	5,427	4,470
	399,978	350,978	781,883	706,103
Expenses:
Property operating, excluding real estate taxes	69,761	63,258	138,619	128,343
Real estate taxes	43,759	44,278	91,001	89,606
Corporate-level property management expenses	10,176	9,062	20,348	18,075
Depreciation and amortization	134,517	128,736	268,050	257,323
General and administrative	13,127	12,222	25,369	22,034
Expensed acquisition and investment related costs	10	41	18	56
	271,350	257,597	543,405	515,437
Gain on sale of real estate and land	—	—	—	100,096
Earnings from operations	128,628	93,381	238,478	290,762
Interest expense	(50,477)	(50,971)	(100,854)	(102,620)
Total return swap income	2,283	2,633	4,827	5,477
Interest and other (loss) income	(17,208)	22,371	(24,775)	36,758
Equity (loss) income from co-investments	(8,400)	18,248	12,771	35,259
Deferred tax benefit (expense) on unconsolidated co-investments	6,864	(1,842)	9,618	(2,350)
Loss on early retirement of debt, net	—	(16,465)	—	(18,982)
Gain on remeasurement of co-investment	—	2,260	—	2,260
Net income	61,690	69,615	140,065	246,564
Net income attributable to noncontrolling interest	(4,636)	(4,769)	(9,757)	(13,274)
Net income available to common stockholders	$57,054	$64,846	$130,308	$233,290
Comprehensive income	$73,400	$70,259	$172,256	$251,700
Comprehensive income attributable to noncontrolling interest	(5,029)	(4,791)	(10,842)	(13,449)
Comprehensive income attributable to controlling interest	$68,371	$65,468	$161,414	$238,251
Per share data:
Basic:
Net income available to common stockholders	$0.87	$1.00	$2.00	$3.59
Weighted average number of shares outstanding during the period	65,262,517	65,001,677	65,269,109	64,995,682
Diluted:
Net income available to common stockholders	$0.87	$1.00	$2.00	$3.59
Weighted average number of shares outstanding during the period	65,289,603	65,080,746	65,307,572	65,048,016

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2022 and 2021
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three months ended June 30, 2022	Shares	Amount
Balances at March 31, 2022	65,332	$7	$6,930,072	$(987,333)	$14,237	$181,224	$6,138,207
Net income	—	—	—	57,054	—	4,636	61,690
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	11,416	396	11,812
Change in fair value of marketable debt securities, net	—	—	—	—	(99)	(3)	(102)
Issuance of common stock under:
Stock option and restricted stock plans, net	3	—	172	—	—	—	172
Sale of common stock, net	—	—	(66)	—	—	—	(66)
Equity based compensation costs	—	—	2,572	—	—	90	2,662
Retirement of common stock, net	(219)	—	(60,830)	—	—	—	(60,830)
Changes in the redemption value of redeemable noncontrolling interest	—	—	6,065	—	—	230	6,295
Distributions to noncontrolling interest	—	—	—	—	—	(7,622)	(7,622)
Redemptions of noncontrolling interest	8	—	(2,122)	—	—	(213)	(2,335)
Common stock dividends ($2.20 per share)	—	—	—	(143,298)	—	—	(143,298)
Balances at June 30, 2022	65,124	$7	$6,875,863	$(1,073,577)	$25,554	$178,738	$6,006,585

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
Six months ended June 30, 2022	Shares	Amount
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	130,308	—	9,757	140,065
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	30,820	1,075	31,895
Change in fair value of marketable debt securities, net	—	—	—	—	286	10	296
Issuance of common stock under:
Stock option and restricted stock plans, net	87	—	17,039	—	—	—	17,039
Sale of common stock, net	—	—	(207)	—	—	—	(207)
Equity based compensation costs	—	—	4,952	—	—	173	5,125
Retirement of common stock, net	(219)	—	(60,830)	—	—	—	(60,830)
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,051	—	—	172	1,223
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(15,241)	(15,241)
Redemptions of noncontrolling interest	8	—	(2,123)	—	—	(238)	(2,361)
Common stock dividends ($4.40 per share)	—	—	—	(287,052)	—	—	(287,052)
Balances at June 30, 2022	65,124	$7	$6,875,863	$(1,073,577)	$25,554	$178,738	$6,006,585

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Three months ended June 30, 2021	Shares	Amount
Balances at March 31, 2021	64,999	$6	$6,864,185	$(828,625)	$(10,390)	$185,755	$6,210,931
Net income	—	—	—	64,846	—	4,769	69,615
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	456	16	472
Change in fair value of marketable debt securities, net	—	—	—	—	166	6	172
Issuance of common stock under:
Stock option and restricted stock plans, net	5	1	573	—	—	—	574
Sale of common stock, net	—	—	(84)	—	—	—	(84)
Equity based compensation costs	—	—	2,571	—	—	214	2,785
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,574)	—	—	62	(2,512)
Distributions to noncontrolling interest	—	—	—	—	—	(7,303)	(7,303)
Redemptions of noncontrolling interest	—	—	(1,792)	—	—	(271)	(2,063)
Common stock dividends ($2.09 per share)	—	—	—	(135,884)	—	—	(135,884)
Balances at June 30, 2021	65,004	$7	$6,862,879	$(899,663)	$(9,768)	$183,248	$6,136,703

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Six months ended June 30, 2021	Shares	Amount
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income	—	—	—	233,290	—	13,274	246,564
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,713	166	4,879
Change in fair value of marketable debt securities, net	—	—	—	—	248	9	257
Issuance of common stock under:
Stock option and restricted stock plans, net	44	1	(3,171)	—	—	—	(3,170)
Sale of common stock, net	—	—	(84)	—	—	—	(84)
Equity based compensation costs	—	—	7,599	—	—	268	7,867
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(6,752)	—	—	157	(6,595)
Contributions from noncontrolling interest	—	—		—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(14,857)	(14,857)
Redemptions of noncontrolling interest	1	—	(1,867)	—	—	(451)	(2,318)
Common stock dividends ($4.18 per share)	—	—	—	(271,760)	—	—	(271,760)
Balances at June 30, 2021	65,004	$7	$6,862,879	$(899,663)	$(9,768)	$183,248	$6,136,703

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$140,065	$246,564
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	4,570	5,825
Depreciation and amortization	268,050	257,323
Amortization of discount and debt financing costs, net	3,332	6,311
Loss on sale of marketable securities	(12,430)	(2,499)
Income from early redemption of notes receivable	—	(4,747)
Provision for credit losses	63	(107)
Unrealized losses (gains) on equity securities recognized through income	46,441	(16,681)
Earnings from co-investments	(12,771)	(35,259)
Operating distributions from co-investments	67,834	57,364
Accrued interest from notes and other receivables	(6,974)	(8,530)
Gain on the sale of real estate and land	—	(100,096)
Equity-based compensation	4,788	3,776
Loss on early retirement of debt, net	—	18,982
Gain on remeasurement of co-investment	—	(2,260)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	15,406	(5,348)
Accounts payable, accrued liabilities, and operating lease liabilities	(10,887)	3,209
Other liabilities	2,058	4,244
Net cash provided by operating activities	509,545	428,071
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(223)	(18,418)
Redevelopment	(47,674)	(19,981)
Development acquisitions of and additions to real estate under development	(12,862)	(34,640)
Capital expenditures on rental properties	(62,576)	(49,044)
Investments in notes receivable	(136,513)	(71,613)
Collections of notes and other receivables	303,088	36,244
Proceeds from insurance for property losses	135	117
Proceeds from dispositions of real estate	—	243,365
Contributions to co-investments	(96,187)	(160,719)
Changes in refundable deposits	(16,318)	(968)
Purchases of marketable securities	(12,168)	(23,509)
Sales and maturities of marketable securities	30,025	14,931
Non-operating distributions from co-investments	152,924	78,600
Net cash provided by (used in) investing activities	101,651	(5,635)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	745,505
Payments on unsecured debt and mortgage notes	(1,820)	(951,727)
Proceeds from lines of credit	670,758	453,359
Repayments of lines of credit	(948,840)	(368,359)
Retirement of common stock	(60,830)	(9,172)

	Six Months Ended June 30,
	2022	2021
Additions to deferred charges	—	(6,361)
Payments related to debt prepayment penalties	—	(18,342)
Net proceeds from issuance of common stock	(207)	(84)
Net proceeds from stock options exercised	19,255	2,275
Payments related to tax withholding for share-based compensation	(2,216)	(5,445)
Contributions from noncontrolling interest	125	1,900
Distributions to noncontrolling interest	(14,858)	(14,787)
Redemption of noncontrolling interest	(2,361)	(2,318)
Redemption of redeemable noncontrolling interest	(230)	(3,808)
Common stock dividends paid	(280,147)	(270,937)
Net cash used in financing activities	(621,371)	(448,301)
Net decrease in unrestricted and restricted cash and cash equivalents	(10,175)	(25,865)
Unrestricted and restricted cash and cash equivalents at beginning of period	58,638	84,041
Unrestricted and restricted cash and cash equivalents at end of period	$48,463	$58,176

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $1.5 million and $3.8 million capitalized in 2022 and 2021, respectively)	$97,688	$96,541
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,480	$5,316
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$96,887	$218,835
Transfer from real estate under development to co-investments	$1,827	$1,337
Reclassifications (from) to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$(1,223)	$6,593

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	June 30, 2022	December 31, 2021
Real estate:
Rental properties:
Land and land improvements	$3,045,100	$3,032,678
Buildings and improvements	12,797,454	12,597,249
	15,842,554	15,629,927
Less: accumulated depreciation	(4,913,145)	(4,646,854)
	10,929,409	10,983,073
Real estate under development	21,950	111,562
Co-investments	1,093,235	1,177,802
Real estate held for sale, net	—	—
	12,044,594	12,272,437
Cash and cash equivalents-unrestricted	37,756	48,420
Cash and cash equivalents-restricted	10,707	10,218
Marketable securities, net of allowance for credit losses of zero as of both June 30, 2022 and December 31, 2021	154,513	191,829
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively (includes related party receivables of $6.9 million and $176.9 million as of June 30, 2022 and December 31, 2021, respectively)	175,345	341,033
Operating lease right-of-use assets	67,345	68,972
Prepaid expenses and other assets	67,751	64,964
Total assets	$12,558,011	$12,997,873
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,310,486	$5,307,196
Mortgage notes payable, net	636,589	638,957
Lines of credit	63,175	341,257
Accounts payable and accrued liabilities	171,616	180,751
Construction payable	30,912	29,136
Distributions payable	150,501	143,213
Operating lease liabilities	68,924	70,675
Distributions in excess of investments in co-investments	43,983	35,545
Other liabilities	42,027	39,969
Total liabilities	6,518,213	6,786,699
Commitments and contingencies
Redeemable noncontrolling interest	33,213	34,666
Capital:
General Partner:
Common equity (65,124,355 and 65,248,393 units issued and outstanding, respectively)	5,802,293	5,999,155
	5,802,293	5,999,155
Limited Partners:
Common equity (2,273,496 and 2,282,464 units issued and outstanding, respectively)	51,233	56,502
Accumulated other comprehensive loss	30,387	(1,804)
Total partners' capital	5,883,913	6,053,853
Noncontrolling interest	122,672	122,655
Total capital	6,006,585	6,176,508
Total liabilities and capital	$12,558,011	$12,997,873

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and other property	$397,240	$348,757	$776,456	$701,633
Management and other fees from affiliates	2,738	2,221	5,427	4,470
	399,978	350,978	781,883	706,103
Expenses:
Property operating, excluding real estate taxes	69,761	63,258	138,619	128,343
Real estate taxes	43,759	44,278	91,001	89,606
Corporate-level property management expenses	10,176	9,062	20,348	18,075
Depreciation and amortization	134,517	128,736	268,050	257,323
General and administrative	13,127	12,222	25,369	22,034
Expensed acquisition and investment related costs	10	41	18	56
	271,350	257,597	543,405	515,437
Gain on sale of real estate and land	—	—	—	100,096
Earnings from operations	128,628	93,381	238,478	290,762
Interest expense	(50,477)	(50,971)	(100,854)	(102,620)
Total return swap income	2,283	2,633	4,827	5,477
Interest and other (loss) income	(17,208)	22,371	(24,775)	36,758
Equity income from co-investments	(8,400)	18,248	12,771	35,259
Deferred benefit (tax) expense on unconsolidated co-investments	6,864	(1,842)	9,618	(2,350)
Loss on early retirement of debt, net	—	(16,465)	—	(18,982)
Gain on remeasurement of co-investment	—	2,260	—	2,260
Net income	61,690	69,615	140,065	246,564
Net income attributable to noncontrolling interest	(2,646)	(2,481)	(5,204)	(5,039)
Net income available to common unitholders	$59,044	$67,134	$134,861	$241,525
Comprehensive income	$73,400	$70,259	$172,256	$251,700
Comprehensive income attributable to noncontrolling interest	(2,646)	(2,481)	(5,204)	(5,039)
Comprehensive income attributable to controlling interest	$70,754	$67,778	$167,052	$246,661
Per unit data:
Basic:
Net income available to common unitholders	$0.87	$1.00	$2.00	$3.59
Weighted average number of common units outstanding during the period	67,539,662	67,295,437	67,548,899	67,289,464
Diluted:
Net income available to common unitholders	$0.87	$1.00	$2.00	$3.59
Weighted average number of common units outstanding during the period	67,566,748	67,374,506	67,587,362	67,341,798

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and six months ended June 30, 2022 and 2021
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended June 30, 2022	Units	Amount	Units	Amount
Balances at March 31, 2022	65,332	$5,942,746	2,282	$54,112	$18,677	$122,672	$6,138,207
Net income	—	57,054	—	1,990	—	2,646	61,690
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	11,812	—	11,812
Change in fair value of marketable debt securities, net	—	—	—	—	(102)	—	(102)
Issuance of common units under:
General partner's stock based compensation, net	3	172	—	—	—	—	172
Sale of common stock by general partner, net	—	(66)	—	—	—	—	(66)
Equity based compensation costs	—	2,572	—	90	—	—	2,662
Retirement of common units, net	(219)	(60,830)	—	—	—	—	(60,830)
Changes in the redemption value of redeemable noncontrolling interest	—	6,065	—	136	—	94	6,295
Distributions to noncontrolling interest	—	—	—	—	—	(2,621)	(2,621)
Redemptions	8	(2,122)	(9)	(94)	—	(119)	(2,335)
Distributions declared ($2.20 per unit)	—	(143,298)	—	(5,001)	—	—	(148,299)
Balances at June 30, 2022	65,124	$5,802,293	2,273	$51,233	$30,387	$122,672	$6,006,585

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six months ended June 30, 2022	Units	Amount	Units	Amount
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	130,308	—	4,553	—	5,204	140,065
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	31,895	—	31,895
Change in fair value of marketable debt securities, net	—	—	—	—	296	—	296
Issuance of common units under:
General partner's stock based compensation, net	87	17,039	—	—	—	—	17,039
Sale of common stock by general partner, net	—	(207)	—	—	—	—	(207)
Equity based compensation costs	—	4,952	—	173	—	—	5,125
Retirement of common units, net	(219)	(60,830)	—	—	—	—	(60,830)
Changes in the redemption value of redeemable noncontrolling interest	—	1,051	—	122	—	50	1,223
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(5,218)	(5,218)
Redemptions	8	(2,123)	(9)	(94)	—	(144)	(2,361)
Distributions declared ($4.40 per unit)	—	(287,052)	—	(10,023)	—	—	(297,075)
Balances at June 30, 2022	65,124	$5,802,293	2,273	$51,233	$30,387	$122,672	$6,006,585

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended June 30, 2021	Units	Amount	Units	Amount
Balances at March 31, 2021	64,999	$6,035,566	2,294	$59,328	$(6,811)	$122,848	$6,210,931
Net income	—	64,846	—	2,288	—	2,481	69,615
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	472	—	472
Change in fair value of marketable debt securities, net	—	—	—	—	172	—	172
Issuance of common units under:
General partner's stock based compensation, net	5	574	—	—	—	—	574
Sale of common stock by general partner, net	—	(84)	—	—	—	—	(84)
Equity based compensation costs	—	2,571	—	214	—	—	2,785
Changes in redemption value of redeemable noncontrolling interest	—	(2,574)	—	(85)	—	147	(2,512)
Distributions to noncontrolling interest	—	—	—	—	—	(2,508)	(2,508)
Redemptions	—	(1,792)	—	—	—	(271)	(2,063)
Distributions declared ($2.09 per unit)	—	(135,884)	—	(4,795)	—	—	(140,679)
Balances at June 30, 2021	65,004	$5,963,223	2,294	$56,950	$(6,167)	$122,697	$6,136,703

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six months ended June 30, 2021	Units	Amount	Units	Amount
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	233,290	—	8,235	—	5,039	246,564
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,879	—	4,879
Change in fair value of marketable debt securities, net	—	—	—	—	257	—	257
Issuance of common units under:
General partner's stock based compensation, net	44	(3,170)	—	—	—	—	(3,170)
Sale of common stock by general partner, net	—	(84)	—	—	—	—	(84)
Equity based compensation costs	—	7,599	—	268	—	—	7,867
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	(6,752)	—	(12)	—	169	(6,595)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(5,268)	(5,268)
Redemptions	1	(1,867)	(1)	(136)	—	(315)	(2,318)
Distributions declared ($4.18 per unit)	—	(271,760)	—	(9,589)	—	—	(281,349)
Balances at June 30, 2021	65,004	$5,963,223	2,294	$56,950	$(6,167)	$122,697	$6,136,703

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$140,065	$246,564
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	4,570	5,825
Depreciation and amortization	268,050	257,323
Amortization of discount and debt financing costs, net	3,332	6,311
Gain on sale of marketable securities	(12,430)	(2,499)
Income from early redemption of notes receivable	—	(4,747)
Provision for credit losses	63	(107)
Unrealized losses (gains) on equity securities recognized through income	46,441	(16,681)
Earnings from co-investments	(12,771)	(35,259)
Operating distributions from co-investments	67,834	57,364
Accrued interest from notes and other receivables	(6,974)	(8,530)
Gain on the sale of real estate and land	—	(100,096)
Equity-based compensation	4,788	3,776
Loss on early retirement of debt, net	—	18,982
Gain on remeasurement of co-investment	—	(2,260)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	15,406	(5,348)
Accounts payable, accrued liabilities, and operating lease liabilities	(10,887)	3,209
Other liabilities	2,058	4,244
Net cash provided by operating activities	509,545	428,071
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(223)	(18,418)
Redevelopment	(47,674)	(19,981)
Development acquisitions of and additions to real estate under development	(12,862)	(34,640)
Capital expenditures on rental properties	(62,576)	(49,044)
Investments in notes receivable	(136,513)	(71,613)
Collections of notes and other receivables	303,088	36,244
Proceeds from insurance for property losses	135	117
Proceeds from dispositions of real estate	—	243,365
Contributions to co-investments	(96,187)	(160,719)
Changes in refundable deposits	(16,318)	(968)
Purchases of marketable securities	(12,168)	(23,509)
Sales and maturities of marketable securities	30,025	14,931
Non-operating distributions from co-investments	152,924	78,600
Net cash provided by (used in) investing activities	101,651	(5,635)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	745,505
Payments on unsecured debt and mortgage notes	(1,820)	(951,727)
Proceeds from lines of credit	670,758	453,359
Repayments of lines of credit	(948,840)	(368,359)
Retirement of common units	(60,830)	(9,172)

	Six Months Ended June 30,
	2022	2021
Additions to deferred charges	—	(6,361)
Payments related to debt prepayment penalties	—	(18,342)
Net proceeds from issuance of common units	(207)	(84)
Net proceeds from stock options exercised	19,255	2,275
Payments related to tax withholding for share-based compensation	(2,216)	(5,445)
Contributions from noncontrolling interest	125	1,900
Distributions to noncontrolling interest	(4,197)	(4,238)
Redemption of noncontrolling interests	(2,361)	(2,318)
Redemption of redeemable noncontrolling interests	(230)	(3,808)
Common units distributions paid	(290,808)	(281,486)
Net cash used in financing activities	(621,371)	(448,301)
Net decrease in unrestricted and restricted cash and cash equivalents	(10,175)	(25,865)
Unrestricted and restricted cash and cash equivalents at beginning of period	58,638	84,041
Unrestricted and restricted cash and cash equivalents at end of period	$48,463	$58,176

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $1.5 million and $3.8 million capitalized in 2022 and 2021, respectively)	$97,688	$96,541
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,480	$5,316
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$96,887	$218,835
Transfer from real estate under development to co-investments	$1,827	$1,337
Reclassifications (from) to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$(1,223)	$6,593

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
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

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year's presentation.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both June 30, 2022 and December 31, 2021. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,273,496 and 2,282,464 as of June 30, 2022 and December 31, 2021, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $594.5 million and $804.0 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company owned or had ownership interests in 253 operating apartment communities, comprising 62,397 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
June 30, 2022 and 2021
(Unaudited)

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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of June 30, 2022 and December 31, 2021, $0.2 million and $0.8 million, respectively, of equity securities presented within common stock and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of June 30, 2022 and December 31, 2021, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock and stock funds, and investment-grade unsecured debt.

As of June 30, 2022 and December 31, 2021, marketable securities consisted of the following ($ in thousands):

	June 30, 2022
	Cost	Gross Unrealized (Loss) Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$63,409	$(8,747)	$54,662
Common stock and stock funds	86,767	11,396	98,163

Debt securities:
Available for sale
Investment-grade unsecured debt	1,051	637	1,688
Total - Marketable securities	$151,227	$3,286	$154,513

	December 31, 2021
	Cost	Gross Unrealized (Loss) Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$62,192	$(502)	$61,690
Common stock and stock funds	79,155	49,592	128,747

Debt securities:
Available for sale
Investment-grade unsecured debt	1,051	341	1,392
Total - Marketable securities	$142,398	$49,431	$191,829

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended June 30, 2022 and 2021, the proceeds from sales and maturities of marketable securities totaled $2.1 million and $0.1 million, respectively, which resulted in $0.3 million in realized gains and $0.1 million in realized losses, respectively, for such periods. For the six months ended June 30, 2022 and 2021, the proceeds from sales and maturities of marketable securities totaled $30.0 million and $14.9 million, respectively, which resulted in $12.4 million and $2.5 million in realized gains, respectively, for such periods.

For the three and six months ended June 30, 2022, the portion of equity security unrealized losses that were recognized in income totaled $21.9 million and $46.4 million, respectively, and were included in interest and other (loss) income on the Company's condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2021, the portion of equity security unrealized gains that were recognized in income totaled $10.4 million and $16.7 million, respectively, and were included in interest and other (loss) income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of June 30, 2022 and December 31, 2021. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $917.9 million and $319.2 million, respectively, as of June 30, 2022 and $909.3 million and $320.1 million, respectively, as of December 31, 2021. Noncontrolling interests in these entities were $122.5 million and $122.4 million as of June 30, 2022 and December 31, 2021, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2022 and December 31, 2021, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2022 and December 31, 2021, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.7 billion as of both, June 30, 2022 and December 31, 2021, was approximately $5.4 billion and $6.0 billion, respectively. Management has estimated that the fair value of the Company’s $286.5 million and $564.9 million of variable rate debt at June 30, 2022 and December 31, 2021, respectively, was approximately $284.6 million and $561.7 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2022 and December 31, 2021 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of June 30, 2022 and December 31, 2021.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $5.8 million and $5.5 million during the three months ended June 30, 2022 and 2021, respectively, and $11.2 million and $11.9 million, for the six months ended June 30, 2022 and 2021, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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

Changes in Accumulated Other Comprehensive Income (Loss), Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2021	$(5,912)	$360	$(5,552)
Other comprehensive income before reclassification	30,810	286	31,096
Amounts reclassified from accumulated other comprehensive loss	10	—	10
Other comprehensive income	30,820	286	31,106
Balance at June 30, 2022	$24,908	$646	$25,554

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2021	$(2,176)	$372	$(1,804)
Other comprehensive income before reclassification	31,885	296	32,181
Amounts reclassified from accumulated other comprehensive loss	10	—	10
Other comprehensive income	31,895	296	32,191
Balance at June 30, 2022	$29,719	$668	$30,387

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

Amounts reclassified from accumulated other comprehensive income in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $33.2 million and $34.7 million as of June 30, 2022 and December 31, 2021, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2022 is as follows ($ in thousands):

Balance at December 31, 2021	$34,666
Reclassification due to change in redemption value and other	(1,223)
Redemptions	(230)
Balance at June 30, 2022	$33,213

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents - unrestricted	$37,756	$48,420	$48,155	$73,629
Cash and cash equivalents - restricted	10,707	10,218	10,021	10,412
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$48,463	$58,638	$58,176	$84,041

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

(2) Significant Transactions During the Six Months Ended June 30, 2022 and Subsequent Events

Significant Transactions

Acquisitions

In January 2022, Wesco VI, LLC (“Wesco VI”), one of the Company's joint ventures with an institutional partner, acquired Vela, a 379-unit apartment home community located in Woodland Hills, CA, for a total contract price of $183.0 million. The property was encumbered by a $100.7 million bridge loan from the Company, with an interest rate of 2.64% that was paid off in January 2022 and replaced by permanent secured debt with an institutional lender.

Co-Investments

In April 2022, the Wesco IV, LLC (“Wesco IV”) joint venture operating agreement was amended to extend the venture. As part of the amendment, the Company and the joint venture partner agreed that the Company earned a promote interest of approximately $37.5 million. The Company agreed to contribute the earned promote interest to the joint venture, resulting in an increase in the Company’s ownership interest in Wesco IV to 65.1%.

Preferred Equity Investments

In June 2022, the Company received cash of $3.0 million for the partial redemption of a preferred equity investment in a joint venture that holds property located in Northern California.

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

In February 2022, the Company provided a $32.8 million related party bridge loan to BEX II in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 1.35% and was scheduled to mature in March 2022, but was subsequently paid off in April 2022. See Note 6, Related Party Transactions, for additional details.

Common Stock

During the three months ended June 30, 2022, the Company repurchased and retired 218,960 shares totaling $60.8 million, including commissions, at an average price per share of $277.81. As a result, as of June 30, 2022, the Company had $153.6 million of purchase authority remaining under its $250.0 million repurchase plan.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental income	$391,778	$343,322	$765,203	$690,627
Other property	5,462	5,435	11,253	11,006
Management and other fees from affiliates	2,738	2,221	5,427	4,470
Total revenues	$399,978	$350,978	$781,883	$706,103

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Southern California	$164,511	$142,150	$321,480	$284,119
Northern California	160,498	143,386	313,088	290,076
Seattle Metro	67,707	59,267	131,910	117,900
Other real estate assets (1)	4,524	3,954	9,978	9,538
Total rental and other property revenues	$397,240	$348,757	$776,456	$701,633

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Same-property (1)	$373,331	$331,221	$729,604	$665,658
Acquisitions (2)	1,753	319	3,500	319
Development (3)	11,184	7,500	20,611	14,430
Redevelopment	1,491	1,506	2,926	3,138
Non-residential/other, net (4)	12,748	11,156	25,666	24,402
Straight line rent concession (5)	(3,267)	(2,945)	(5,851)	(6,314)
Total rental and other property revenues	$397,240	$348,757	$776,456	$701,633

(1) Properties that have comparable stabilized results as of January 1, 2021 and are consolidated by the Company for the three and six months ended June 30, 2022 and 2021. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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
June 30, 2022 and 2021
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $2.1 million and $2.4 million as of June 30, 2022 and December 31, 2021, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2022 that was included in the December 31, 2021 deferred revenue balance was $0.3 million, which was included in interest and other (loss) income within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of June 30, 2022, the Company had $2.1 million of remaining performance obligations. The Company expects to recognize approximately 19% of these remaining performance obligations in 2022, and an additional 66% through 2024, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, LLC ("BEXAEW"), BEX II, LLC ("BEX II"), BEX IV, LLC (""BEX IV"), 500 Folsom, Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, Wesco V, LLC ("Wesco V"), Wesco VI, and Essex JV LLC ("Essex JV"), own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of June 30, 2022 and December 31, 2021 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	June 30, 2022	December 31, 2021
Ownership interest in:
Wesco I (2), Wesco III, Wesco IV, Wesco V, Wesco VI, and Essex JV	54%	$178,960	$168,198
BEXAEW, BEX II, BEX IV, and 500 Folsom	50%	248,782	270,550
Other (3)	52%	88,533	126,503
Total operating and other co-investments, net		516,275	565,251
Total development co-investments	51%	12,808	11,076
Total preferred interest co-investments (includes related party investments of $73.2 million and $71.1 million as of June 30, 2022 and December 31, 2021, respectively)		520,169	565,930
Total co-investments, net		$1,049,252	$1,142,257

(1) Weighted average Company ownership percentages are as of June 30, 2022.
(2) As of June 30, 2022, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $43.7 million due to distributions in excess of the Company's investment.
(3) As of June 30, 2022, the Company's investment in Expo was classified as a liability of $0.3 million due to distributions received in excess of the Company's investment. The weighted average Essex ownership percentage excludes the Company's investments in non-core technology co-investments which are carried at fair value.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

The combined summarized financial information of co-investments is as follows ($ in thousands):

	June 30, 2022	December 31, 2021
Combined balance sheets: (1)
Rental properties and real estate under development	$4,740,837	$4,603,465
Other assets	328,851	278,411
Total assets	$5,069,688	$4,881,876
Debt	$3,326,245	$3,046,765
Other liabilities	170,222	200,129
Equity	1,573,221	1,634,982
Total liabilities and equity	$5,069,688	$4,881,876
Company's share of equity	$1,049,252	$1,142,257

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Combined statements of income: (1)
Property revenues	$93,576	$68,405	$178,176	$140,164
Property operating expenses	(29,509)	(27,013)	(65,302)	(54,344)
Net operating income	64,067	41,392	112,874	85,820
Interest expense	(21,779)	(15,965)	(40,081)	(32,665)
General and administrative	(6,392)	(4,029)	(10,359)	(8,310)
Depreciation and amortization	(39,381)	(31,813)	(78,188)	(64,522)
Net loss	$(3,485)	$(10,415)	$(15,754)	$(19,677)
Company's share of net income (2)	$(8,400)	$18,248	$12,771	$35,259
(1) Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $1.8 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $3.6 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Notes receivable, secured, weighted average interest rate of 10.10% as of June 30, 2022 and 10.50% as of December 31, 2021, due February 2023 (Originated March 2020)	$17,987	$17,051
Note receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020)	89,148	87,365
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	31,535	29,729
Related party note receivable, secured, bearing interest at 2.15%, due March 2022 (Originated September 2021) (1)	—	29,314
Related party note receivable, secured, bearing interest at 2.30%, due April 2022 (Originated October 2021) (2)	—	30,399
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (3)	—	62,058
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (4)	—	48,562
Notes and other receivables from affiliates (5)	6,854	6,556
Straight line rent receivables (6)	10,976	15,523
Other receivables	19,546	15,232
Allowance for credit losses	(701)	(756)
Total notes and other receivables	$175,345	$341,033

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
(5) These amounts consist of short-term loans outstanding and due from various joint ventures as of June 30, 2022 and December 31, 2021, respectively. See Note 6, Related Party Transactions, for additional details.
(6) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2021	$671	$85	$756
Provision for credit losses	30	(85)	(55)
Balance at June 30, 2022	$701	$—	$701

No loans were placed on nonaccrual status or charged off during the six months ended June 30, 2022 or 2021.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.5 million and $2.6 million during the three months ended June 30, 2022 and 2021, respectively, and $6.6 million and $4.8 million during the six months ended June 30, 2022 and 2021, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.7 million and $0.3 million against general and administrative expenses for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three and six months ended June 30, 2022 and 2021, the Company did not pay brokerage commissions related to real estate transactions to MMC and its affiliates.

In February 2022, the Company provided a $32.8 million related party bridge loan to BEX II in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 1.35% and was scheduled to mature in March 2022, but was subsequently paid off in April 2022.

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

In October 2021, the Company provided a $30.3 million related party bridge loan to Wesco VI in connection with the acquisition of Monterra in Mill Creek. The note receivable accrued interest at 2.30% and was scheduled to mature in April 2022, but was paid off in January 2022. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

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

In February 2019, the Company funded a $24.5 million preferred equity investment in an entity whose sponsor is an affiliate of MMC, which owns a multifamily development community located in Mountain View, CA. The investment initially accrued interest based on an 11.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. The investment is scheduled to mature in February 2024.

In October 2018, the Company funded a $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268-unit apartment home community development located in Burlingame, CA. The investment initially accrued interest based on a 12.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. The investment is scheduled to mature in April 2024.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million, for the partial redemption of this preferred equity investment, and the maturity of the remaining commitment was extended to December 2028. As of June 30, 2022, the Company had a remaining commitment of $13.0 million and accrues interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of June 30, 2022 and December 31, 2021, $6.9 million and $6.6 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	June 30, 2022	December 31, 2021	Weighted Average Maturity In Years as of June 30, 2022
Unsecured debt, net (1)	5,310,486	5,307,196	8.2
Lines of credit (2)	63,175	341,257
Mortgage notes payable, net (3)	636,589	638,957	8.0
Total debt, net	$6,010,250	$6,287,410
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.3%
Weighted average interest rate on lines of credit	1.4%	1.0%
Weighted average interest rate on mortgage notes payable	2.9%	2.7%

(1) Unsecured debt, net, consists of fixed rate public bond offerings which includes unamortized discount, net of premiums, of $8.9 million and $9.9 million and unamortized debt issuance costs of $30.6 million and $32.9 million, as of June 30, 2022 and December 31, 2021, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of June 30, 2022, excludes unamortized debt issuance costs of $3.8 million and $4.4 million as of June 30, 2022 and December 31, 2021, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2022, the Company’s $1.2 billion credit facility had an interest rate of LIBOR plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of September 2025 with three six-month extensions, exercisable at the Company’s option. During the second quarter, the borrowing spread on this facility was reduced by 2.5 basis points as a result of achieving the Enhanced Sustainability Metric Target for 2021 as defined by the facility's sustainability-linked pricing component. In July 2022, the credit facility was amended such that the scheduled maturity date was extended to January 2027 with two 6-month extension options, exercisable at the Company's option. The underlying interest rate on the line is based on a tiered rate structure tied to the Company's corporate ratings and is currently at the Adjusted Secured Overnight Financing Rate ("SOFR") plus 0.75%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

As of June 30, 2022, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company’s credit ratings, and a scheduled maturity date of February 2023. In July 2022, the line of credit facility was amended such that the scheduled maturity date was extended to July 2024. The underlying interest rate on the line is based on a tiered rate structure tied to the Company's corporate ratings and is currently at Adjusted SOFR plus 0.75%.
(3) Includes total unamortized premium, net of discounts of $1.8 million and $2.5 million, reduced by unamortized debt issuance costs of $1.3 million and $1.5 million, as of June 30, 2022 and December 31, 2021, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of June 30, 2022 are as follows ($ in thousands):

Remaining in 2022	$41,369
2023	302,945
2024	403,109
2025	633,054
2026	549,405
Thereafter	4,056,224
Total	$5,986,106

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Southern California	$164,511	$142,150	$321,480	$284,119
Northern California	160,498	143,386	313,088	290,076
Seattle Metro	67,707	59,267	131,910	117,900
Other real estate assets	4,524	3,954	9,978	9,538
Total property revenues	$397,240	$348,757	$776,456	$701,633
Net operating income:
Southern California	$117,667	$98,533	$227,880	$197,110
Northern California	113,080	98,900	218,065	200,549
Seattle Metro	49,268	40,377	92,564	79,169
Other real estate assets	3,705	3,411	8,327	6,856
Total net operating income	283,720	241,221	546,836	483,684
Management and other fees from affiliates	2,738	2,221	5,427	4,470
Corporate-level property management expenses	(10,176)	(9,062)	(20,348)	(18,075)
Depreciation and amortization	(134,517)	(128,736)	(268,050)	(257,323)
General and administrative	(13,127)	(12,222)	(25,369)	(22,034)
Expensed acquisition and investment related costs	(10)	(41)	(18)	(56)
Gain on sale of real estate and land	—	—	—	100,096
Interest expense	(50,477)	(50,971)	(100,854)	(102,620)
Total return swap income	2,283	2,633	4,827	5,477
Interest and other (loss) income	(17,208)	22,371	(24,775)	36,758
Equity income from co-investments	(8,400)	18,248	12,771	35,259
Deferred tax benefit (expense) on unconsolidated co-investments	6,864	(1,842)	9,618	(2,350)
Loss on early retirement of debt, net	—	(16,465)	—	(18,982)
Gain on remeasurement of co-investment	—	2,260	—	2,260
Net income	$61,690	$69,615	$140,065	$246,564

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Assets:
Southern California	$3,951,932	$4,018,839
Northern California	5,480,837	5,460,701
Seattle Metro	1,386,956	1,407,033
Other real estate assets	109,684	96,500
Net reportable operating segment - real estate assets	10,929,409	10,983,073
Real estate under development	21,950	111,562
Co-investments	1,093,235	1,177,802
Cash and cash equivalents, including restricted cash	48,463	58,638
Marketable securities	154,513	191,829
Notes and other receivables	175,345	341,033
Operating lease right-of-use assets	67,345	68,972
Prepaid expenses and other assets	67,751	64,964
Total assets	$12,558,011	$12,997,873

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$57,054	65,262,517	$0.87	$64,846	65,001,677	$1.00
Effect of Dilutive Securities:
Stock options	—	27,086		—	79,069
Diluted:
Net income available to common stockholders	$57,054	65,289,603	$0.87	$64,846	65,080,746	$1.00

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$130,308	65,269,109	$2.00	$233,290	64,995,682	$3.59
Effect of Dilutive Securities:
Stock options	—	38,463		—	52,334
Diluted:
Net income available to common stockholders	$130,308	65,307,572	$2.00	$233,290	65,048,016	$3.59

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,277,145 and 2,293,760, which include vested 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the three months ended June 30, 2022 and 2021, respectively, and 2,279,790 and 2,293,782 for the six months ended June 30, 2022 and 2021, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $2.0 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $4.6 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively.

Stock options of 230,326 and 136,172 for the three months ended June 30, 2022 and 2021, respectively, and 124,892 and zero for the six months ended June 30, 2022 and 2021, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$59,044	67,539,662	$0.87	$67,134	67,295,437	$1.00
Effect of Dilutive Securities:
Stock options	—	27,086		—	79,069
Diluted:
Net income available to common unitholders	$59,044	67,566,748	$0.87	$67,134	67,374,506	$1.00

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$134,861	67,548,899	$2.00	$241,525	67,289,464	$3.59
Effect of Dilutive Securities:
Stock options	—	38,463		—	52,334
Diluted:
Net income available to common unitholders	$134,861	67,587,362	$2.00	$241,525	67,341,798	$3.59

Stock options of 230,326 and 136,172 for the three months ended June 30, 2022 and 2021, respectively, and 124,892 and zero for the six months ended June 30, 2022 and 2021, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2022 and December 31, 2021, the Company had no interest rate swap contracts.

The Company has four total return swap contracts, with an aggregate notional amount of $224.0 million, that effectively convert $224.0 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of its total return swaps, with $224.0 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both June 30, 2022 and December 31, 2021. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $2.3 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and $4.8 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2022, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of June 30, 2022, the Company owned or had ownership interests in 253 operating apartment communities, comprising 62,397 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2022, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development, and various predevelopment projects aggregating 264 apartment homes, with total incurred costs of $89.0 million, and estimated remaining project costs of approximately $35.0 million, $18.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $124.0 million.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2022		As of June 30, 2021
	Apartment Homes	%	Apartment Homes	%
Southern California	22,190	43%	22,466	43%
Northern California	19,230	37%	19,123	37%
Seattle Metro	10,341	20%	10,218	20%
Total	51,761	100%	51,807	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, Essex JV, BEXAEW, BEX II, BEX IV, and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

The COVID-19 Pandemic

The COVID-19 pandemic and its related variants continue to create considerable instability, disruption, and uncertainty. In an effort to slow down the spread of the viruses and mitigate their impact on affected populations, federal, state and local jurisdictions have implemented varying forms of requirements which may continue to negatively affect profitability. While the California eviction moratorium sunsetted during the third quarter of 2021, other state and local eviction moratoriums and laws that limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes continue to be in effect in various formats at various regions in which Essex's communities are located, impacting Essex and its properties. The Company continues to work to comply with the stated intent of local, county, state and federal laws.

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

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended June 30, 2022 and 2021) have generally remained higher than the pre-pandemic historical range of 0.3% to 0.4% since the second quarter of 2020. Cash delinquencies remained elevated at 2.6% for the three months ended June 30, 2021 but decreased to 0.3% for the three months ended June 30, 2022 due to $13.0 million of Emergency Rental Assistance payments, however, current tenant delinquencies remain above pre-pandemic levels. The Company continues to work with residents to collect such cash delinquencies. As of June 30, 2022, delinquencies have not had a material adverse impact on the Company's liquidity position. The Company's average financial occupancy for the Company’s Same-Property portfolio slightly decreased from 96.6% for the three months ended June 30, 2021 to 96.1% for the three months ended June 30, 2022.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the three months ended June 30, 2022 discussed in the "Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.1% and 96.6% for the three months ended June 30, 2022 and 2021, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,
	2022	2021
Southern California	95.7%	97.0%
Northern California	96.4%	96.3%
Seattle Metro	96.3%	96.7%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2022	2021	Change	Change
Same-Property Revenues:
Southern California	21,256	$158,114	$138,120	$19,994	14.5%
Northern California	17,895	148,198	133,834	14,364	10.7%
Seattle Metro	10,218	67,019	59,267	7,752	13.1%
Total Same-Property Revenues	49,369	373,331	331,221	42,110	12.7%
Non-Same Property Revenues		23,909	17,536	6,373	36.3%
Total Property Revenues		$397,240	$348,757	$48,483	13.9%

Same-Property Revenues increased by $42.1 million or 12.7% to $373.3 million in the second quarter of 2022 from $331.2 million in the second quarter of 2021. The increase was primarily attributable to an increase of 7.2% in average rental rates from $2,296 in the second quarter of 2021 to $2,461 in the second quarter of 2022 and $11.5 million decrease in cash concessions in the second quarter of 2022 compared to the second quarter of 2021.

Non-Same Property Revenues increased by $6.4 million or 36.3% to $23.9 million in the second quarter of 2022 from $17.5 million in the second quarter of 2021. The increase was primarily due to the acquisitions of The Village at Toluca Lake and Canvas in 2021 and an increase in average rental rates.

Management and other fees from affiliates increased by $0.5 million or 22.7% to $2.7 million in the second quarter of 2022 from $2.2 million in the second quarter of 2021. The increase was primarily due to the addition of Martha Lake Apartments, Monterra in Mill Creek, The Rexford, and Silver communities to the Company's joint venture portfolio in 2021 and Vela in 2022.
Property operating expenses, excluding real estate taxes increased by $6.5 million or 10.3% to $69.8 million for the second quarter of 2022 compared to $63.3 million for the second quarter of 2021, primarily due to increases of $3.0 million in maintenance and repairs expenses, $1.6 million in utilities expenses, and $1.5 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $5.3 million or 8.6% to $66.6 million in the second quarter of 2022 compared to $61.3 million in the second quarter of 2021, primarily due to increases of $3.0 million in maintenance and repairs expenses, $1.3 million in utilities expenses, $0.5 million in insurance and other expenses, and $0.5 million in administrative expenses.

Real estate taxes decreased by $0.5 million or 1.1% to $43.8 million for the second quarter of 2022 compared to $44.3 million for the second quarter of 2021, primarily due to a decrease in assessed valuation and tax rates in the Seattle metro region. Same-Property real estate taxes decreased by $1.5 million or 3.6% to $39.0 million in the second quarter of 2022 compared to $40.5 million in the second quarter of 2021, primarily due to a decrease in assessed valuations and tax rates in the Seattle metro region.

Corporate-level property management expenses increased by $1.1 million or 12.1% to $10.2 million for the second quarter of 2022 compared to $9.1 million for the second quarter of 2021 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $5.8 million or 4.5% to $134.5 million for the second quarter of 2022 compared to $128.7 million for the second quarter of 2021, primarily due to an increase in depreciation expense from the completion of the development properties Mylo, Station Park Green (Phase II and Phase III), and Wallace on Sunset in 2021.

Interest expense decreased by $0.5 million or 1.0% to $50.5 million for the second quarter of 2022 compared to $51.0 million for the second quarter of 2021, primarily due to various debt that was paid off, matured, or regular principal amortization during and after the second quarter of 2021, which resulted in a decrease in interest expense of $3.1 million for the second quarter of 2022. These decreases to interest expense were partially offset by senior unsecured notes issued during and after the second quarter of 2021, which resulted in an increase of $1.5 million interest expense for the second quarter of 2022. Additionally, there was a $1.1 million decrease in capitalized interest in the second quarter of 2022, due to a decrease in development activity as compared to the same period in 2021.

Total return swap income of $2.3 million in the second quarter of 2022 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $224.0 million.

Interest and other (loss) income decreased by $39.6 million or 176.8% to $17.2 million loss for the second quarter of 2022 compared to $22.4 million income for the second quarter of 2021, primarily due to unrealized losses resulting from a decrease in the fair value of marketable securities.

Equity (loss) income from co-investments decreased by $26.6 million or 146.2% to a loss of $8.4 million for the second quarter of 2022 compared to an income of $18.2 million for the second quarter of 2021, primarily due to a decrease of $27.5 million in equity income from non-core co-investments, partially offset by a decrease of $1.3 million in equity loss from co-investments.

Deferred tax benefit on unconsolidated co-investments of $6.9 million for the second quarter of 2022 is primarily due to a net unrealized loss of $29.9 million from non-core unconsolidated co-investments.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

The Company's average financial occupancy for its stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the six months ended June 30, 2022 and 2021) was 96.2% and 96.6% for the six months ended June 30, 2022 and 2021, respectively.

The regional breakdown of the Company's Same-Property portfolio for financial occupancy for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
Southern California	96.0%	96.8%
Northern California	96.4%	96.5%
Seattle Metro	96.1%	96.6%

	Number of Apartment	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2022	2021	Change	Change
Same-Property Revenues:
Southern California	21,256	$308,767	$276,538	$32,229	11.7%
Northern California	17,895	290,200	271,220	18,980	7.0%
Seattle Metro	10,218	130,637	117,900	12,737	10.8%
Total Same-Property Revenues	49,369	729,604	665,658	63,946	9.6%
Non-Same Property Revenues		46,852	35,975	10,877	30.2%
Total Property Revenues		$776,456	$701,633	$74,823	10.7%

Same-Property Revenues increased by $63.9 million or 9.6% to $729.6 million in the six months ended June 30, 2022 from $665.7 million in the six months ended June 30, 2021. The increase was primarily attributable to a $18.6 million decrease in cash concessions compared to the prior year period and an increase of 5.8% in average rental rates from $2,298 per apartment home in the six months ended June 30, 2021 to $2,432 per apartment home in the six months ended June 30, 2022.

Non-Same Property Revenues increased by $10.9 million or 30.2% to $46.9 million in the six months ended June 30, 2022 from $36.0 million in the six months ended June 30, 2021. The increase was primarily due to the acquisitions of The Village at Toluca Lake and Canvas in 2021 and an increase in average rental rates.

Management and other fees from affiliates increased by $0.9 million or 20.0% to $5.4 million in the six months ended June 30, 2022 from $4.5 million in the six months ended June 30, 2021. The increase was primarily due to the addition of Martha Lake Apartments, Monterra in Mill Creek, The Rexford, and Silver communities to the Company's joint venture portfolio in 2021 and Vela in 2022, partially offset by the Company's purchase of BEX III, LLC's 50.0% interest in The Village at Toluca Lake.

Property operating expenses, excluding real estate taxes increased by $10.3 million or 8.0% to $138.6 million for the six months ended June 30, 2022 compared to $128.3 million for the six months ended June 30, 2021, primarily due to increases of $4.6 million in utilities expenses, $4.3 million in maintenance and repairs expenses, and $1.3 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $9.0 million or 7.3% to $132.4 million in the six months ended June 30, 2022 compared to $123.4 million in the six months ended June 30, 2021, primarily due to increases of $4.0 million in utilities expenses, $3.9 million in maintenance and repairs expenses, and $0.8 million in administrative expenses.

Real estate taxes increased by $1.4 million or 1.6% to $91.0 million for the six months ended June 30, 2022 compared to $89.6 million for the six months ended June 30, 2021, primarily due to real estate taxes for development properties Station Park Green (Phase II and III) and Wallace on Sunset, that were completed in 2021 and the acquisition of The Village at Toluca Lake during 2021. Same-Property real estate taxes decreased by $0.1 million or 0.1% to $81.8 million in the six months ended June 30, 2022 compared to $81.9 million in the six months ended June 30, 2021, primarily due to a decrease in assessed valuations and tax rates in the Seattle metro region.

Corporate-level property management expenses increased by $2.2 million or 12.2% to $20.3 million for the six months ended June 30, 2022 compared to $18.1 million for the six months ended June 30, 2021 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $10.8 million or 4.2% to $268.1 million for the six months ended June 30, 2022 compared to $257.3 million for the six months ended June 30, 2021, primarily due to an increase in depreciation expense from the acquisition of The Village at Toluca Lake and Canvas during 2021, the completion of the development properties Mylo, Station Park Green (Phase II and Phase III) and Wallace on Sunset in 2021.

Interest expense decreased by $1.7 million or 1.7% to $100.9 million for the six months ended June 30, 2022 compared to $102.6 million for the six months ended June 30, 2021, primarily due to various debt that was paid off, matured, or regular principal payments during and after the second quarter of 2021, which resulted in a decrease in interest expense of $8.9 million from the second quarter of 2021. These decreases in interest expense were partially offset by the issuance of new senior unsecured notes which resulted in an increase of $5.0 million interest expense for the six months ended June 30, 2022. Additionally, there was a $2.2 million decrease in capitalized interest in the six months ended June 30, 2022, due to a decrease in development activity as compared to the same period in 2021.

Total return swap income of $4.8 million for the six months ended June 30, 2022 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $224.0 million.

Interest and other (loss) income decreased by $61.6 million or 167.4% to a loss of $24.8 million for the six months ended June 30, 2022 compared to an income of $36.8 million for the six months ended June 30, 2021, primarily due to unrealized losses resulting from a decrease in the fair value of marketable securities.

Equity (loss) income from co-investments decreased by $22.5 million or 63.7% to $12.8 million for the six months ended June 30, 2022 compared to $35.3 million for the six months ended June 30, 2021, primarily due to decreases of $38.0 million in equity income from non-core co-investments and $2.1 million in income from preferred equity investments including income from early redemptions. The decreases were partially offset by an increase of $17.1 million in co-investment promote income.

Deferred tax benefit on unrealized gain on unconsolidated co-investment of $9.6 million for the six months ended June 30, 2022 resulted from a net unrealized gain on $37.6 million from unconsolidated co-investments.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $37.8 million of unrestricted cash and cash equivalents and $154.5 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2022, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2022, the Company had two unsecured lines of credit aggregating $1.24 billion. As of June 30, 2022, there was $45.0 million outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings and sustainability-linked metrics and was LIBOR plus 0.75% as of June 30, 2022. This facility is scheduled to mature in September 2025, with three 6-month extensions, exercisable at the Company's option. During the quarter, the borrowing spread on this facility was reduced by 2.5 basis points as a result of achieving the Enhanced Sustainability Metric Target for 2021 as defined by the facility's sustainability-linked pricing component. In July 2022, the credit facility was amended such that the scheduled maturity date was extended to January 2027 with two 6-month extension options, exercisable at the Company's option. The underlying interest rate on the line is based on a tiered rate structure tied to the Company's corporate ratings and is currently at Adjusted SOFR plus 0.75%. As of June 30, 2022, there was $18.2 million outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings and sustainability-linked metrics and was LIBOR plus 0.775% as of June 30, 2022. This facility was scheduled to mature in February 2023. In July 2022, the line of credit facility was amended such that the scheduled maturity date was extended to July 2024. The underlying interest rate on the line is based on a tiered rate structure tied to the Company's corporate ratings and is currently at Adjusted SOFR plus 0.75%.

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

During the six months ended June 30, 2022, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of June 30, 2022, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. During the six months ended June 30, 2022, the Company repurchased and retired 218,960 shares of its common stock totaling $60.8 million, including commissions, at an average price of $277.81 per share. As of June 30, 2022, the Company had $153.6 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2022, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development and various consolidated predevelopment projects, aggregating 264 apartment homes, with total incurred costs of $89.0 million, and estimated remaining project costs of approximately $35.0 million, $18.0 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $124.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of June 30, 2022, the Company had an interest in 264 apartment homes in a community actively under development with a joint venture for total estimated costs of $102.0 million. Total estimated remaining costs are approximately $35.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $17.9 million. In addition, the Company had an interest in 10,636 apartment homes of operating communities with joint ventures for a total book value of $516.3 million as of June 30, 2022.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations related to the continued impact of the COVID-19 pandemic and related variants on the Company’s business, financial condition and results of operations and the impact of any additional measures taken to mitigate the impact of the pandemic, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, including as a result of the COVID-19 pandemic and related variants and governmental measures intended to prevent its spread, inflation, supply chain impacts and ongoing hostilities between Russia and Ukraine, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the continued impact of the COVID-19 pandemic and related variants, which remains inherently uncertain as to duration and severity, and any additional governmental measures taken to limit its spread and other potential future outbreaks of infectious diseases or other health concerns, which could continue to adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2021, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic and related variants and uncertainties regarding ongoing hostilities between Russia and the Ukraine and the related impacts on macroeconomic conditions, including, among other things, interest rates. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income available to common stockholders	$57,054	$64,846	$130,308	$233,290
Adjustments:
Depreciation and amortization	134,517	128,736	268,050	257,323
Gains not included in FFO	—	(2,260)	—	(102,356)
Depreciation and amortization from unconsolidated co-investments	18,129	14,819	36,244	29,548
Noncontrolling interest related to Operating Partnership units	1,990	2,288	4,553	8,235
Depreciation attributable to third party ownership and other (1)	(354)	(138)	(707)	(267)
Funds from operations attributable to common stockholders and unitholders	$211,336	$208,291	$438,448	$425,773
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.13	$3.09	$6.49	$6.33
Non-core items:
Expensed acquisition and investment related costs	$10	$41	$18	$56
Deferred tax (benefit) expense on unconsolidated co-investments (2)	(6,864)	1,842	(9,618)	2,350
(Gain) loss on sale of marketable securities	(259)	112	(12,430)	(2,499)
Change in unrealized losses (gains) on marketable securities, net	21,856	(10,405)	46,441	(16,681)
Provision for credit losses	(1)	(145)	(63)	(107)
Equity loss (income) from non-core co-investments (3)	20,710	(6,771)	29,554	(8,398)
Loss on early retirement of debt, net	—	16,465	—	18,982
Loss on early retirement of debt from unconsolidated co-investments	901	—	987	3
Co-investment promote income	—	—	(17,076)	—
Income from early redemption of preferred equity investments and notes receivable	—	(4,747)	(858)	(8,260)
General and administrative and other, net	997	256	1,445	513
Insurance reimbursements, legal settlements, and other, net	(8)	(4)	(8)	(186)
Core Funds from Operations attributable to common stockholders and unitholders	$248,678	$204,935	$476,840	$411,546
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.68	$3.04	$7.06	$6.12
Weighted average number of shares outstanding, diluted (4)	67,566,748	67,331,877	67,587,362	67,299,655

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three and six months ended June 30, 2022 was $0.9 million and $1.6 million, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings from operations	$128,628	$93,381	$238,478	$290,762
Adjustments:
Corporate-level property management expenses	10,176	9,062	20,348	18,075
Depreciation and amortization	134,517	128,736	268,050	257,323
Management and other fees from affiliates	(2,738)	(2,221)	(5,427)	(4,470)
General and administrative	13,127	12,222	25,369	22,034
Expensed acquisition and investment related costs	10	41	18	56
Gain on sale of real estate and land	—	—	—	(100,096)
NOI	283,720	241,221	546,836	483,684
Less: Non-Same Property NOI	(16,045)	(11,771)	(31,400)	(23,351)
Same-Property NOI	$267,675	$229,450	$515,436	$460,333

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.

Additionally, the Company has entered into four total return swap contracts, with an aggregate notional amount of $224.0 million that effectively convert $224.0 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at June 30, 2022. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2022	2023	2024	2025	2026	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$40,970	302,092	402,177	632,035	548,291	3,836,558	$5,762,123	$5,363,691
Average interest rate	3.6%	3.4%	4.0%	3.5%	3.5%	3.2%	3.2%
Variable rate debt (1)	$399	19,028	932	1,019	1,114	264,666	$287,158	$284,601
Average interest rate	1.7%	1.4%	1.7%	1.7%	1.7%	1.6%	1.6%

(1) $224.0 million is subject to total return swaps.

The table incorporates only those exposures that exist as of June 30, 2022. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2022, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2022, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2022, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2022, Essex issued an aggregate of 11,041 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $0.2 million from the option exercises during the three months ended June 30, 2022 to the Operating Partnership in exchange for an aggregate of 750 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2022, 10,291 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

The following table summarizes the Company's purchases of its common stock during the three months ended June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
May 1, 2022 - May 31, 2022	113,694	$290.59	113,694	$181.4
June 1, 2022 - June 30, 2022	105,266	$264.02	105,266	$153.6
Total	218,960	$277.81	218,960	$153.6

(1) In December 2020, the Board of Directors approved the replenishment of the Company's stock repurchase plan such that, as of that date, the Company had $250.0 million of purchase authority remaining under the replenished plan.

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

Date: July 27, 2022

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 27, 2022

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: July 27, 2022

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 27, 2022

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer