Form 10-Q
period 2022-09-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2022-10-27
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,753,812 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 25, 2022.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2022 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	September 30, 2022	December 31, 2021
Real estate:
Rental properties:
Land and land improvements	$3,059,246	$3,032,678
Buildings and improvements	12,912,359	12,597,249
	15,971,605	15,629,927
Less: accumulated depreciation	(5,047,880)	(4,646,854)
	10,923,725	10,983,073
Real estate under development	23,752	111,562
Co-investments	1,145,345	1,177,802
	12,092,822	12,272,437
Cash and cash equivalents-unrestricted	42,711	48,420
Cash and cash equivalents-restricted	10,858	10,218
Marketable securities, net of allowance for credit losses of zero as of both September 30, 2022 and December 31, 2021	141,699	191,829
Notes and other receivables, net of allowance for credit losses of $0.8 million as of both September 30, 2022 and December 31, 2021 (includes related party receivables of $6.7 million and $176.9 million as of September 30, 2022 and December 31, 2021, respectively)	197,543	341,033
Operating lease right-of-use assets	66,531	68,972
Prepaid expenses and other assets	72,166	64,964
Total assets	$12,624,330	$12,997,873
LIABILITIES AND EQUITY
Unsecured debt, net	$5,312,131	$5,307,196
Mortgage notes payable, net	635,389	638,957
Lines of credit	219,481	341,257
Accounts payable and accrued liabilities	222,328	180,751
Construction payable	25,729	29,136
Dividends payable	149,685	143,213
Distributions in excess of investments in co-investments	38,394	35,545
Operating lease liabilities	68,043	70,675
Other liabilities	42,715	39,969
Total liabilities	6,713,895	6,786,699
Commitments and contingencies
Redeemable noncontrolling interest	29,238	34,666
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,753,312 and 65,248,393 shares issued and outstanding, respectively	6	7
Additional paid-in capital	6,775,872	6,915,981
Distributions in excess of accumulated earnings	(1,123,215)	(916,833)
Accumulated other comprehensive income (loss), net	50,769	(5,552)
Total stockholders' equity	5,703,432	5,993,603
Noncontrolling interest	177,765	182,905
Total equity	5,881,197	6,176,508
Total liabilities and equity	$12,624,330	$12,997,873

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and other property	$406,862	$360,620	$1,183,318	$1,062,253
Management and other fees from affiliates	2,886	2,237	8,313	6,707
	409,748	362,857	1,191,631	1,068,960
Expenses:
Property operating, excluding real estate taxes	73,450	69,537	212,069	197,880
Real estate taxes	46,593	45,802	137,594	135,408
Corporate-level property management expenses	10,184	9,060	30,532	27,135
Depreciation and amortization	135,511	130,564	403,561	387,887
General and administrative	15,172	12,712	40,541	34,746
Expensed acquisition and investment related costs	230	108	248	164
	281,140	267,783	824,545	783,220
Gain on sale of real estate and land	—	42,897	—	142,993
Earnings from operations	128,608	137,971	367,086	428,733
Interest expense	(51,645)	(50,019)	(152,499)	(152,639)
Total return swap income	1,882	2,660	6,709	8,137
Interest and other (loss) income	(6,796)	11,998	(31,571)	48,756
Equity income from co-investments	10,985	25,433	23,756	60,692
Deferred tax (expense) benefit on unconsolidated co-investments	(1,755)	(3,041)	7,863	(5,391)
Loss on early retirement of debt, net	(2)	—	(2)	(18,982)
Gain on remeasurement of co-investment	17,423	—	17,423	2,260
Net income	98,700	125,002	238,765	371,566
Net income attributable to noncontrolling interest	(5,858)	(6,612)	(15,615)	(19,886)
Net income available to common stockholders	$92,842	$118,390	$223,150	$351,680
Comprehensive income	$124,797	$125,829	$297,053	$377,529
Comprehensive income attributable to noncontrolling interest	(6,740)	(6,639)	(17,582)	(20,088)
Comprehensive income attributable to controlling interest	$118,057	$119,190	$279,471	$357,441
Per share data:
Basic:
Net income available to common stockholders	$1.43	$1.82	$3.42	$5.41
Weighted average number of shares outstanding during the period	65,059,678	65,048,486	65,198,532	65,013,477
Diluted:
Net income available to common stockholders	$1.43	$1.82	$3.42	$5.40
Weighted average number of shares outstanding during the period	65,067,790	65,147,781	65,225,767	65,075,174

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three months ended September 30, 2022	Shares	Amount
Balances at June 30, 2022	65,124	$7	$6,875,863	$(1,073,577)	$25,554	$178,738	$6,006,585
Net income	—	—	—	92,842	—	5,858	98,700
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	25,304	885	26,189
Change in fair value of marketable debt securities, net	—	—	—	—	(89)	(3)	(92)
Issuance of common stock under:
Stock option and restricted stock plans, net	1	—	155	—	—	—	155
Sale of common stock, net	—	—	(107)	—	—	—	(107)
Equity based compensation costs	—	—	1,891	—	—	66	1,957
Retirement of common stock, net	(372)	(1)	(97,120)	—	—	—	(97,121)
Changes in the redemption value of redeemable noncontrolling interest	—	—	3,195	—	—	532	3,727
Distributions to noncontrolling interest	—	—	—	—	—	(7,748)	(7,748)
Redemptions of noncontrolling interest	—	—	(8,005)	—	—	(563)	(8,568)
Common stock dividends ($2.20 per share)	—	—	—	(142,480)	—	—	(142,480)
Balances at September 30, 2022	64,753	$6	$6,775,872	$(1,123,215)	$50,769	$177,765	$5,881,197

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
Nine months ended September 30, 2022	Shares	Amount
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	223,150	—	15,615	238,765
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	56,124	1,960	58,084
Change in fair value of marketable debt securities, net	—	—	—	—	197	7	204
Issuance of common stock under:
Stock option and restricted stock plans, net	88	—	17,194	—	—	—	17,194
Sale of common stock, net	—	—	(314)	—	—	—	(314)
Equity based compensation costs	—	—	6,843	—	—	239	7,082
Retirement of common stock, net	(591)	(1)	(157,950)	—	—	—	(157,951)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,246	—	—	704	4,950
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(22,989)	(22,989)
Redemptions of noncontrolling interest	8	—	(10,128)	—	—	(801)	(10,929)
Common stock dividends ($6.60 per share)	—	—	—	(429,532)	—	—	(429,532)
Balances at September 30, 2022	64,753	$6	$6,775,872	$(1,123,215)	$50,769	$177,765	$5,881,197

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Three Months Ended September 30, 2021	Shares	Amount
Balances at June 30, 2021	65,004	$7	$6,862,879	$(899,663)	$(9,768)	$183,248	$6,136,703
Net income	—	—	—	118,390	—	6,612	125,002
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	704	24	728
Change in fair value of marketable debt securities, net	—	—	—	—	96	3	99
Issuance of common stock under:
Stock option and restricted stock plans, net	68	—	15,572	—	—	—	15,572
Sale of common stock, net	—	—	(118)	—	—	—	(118)
Equity based compensation costs	—	—	1,573	—	—	55	1,628
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,253	—	—	420	1,673
Distributions to noncontrolling interest	—	—	—	—	—	(7,257)	(7,257)
Redemptions of noncontrolling interest	9	—	(5,651)	—	—	(438)	(6,089)
Common stock dividends ($2.09 per share)	—	—	—	(136,042)	—	—	(136,042)
Balances at September 30, 2021	65,081	$7	$6,875,508	$(917,315)	$(8,968)	$182,667	$6,131,899

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive loss, net	Noncontrolling Interest	Total
Nine months ended September 30, 2021	Shares	Amount
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income	—	—	—	351,680	—	19,886	371,566
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,417	190	5,607
Change in fair value of marketable debt securities, net	—	—	—	—	344	12	356
Issuance of common stock under:
Stock option and restricted stock plans, net	112	1	12,401	—	—	—	12,402
Sale of common stock, net	—	—	(202)	—	—	—	(202)
Equity based compensation costs	—	—	9,172	—	—	323	9,495
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,499)	—	—	577	(4,922)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(22,114)	(22,114)
Redemptions of noncontrolling interest	10	—	(7,518)	—	—	(889)	(8,407)
Common stock dividends ($6.27 per share)	—	—	—	(407,802)	—	—	(407,802)
Balances at September 30, 2021	65,081	$7	$6,875,508	$(917,315)	$(8,968)	$182,667	$6,131,899

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$238,765	$371,566
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	5,529	8,734
Depreciation and amortization	403,561	387,887
Amortization of discount and debt financing costs, net	4,916	7,987
Gain on sale of marketable securities	(12,430)	(2,499)
Income from early redemption of notes receivable	—	(4,747)
Provision for credit losses	64	(110)
Unrealized losses (gains) on equity securities recognized through income	63,556	(23,772)
Earnings from co-investments	(23,756)	(60,692)
Operating distributions from co-investments	86,854	78,360
Accrued interest from notes and other receivables	(10,748)	(12,253)
Gain on the sale of real estate and land	—	(142,993)
Equity-based compensation	6,589	5,399
Loss on early retirement of debt, net	2	18,982
Gain on remeasurement of co-investment	(17,423)	(2,260)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	15,406	2,470
Accounts payable, accrued liabilities, and operating lease liabilities	38,948	62,699
Other liabilities	8,902	5,119
Net cash provided by operating activities	808,735	699,877
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(21,759)	(105,469)
Redevelopment	(67,974)	(39,092)
Development acquisitions of and additions to real estate under development	(22,754)	(45,381)
Capital expenditures on rental properties	(107,105)	(81,063)
Investments in notes receivable	(160,013)	(102,012)
Collections of notes and other receivables	303,088	88,744
Proceeds from insurance for property losses	4,325	591
Proceeds from dispositions of real estate	—	297,454
Contributions to co-investments	(159,461)	(223,175)
Changes in refundable deposits	(16,318)	(8,356)
Purchases of marketable securities	(12,760)	(23,740)
Sales and maturities of marketable securities	30,025	14,995
Non-operating distributions from co-investments	161,324	131,297
Net cash used in investing activities	(69,382)	(95,207)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	745,505
Payments on unsecured debt and mortgage notes	(24,103)	(952,608)
Proceeds from lines of credit	1,053,663	601,435
Repayments of lines of credit	(1,175,440)	(558,773)
Retirement of common stock	(157,951)	(9,172)

	Nine Months Ended September 30,
	2022	2021
Additions to deferred charges	(140)	(8,237)
Payments related to debt prepayment penalties	—	(18,342)
Net proceeds from issuance of common stock	(314)	(202)
Net proceeds from stock options exercised	19,410	17,847
Payments related to tax withholding for share-based compensation	(2,216)	(5,445)
Contributions from noncontrolling interest	125	1,900
Distributions to noncontrolling interest	(22,606)	(21,979)
Redemption of noncontrolling interest	(10,929)	(8,407)
Redemption of redeemable noncontrolling interest	(478)	(4,463)
Common stock dividends paid	(423,443)	(406,818)
Net cash used in financing activities	(744,422)	(627,759)
Net decrease in unrestricted and restricted cash and cash equivalents	(5,069)	(23,089)
Unrestricted and restricted cash and cash equivalents at beginning of period	58,638	84,041
Unrestricted and restricted cash and cash equivalents at end of period	$53,569	$60,952

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $1.9 million and $5.0 million capitalized in 2022 and 2021, respectively)	$149,970	$147,371
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,225	$5,225
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$98,024	$222,055
Transfer from real estate under development to co-investments	$2,090	$1,853
Reclassifications (from) to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$(4,950)	$4,922
Debt assumed in connection with acquisition	$21,303	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	September 30, 2022	December 31, 2021
Real estate:
Rental properties:
Land and land improvements	$3,059,246	$3,032,678
Buildings and improvements	12,912,359	12,597,249
	15,971,605	15,629,927
Less: accumulated depreciation	(5,047,880)	(4,646,854)
	10,923,725	10,983,073
Real estate under development	23,752	111,562
Co-investments	1,145,345	1,177,802
	12,092,822	12,272,437
Cash and cash equivalents-unrestricted	42,711	48,420
Cash and cash equivalents-restricted	10,858	10,218
Marketable securities, net of allowance for credit losses of zero as of both September 30, 2022 and December 31, 2021	141,699	191,829
Notes and other receivables, net of allowance for credit losses of $0.8 million as of both September 30, 2022 and December 31, 2021 (includes related party receivables of $6.7 million and $176.9 million as of September 30, 2022 and December 31, 2021, respectively)	197,543	341,033
Operating lease right-of-use assets	66,531	68,972
Prepaid expenses and other assets	72,166	64,964
Total assets	$12,624,330	$12,997,873
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,312,131	$5,307,196
Mortgage notes payable, net	635,389	638,957
Lines of credit	219,481	341,257
Accounts payable and accrued liabilities	222,328	180,751
Construction payable	25,729	29,136
Distributions payable	149,685	143,213
Operating lease liabilities	68,043	70,675
Distributions in excess of investments in co-investments	38,394	35,545
Other liabilities	42,715	39,969
Total liabilities	6,713,895	6,786,699
Commitments and contingencies
Redeemable noncontrolling interest	29,238	34,666
Capital:
General Partner:
Common equity (64,753,312 and 65,248,393 units issued and outstanding, respectively)	5,652,663	5,999,155
	5,652,663	5,999,155
Limited Partners:
Common equity (2,272,496 and 2,282,464 units issued and outstanding, respectively)	49,717	56,502
Accumulated other comprehensive income (loss)	56,484	(1,804)
Total partners' capital	5,758,864	6,053,853
Noncontrolling interest	122,333	122,655
Total capital	5,881,197	6,176,508
Total liabilities and capital	$12,624,330	$12,997,873

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and other property	$406,862	$360,620	$1,183,318	$1,062,253
Management and other fees from affiliates	2,886	2,237	8,313	6,707
	409,748	362,857	1,191,631	1,068,960
Expenses:
Property operating, excluding real estate taxes	73,450	69,537	212,069	197,880
Real estate taxes	46,593	45,802	137,594	135,408
Corporate-level property management expenses	10,184	9,060	30,532	27,135
Depreciation and amortization	135,511	130,564	403,561	387,887
General and administrative	15,172	12,712	40,541	34,746
Expensed acquisition and investment related costs	230	108	248	164
	281,140	267,783	824,545	783,220
Gain on sale of real estate and land	—	42,897	—	142,993
Earnings from operations	128,608	137,971	367,086	428,733
Interest expense	(51,645)	(50,019)	(152,499)	(152,639)
Total return swap income	1,882	2,660	6,709	8,137
Interest and other (loss) income	(6,796)	11,998	(31,571)	48,756
Equity income from co-investments	10,985	25,433	23,756	60,692
Deferred tax (expense) benefit on unconsolidated co-investments	(1,755)	(3,041)	7,863	(5,391)
Loss on early retirement of debt, net	(2)	—	(2)	(18,982)
Gain on remeasurement of co-investment	17,423	—	17,423	2,260
Net income	98,700	125,002	238,765	371,566
Net income attributable to noncontrolling interest	(2,611)	(2,444)	(7,815)	(7,483)
Net income available to common unitholders	$96,089	$122,558	$230,950	$364,083
Comprehensive income	$124,797	$125,829	$297,053	$377,529
Comprehensive income attributable to noncontrolling interest	(2,611)	(2,444)	(7,815)	(7,483)
Comprehensive income attributable to controlling interest	$122,186	$123,385	$289,238	$370,046
Per unit data:
Basic:
Net income available to common unitholders	$1.43	$1.82	$3.42	$5.41
Weighted average number of common units outstanding during the period	67,333,077	67,336,164	67,476,168	67,307,259
Diluted:
Net income available to common unitholders	$1.43	$1.82	$3.42	$5.40
Weighted average number of common units outstanding during the period	67,341,189	67,435,459	67,503,403	67,368,956

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and nine months ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2022	Units	Amount	Units	Amount
Balances at June 30, 2022	65,124	$5,802,293	2,273	$51,233	$30,387	$122,672	$6,006,585
Net income	—	92,842	—	3,247	—	2,611	98,700
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	26,189	—	26,189
Change in fair value of marketable debt securities, net	—	—	—	—	(92)	—	(92)
Issuance of common units under:
General partner's stock based compensation, net	1	155	—	—	—	—	155
Sale of common stock by general partner, net	—	(107)	—	—	—	—	(107)
Equity based compensation costs	—	1,891	—	66	—	—	1,957
Retirement of common units, net	(372)	(97,121)	—	—	—	—	(97,121)
Changes in the redemption value of redeemable noncontrolling interest	—	3,195	—	172	—	360	3,727
Distributions to noncontrolling interest	—	—	—	—	—	(2,747)	(2,747)
Redemptions	—	(8,005)	(1)	—	—	(563)	(8,568)
Distributions declared ($2.20 per unit)	—	(142,480)	—	(5,001)	—	—	(147,481)
Balances at September 30, 2022	64,753	$5,652,663	2,272	$49,717	$56,484	$122,333	$5,881,197

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine months ended September 30, 2022	Units	Amount	Units	Amount
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	223,150	—	7,800	—	7,815	238,765
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	58,084	—	58,084
Change in fair value of marketable debt securities, net	—	—	—	—	204	—	204
Issuance of common units under:
General partner's stock based compensation, net	88	17,194	—	—	—	—	17,194
Sale of common stock by general partner, net	—	(314)	—	—	—	—	(314)
Equity based compensation costs	—	6,843	—	239	—	—	7,082
Retirement of common units, net	(591)	(157,951)	—	—	—	—	(157,951)
Changes in the redemption value of redeemable noncontrolling interest	—	4,246	—	294	—	410	4,950
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(7,965)	(7,965)
Redemptions	8	(10,128)	(10)	(94)	—	(707)	(10,929)
Distributions declared ($6.60 per unit)	—	(429,532)	—	(15,024)	—	—	(444,556)
Balances at September 30, 2022	64,753	$5,652,663	2,272	$49,717	$56,484	$122,333	$5,881,197

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three months ended September 30, 2021	Units	Amount	Units	Amount
Balances at June 30, 2021	65,004	$5,963,223	2,294	$56,950	$(6,167)	$122,697	$6,136,703
Net income	—	118,390	—	4,168	—	2,444	125,002
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	728	—	728
Change in fair value of marketable debt securities, net	—	—	—	—	99	—	99
Issuance of common units under:
General partner's stock based compensation, net	68	15,572	—	—	—	—	15,572
Sale of common stock by general partner, net	—	(118)	—	—	—	—	(118)
Equity based compensation costs	—	1,573	—	55	—	—	1,628
Changes in redemption value of redeemable noncontrolling interest	—	1,253	—	141	—	279	1,673
Distributions to noncontrolling interest	—	—	—	—	—	(2,488)	(2,488)
Redemptions	9	(5,651)	(12)	(160)	—	(278)	(6,089)
Distributions declared ($2.09 per unit)	—	(136,042)	—	(4,769)	—	—	(140,811)
Balances at September 30, 2021	65,081	$5,958,200	2,282	$56,385	$(5,340)	$122,654	$6,131,899

	General Partner		Limited Partners		Accumulated other comprehensive loss, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine months ended September 30, 2021	Units	Amount	Units	Amount
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	351,680	—	12,403	—	7,483	371,566
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,607	—	5,607
Change in fair value of marketable debt securities, net	—	—	—	—	356	—	356
Issuance of common units under:
General partner's stock based compensation, net	112	12,402	—	—	—	—	12,402
Sale of common stock by general partner, net	—	(202)	—	—	—	—	(202)
Equity based compensation costs	—	9,172	—	323	—	—	9,495
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	(5,499)	—	129	—	448	(4,922)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(7,756)	(7,756)
Redemptions	10	(7,518)	(13)	(296)	—	(593)	(8,407)
Distributions declared ($6.27 per unit)	—	(407,802)	—	(14,358)	—	—	(422,160)
Balances at September 30, 2021	65,081	$5,958,200	2,282	$56,385	$(5,340)	$122,654	$6,131,899

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$238,765	$371,566
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	5,529	8,734
Depreciation and amortization	403,561	387,887
Amortization of discount and debt financing costs, net	4,916	7,987
Gain on sale of marketable securities	(12,430)	(2,499)
Income from early redemption of notes receivable	—	(4,747)
Provision for credit losses	64	(110)
Unrealized losses (gains) on equity securities recognized through income	63,556	(23,772)
Earnings from co-investments	(23,756)	(60,692)
Operating distributions from co-investments	86,854	78,360
Accrued interest from notes and other receivables	(10,748)	(12,253)
Gain on the sale of real estate and land	—	(142,993)
Equity-based compensation	6,589	5,399
Loss on early retirement of debt, net	2	18,982
Gain on remeasurement of co-investment	(17,423)	(2,260)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	15,406	2,470
Accounts payable, accrued liabilities, and operating lease liabilities	38,948	62,699
Other liabilities	8,902	5,119
Net cash provided by operating activities	808,735	699,877
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(21,759)	(105,469)
Redevelopment	(67,974)	(39,092)
Development acquisitions of and additions to real estate under development	(22,754)	(45,381)
Capital expenditures on rental properties	(107,105)	(81,063)
Investments in notes receivable	(160,013)	(102,012)
Collections of notes and other receivables	303,088	88,744
Proceeds from insurance for property losses	4,325	591
Proceeds from dispositions of real estate	—	297,454
Contributions to co-investments	(159,461)	(223,175)
Changes in refundable deposits	(16,318)	(8,356)
Purchases of marketable securities	(12,760)	(23,740)
Sales and maturities of marketable securities	30,025	14,995
Non-operating distributions from co-investments	161,324	131,297
Net cash used in investing activities	(69,382)	(95,207)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	745,505
Payments on unsecured debt and mortgage notes	(24,103)	(952,608)
Proceeds from lines of credit	1,053,663	601,435
Repayments of lines of credit	(1,175,440)	(558,773)
Retirement of common units	(157,951)	(9,172)

	Nine Months Ended September 30,
	2022	2021
Additions to deferred charges	(140)	(8,237)
Payments related to debt prepayment penalties	—	(18,342)
Net proceeds from issuance of common units	(314)	(202)
Net proceeds from stock options exercised	19,410	17,847
Payments related to tax withholding for share-based compensation	(2,216)	(5,445)
Contributions from noncontrolling interest	125	1,900
Distributions to noncontrolling interest	(6,380)	(6,323)
Redemption of noncontrolling interests	(10,929)	(8,407)
Redemption of redeemable noncontrolling interests	(478)	(4,463)
Common units distributions paid	(439,669)	(422,474)
Net cash used in financing activities	(744,422)	(627,759)
Net decrease in unrestricted and restricted cash and cash equivalents	(5,069)	(23,089)
Unrestricted and restricted cash and cash equivalents at beginning of period	58,638	84,041
Unrestricted and restricted cash and cash equivalents at end of period	$53,569	$60,952

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $1.9 million and $5.0 million capitalized in 2022 and 2021, respectively)	$149,970	$147,371
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,225	$5,225
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$98,024	$222,055
Transfer from real estate under development to co-investments	$2,090	$1,853
Reclassifications (from) to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$(4,950)	$4,922
Debt assumed in connection with acquisition	$21,303	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both September 30, 2022 and December 31, 2021. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,272,496 and 2,282,464 as of September 30, 2022 and December 31, 2021, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $550.5 million and $804.0 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company owned or had ownership interests in 253 operating apartment communities, comprising 62,397 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
September 30, 2022 and 2021
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

Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of September 30, 2022 and December 31, 2021, $0.2 million and $0.8 million, respectively, of equity securities presented within common stock and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of September 30, 2022 and December 31, 2021, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, and investment-grade unsecured debt.

As of September 30, 2022 and December 31, 2021, marketable securities consisted of the following ($ in thousands):

	September 30, 2022
	Cost	Gross Unrealized (Loss) Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$63,681	$(11,582)	$52,099
Common stock, preferred stock, and stock funds	90,890	(2,884)	88,006

Debt securities:
Available for sale
Investment-grade unsecured debt	1,049	545	1,594
Total - Marketable securities	$155,620	$(13,921)	$141,699

	December 31, 2021
	Cost	Gross Unrealized (Loss) Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$62,192	$(502)	$61,690
Common stock and stock funds	79,155	49,592	128,747

Debt securities:
Available for sale
Investment-grade unsecured debt	1,051	341	1,392
Total - Marketable securities	$142,398	$49,431	$191,829

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended September 30, 2022 and 2021, the proceeds from sales and maturities of marketable securities totaled zero and $0.1 million, respectively, which resulted in zero realized gains or losses, for both periods. For the nine months ended September 30, 2022 and 2021, the proceeds from sales and maturities of marketable securities totaled $30.0 million and $15.0 million, respectively, which resulted in $12.4 million and $2.5 million in realized gains, respectively, for such periods.

For the three and nine months ended September 30, 2022, the portion of equity security unrealized losses that were recognized in income totaled $17.1 million and $63.6 million, respectively, and were included in interest and other (loss) income on the Company's condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2021, the portion of equity security unrealized gains that were recognized in income totaled $7.1 million and $23.8 million, respectively, and were included in interest and other (loss) income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of September 30, 2022 and December 31, 2021. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $938.4 million and $327.7 million, respectively, as of September 30, 2022 and $909.3 million and $320.1 million, respectively, as of December 31, 2021. Noncontrolling interests in these entities were $122.1 million and $122.4 million as of September 30, 2022 and December 31, 2021, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2022 and December 31, 2021, the Company did not have any VIEs of which it was not the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2022 and December 31, 2021, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.7 billion as of both, September 30, 2022 and December 31, 2021 was approximately $5.2 billion and $6.0 billion, respectively. Management has estimated that the fair value of the Company’s $442.6 million and $564.9 million of variable rate debt at September 30, 2022 and December 31, 2021, respectively, was approximately $439.9 million and $561.7 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2022 and December 31, 2021 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of September 30, 2022 and December 31, 2021.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $4.5 million and $5.6 million during the three months ended September 30, 2022 and 2021, respectively, and $15.7 million and $17.5 million, for the nine months ended September 30, 2022 and 2021, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

Co-investments

The Company owns investments in joint ventures in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with U.S. GAAP. Therefore, the Company accounts for co-investments using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company's equity in earnings, less distributions received and the Company's share of losses. The significant accounting policies of the Company’s co-investment entities are consistent with those of the Company in all material respects.

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

Changes in Accumulated Other Comprehensive Income (Loss), Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2021	$(5,912)	$360	$(5,552)
Other comprehensive income before reclassification	56,109	197	56,306
Amounts reclassified from accumulated other comprehensive loss	15	—	15
Other comprehensive income	56,124	197	56,321
Balance at September 30, 2022	$50,212	$557	$50,769

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2021	$(2,176)	$372	$(1,804)
Other comprehensive income before reclassification	58,069	204	58,273
Amounts reclassified from accumulated other comprehensive loss	15	—	15
Other comprehensive income	58,084	204	58,288
Balance at September 30, 2022	$55,908	$576	$56,484

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
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

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $29.2 million and $34.7 million as of September 30, 2022 and December 31, 2021, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes to the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2022 is as follows ($ in thousands):

Balance at December 31, 2021	$34,666
Reclassification due to change in redemption value and other	(4,950)
Redemptions	(478)
Balance at September 30, 2022	$29,238

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents - unrestricted	$42,711	$48,420	$49,910	$73,629
Cash and cash equivalents - restricted	10,858	10,218	11,042	10,412
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$53,569	$58,638	$60,952	$84,041

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

(2) Significant Transactions During the Nine Months Ended September 30, 2022 and Subsequent Events

Significant Transactions

Acquisitions

In July 2022, the Company purchased its joint venture partner's 49.8% minority interest in two apartment communities, consisting of 211 apartment houses located in Los Angeles, CA, for a contract price of $32.9 million. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $17.4 million upon consolidation.

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

Preferred Equity Investments

In the third quarter of 2022, the Company funded four preferred equity investments, including one with a related party, totaling $55.4 million. The investments have a weighted average return of 9.5% and are scheduled to mature between January 2026 and September 2032. See Note 6, Related Party Transactions, for additional details.

In September 2022, the Company received cash of $8.4 million for the partial redemption of a preferred equity investment in a joint venture that holds property located in Northern California.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

Notes Receivable

In August 2022, the Company funded a $10.0 million loan to an unrelated developer in connection with a site to build a multifamily community located in Washington, with an interest rate of 12.0% and a scheduled maturity date in August 2024 with options to extend for up to six months.

In January 2022, the Company provided a $100.7 million related party bridge loan to Wesco VI in connection with the acquisition of Vela. The note receivable accrued interest at 2.64% and was paid off in January 2022. Additionally, the Company received cash of $121.3 million in January 2022 for the payoff of the remaining related party bridge loans to Wesco VI. See Note 6, Related Party Transactions, for additional details.

In January 2022, the Company received cash of $48.5 million, for the payoff of the related party bridge loan to a single asset entity owning an apartment home community in Vista, CA. See Note 6, Related Party Transactions, for additional details.

In February 2022, the Company provided a $32.8 million related party bridge loan to BEX II in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 1.35% and was scheduled to mature in March 2022, but was subsequently paid off in April 2022. See Note 6, Related Party Transactions, for additional details.

Common Stock

During the three months ended June 30, 2022, the Company repurchased and retired 218,960 shares of the Company's common stock totaling $60.8 million, including commissions, at an average price of $277.81 per share, such that as of June 30, 2022, the Company had $153.6 million of purchase authority remaining under its $250.0 million repurchase plan. In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the three months ended September 30, 2022, the Company repurchased and retired 100,487 shares totaling $27.2 million under the previous stock repurchase plan prior to its termination and 271,397 shares totaling $69.9 million under the new stock repurchase plan, for a total of 371,884 shares totaling $97.1 million, including commissions, at an average price of $261.16 per share. As of September 30, 2022, the Company had $430.1 million of purchase authority remaining under its new $500.0 million repurchase plan.

Subsequent Events

In October 2022, the Company committed to fund a $32.1 million mezzanine loan in a multifamily development community located in Northern California, with an initial 11.3% interest rate and an initial maturity date of October 2027, with options to extend for up to two years.

In October 2022, the Company obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%. The loan has been swapped to an all-in fixed rate of 4.2% and matures in October 2024 with three 12-month extension options, exercisable at the Company’s option. The loan includes a six-month delayed draw feature.

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income	$401,467	$355,591	$1,166,670	$1,046,218
Other property	5,395	5,029	16,648	16,035
Management and other fees from affiliates	2,886	2,237	8,313	6,707
Total revenues	$409,748	$362,857	$1,191,631	$1,068,960

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Southern California	$168,883	$150,807	$490,363	$434,926
Northern California	163,157	145,807	476,245	435,883
Seattle Metro	69,054	60,280	200,964	178,180
Other real estate assets (1)	5,768	3,726	15,746	13,264
Total rental and other property revenues	$406,862	$360,620	$1,183,318	$1,062,253

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Same-property (1)	$380,562	$341,744	$1,110,166	$1,007,402
Acquisitions (2)	2,570	1,004	6,070	1,323
Development (3)	11,327	8,055	31,938	22,485
Redevelopment	1,422	1,533	4,348	4,671
Non-residential/other, net (4)	12,413	11,320	38,079	35,722
Straight line rent concession (5)	(1,432)	(3,036)	(7,283)	(9,350)
Total rental and other property revenues	$406,862	$360,620	$1,183,318	$1,062,253

(1) Properties that have comparable stabilized results as of January 1, 2021 and are consolidated by the Company for the three and nine months ended September 30, 2022 and 2021. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $1.9 million and $2.4 million as of September 30, 2022 and December 31, 2021, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2022 that was included in the December 31, 2021 deferred revenue balance was $0.5 million, which was included in interest and other (loss) income within the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of September 30, 2022, the Company had $1.9 million of remaining performance obligations. The Company expects to recognize approximately 11% of these remaining performance obligations in 2022, and an additional 72% through 2024, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments, including BEXAEW, LLC ("BEXAEW"), BEX II, LLC ("BEX II"), BEX IV, LLC (""BEX IV"), 500 Folsom, Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, Wesco V, LLC ("Wesco V"), and Wesco VI, own, operate, and develop apartment communities. The carrying values of the Company's co-investments as of September 30, 2022 and December 31, 2021 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	September 30, 2022	December 31, 2021
Ownership interest in:
Wesco I (2), Wesco III, Wesco IV, Wesco V, and Wesco VI	54%	$184,918	$168,198
BEXAEW, BEX II, BEX IV, and 500 Folsom	50%	241,552	270,550
Other (3)	52%	82,918	126,503
Total operating and other co-investments, net		509,388	565,251
Total development co-investments	51%	12,939	11,076
Total preferred interest co-investments (includes related party investments of $85.5 million and $71.1 million as of September 30, 2022 and December 31, 2021, respectively)		584,624	565,930
Total co-investments, net		$1,106,951	$1,142,257

(1) Weighted average Company ownership percentages are as of September 30, 2022.
(2) As of September 30, 2022, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $37.9 million due to distributions in excess of the Company's investment.
(3) As of September 30, 2022, the Company's investments in Expo and Century Towers were classified as a liability of $0.5 million due to distributions received in excess of the Company's investment. The weighted average Company ownership percentage excludes the Company's investments in non-core technology co-investments which are carried at fair value.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	September 30, 2022	December 31, 2021
Combined balance sheets: (1)
Rental properties and real estate under development	$4,755,419	$4,603,465
Other assets	328,845	278,411
Total assets	$5,084,264	$4,881,876
Debt	$3,333,381	$3,046,765
Other liabilities	182,941	200,129
Equity	1,567,942	1,634,982
Total liabilities and equity	$5,084,264	$4,881,876
Company's share of equity	$1,106,951	$1,142,257

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Combined statements of income: (1)
Property revenues	$94,791	$71,195	$272,967	$211,359
Property operating expenses	(36,950)	(27,588)	(102,252)	(81,932)
Net operating income	57,841	43,607	170,715	129,427
Interest expense	(27,507)	(15,347)	(67,588)	(48,012)
General and administrative	(5,028)	(3,331)	(15,387)	(11,641)
Depreciation and amortization	(42,200)	(32,290)	(120,388)	(96,812)
Net loss	$(16,894)	$(7,361)	$(32,648)	$(27,038)
Company's share of net income (2)	$10,985	$25,433	$23,756	$60,692
(1) Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $1.8 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $7.0 million for the nine months ended September 30, 2022 and 2021, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Notes receivable, secured, weighted average interest rate of 10.10% as of September 30, 2022 and 10.50% as of December 31, 2021, due February 2023 (Originated March 2020)	$18,465	$17,051
Note receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020)	89,629	87,365
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	32,492	29,729
Related party note receivable, secured, bearing interest at 2.15%, due March 2022 (Originated September 2021) (1)	—	29,314
Related party note receivable, secured, bearing interest at 2.30%, due April 2022 (Originated October 2021) (2)	—	30,399
Note receivable, secured, bearing interest at 11.00%, due October 2025 (Originated October 2021)	12,877	—
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (3)	—	62,058
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (4)	—	48,562
Note receivable, secured, bearing interest at 12.00%, due August 2024 (Originated August 2022)	10,024	—
Notes and other receivables from affiliates (5)	6,729	6,556
Straight line rent receivables (6)	9,971	15,523
Other receivables	18,116	15,232
Allowance for credit losses	(760)	(756)
Total notes and other receivables	$197,543	$341,033

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
September 30, 2022 and 2021
(Unaudited)

(4) In January 2022, the Company received cash of $48.4 million to payoff the principal of this note receivable.
(5) These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2022 and December 31, 2021, respectively. See Note 6, Related Party Transactions, for additional details.
(6) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2021	$671	$85	$756
Provision for credit losses	89	(85)	4
Balance at September 30, 2022	$760	$—	$760

No loans were placed on nonaccrual status or charged off during the nine months ended September 30, 2022 or 2021.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.7 million and $2.7 million during the three months ended September 30, 2022 and 2021, respectively, and $10.3 million and $7.5 million during the nine months ended September 30, 2022 and 2021, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.9 million and $0.5 million against general and administrative expenses for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three and nine months ended September 30, 2022 and 2021, the Company did not pay brokerage commissions related to real estate transactions to MMC and its affiliates.

In August 2022, the Company funded an $11.2 million preferred equity investment in an entity whose sponsor includes an affiliate of MMC. The entity owns three multifamily communities located in Azusa, CA. The investment initially accrues interest based on a 9.5% preferred return and is scheduled to mature in August 2027.

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
September 30, 2022 and 2021
(Unaudited)

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

In September 2021, the Company provided a $29.2 million related party bridge loan to Wesco VI in connection with the acquisition of Martha Lake Apartments. The note receivable accrued interest at 2.15% and was scheduled to mature in December 2021. In December 2021, the maturity date of the note receivable was extended to March 2022, and in January 2022, the note receivable was paid off. The bridge loan is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

In March 2021, the Company provided a $52.5 million related party bridge loan to Wesco I in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable accrued interest at 2.55% and was paid off in July 2021.

In June 2019, the Company acquired Brio, a 300-unit apartment home community located in Walnut Creek, CA. The Company issued DownREIT units to an affiliate of MMC, based on a contract price of $164.9 million. The property was encumbered by $98.7 million of mortgage debt which was assumed by the Company at the time of acquisition. As a result of this transaction, the Company consolidated the property based on a VIE analysis performed by the Company.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment, and the maturity of the remaining commitment was extended to December 2028. As of September 30, 2022, the Company had a remaining commitment of $13.0 million and continues to accrue interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

In March 2017, the Company converted its existing $15.3 million preferred equity investment in Sage at Cupertino, a 230-unit apartment home community located in San Jose, CA, into a 40.5% common equity ownership interest in the property. The Company issued DownREIT units to the other members, including an MMC affiliate, based on an estimated property valuation of $90.0 million. At the time of the conversion, the property was encumbered by $52.0 million of mortgage debt. As a result of this transaction, the Company consolidates the property based on a consolidation analysis performed by the Company.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of September 30, 2022 and December 31, 2021, $6.7 million and $6.6 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	September 30, 2022	December 31, 2021	Weighted Average Maturity In Years as of September 30, 2022
Unsecured debt, net (1)	$5,312,131	$5,307,196	7.9
Lines of credit (2)	219,481	341,257
Mortgage notes payable, net (3)	635,389	638,957	7.7
Total debt, net	$6,167,001	$6,287,410
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.3%
Weighted average interest rate on lines of credit	3.1%	1.0%
Weighted average interest rate on mortgage notes payable	3.1%	2.7%

(1) Unsecured debt, net, consists of fixed rate public bond offerings which includes unamortized discount, net of premiums, of $8.4 million and $9.9 million and unamortized debt issuance costs of $29.5 million and $32.9 million, as of September 30, 2022 and December 31, 2021, respectively.
(2) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of September 30, 2022, excludes unamortized debt issuance costs of $5.4 million and $4.4 million as of September 30, 2022 and December 31, 2021, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2022, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate ("Adjusted SOFR") plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of January 2027 with two six-month extensions, exercisable at the Company’s option.
As of September 30, 2022, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of July 2024.
(3) Includes total unamortized premium, net of discounts of $1.5 million and $2.5 million, reduced by unamortized debt issuance costs of $1.2 million and $1.5 million, as of September 30, 2022 and December 31, 2021, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of September 30, 2022 are as follows ($ in thousands):

Remaining in 2022	$40,439
2023	302,945
2024	403,109
2025	633,054
2026	549,405
Thereafter	4,056,224
Total	$5,985,176

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
September 30, 2022 and 2021
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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Southern California	$168,883	$150,807	$490,363	$434,926
Northern California	163,157	145,807	476,245	435,883
Seattle Metro	69,054	60,280	200,964	178,180
Other real estate assets	5,768	3,726	15,746	13,264
Total property revenues	$406,862	$360,620	$1,183,318	$1,062,253
Net operating income:
Southern California	$119,655	$103,656	$347,535	$300,766
Northern California	113,401	98,944	331,466	299,494
Seattle Metro	48,816	39,875	141,380	119,044
Other real estate assets	4,947	2,806	13,274	9,661
Total net operating income	286,819	245,281	833,655	728,965
Management and other fees from affiliates	2,886	2,237	8,313	6,707
Corporate-level property management expenses	(10,184)	(9,060)	(30,532)	(27,135)
Depreciation and amortization	(135,511)	(130,564)	(403,561)	(387,887)
General and administrative	(15,172)	(12,712)	(40,541)	(34,746)
Expensed acquisition and investment related costs	(230)	(108)	(248)	(164)
Gain on sale of real estate and land	—	42,897	—	142,993
Interest expense	(51,645)	(50,019)	(152,499)	(152,639)
Total return swap income	1,882	2,660	6,709	8,137
Interest and other (loss) income	(6,796)	11,998	(31,571)	48,756
Equity income from co-investments	10,985	25,433	23,756	60,692
Deferred tax (expense) benefit on unconsolidated co-investments	(1,755)	(3,041)	7,863	(5,391)
Loss on early retirement of debt, net	(2)	—	(2)	(18,982)
Gain on remeasurement of co-investment	17,423	—	17,423	2,260
Net income	$98,700	$125,002	$238,765	$371,566

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Assets:
Southern California	$3,993,289	$4,018,839
Northern California	5,444,582	5,460,701
Seattle Metro	1,381,428	1,407,033
Other real estate assets	104,426	96,500
Net reportable operating segment - real estate assets	10,923,725	10,983,073
Real estate under development	23,752	111,562
Co-investments	1,145,345	1,177,802
Cash and cash equivalents, including restricted cash	53,569	58,638
Marketable securities	141,699	191,829
Notes and other receivables	197,543	341,033
Operating lease right-of-use assets	66,531	68,972
Prepaid expenses and other assets	72,166	64,964
Total assets	$12,624,330	$12,997,873

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$92,842	65,059,678	$1.43	$118,390	65,048,486	$1.82
Effect of Dilutive Securities:
Stock options	—	8,112		—	99,295
Diluted:
Net income available to common stockholders	$92,842	65,067,790	$1.43	$118,390	65,147,781	$1.82

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$223,150	65,198,532	$3.42	$351,680	65,013,477	$5.41
Effect of Dilutive Securities:
Stock options	—	27,235		—	61,697
Diluted:
Net income available to common stockholders	$223,150	65,225,767	$3.42	$351,680	65,075,174	$5.40

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,273,399 and 2,287,678, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended September 30, 2022 and 2021, respectively, and 2,277,636 and 2,291,725 for the nine months ended September 30, 2022 and 2021, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.2 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $7.8 million and $12.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock options of 271,018 and zero for the three months ended September 30, 2022 and 2021, respectively, and 230,326 and 116,380 for the nine months ended September 30, 2022 and 2021, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$96,089	67,333,077	$1.43	$122,558	67,336,164	$1.82
Effect of Dilutive Securities:
Stock options	—	8,112		—	99,295
Diluted:
Net income available to common unitholders	$96,089	67,341,189	$1.43	$122,558	67,435,459	$1.82

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$230,950	67,476,168	$3.42	$364,083	67,307,259	$5.41
Effect of Dilutive Securities:
Stock options	—	27,235		—	61,697
Diluted:
Net income available to common unitholders	$230,950	67,503,403	$3.42	$364,083	67,368,956	$5.40

Stock options of 271,018 and zero for the three months ended September 30, 2022 and 2021, respectively, and 230,326 and 116,380 for the nine months ended September 30, 2022 and 2021, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2022, the Company had entered into an interest rate swap contract which effectively fixed the interest rate on future draw downs on the unsecured term loan at 4.2% of which nothing has been drawn as of September 30, 2022. These derivatives qualify for hedge accounting.

As of September 30, 2022 and December 31, 2021, the aggregate carrying value of the interest rate swap contracts were an asset of $6.2 million and a liability of zero, respectively. As of September 30, 2022 and December 31, 2021, the swap contracts were presented in the consolidated balance sheets as an asset of $6.2 million and a liability of zero, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets.

As of December 31, 2021, the Company had no interest rate swap contracts.

The Company has four total return swap contracts, with an aggregate notional amount of $223.8 million, that effectively convert $223.8 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of its total return swaps, with $223.8 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both September 30, 2022 and December 31, 2021. These total return swaps are scheduled to mature between November 2022 and December 2024. The realized gains of $1.9 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $6.7 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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
September 30, 2022 and 2021
(Unaudited)

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2022, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of September 30, 2022, the Company owned or had ownership interests in 253 operating apartment communities, comprising 62,397 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

As of September 30, 2022, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development, and various predevelopment projects aggregating 264 apartment homes, with total incurred costs of $97.0 million, and estimated remaining project costs of approximately $29.0 million, $14.8 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $126.0 million.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2022		As of September 30, 2021
	Apartment Homes	%	Apartment Homes	%
Southern California	22,401	43%	22,190	43%
Northern California	19,230	37%	19,123	37%
Seattle Metro	10,341	20%	10,218	20%
Total	51,972	100%	51,531	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEXAEW, BEX II, BEX IV and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Market Considerations, including the COVID-19 Pandemic

Though diminishing, the COVID-19 pandemic and its related variants continue to impact the U.S. and world economies. In an effort to mitigate its impact on affected populations, federal, state and local jurisdictions implemented varying forms of requirements which may continue to negatively affect profitability. While the California eviction moratorium sunsetted during the third quarter of 2021, other state and local eviction moratoriums and laws that limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes continue to be in effect in various formats at various regions in which our communities are located, impacting the Company and its properties. The Company continues to work to comply with the stated intent of local, county, state and federal laws.

While COVID-19’s impact begins to dissipate, geopolitical tensions between Russian and Ukraine increased uncertainty during 2022. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

The long-term impact of these developments will largely depend on new information which may emerge concerning the severity of COVID-19 and related variants, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended September 30, 2022 and 2021) have generally remained higher than the pre-pandemic historical range of 0.3% to 0.4% since the second quarter of 2020. Cash delinquencies remained elevated at 1.5% for the three months ended September 30, 2021 but decreased slightly to 1.4% for the three months ended September 30, 2022, however, current tenant delinquencies remain above pre-pandemic levels. The Company continues to work with residents to collect such cash delinquencies. As of September 30, 2022, delinquencies have not had a material adverse impact on the Company's liquidity position. The Company's average financial occupancy for the Company’s Same-Property portfolio slightly decreased from 96.4% for the three months ended September 30, 2021 to 96.0% for the three months ended September 30, 2022.

The COVID-19 pandemic has not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the three months ended September 30, 2022 discussed in the "Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.0% and 96.4% for the three months ended September 30, 2022 and 2021, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
	2022	2021
Southern California	96.2%	97.1%
Northern California	96.0%	95.9%
Seattle Metro	95.4%	95.8%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2022	2021	Change	Change
Same-Property Revenues:
Southern California	21,256	$161,479	$145,253	$16,226	11.2%
Northern California	17,895	150,768	136,211	14,557	10.7%
Seattle Metro	10,218	68,315	60,280	8,035	13.3%
Total Same-Property Revenues	49,369	380,562	341,744	38,818	11.4%
Non-Same Property Revenues		26,300	18,876	7,424	39.3%
Total Property Revenues		$406,862	$360,620	$46,242	12.8%

Same-Property Revenues increased by $38.8 million or 11.4% to $380.6 million in the third quarter of 2022 from $341.7 million in the third quarter of 2021. The increase was primarily attributable to an increase of 8.9% in average rental rates from $2,328 in the third quarter of 2021 to $2,535 in the third quarter of 2022 and 2.5% of the increase was attributable to a decrease in cash concessions in the third quarter of 2022 compared to the third quarter of 2021.

Non-Same Property Revenues increased by $7.4 million or 39.3% to $26.3 million in the third quarter of 2022 from $18.9 million in the third quarter of 2021. The increase was primarily due to the acquisition of Canvas in 2021, acquisitions of Regency Palm Court and Windsor Court in 2022, and an increase in average rental rates.

Management and other fees from affiliates increased by $0.7 million or 31.8% to $2.9 million in the third quarter of 2022 from $2.2 million in the third quarter of 2021. The increase was primarily due to the addition of Martha Lake Apartments, Monterra in Mill Creek, The Rexford, and Silver communities to the Company's joint venture portfolio in 2021 and Vela in 2022.

Property operating expenses, excluding real estate taxes increased by $4.0 million or 5.8% to $73.5 million for the third quarter of 2022 compared to $69.5 million for the third quarter of 2021, primarily due to increases of $1.9 million in maintenance and repairs expenses, $1.7 million in utilities expenses, and $0.3 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $3.0 million or 4.5% to $69.8 million in the third quarter of 2022 compared to $66.8 million in the third quarter of 2021, primarily due to increases of $1.6 million in maintenance and repairs expenses and $1.3 million in utilities expenses.

Real estate taxes increased by $0.8 million or 1.7% to $46.6 million for the third quarter of 2022 compared to $45.8 million for the third quarter of 2021, primarily due to real estate taxes from the completion of development properties Wallace on Sunset in 2021 and Station Park Green (Phase IV) in 2022, as well as the acquisitions of Regency Palm Court and Windsor Court in the third quarter of 2022. Same-Property real estate taxes remained consistent at $41.6 million in the third quarter of 2022 and 2021.

Corporate-level property management expenses increased by $1.1 million or 12.1% to $10.2 million for the third quarter of 2022 compared to $9.1 million for the third quarter of 2021 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $4.9 million or 3.8% to $135.5 million for the third quarter of 2022 compared to $130.6 million for the third quarter of 2021, primarily due to an increase in depreciation expense from the completion of development properties Wallace on Sunset in 2021 and Station Park Green (Phase IV) in 2022, as well as the acquisition of Canvas in 2021, and the purchase of the Company's joint venture partners's 49.8% interest in Essex JV LLC co-investment that owned Regency Palm Court and Windsor Court, in 2022.

Interest expense increased by $1.6 million or 3.2% to $51.6 million for the third quarter of 2022 compared to $50.0 million for the third quarter of 2021, primarily due to an increase in borrowing on the Company's unsecured lines of credit which resulted in an increase in interest expense of $1.0 million for the third quarter of 2022. Additionally, there was an $0.9 million decrease in capitalized interest in the third quarter of 2022, due to a decrease in development activity as compared to the same period in 2021. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the third quarter of 2021, which resulted in a decrease in interest expense of $0.3 million for the third quarter of 2022.

Total return swap income of $1.9 million in the third quarter of 2022 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $223.8 million.

Interest and other (loss) income decreased by $18.8 million or 156.7% to a loss of $6.8 million for the third quarter of 2022 compared to an income of $12.0 million for the third quarter of 2021, primarily due to unrealized losses resulting from a decrease in the fair value of marketable securities.

Equity income from co-investments decreased by $14.4 million or 56.7% to $11.0 million for the third quarter of 2022 compared to $25.4 million for the third quarter of 2021, primarily due to decreases of $12.4 million in equity income from non-core co-investments and $1.3 million in income from preferred equity investments.

Deferred tax expense on unconsolidated co-investments of $1.8 million for the third quarter of 2022 is primarily due to net realized gains on deemed sales from non-core unconsolidated co-investments.

Gain on remeasurement of co-investment of $17.4 million for the third quarter of 2022 resulted from the Company's purchase of its joint venture partner’s 49.8% membership interest in Essex JV, LLC co-investment that owned Regency Palm Court and Windsor Court.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The Company's average financial occupancy for its stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the nine months ended September 30, 2022 and 2021) was 96.1% and 96.6% for the nine months ended September 30, 2022 and 2021, respectively.

The regional breakdown of the Company's Same-Property portfolio for financial occupancy for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
Southern California	96.1%	96.9%
Northern California	96.3%	96.3%
Seattle Metro	95.9%	96.4%

	Number of Apartment	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2022	2021	Change	Change
Same-Property Revenues:
Southern California	21,256	$470,246	$421,791	$48,455	11.5%
Northern California	17,895	440,968	407,431	33,537	8.2%
Seattle Metro	10,218	198,952	178,180	20,772	11.7%
Total Same-Property Revenues	49,369	1,110,166	1,007,402	102,764	10.2%
Non-Same Property Revenues		73,152	54,851	18,301	33.4%
Total Property Revenues		$1,183,318	$1,062,253	$121,065	11.4%

Same-Property Revenues increased by $102.8 million or 10.2% to $1.1 billion in the nine months ended September 30, 2022 from $1.0 billion in the nine months ended September 30, 2021. The increase was primarily attributable to an increase of 6.8% in average rental rates from $2,308 per apartment home in the nine months ended September 30, 2021 to $2,466 per apartment home in the nine months ended September 30, 2022 and 2.7% of the increase was attributable to a decrease in cash concessions in 2022 compared to the prior year.

Non-Same Property Revenues increased by $18.3 million or 33.4% to $73.2 million in the nine months ended September 30, 2022 from $54.9 million in the nine months ended September 30, 2021. The increase was primarily due to the acquisitions of The Village at Toluca Lake and Canvas in 2021, acquisitions of Regency Palm Court and Windsor Court in 2022, and an increase in average rental rates.

Management and other fees from affiliates increased by $1.6 million or 23.9% to $8.3 million in the nine months ended September 30, 2022 from $6.7 million in the nine months ended September 30, 2021. The increase was primarily due to the addition of Martha Lake Apartments, Monterra in Mill Creek, The Rexford, and Silver communities to the Company's joint venture portfolio in 2021 and Vela in 2022, partially offset by the Company's purchases of BEX III, LLC's 50.0% interest in The Village at Toluca Lake in 2021, and its joint venture partner's 49.8% interest in Essex JV LLC co-investment that owned Regency Palm Court and Windsor Court, in 2022.

Property operating expenses, excluding real estate taxes increased by $14.2 million or 7.2% to $212.1 million for the nine months ended September 30, 2022 compared to $197.9 million for the nine months ended September 30, 2021, primarily due to increases of $6.3 million in utilities expenses, $6.2 million in maintenance and repairs expenses, and $1.6 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $11.9 million or 6.3% to $202.1 million in the nine months ended September 30, 2022 compared to $190.2 million in the nine months ended September 30, 2021, primarily due to increases of $5.5 million in maintenance and repairs expenses, $5.4 million in utilities expenses, and $0.7 million in administrative expenses.

Real estate taxes increased by $2.2 million or 1.6% to $137.6 million for the nine months ended September 30, 2022 compared to $135.4 million for the nine months ended September 30, 2021, primarily due to real estate taxes from the completion of development properties Wallace on Sunset in 2021 and Station Park Green (Phase IV) in 2022, as well as the acquisitions of The Village at Toluca Lake, Canvas, and 7 S Linden Commercial properties during 2021. Same-Property real estate taxes decreased by $0.1 million or 0.1% to $123.4 million in the nine months ended September 30, 2022 compared to $123.5 million in the nine months ended September 30, 2021, primarily due to a decrease in assessed valuations and tax rates in the Seattle metro region.

Corporate-level property management expenses increased by $3.4 million or 12.5% to $30.5 million for the nine months ended September 30, 2022 compared to $27.1 million for the nine months ended September 30, 2021 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $15.7 million or 4.0% to $403.6 million for the nine months ended September 30, 2022 compared to $387.9 million for the nine months ended September 30, 2021, primarily due to an increase in depreciation expense from the completion of development properties Mylo, Wallace on Sunset in 2021, and Station Park Green (Phase IV) in 2022, as well as the acquisitions of The Village at Toluca Lake and Canvas during 2021, and Regency Palm Court and Windsor Court in 2022.

Interest expense decreased by $0.1 million or 0.1% to $152.5 million for the nine months ended September 30, 2022 compared to $152.6 million for the nine months ended September 30, 2021, primarily due to various debt that was paid off, matured, or regular principal payments during and after the third quarter of 2021, which resulted in a decrease in interest expense of $9.7 million from the third quarter of 2021. These decreases in interest expense were partially offset by the issuance of new senior unsecured notes which resulted in an increase of $6.5 million interest expense for the nine months ended September 30, 2022. Additionally, there was a $3.1 million decrease in capitalized interest in the nine months ended September 30, 2022, due to a decrease in development activity as compared to the same period in 2021.

Total return swap income of $6.7 million for the nine months ended September 30, 2022 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $223.8 million.

Interest and other (loss) income decreased by $80.4 million or 164.8% to a loss of $31.6 million for the nine months ended September 30, 2022 compared to an income of $48.8 million for the nine months ended September 30, 2021, primarily due to unrealized losses resulting from a decrease in the fair value of marketable securities.

Equity income from co-investments decreased by $36.9 million or 60.8% to $23.8 million for the nine months ended September 30, 2022 compared to $60.7 million for the nine months ended September 30, 2021, primarily due to decreases of $50.4 million in equity income from non-core co-investments and $3.4 million in income from preferred equity investments including income from early redemptions. The decreases were partially offset by an increase of $17.1 million in co-investment promote income.

Deferred tax benefit on unconsolidated co-investment of $7.9 million for the nine months ended September 30, 2022 is primarily due to net unrealized losses of $46.3 million from non-core unconsolidated co-investments.

Gain on remeasurement of co-investment of $17.4 million for the nine months ended September 30, 2022 resulted from the Company's purchase of its joint venture partner’s 49.8% membership interest in Essex JV, LLC co-investment that owned Regency Palm Court and Windsor Court.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $42.7 million of unrestricted cash and cash equivalents and $141.7 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that conditions become further exacerbated due to the COVID-19 pandemic and related economic disruptions, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2022, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of September 30, 2022, the Company had two unsecured lines of credit aggregating $1.24 billion. As of September 30, 2022, there was $190.0 million outstanding on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of September 30, 2022. This facility is scheduled to mature in January 2027, with two six-month extensions, exercisable at the Company's option. As of September 30, 2022, there was $29.5 million outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of September 30, 2022. This facility is scheduled to mature in July 2024.

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

During the nine months ended September 30, 2022, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of September 30, 2022, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. As of June 30, 2022, the Company had $153.6 million of purchase authority remaining under the stock repurchase plan. In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the nine months ended September 30, 2022, the Company repurchased and retired 590,844 shares of its common stock totaling $158.0 million, including commissions, at an average price of $267.33 per share, of which 271,397 shares totaling $69.9 million were repurchased under the new plan after its approval. As of September 30, 2022, the Company had $430.1 million of purchase authority remaining under the new stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2022, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development and various consolidated predevelopment projects, aggregating 264 apartment homes, with total incurred costs of $97.0 million, and estimated remaining project costs of approximately $29.0 million, $14.8 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $126.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of September 30, 2022, the Company had an interest in 264 apartment homes in a community actively under development with a joint venture for total estimated costs of $102.0 million. Total estimated remaining costs are approximately $29.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $14.8 million. In addition, the Company had an interest in 10,425 apartment homes of operating communities with joint ventures for a total book value of $509.4 million as of September 30, 2022.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations related to the continued impact of the COVID-19 pandemic and related variants on the Company’s business, financial condition and results of operations and the impact of any additional measures taken to mitigate the impact of the pandemic, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, including as a result of the COVID-19 pandemic and related variants and governmental measures intended to prevent its spread, inflation, the labor market, supply chain impacts and ongoing hostilities between Russia and Ukraine, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the continued impact of the COVID-19 pandemic and related variants, which remains inherently uncertain as to duration and severity, and any additional governmental measures taken to limit its spread and other potential future outbreaks of infectious diseases or other health concerns, which could continue to adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates and operating costs; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2021, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic and related variants and uncertainties regarding ongoing hostilities between Russia and the Ukraine and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The following table is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income available to common stockholders	$92,842	$118,390	$223,150	$351,680
Adjustments:
Depreciation and amortization	135,511	130,564	403,561	387,887
Gains not included in FFO	(17,423)	(42,897)	(17,423)	(145,253)
Depreciation and amortization from unconsolidated co-investments	18,288	15,044	54,532	44,592
Noncontrolling interest related to Operating Partnership units	3,247	4,168	7,800	12,403
Depreciation attributable to third party ownership and other (1)	(357)	(145)	(1,064)	(412)
Funds from operations attributable to common stockholders and unitholders	$232,108	$225,124	$670,556	$650,897
Funds from operations attributable to common stockholders and unitholders per share - diluted	$3.45	$3.34	$9.93	$9.67
Non-core items:
Expensed acquisition and investment related costs	$230	$108	$248	$164
Deferred tax expense (benefit) on unconsolidated co-investments (2)	1,755	3,041	(7,863)	5,391
Gain loss on sale of marketable securities	—	—	(12,430)	(2,499)
Change in unrealized losses (gains) on marketable securities, net	17,115	(7,091)	63,556	(23,772)
Provision for credit losses	(1)	(3)	(64)	(110)
Equity loss (income) from non-core co-investments (3)	1,563	(10,868)	31,117	(19,266)
Loss on early retirement of debt, net	2	—	2	18,982
Loss on early retirement of debt from unconsolidated co-investments	1	15	988	18
Co-investment promote income	—	—	(17,076)	—
Income from early redemption of preferred equity investments and notes receivable	—	—	(858)	(8,260)
General and administrative and other, net	882	252	2,327	765
Insurance reimbursements, legal settlements, and other, net	(5,069)	(4)	(5,077)	(190)
Core Funds from Operations attributable to common stockholders and unitholders	$248,586	$210,574	$725,426	$622,120
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.69	$3.12	$10.75	$9.24
Weighted average number of shares outstanding, diluted (4)	67,341,189	67,391,333	67,503,403	67,324,087

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three and nine months ended September 30, 2022 was $0.9 million and $2.5 million, respectively.

(2) Represents deferred tax expense (benefit) related to net unrealized gains or losses on technology co-investments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings from operations	$128,608	$137,971	$367,086	$428,733
Adjustments:
Corporate-level property management expenses	10,184	9,060	30,532	27,135
Depreciation and amortization	135,511	130,564	403,561	387,887
Management and other fees from affiliates	(2,886)	(2,237)	(8,313)	(6,707)
General and administrative	15,172	12,712	40,541	34,746
Expensed acquisition and investment related costs	230	108	248	164
Gain on sale of real estate and land	—	(42,897)	—	(142,993)
NOI	286,819	245,281	833,655	728,965
Less: Non-Same Property NOI	(17,631)	(11,942)	(49,031)	(35,293)
Same-Property NOI	$269,188	$233,339	$784,624	$693,672

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.

All of the Company's interest rate swaps are designated as cash flow hedges as of September 30, 2022. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2022. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2022.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$6,166	$1,533	$10,680
Total cash flow hedges	$300,000	2026	$6,166	$1,533	$10,680

Additionally, the Company has entered into four total return swap contracts, with an aggregate notional amount of $223.8 million that effectively convert $223.8 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at September 30, 2022. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2022	2023	2024	2025	2026	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$40,238	302,092	402,177	632,035	548,291	3,836,558	$5,761,391	$5,193,400
Average interest rate	3.6%	3.4%	4.0%	3.5%	3.5%	3.2%	3.2%
Variable rate debt (1)	$201	853	30,413	1,019	1,114	409,666	$443,266	$439,930
Average interest rate	2.5%	2.5%	3.1%	2.5%	2.5%	2.7%	2.7%

(1) $223.8 million is subject to total return swaps.

The table incorporates only those exposures that exist as of September 30, 2022. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2022, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2022, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2022, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2022, Essex issued an aggregate of 841 shares of its common stock upon the exercise of stock options. Essex contributed the net proceeds of $0.2 million from the option exercises during the three months ended September 30, 2022 to the Operating Partnership in exchange for an aggregate of 841 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended September 30, 2022, zero OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

The following table summarizes the Company's purchases of its common stock during the three months ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
August 1, 2022 - August 31, 2022	51,445	$274.23	51,445	$139.5
September 1, 2022 - September 30, 2022	320,439	$259.06	320,439	$430.1
Total	371,884	$261.16	371,884	$430.1

(1) In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. Following the approval of the new plan, 271,397 shares totaling $69.9 million were repurchased under the new plan.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
10.1*
Fourth Amended and Restated Revolving Credit Agreement, dated July 7, 2022, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.

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

Date: October 27, 2022

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 27, 2022

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 27, 2022

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 27, 2022

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer