Form 10-K
period 2022-12-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2023-02-23
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Essex Property Trust, Inc.	Yes	☐	No	☒	Essex Portfolio, L.P.	Yes	☐	No	☒

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $16,906,398,955. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on the last trading day preceding such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 21, 2023, 64,518,322 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A in connection with the 2023 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2022.

Auditor Name: KPMG LLP            Location: San Francisco, California         PCAOB ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust ("REIT"), and is the sole general partner of the Operating Partnership. As of December 31, 2022, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership's day-to-day management.

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
2022 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. ("Essex"), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust ("REIT"). Essex owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the "Operating Partnership" or "EPLP"). Essex is the sole general partner of the Operating Partnership and as of December 31, 2022, had an approximately 96.6% general partner interest in the Operating Partnership. In this report, the terms the "Company," "we," "us," and "our" also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast of the United States. As of December 31, 2022, the Company owned or had ownership interests in 252 operating apartment communities, aggregating 62,147 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project and various predevelopment projects aggregating 264 apartment homes (collectively, the "Portfolio").

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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate Interests

Acquisitions are an important component of the Company’s business plan. For the year ended December 31, 2022, the Company purchased or increased its interests in three communities consisting of 590 apartment homes for approximately $215.9 million. The table below summarizes acquisition activity for the year ended December 31, 2022 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2022	Purchase Price
Vela	Woodland Hills, CA	379	50%	Wesco VI	Q1	$183.0	(1)
Regency Palm Court and Windsor Court	Los Angeles, CA	211	100%	EPLP	Q3	32.9	(2)
Total 2022		590				$215.9

(1) Represents the contract price for the entire property, not the Company’s share.
(2)    In July 2022, the Company acquired its joint venture partner’s 49.8% minority interest in two apartment communities, consisting of 211 apartment homes located in Los Angeles, CA, for a contract price of $32.9 million.

Dispositions of Real Estate

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all of its communities and sells those communities that no longer meet the Company's strategic criteria. The Company may use the capital generated from the dispositions to invest in higher-return communities, other real estate investments or to fund other commitments. The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will the sale of these communities materially affect the Company's ongoing operations. In general, the Company seeks to offset the dilutive impact on long-term earnings and funds from operations from these dispositions through the positive impact of reinvestment of proceeds.

For the year ended December 31, 2022, the Company sold one community consisting of 250 apartment homes for approximately $160.0 million.

Property Name	Location	Apartment Homes	Ownership	Quarter in 2022	Sales Price (in millions)
Anavia	Anaheim, CA	250	EPLP	Q4	$160.0	(1)
Total 2022		250			$160.0

(1)    The Company recognized a $94.4 million gain on sale.

Development Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2022, the Company's development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $102.0 million. The estimated remaining project costs are approximately $25.0 million, of which $12.8 million represents the Company's share of estimated remaining costs, for total estimated project costs of $127.0 million.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2022, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2022
		Essex	Estimated	Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Joint Venture
LIVIA (fka Scripps Mesa Apartments) (2)	San Diego, CA	51%	264	$77	$102
Total Development Projects - Joint Venture			264	77	102
Predevelopment Projects - Consolidated
Other Projects	Various	100%	—	25	25
Total - Consolidated Predevelopment Projects			—	25	25
Grand Total - Development and Predevelopment Pipeline			264	$102	$127

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

Long Term Debt

During 2022, the Company made regularly scheduled principal payments and loan payoffs of $43.2 million to its secured mortgage notes payable at an average interest rate of 3.6%.

In October 2022, the Company obtained a $300.0 million unsecured term loan priced at Adjusted Secured Overnight Financing Rate ("SOFR") plus 0.85%. The loan has been swapped to an all-in fixed rate of 4.2% and matures in October 2024 with three 12-month extension options, exercisable at the Company's option. The loan includes a six-month delayed draw feature with the proceeds expected to be drawn in April 2023 to repay the Company's $300.0 million unsecured notes due in May 2023.

Bank Debt

As of December 31, 2022, Moody’s Investor Service and Standard and Poor's ("S&P") credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

At December 31, 2022, the Company had two unsecured lines of credit aggregating $1.24 billion. The Company's $1.2 billion credit facility had an interest rate of Adjusted SOFR plus 0.75% which is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of January 2027 with two six-month extensions, exercisable at the Company's option. The Company's $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of July 2024.

Equity Transactions

During the year ended December 31, 2022, the Company did not issue any shares of common stock through its equity distribution agreement entered into in September 2021 (the "2021 ATM Program"). As of December 31, 2022, there were no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.

In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the year ended December 31, 2022, the Company repurchased and retired 740,053 shares of its common stock totaling $189.7 million, including commissions, of which 420,606 shares of common stock totaling $101.7 million were repurchased under the new plan after its approval. As of December 31, 2022, the Company had $398.3 million of purchase authority remaining under its $500.0 million stock repurchase plan.

Co-investments

The Company has entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. For each joint venture the Company holds a non-controlling interest in the venture and, in most cases, may earn customary management fees, development fees, asset property management fees, and a promote interest.

The Company has also made, and may continue in the future to make, preferred equity investments in various multifamily development projects. The Company earns a preferred rate of return on these investments.

HUMAN CAPITAL MANAGEMENT

Company Overview and Values

The Company is headquartered in San Mateo, CA, and has regional corporate offices in Woodland Hills, CA; Irvine, CA and Bellevue, WA. As of December 31, 2022, the Company had 1,772 employees, 99.9% of whom were full-time employees. A total of 1,327 employees worked on-site at our operating communities and 445 worked in our corporate offices. The Company's mission is to create quality communities in premier locations and it is critical to the Company's mission that it attracts, trains and retains a talented and diverse team by providing a better place to work and significant opportunities for professional growth. The Company's culture supports its mission and is guided by its core values: to act with integrity, to care about what matters, to do right with urgency, to lead at every level and to seek fairness. The Company seeks to reinforce those values within its workforce.

Workplace Diversity

The Company believes it has one of the most diverse workforces among its peers in the real estate industry in part due to its robust and integrated diversity, equity, and inclusion strategy, which utilizes training programs, employee committees, and executive sponsorships to strengthen and promote diversity, equal opportunity, and fair treatment for all Company associates. As of December 31, 2022, the Company's workforce was, based on the voluntary self-identification of our employee base, approximately 45% Hispanic or Latino, 28% White, 12% Asian, 7% Black or African American, 1% Native Hawaiian or other Pacific Islander, 1% American Indian or Alaska Native, and 5% two or more races. 3% of employees chose to not disclose their race. 54% of the Company’s managerial level employees, 22% of its senior executives, and 20% of its named executive officers self-identified as Hispanic or Latino, Asian, Black or African American, Native Hawaiian or other Pacific Islander, American Indian or Alaska Native, or two or more races. As of December 31, 2022, the Company’s workforce was 41% female, 58% male, and 1% chose not to disclose their gender. 57% of our corporate associates and 36% of our on-site operational associates self-identified as female. The Company had 249 women in positions of manager or higher, representing 60% of managerial positions, a decrease from 65% in 2021. The slight decrease is primarily attributable to the Company’s new operational structure which resulted in 62 operational associates moving into non-managerial roles. While some oversight duties were realigned, salary and benefits were not impacted, and women continue to hold a majority of the managerial roles at the Company. Gender diversity within the Company’s leadership is similar to the overall gender diversity of the Company’s employees and managers, with women composing 60% of the Company’s executive officers and 56% of the Company’s senior executives. The tables below detail the Company’s gender representation by position and the age diversity of its workforce.

The Company has a Diversity, Equity, and Inclusion ("DEI") Committee which directs the overarching goal setting, implementation, and follow-up for DEI initiatives and whose chairperson reports directly to the CEO on the Committee’s activities. The Company supports the employee-led affinity groups, Women at Essex and the LGBTQ+ focused Rainbow Alliance, which foster a sense of community and inclusion for a diverse mix of associates at the Company through discussions and activities that are intended to engage, educate, enable, and empower the Company's employees. All associates are offered training aimed at preventing workplace harassment, including harassment based on age, gender or ethnicity, training covering the foundations of DEI and awareness of unconscious bias in the workplace, and all managers are required to complete anti-harassment training.

The Company is committed to pay equity and conducts a pay equity analysis on an annual basis. The Company developed a robust, multiple regression analysis model, which confirmed that we continue to maintain our gender pay parity. Our robust statistical analysis confirmed that gender was not a significant factor in determining pay decisions in 2022.

The following aligns with the Company’s EE0-1 data for 2022:

Gender Representation by Position (1)	December 31, 2022
	Male # (2)	Female # (2)	Male %	Female %
Corporate - Top Executives, VPs, Assistant VPs, Directors, & Managers	74	76	49%	51%
Corporate - Below manager position	100	173	37%	63%
Field - Regional Directors/Managers, Community Managers	89	173	34%	66%
Field - Leasing Specialists, Leasing Managers, Relationship Reps, Bookkeepers	110	216	34%	66%
Field - Maintenance Supervisors and Techs	548	11	98%	2%
Field - Porter, Landscaper, Painter, Security Guard, Amenities Attendant	109	89	55%	45%
(1) Table excludes 4 associates that did not declare gender and does not include board directors and consultants.
(2) Gender is labeled as how respondents elected to be self-identified.

Total Workforce by Age Group	December 31, 2022
	#	%
<= 25	166	9%
26-35	534	30%
36-45	422	24%
46-55	348	20%
56-65	262	15%
> 65	40	2%

Training and Development

The Company values leadership at every level and demonstrates such value with respect to its associates by providing opportunities for all associates to develop personal and professional skills and by offering programs to encourage employee retention and advancement. These programs include leadership training, communication training, individual learning plans, Community Manager and Maintenance Manager training, investments in learning technology, and mentorship programs. Additionally, the Company provides its associates with outside educational benefits by offering an annual $3,000 tuition reimbursement to further support professional growth. To identify, retain and reward top performers, the Company offers a tenure program, which involves a cash gift for every five years of service, as well as excellence awards and a spot bonus recognition program to reward associates for good teamwork, good ideas and good service. The Company encourages internal promotions and hiring for open positions. In 2022, the Company promoted 12% of its employees to higher positions in the Company, a slight decrease from 2021 when the Company promoted 16% of its employees primarily due to the Company’s focus on ensuring proper fit for its associates entering into new roles in the new operational structure. The Company engages in succession planning for its leadership and managerial positions and its executive team identifies and mentors the Company's top talent in order to ensure strong leadership at the Company for the future.

Employee Well-Being and Safety

The Company's compensation and benefits program and safety practices further reinforce its commitment to investing in the well-being of its associates while incentivizing its employees to promote fulfillment of the Company’s mission. The Company offers competitive compensation and a standard suite of benefits, including health insurance, a retirement plan with a $6,000 annual matching potential benefit, life and disability coverage, paid parental leave, and commuter benefits. Additionally, the Company offers a housing discount for associates that live at Company communities, and additionally offers retirement support, associate discount programs, mental health support, including a mental health program and refresh days for our operations teams, and health benefit credits for participation in wellness programs. The Company engages in an annual compensation study to align compensation with market standards and to ensure the Company is appropriately compensating its top performers.

Providing a safe working environment and promoting employee safety is imperative to the Company, and the Company continued to prioritize its associates’ health and safety throughout 2022. The Company has safety policies in place that align with an Injury & Illness Prevention Program, which seeks to proactively prevent workplace accidents and protect the health and safety of the Company's associates through training and analysis of incident reports. The Company provides safety training to Community Managers, Maintenance Supervisors, and Maintenance Technicians on a wide-range of topics, including Industrial Safety and Health, Confined Space Awareness, Electrical Safety and Protection, Active Shooter Event, Fire Extinguishing, Safety Data Sheets, Safe Lifting the E-Way, Ladder Safety, and Heat Stress in the Workplace. Additionally, in 2022, the Company continued to provide associates with additional paid time off for COVID-19 related illness and care through its Special Circumstances Leave policy in order to enable associates with adequate time to recover and to help prevent the spread of COVID-19.

Community and Social Impact

The Company believes volunteering can create positive change in the communities where our associates live and work and that the Company's commitment to giving back helps it attract and retain associates. The Company's Volunteer Program is aimed at supporting and encouraging eligible associates to become actively involved in their communities through the Company's support of charity initiatives and offering paid hours for volunteer time. Additionally, the Company’s “Essex Cares” program provides direct aid to the Company’s residents, associates, and local communities, including those who have experienced financial hardships.

Employee Engagement

In order to engage and promote communication with our associates and solicit meaningful feedback on our efforts to create a positive work environment, the Company issues engagement surveys to all associates to measure 10 key drivers of employee experience including organizational fit, DEI, freedom of opinion, meaningful work, management support and recognition, among others. Engagement surveys are split into three phases: new hire surveys, Company-wide bi-annual surveys, and exit surveys. 89% of Company employees participated in the surveys in 2022. The Company’s overall score on the surveys was 8.3 out of 10.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses. As of December 31, 2022, PWI had cash and marketable securities of approximately $107.6 million, and is consolidated in the Company's financial statements.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2023.

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

The Company invests primarily in apartment communities that are located in predominantly coastal markets within Southern California, Northern California, and the Seattle metropolitan area. The Company currently intends to continue to invest in apartment communities in such regions. However, the geographical composition of the portfolio is evaluated periodically and may be modified by management.

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
Risks Related to Our Real Estate Investments and Operations

General real estate investment risks may adversely affect property income and values, and therefore our stock price may be adversely affected. If the communities and other real estate investments, including development and redevelopment properties, do not generate sufficient income to meet operating and financing expenses, cash flow and the ability to make distributions will be adversely affected. Income and growth from the communities may be further adversely affected by, among other things, the following factors, in addition to the other risk factors listed in this Item 1A:
•changes in the general or local economic climate and demand for housing, including layoffs, industry slowdowns, relocations of employees from local employers, changing demographics, increased worker locational flexibility, and other events negatively impacting local employment rates, wages and the local economy;
•changes in supply and cost of housing;
•changing economic conditions, such as high inflationary periods in which our operating and financing costs may increase at a rate greater than our ability to increase rents, or deflationary periods where rents may decline more quickly relative to operating and financing costs; and
•the appeal and desirability of our communities to tenants relative to other housing alternatives, including the size and amenity offerings, safety and location convenience, and our technology offerings.
Short-term leases expose us to the effects of declining market rents, and the Company may be unable to renew leases or relet units as leases expire. If the Company is unable to promptly renew or re-let in place leases, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected.

Economic environments can negatively impact the Company’s liquidity and operating results. In the event of a recession or other negative economic effects, the Company could incur reductions in rental and occupancy rates, property valuations and increases in costs. Any such recession or economic downturn may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not increase their income, they may be unable or unwilling to pay rent.

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations, property values or expose us to liability. The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, emergency orders, laws benefiting disabled persons, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company's business and operations. Changes in, or noncompliance with, laws and regulations could expose the Company to liability and could require the Company to make significant unanticipated expenditures to address noncompliance.

Existing and future rent control or rent stabilization laws and regulations, along with similar laws and regulations that expand tenants’ rights or impose additional costs on landlords, may reduce rental revenues or increase operating costs. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could reduce the value of our communities or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

The COVID-19 pandemic and the future outbreak of other contagious diseases could materially affect our business, financial condition, stock price, and results of operations. Uncertainty still surrounds the long-term impact of COVID-19. If there is a future outbreak of COVID-19 or other contagious diseases, the Company may again be subject to eviction moratoria, limits on rent increases and collection efforts, or may be legally required to or otherwise agree to restructure tenants’ rent obligations and may not be able to do so on terms as favorable to us as those currently in place. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment, collecting delinquent rents, and re-leasing our property and have limited ability to renew existing leases or sign new leases at levels consistent with market rents. A new pandemic or disease outbreak may cause increased costs, lower profitability and market fluctuations that may affect our ability to obtain necessary funds for our business or negatively impact the ability of the Company’s third-party mezzanine loan borrowers and preferred equity investment sponsors to repay the Company.

Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company intends to continue to acquire apartment communities. However, acquisitions may fail to meet the Company’s expectations due to factors including inaccurate estimates of future income, expenses and the costs of improvements or redevelopment. Further, the value and operational performance of an apartment community may be diminished if neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown or contingent liabilities, which could ultimately lead to material costs for us that we did not expect to incur and for which the Company may have no recourse, or only limited recourse, against the sellers. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment communities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our business, financial condition and results of operations. The use of equity financing for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects, and those activities generally entail certain risks, including:

•funds may be expended and management's time devoted to projects that may not be completed on time or at all;
•construction costs may exceed original estimates possibly making some projects economically unfeasible;
•projects may be delayed or abandoned due to, without limitation, weather conditions, labor or material shortages, municipal office closures and staff shortages, government recommended or mandated work stoppages, or environmental remediation;
•occupancy rates and rents at a completed project may be less than anticipated;
•expenses may be higher than anticipated, including, without limitation, due to inflationary pressures, supply chain issues, costs of litigation over construction contracts, environmental remediation or increased costs for labor, materials and leasing;
•we may be unable to obtain, or experience a delay in obtaining, necessary governmental approvals or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities;
•we may be unable to obtain financing with favorable terms, or at all, for the proposed development or redevelopment of a community, which may cause us to delay or abandon an opportunity; and
•we may incur liabilities to third parties during the development process.

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company’s communities are concentrated in Northern and Southern California and the Seattle metropolitan area, which exposes the Company to greater economic risks. Factors that may adversely affect local market and economic conditions include regional specific acts of nature (e.g., earthquakes, fires, floods, etc.), layoffs affecting specific or broad sectors of the economy (such as technology-based companies), and those other factors listed in the risk factor titled “General real estate investment risks may adversely affect property income and values” and elsewhere in this Item 1A.

The Company is susceptible to adverse developments in economic and regulatory environments, such as increases in real estate and other taxes, and increased costs of complying with governmental regulations. The State of California recently experienced increased relocation out of the state and is generally regarded as more litigious, highly regulated and taxed than many states, which may reduce demand for the Company’s communities. Any adverse developments in the economy or real estate markets in California or Washington, or any decrease in demand for the Company’s communities resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations.

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Our real estate taxes in Washington could increase as a result of property value reassessments or increased property tax rates. A California law commonly referred to as Proposition 13 (“Prop 13”) generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Prop 13, property tax reassessment generally occurs as a result of a "change in ownership" of a property. Because the property taxing authorities may not determine whether there has been a "change in ownership" or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. Various initiatives to repeal or amend Prop 13, to eliminate its application to commercial and residential property, to increase the permitted annual real estate tax increases, and/or to introduce split tax roll legislation could increase the assessed value and/or tax rates applicable to commercial property in California. Further, changes in U.S. federal tax law could cause state and local governments to alter their taxation of real property.

The Company may experience increased costs associated with capital improvements and property maintenance as its properties advance through their life cycles. In some cases, we may spend more than budgeted amounts to make necessary improvements or maintenance, which could adversely impact the Company’s financial condition and results of operations.

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting tenants, including other apartment communities, condominiums and single-family homes. Competitive housing in a particular area and fluctuations in cost of owner-occupied single- and multifamily homes caused by a decrease in housing prices, mortgage interest rates and/or government programs to promote home ownership or create additional rental and/or other types of housing, or an increase in desire for more space due to work-from-home needs or increased time spent at home, could adversely affect the Company’s ability to retain its tenants, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in increased costs to acquire or develop apartment communities or impact the Company’s ability to identify suitable acquisition or development transactions.

Investments in mortgages, mezzanine loans, subordinated debt, other real estate, and other marketable securities could adversely affect the Company’s cash flow from operations. The Company may purchase or otherwise invest in securities issued by entities which own real estate and/or invest in mortgages or unsecured debt obligations. The Company may make or acquire mezzanine loans, which are generally subordinated loans. In general, investing in mortgages involves risk, including that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses; the borrower may not pay indebtedness under the mortgage when due and amounts recovered by the Company in connection with related foreclosures may be less than the amount owed; interest rates payable on the mortgages may be lower than the Company’s cost of funds; in the case of junior mortgages, foreclosure of a senior mortgage could eliminate the junior mortgage; delays in the collection of principal and interest if a borrower claims bankruptcy; possible senior lender default or overconcentration of senior lenders in portfolio; and unanticipated early prepayments may limit the Company’s expected return on its investment. If any of the above were to occur, it could adversely affect the Company’s cash flows from operations.

The Company’s ownership of co-investments, including joint ventures and joint ownership of communities, its ownership of properties with shared facilities with a homeowners' association or other entity, its ownership of properties subject to a ground lease and its preferred equity investments and its other partial interests in entities that own communities, could limit the Company’s ability to control such communities and may restrict our ability to finance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated. The Company has entered into, and may continue in the future to enter into, certain co-investments, including joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. Joint venture partners often have shared control over the development and operation of the joint venture assets, which may prevent the Company from taking action without the partners’ approval. A joint venture partner may have interests that are inconsistent with those of the Company or may take action contrary to the Company’s interests or policies. Consequently, a joint venture partner's actions might subject property owned by the joint venture to additional risk. In some instances, the Company and the joint venture partner may each have the right to trigger a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would not have initiated such a transaction. Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities.

From time to time, the Company, through the Operating Partnership, makes certain co-investments in the form of preferred equity investments in third-party entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. The Operating Partnership’s interest in these entities is typically less than a majority of the outstanding voting interests of that entity, which may limit the Operating Partnership’s ability to control the daily operations of such co-investment. The Operating Partnership may not be able to dispose of its interests in such co-investment. In the event that such co-investment or the partners in such co-investment become insolvent or bankrupt or fail to develop or operate the property in the manner anticipated, the Operating Partnership may not receive the expected return in its expected timeframe or at all and may lose up to its entire investment. Additionally, the preferred return negotiated on these co-investments may be lower than the Company's cost of funds. The Company may also incur losses if any guarantees or indemnifications were made by the Company.

The Company also owns properties indirectly under "DownREIT" structures. The Company has entered into, and in the future may enter into, transactions that could require the Company to pay the tax liabilities of partners that contribute assets into DownREITs, joint ventures or the Operating Partnership, in the event that certain taxable events, which are generally within the Company’s control, occur. Although the Company plans to hold the contributed assets or, if such assets consist of real property, defer recognition of gain on sale of such assets pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company may not be able to do so and if such tax liabilities were incurred they could have a material impact on its financial position.

Also, from time to time, the Company invests in properties (i) which may be subject to certain shared facilities agreements with homeowners’ associations and other entities and/or (ii) subject to ground leases where a subtenant may have certain similar rights to that of a party under such a shared facilities agreements or where a master landlord may have certain rights to control the use, operation and/or repair of the property. In these arrangements, we cannot guarantee that the terms of the shared facilities agreements will be enforced or interpreted in favor of the Company, and the Company’s inability to control expenditures, make necessary repairs and/or control certain decisions may adversely affect the Company’s financial condition and results of operations, and/or the property’s safety, compliance with applicable laws, marketability or market value.

We may pursue acquisitions of other REITs and real estate companies, which may not yield anticipated results and could adversely affect our results of operations. We may make acquisitions of and/or investments in other REITs and real estate companies or enter into strategic alliances or joint ventures, which involves risks and uncertainties and may not be successful. We may not be able to identify suitable acquisition, investment, or joint venture opportunities, consummate any such transactions or relationships on terms and conditions acceptable to us, or realize the expected financial or strategic benefits of any such acquisition. The integration of acquired businesses or other acquisitions may not be successful and could result in disruption to other parts of our business. Pre-acquisition property due diligence may not identify all material issues that might arise with respect to such acquired business and its properties or as to any such other acquisitions. Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, could be dilutive to Essex's stockholders and the Operating Partnership's unitholders. Additionally, the value of these investments could decline for a variety of reasons. These and other factors could adversely affect our financial condition and results of operations.

Real estate investments are relatively illiquid and, therefore, the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions may be limited. Real estate investments are illiquid and, in our markets, can at times be difficult to sell at prices we find acceptable, which may limit our ability to promptly reduce our portfolio in response to changes in economic or other conditions and otherwise may adversely affect our financial condition and results of operations.

The Company may not be able to lease its commercial space consistent with its projections or at market rates and the longer-term leases for existing space could result in below market rents over time. When leases for our existing commercial space expire, the space may not be relet on a timely basis, or at all, or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms.

The Company’s portfolio may have environmental liabilities. Under various federal, state and local environmental and public health laws, regulations and ordinances, we have been required, and may be required in the future, regardless of our knowledge or responsibility, to provide warnings about certain chemicals, investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases naturally occurring substances such as methane and radon gas) or properties that we acquire, develop, manage or directly or indirectly invest in. We may be held liable under these laws or common law to a governmental entity or to third parties for compliance and response costs, property damage, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the impacts resulting from such releases. While the Company is unaware of any such response action required or damage claims associated with its existing properties which would have a material adverse effect on our business, or results of operations, potential future costs and damage claims may be substantial. Further, the presence of such substances, or the failure to properly remediate any such impacts, may adversely affect our ability to borrow against, develop, sell or rent the affected property, including due to any liens imposed on the impacted property by any government agencies for penalties or damages.

The Company carries certain limited insurance coverage for this type of environmental risk as to its properties; however, such coverage is not fully available for all properties and, as to those properties for which limited coverage is fully available, it may be insufficient or may not apply to certain claims arising from known conditions present on those properties. While we conduct pre-acquisition and development Phase I environmental site assessments, such assessments may not discover, ascertain or quantify the full extent of the environmental conditions at or near a given property.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials. The Company has adopted policies to address and resolve reports of mold when it is detected, and to minimize any impact mold might have on tenants of the affected property, however, the Company may not identify and respond to all mold occurrences.

The Company may incur general uninsured losses or may experience market conditions that impact the procurement of certain insurance policies. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities and cyber risk insurance. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, fires and floods that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses for some of the communities in its portfolio. A decline in the value of the securities held by PWI may adversely affect PWI’s ability to cover all or any portion of the amount of any insured losses. Despite our insurance coverage, the Company may incur material losses due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

Our communities are located in areas that are subject to earthquake activity. The Company manages and evaluates its financial loss exposure to seismic events by using actuarial loss models and property vulnerability analyses based on structural evaluations by seismic consultants, and by making upgrades to certain properties to better resist seismic events and/or by purchasing seismic insurance in some cases. While the properties were built to the seismic codes in place at the time of construction, not all properties have been, or are required to be, retrofitted to the current seismic codes. Thus, some properties may be subject to physical risk associated with earthquakes, and may suffer significant damage, including, but not limited to, collapse for any number of reasons, including structural deficiencies. Seismic coverage is limited and may not cover the Company’s seismic related losses. Thus, we cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels.

Our properties or markets may in the future be the target of actual or threatened terrorist attacks, shootings, or other acts of violence, which could directly or indirectly damage our communities both physically and financially, cause losses that exceed our insurance coverage, adversely affect the value of and our ability to operate our communities, subject us to significant liability claims, or otherwise impair our ability to achieve our expected results.

Although the Company may carry insurance for potential losses associated with its communities, employees, tenants, and compliance with applicable laws, it may still incur material losses due to uninsured risks, deductibles, copayments or losses in excess of applicable insurance coverage. In the event of a substantial loss, insurance coverage may not be able to cover the full replacement cost of the Company’s lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses. Changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed. In addition, certain causalities and/or losses incurred may expose the Company in the future to higher insurance premiums.

Climate change may adversely affect our business. As a result of climate change, we may experience extreme weather, an increased number of natural disasters and changes in precipitation, temperature and wild fire and drought exposure, all of which may result in physical damage, a decrease in demand for our communities located in these areas or affected by these conditions, damage to our properties, disruption of services at our properties or increased costs associated with maintaining or insuring our communities. Should the impact of climate change be material in nature or occur for lengthy periods of time, the types and pricing of insurance the Company is able to procure may be negatively impacted and our financial condition or results of operations may be adversely affected. We could experience increased costs related to further developing our communities to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance. In addition, changes in federal, state and local legislation and regulation on climate change could result in increased operating costs (for example, increased utility costs) and/or increased capital expenditures to improve the energy efficiency of our existing communities (for example, increased costs associated with meeting electric vehicle charging mandates) and could also require us to spend more on our new development communities without a corresponding increase in revenue and could increase our exposure to new physical risks and liabilities (for example, we may see an increase in fires caused by electric vehicle chargers).

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

Adverse changes in laws may adversely affect the Company's liabilities and/or operating costs relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to tenants in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions and pay amounts due on its debts. Additionally, ongoing political volatility may increase the likelihood of significant changes in laws that could affect the Company's overall strategy. Changes in laws increasing the potential liability of the Company and/or its operating costs on a range of issues, including those regarding potential liability for other environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, including without limitation, those related to structural or seismic retrofit or more costly operational safety systems and programs, which could have a material adverse effect on the Company.

Failure to succeed in new markets may limit the Company’s growth. The Company may make acquisitions or commence development activity outside of its existing market areas if appropriate opportunities arise, which may expose the Company to new risks, including, but not limited to an inability to evaluate accurately local apartment market conditions and local economies; an inability to identify appropriate acquisition opportunities or to obtain land for development; an inability to hire and retain key personnel; and lack of familiarity with local governmental and permitting procedures.

Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations. We provide tenants with reliable services, including water and electric power, along with the consistent operation of our communities, including a wide variety of amenities. Public utilities, especially those that provide water and electric power, are fundamental for the consistent operation of our communities. The delayed delivery or any prolonged interruption of these services may cause tenants to terminate their leases or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including government mandated closures, mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism or similar events. Such events may also expose us to additional liability claims and damage our reputation and brand and could cause tenants to terminate or not renew their leases, or prospective tenants to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could adversely affect our financial condition and results of operations.

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
We face risks associated with land holdings for future developments and related activities. Real estate markets are highly uncertain and the value of undeveloped may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. If there are subsequent changes in the fair value of our land holdings which we determine is less that the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment changes which could have a material adverse effect on our financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business and financial condition. We rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information (“PII”), and tenant and lease data. Our business requires us and some of our vendors to use and store PII and other sensitive information of our tenants and employees. The collection and use of PII is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. The Company endeavors to comply with all such laws and regulations, including by providing required disclosures, promptly responding to consumer requests for data, and seeking vendor compliance with applicable privacy and information security laws. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

Although we have taken steps to abide by privacy and security laws, and to protect the security of our information systems and maintain confidential tenant, prospective tenant and employee information, the compliance and security measures put in place by the Company, and such vendors, cannot guarantee perfect compliance or provide absolute security, and the Company and our vendors' compliance systems and/or information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents, including ransom of data (such as, tenant and/or employee information), due to employee error, malfeasance, or other vulnerabilities. Any such incident could compromise the Company’s or such vendors’ networks (or the networks or systems of third parties that facilitate the Company’s or such vendors’ business activities), and the information stored by the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets, or other harm. Moreover, if there is a compliance failure, or if a data security incident or breach affects the Company’s systems or such vendors’ systems, whether through a breach of the Company’s systems or a breach of the systems of third parties, or results in the unauthorized release of PII, the Company’s reputation and brand could be materially damaged, which could increase our costs in attracting and retaining tenants, and other serious consequences may result. Potential other consequences include that the Company may be exposed to a risk of litigation, including government enforcement actions, private litigation or criminal penalties; and that the Company may be exposed to a risk of loss including loss related to the fact that agreements with such vendors, or such vendors’ financial condition, may not allow the Company to recover all costs related to a cyber-breach for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s results of operations and financial condition.

Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. We maintain cyber risk insurance which may be insufficient in the event of a cyber-incident.

In the future, the Company may expend additional resources to continue to enhance the Company’s information security measures to investigate and remediate any information security vulnerabilities and/or to further ensure compliance with privacy and information security laws. Despite these steps, the Company may suffer a significant data security incident in the future, unauthorized parties may gain access to sensitive data stored on the Company’s systems, and any such incident may not be discovered in a timely manner. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing are increasing in sophistication and are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Any failure in or breach of the Company’s information security systems, those of third party service providers, or a breach of other third party systems that ultimately impacts the operational or information security systems of the Company as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations.

Reliance on third party software providers to host systems critical to our operations and to provide the Company with data. We rely on certain key software vendors to support business practices critical to our operations, including the collection of rent and ancillary income and communication with our tenants, and to provide us with data. The market is currently experiencing a consolidation of these software vendors, particularly in the multi-family space, which may negatively impact the Company’s choice of vendor and pricing options. Moreover, if any of these key vendors were to terminate our relationship or access to data, or to fail, we could suffer losses while we sought to replace the services and information provided by the vendors.

Risks Related to Our Indebtedness and Financings

Capital and credit market conditions and volatility, including significant fluctuations in the price of the Company’s stock, may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, stock price, results of operations, cash flows and financial condition. Our current balance sheet, the debt capacity available on the unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers provide some insulation from volatile capital markets. We primarily use external financing, including sales of debt and equity securities, to fund acquisitions, developments, and redevelopments and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or distributing less than 100% of our REIT taxable income. In general, to the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing without a corresponding change to investment cap rates) the Company’s ability to make acquisitions, develop or redevelop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely affected, which would impact the Company's financial standing and related credit rating. In addition, if our ability to obtain financing is adversely affected, the Company’s stock price may be adversely affected, and we may be unable to satisfy scheduled maturities on existing financing through other sources of our liquidity, which, in the case of secured financings, could result in lender foreclosure on the apartment communities securing such debt.

Debt financing has inherent risks. The Company is subject to the risks normally associated with debt financing, including that cash flow may not be sufficient to meet required payments of principal and interest and the REIT distribution requirements of the Code; inability to renew, repay, or refinance maturing indebtedness on encumbered apartment communities on favorable terms or at all, possibly requiring the Company to sell a property or properties on disadvantageous terms; inability to comply with debt covenants could trigger cash management provisions limiting our ability to control cash flows, cause defaults, or an acceleration of maturity dates; paying debt before the scheduled maturity date could result in prepayment penalties; and defaulting on secured indebtedness may result in lenders seeking a foreclosure on communities or pursuing other remedies which would reduce the Company’s income and net asset value, its ability to service other debt, or create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements. Any of these risks might result in losses that could have an adverse effect on the Company and its ability to make distributions and pay amounts due on its debt. Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. There is a risk that we may not be able to refinance existing indebtedness or that a refinancing will not be done on as favorable terms, which in either case could have an adverse effect on our financial condition, results of operations and cash flows.

Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. The Company has, and expects to continue using, variable rate tax-exempt financing, which provides for certain deed restrictions and restrictive covenants. If the compliance requirements of the tax-exempt financing restrict our ability to increase our rental rates to certain tenants, or eligible/qualified tenants, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds outweighs any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to decrease its rental rates. If the Company does not reserve the required number of apartment homes for tenants satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Notwithstanding the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below-market rent requirements imposed by local authorities in connection with the original development of the community.

The indentures governing our notes and other financing arrangements contain restrictive covenants that limit our operating flexibility and restrict our ability to take specific actions, even if we believe such actions to be in our best interests, including restrictions on our ability to consummate a merger, consolidation or sale of all or substantially all of our assets; and incur additional secured and unsecured indebtedness. The instruments governing our other unsecured indebtedness require us to meet specified financial and other covenants, which may restrict our ability to expand or fully pursue our business strategies. A breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Uncertainty relating to the transition from LIBOR to SOFR may materially adversely affect us. The interest rate on certain of the Company’s debt obligations has been based on LIBOR, which is expected to be fully phased out by the end of June 2023. As of December 31, 2022, the Company has transitioned its unsecured debt obligations and the majority of its secured debt obligations to SOFR, the consensus alternative rate to LIBOR. While the transition to SOFR has not at this time caused any material impact to the Company’s debt costs, it is impossible to predict the extent to which SOFR will increase or decrease in the future, whether and to what extent banks will continue to use SOFR as the standard benchmark interest rate or if there will be any changes in the method used for determining SOFR which may result in a sudden or prolonged increase or decrease in SOFR. If a published U.S. dollar SOFR rate is unavailable, the interest rates on certain of the Company’s debt obligations could change. Any of these consequences could have a material adverse effect on our financing costs, and as a result, our financial condition and results of operations.

Interest rate hedging arrangements may result in losses. The Company from time to time uses interest rate swaps and interest rate caps to manage certain interest rate risks. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks.

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

Changes in the Company’s financing policy may lead to higher levels of indebtedness. The Company manages its debt to be in compliance with debt covenants under its unsecured bank facilities and senior unsecured bonds. However, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default on its debt covenants or on its debt obligations and in an increase in debt service requirements. Any covenant breach or significant increase in the Company’s leverage could materially adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

If the Company or any of its subsidiaries defaults on an obligation to repay outstanding indebtedness when due, the default could trigger a cross-default or cross-acceleration under other indebtedness. A default, including a default under mortgage indebtedness, lines of credit, bank term loan, the indenture for the Company’s outstanding senior notes, or the Company’s interest rate hedging arrangements that is not waived by the applicable required lenders, holders of outstanding notes or counterparties could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness, which could cause an immediate default or allow the lenders to declare all funds borrowed thereunder to be due and payable.

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

Risks Related to Personnel

The Company depends on its personnel, whose continued service is not guaranteed. The Company’s success depends on its ability to attract, train and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the departure of any of the Company’s key personnel could have an adverse effect on the Company. While the Company engages in regular succession planning for key positions, the Company’s plans may be impacted and therefore adjusted due to the departure of any key personnel. Additionally, executive leadership transitions can be inherently difficult to manage and, as a result, we may experience some disruption to our business. The Company must continue to recruit, train and retain qualified operational staff at its properties, which may be difficult in a highly competitive job market. Changes to our Company’s operational structure could result in an increase in issues or departures among our operational staff. Additionally, we could be subject to labor union efforts to organize our employees from time to time and, if successful, those organizational efforts may decrease our operational flexibility and increase operational costs.

The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest. The Company’s Chairman, George M. Marcus, is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment and development firms. Mr. Marcus is also the Chairman of and holds a controlling interest in, Marcus & Millichap, Inc., a national brokerage firm. While conflict of interest protocols and agreements are in place, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities. Due to potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of Essex's stockholders and the Operating Partnership's unitholders.

The influence of executive officers, directors, and significant stockholders may be detrimental to holders of common stock. Mr. Marcus currently does not have majority control over the Company. However, he has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.

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

Our related party guidelines may not adequately address all of the issues that may arise with respect to related party transactions. The Company has adopted "Related Party Transaction Approval Process Guidelines" that are intended to determine whether a particular related party transaction is fair, reasonable and serves the interests of the Company’s stockholders. Pursuant to these guidelines, related party transactions have been approved by the Audit Committee of the Company’s Board of Directors (“Board”) from time to time. There is no assurance that this policy will be adequate for determining whether a particular related party transaction is suitable and fair for the Company. Also, the policy’s procedures may not identify and address all the potential issues and conflicts of interests with a related party transaction.

Employee theft or fraud could result in loss. Should any employee compromise our information technology systems, commit fraud or theft of the Company’s assets, or misappropriate tenant or other information, we could incur losses, including significant financial or reputational harm, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

Risks Related to Taxes, Our Status as a REIT and Our Organizational Structure

Failure to generate sufficient rental revenue or other liquidity needs and impacts of economic conditions could limit cash flow available for dividend distributions, as well as the form and timing of such distributions, to Essex's stockholders or the Operating Partnership's unitholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community. The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board may consider relevant. The Board may modify our dividend policy from time to time.

Essex may choose to pay dividends in its own stock, in which case stockholders may be required to pay tax in excess of the cash they receive. If a U.S. stockholder sells the stock it receives as a dividend in order to pay applicable taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of Essex's stock would experience downward pressure if a significant number of our stockholders sell shares of Essex's stock in order to pay taxes owed on dividends.

The Maryland Business Combination Act may delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the Company's stock or otherwise be in the best interest of our stockholders. Under the Maryland Business Combination Act (the “MBCA”), certain "business combinations", including a merger, between a Maryland corporation and certain “interested stockholders” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder and must be approved pursuant to certain supermajority voting requirements, subject to certain exemptions which include business combinations that are exempted by the Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to this exemption, the Board irrevocably has elected to exempt any business combination among the Company, Mr. Marcus and MMC or any entity owned or controlled by Mr. Marcus and MMC. However, other transactions with interested stockholders subject to the MBCA may be delayed or may not meet the related supermajority voting or other requirements of the MBCA, which may delay or prevent the consummation of such transactions.

Certain provisions contained in the Operating Partnership agreement, Charter and Bylaws, and certain provisions of the Maryland General Corporation Law could delay, defer or prevent a change in control. While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement may limit the Company’s power to act with respect to the Operating Partnership, which could delay, defer or prevent a transaction or a change in control that may otherwise be in the best interests of its stockholders or that could otherwise adversely affect their interests.

The Company’s Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such stock without the approval of the holders of the common stock. The Company may establish one or more classes or series of stock that could delay, defer or prevent a transaction or a change in control, or otherwise create rights that could. adversely affect the interests of holders of common stock. Additionally, the Company’s Charter contains provisions limiting the transferability and ownership of shares of capital stock, which may delay, defer or prevent a transaction or a change in control, or discourage tender offers.

The Maryland General Corporation Law (the “MGCL”) restricts the voting rights of holders of shares deemed to be "control shares." Although the Bylaws exempt the Company from the control share provisions of the MGCL, the Board may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the MGCL. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the MGCL could delay, defer or prevent a transaction or change in control.

The Company’s Charter and Bylaws as well as the MGCL also contain other provisions that may impede various actions by stockholders without approval by the Board, and that in turn may delay, defer or prevent a transaction. Those provisions include, among others, directors may be removed by stockholders, without cause, only upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of the directors, and with cause, only upon the affirmative vote of a majority of the votes entitled to be cast generally in the election of the directors; the Board can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors and the Board can classify the board such that the entire board is not up for re-election annually; stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

Loss of the Company's REIT status would have significant adverse consequences to the Company and the value of the Company's common stock. The Company has elected to be taxed as a REIT, which requires it to satisfy various annual and quarterly requirements, including income, asset and distribution tests. Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax on the Company’s taxable income, and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify, unless we are entitled to relief under statutory provisions. The additional tax liability would reduce its net earnings available for investment or distributions, and the Company would no longer be required to make distributions to its stockholders for the purpose of maintaining REIT status. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and could adversely affect the value and market price of the Company’s common stock.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments. To qualify as a REIT, we must continually satisfy certain asset, income and distribution tests and other requirements, which could materially and adversely affect us. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions. .

Legislative or other actions affecting REITs could have a negative effect on the Company or its stockholders. Changes to federal income tax laws, with or without retroactive legislation, could adversely affect the Company or its stockholders. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in the Company. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Failure of one or more of the Company’s subsidiaries to qualify as a REIT could adversely affect the Company’s ability to qualify as a REIT. The Company owns interests in multiple subsidiary REITs that have elected to be taxed as REITs under the Code. These subsidiary REITs are subject to the various REIT qualification requirements and other limitations that are applicable to the Company. If any of the Company’s subsidiary REITs were to fail to qualify as a REIT, then the subsidiary REIT would become subject to federal income tax and the Company’s ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If any of the Company’s subsidiary REITs were to fail to qualify as REITs, it is possible that the Company could also fail to qualify as a REIT.

The tax imposed on REITs engaging in "prohibited transactions" may limit the Company’s ability to engage in transactions which would be treated as sales for federal income tax purposes. Under the Code, unless certain exceptions apply, any gain resulting from transfers or dispositions of properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax, which could potentially adversely impact our status as a REIT. Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property should be treated as prohibited transactions. However, if the Internal Revenue Service successfully contends that certain transfers or disposals of properties by the Company are prohibited transactions, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction, and the Company’s ability to retain proceeds from real property sales may be jeopardized.

Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by stockholders and may be detrimental to the Company’s ability to raise additional funds through any future sale of its stock. Dividends paid by REITs to U.S. stockholders that are individuals, trusts or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations. U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs.

We may face risks in connection with Section 1031 exchanges. We occasionally dispose of real properties in transactions intended to qualify as "like-kind exchanges" under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real properties on a tax deferred basis.

Partnership tax audit rules could have a material adverse effect on us. It is possible that partnerships in which we directly or indirectly invest would be required to pay additional taxes, interest, and penalties as a result of a partnership tax audit adjustment. We, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though Essex, as a REIT, may not otherwise have been required to pay additional corporate-level taxes had we owned the assets of the partnership directly. The partnership tax audit rules apply to Essex Portfolio, L.P. and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. There can be no assurance that these rules will not have a material adverse effect on us.

General Risks

We may from time to time be subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, the payment of which could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. Litigation, including anti-trust litigation, even if resolved in our favor, could adversely impact our reputation, which could negatively impact our operations and cash flow.

Rising interest rates may affect the Company’s costs of capital and financing activities and results of operation and otherwise adversely affect the market price of our common stock. Interest rates could increase, which could result in higher interest expense on the Company’s variable rate indebtedness or increase interest rates when refinancing maturing fixed rate debt. Prolonged interest rate increases could negatively impact the Company’s ability to make acquisitions and develop projects with positive economic returns on investment and to refinance existing borrowings.

The soundness of financial institutions could adversely affect us. We maintain cash and cash equivalent balances generally in excess of federally insured limits at a limited number of financial institutions. The failure of one or more of these financial institutions may materially adversely affect our ability to recover our cash balances or our 401(k) assets. Certain financial institutions are lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we, or other parties to the transactions with us, may be unable to complete transactions as intended, which could adversely affect our business and results of operations. Additionally, certain of our tax-exempt bond financing documents require us to obtain a guarantee from a financial institution of payment of the principal and interest on the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon if we do not redeem the bonds.

The price per share of the Company’s stock may fluctuate significantly. The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including the factors discussed in this Item 1A, and actual or anticipated variations in the Company’s quarterly operating results, earnings estimates, or dividends, the resale of substantial amounts of the Company's stock, or the anticipation of such resale, general stock and bond market conditions, the general reputation of REITs and the Company, shifts in our investor base, natural disasters, armed conflict or geopolitical impacts, including, the ongoing conflict in Ukraine, or an active shooter incident. Many of these factors are beyond the

Company’s control and may cause the market price of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could be dilutive to current stockholders and adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company could issue and sell common stock, preferred stock and convertible debt securities, including pursuant to its equity distribution program, issue partnership units in the Operating Partnership, or enter into joint ventures which may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

Stockholders have limited control over changes in our policies and operations. The Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. The Board may amend or revise these and other policies without a vote of the stockholders. In addition, pursuant to the MGCL, all matters other than the election or removal of a director must be declared advisable by the Board prior to a stockholder vote.

Our score by proxy advisory firms or other corporate governance consultants advising institutional investors, as well as the increased attention to certain environmental, social and governance matters, could have an adverse effect on our reputation, the perception of our corporate governance, and thereby negatively impact the market price of our common stock. Various proxy advisory firms and other corporate governance consultants advising institutional investors provide scores of our governance measures, nominees for election as directors, executive compensation practices, environmental, social and governance (“ESG”) matters, and other matters that may be submitted to stockholders for consideration at our annual meetings. From time to time certain matters that we propose for approval may not receive a favorable score, or may result in a recommendation against the nominee or matter proposed. Some investors and financial institutions use ESG or sustainability scores, ratings or benchmarks to make financing, investment and voting decisions. These unfavorable scores may lead to rejected proposals or a loss of stockholder confidence in our corporate governance measures, which could adversely affect the market price of our common stock.

Corporate responsibility, specifically related to ESG factors, may impose additional costs and expose us to new risks. The Company and many of its investors and potential investors are focused on positive ESG business practices and sustainability scores to guide their investment strategies, including the decisions whether to invest in our common stock. Additionally, the SEC continues to issue evolving rules relating to climate risk disclosures, human capital management and other ESG matters and other regulatory bodies have issued new laws or regulations relating to board structure. Although the Company makes ESG disclosures and undertakes sustainability and diversity initiatives, the Company may not score highly on ESG matters in the future and may face increased costs in order to make such disclosures. If the criteria by which companies are rated changes, the Company may perform differently or worse than it has in the past, or it may become more expensive for the Company to access capital. The Company may face reputational damage in the event its corporate responsibility procedures, or its board structure, do not meet the standards set by various constituencies. Further, if we fail to comply with new ESG-related laws, regulations, expectations or reporting requirements, or if we are perceived as failing, our reputation and business could be adversely impacted. The occurrence of any of the foregoing could have an adverse effect on the price of the Company’s stock and the Company’s financial condition and results of operations. In addition, investments to attain an ESG outcome may not perform as expected, resulting in losses.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s portfolio as of December 31, 2022 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 252 stabilized operating apartment communities (comprising 62,147 apartment homes), of which 26,374 apartment homes are located in Southern California, 23,248 apartment homes are located in Northern California, and 12,525 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.0% of the Company’s revenues for the year ended December 31, 2022.

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

Communities

The Company’s communities are primarily urban and suburban high density wood frame communities comprising of three to seven stories above grade construction with structured parking situated on 1-10 acres of land with densities averaging between 30-80+ units per acre. As of December 31, 2022, the Company’s communities include 104 garden-style, 138 mid-rise, and 10 high-rise communities. Garden-style communities are generally defined as on-grade properties with two and/or three-story buildings with no structured parking while mid-rise communities are generally defined as properties with three to seven story buildings and some structured parking. High-rise communities are typically defined as properties with buildings that are greater than seven stories, are steel or concrete framed, and frequently have structured parking. The communities have an average of approximately 247 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, playground areas and dog parks.

The Company hires, trains and supervises on-site service and maintenance personnel. The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•located near employment centers;
•attractive communities that are well maintained; and
•proactive customer service.

Commercial Buildings

The Company owns three commercial buildings with approximately 283,000 square feet located in California and Washington, of which the Company occupied approximately 13,000 square feet as of December 31, 2022. Furthermore, as of December 31, 2022, the commercial buildings' physical occupancy rate was 83% consisting of 7 tenants, including the Company.

Operating Portfolio

The table below describes the Company’s operating portfolio as of December 31, 2022. (See Note 8, "Mortgage Notes Payable" to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.)

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	Garden	301	1971	2002	96%
Barkley, The (3)(4)	Anaheim, CA	Garden	161	1984	2000	97%
Park Viridian	Anaheim, CA	Mid-rise	320	2008	2014	96%
Bonita Cedars	Bonita, CA	Garden	120	1983	2002	97%
The Village at Toluca Lake	Burbank, CA	Mid-rise	145	1974	2017	97%
Camarillo Oaks	Camarillo, CA	Garden	564	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	Garden	159	1990	2006	98%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	2001	2014	97%
Mesa Village	Clairemont, CA	Garden	133	1963	2002	96%
Villa Siena	Costa Mesa, CA	Garden	272	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	Garden	160	1989	2014	97%
Regency at Encino	Encino, CA	Mid-rise	75	1989	2009	98%
The Havens (5)	Fountain Valley, CA	Garden	440	1969	2014	96%
Valley Park	Fountain Valley, CA	Garden	160	1969	2001	97%
Capri at Sunny Hills (4)	Fullerton, CA	Garden	102	1961	2001	95%
Haver Hill (6)	Fullerton, CA	Garden	264	1973	2012	96%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	2004	2014	97%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	1992	1997	97%
Montejo Apartments	Garden Grove, CA	Garden	124	1974	2001	97%
The Henley I	Glendale, CA	Mid-rise	83	1974	1999	96%
The Henley II	Glendale, CA	Mid-rise	132	1970	1999	96%
CBC and The Sweeps	Goleta, CA	Garden	239	1962	2006	99%
Huntington Breakers	Huntington Beach, CA	Mid-rise	342	1984	1997	97%
The Huntington	Huntington Beach, CA	Garden	276	1975	2012	97%
Hillsborough Park (7)	La Habra, CA	Garden	235	1999	1999	97%
Village Green	La Habra, CA	Garden	272	1971	2014	96%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	1988	2014	96%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	1985	1997	98%
Marbrisa	Long Beach, CA	Mid-rise	202	1987	2002	96%
Pathways at Bixby Village	Long Beach, CA	Garden	296	1975	1991	96%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	2008	2014	97%
Alessio	Los Angeles, CA	Mid-rise	624	2001	2014	96%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	2014	2016	97%
Avant	Los Angeles, CA	Mid-rise	440	2014	2015	95%
The Avery	Los Angeles, CA	Mid-rise	121	2014	2014	96%
Bellerive	Los Angeles, CA	Mid-rise	63	2011	2011	97%
Belmont Station	Los Angeles, CA	Mid-rise	275	2009	2009	96%
Bunker Hill	Los Angeles, CA	High-rise	456	1968	1998	95%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	1987	2014	95%
Cochran Apartments	Los Angeles, CA	Mid-rise	58	1989	1998	96%
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	2012	2016	97%
Gas Company Lofts (6)	Los Angeles, CA	High-rise	251	2004	2013	96%
The Blake LA	Los Angeles, CA	Mid-rise	196	1979	1997	97%
Marbella	Los Angeles, CA	Mid-rise	60	1991	2005	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Pacific Electric Lofts (8)	Los Angeles, CA	High-rise	314	2006	2012	95%
Park Catalina	Los Angeles, CA	Mid-rise	90	2002	2012	96%
Park Place	Los Angeles, CA	Mid-rise	60	1988	1997	96%
Regency Palm Court	Los Angeles, CA	Mid-rise	116	1987	2014	89%
Santee Court	Los Angeles, CA	High-rise	165	2004	2010	95%
Santee Village	Los Angeles, CA	High-rise	73	2011	2011	95%
Tiffany Court	Los Angeles, CA	Mid-rise	101	1987	2014	97%
Wallace on Sunset	Los Angeles, CA	Mid-rise	200	2021	2021	95%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	2014	2014	96%
Windsor Court	Los Angeles, CA	Mid-rise	95	1987	2014	93%
Windsor Court	Los Angeles, CA	Mid-rise	58	1988	1997	96%
Aqua at Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	2001	2014	97%
Marina City Club (9)	Marina Del Rey, CA	Mid-rise	101	1971	2004	99%
Mirabella	Marina Del Rey, CA	Mid-rise	188	2000	2000	96%
Mira Monte	Mira Mesa, CA	Garden	354	1982	2002	97%
Hillcrest Park	Newbury Park, CA	Garden	608	1973	1998	95%
Fairway Apartments at Big Canyon (10)	Newport Beach, CA	Mid-rise	74	1972	1999	93%
Muse	North Hollywood, CA	Mid-rise	152	2011	2011	96%
Country Villas	Oceanside, CA	Garden	180	1976	2002	97%
Mission Hills	Oceanside, CA	Garden	282	1984	2005	96%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	2007	2014	96%
Mariner's Place	Oxnard, CA	Garden	105	1987	2000	97%
Monterey Villas	Oxnard, CA	Garden	122	1974	1997	95%
Tierra Vista	Oxnard, CA	Mid-rise	404	2001	2001	96%
Arbors at Parc Rose (8)	Oxnard, CA	Mid-rise	373	2001	2011	96%
The Hallie	Pasadena, CA	Mid-rise	292	1972	1997	97%
The Stuart	Pasadena, CA	Mid-rise	188	2007	2014	97%
Villa Angelina	Placentia, CA	Garden	256	1970	2001	97%
Fountain Park	Playa Vista, CA	Mid-rise	705	2002	2004	96%
Highridge (4)	Rancho Palos Verdes, CA	Mid-rise	255	1972	1997	96%
Cortesia	Rancho Santa Margarita, CA	Garden	308	1999	2014	96%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	2002	2014	96%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	2002	2014	97%
Bernardo Crest	San Diego, CA	Garden	216	1988	2014	97%
Cambridge Park	San Diego, CA	Mid-rise	320	1998	2014	96%
Carmel Creek	San Diego, CA	Garden	348	2000	2014	96%
Carmel Landing	San Diego, CA	Garden	356	1989	2014	95%
Carmel Summit	San Diego, CA	Mid-rise	246	1989	2014	97%
CentrePointe	San Diego, CA	Garden	224	1974	1997	95%
Esplanade (5)	San Diego, CA	Garden	616	1986	2014	96%
Form 15	San Diego, CA	Mid-rise	242	2014	2016	97%
Montanosa	San Diego, CA	Garden	472	1990	2014	97%
Summit Park	San Diego, CA	Garden	300	1972	2002	97%
Essex Skyline (11)	Santa Ana, CA	High-rise	350	2008	2010	94%
Fairhaven Apartments (4)	Santa Ana, CA	Garden	164	1970	2001	97%
Parkside Court (5)	Santa Ana, CA	Mid-rise	210	1986	2014	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	2002	2014	96%
Hope Ranch	Santa Barbara, CA	Garden	108	1965	2007	97%
Bridgeport Coast (12)	Santa Clarita, CA	Mid-rise	188	2006	2014	96%
Meadowood (7)	Simi Valley, CA	Garden	320	1986	1996	95%
Shadow Point	Spring Valley, CA	Garden	172	1983	2002	96%
The Fairways at Westridge (12)	Valencia, CA	Mid-rise	234	2004	2014	97%
The Vistas of West Hills (12)	Valencia, CA	Mid-rise	220	2009	2014	97%
Allegro	Valley Village, CA	Mid-rise	97	2010	2010	97%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	1971	1997	96%
Pinehurst (13)	Ventura, CA	Garden	28	1973	2004	99%
Woodside Village	Ventura, CA	Garden	145	1987	2004	97%
Passage Buena Vista (14)	Vista, CA	Garden	179	2020	2021	96%
Walnut Heights	Walnut, CA	Garden	163	1964	2003	97%
The Dylan	West Hollywood, CA	Mid-rise	184	2014	2014	95%
The Huxley	West Hollywood, CA	Mid-rise	187	2014	2014	96%
Reveal	Woodland Hills, CA	Mid-rise	438	2010	2011	96%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	1970	1999	96%
Vela (16)	Woodland Hills, CA	Mid-rise	379	2018	2022	95%
			26,374			96%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	1974	2006	96%
Fourth & U	Berkeley, CA	Mid-rise	171	2010	2010	94%
The Commons	Campbell, CA	Garden	264	1973	2010	97%
Pointe at Cupertino	Cupertino, CA	Garden	116	1963	1998	97%
Connolly Station	Dublin, CA	Mid-rise	309	2014	2014	96%
Avenue 64	Emeryville, CA	Mid-rise	224	2007	2014	95%
The Courtyards at 65th Street (15)	Emeryville, CA	Mid-rise	331	2004	2019	94%
Emme	Emeryville, CA	Mid-rise	190	2015	2015	94%
Foster's Landing	Foster City, CA	Garden	490	1987	2014	96%
Stevenson Place	Fremont, CA	Garden	200	1975	2000	95%
Mission Peaks	Fremont, CA	Mid-rise	453	1995	2014	96%
Mission Peaks II	Fremont, CA	Garden	336	1989	2014	97%
Paragon Apartments	Fremont, CA	Mid-rise	301	2013	2014	96%
Boulevard	Fremont, CA	Garden	172	1978	1996	97%
Briarwood (8)	Fremont, CA	Garden	160	1978	2011	97%
The Woods (8)	Fremont, CA	Garden	160	1978	2011	96%
The Rexford (16)	Fremont, CA	Garden	203	1973	2021	96%
City Centre (12)	Hayward, CA	Mid-rise	192	2000	2014	97%
City View	Hayward, CA	Garden	572	1975	1998	97%
Lafayette Highlands	Lafayette, CA	Garden	150	1973	2014	95%
777 Hamilton (17)	Menlo Park, CA	Mid-rise	195	2017	2019	95%
Apex	Milpitas, CA	Mid-rise	367	2014	2014	96%
Regency at Mountain View (6)	Mountain View, CA	Mid-rise	142	1970	2013	96%
Bridgeport (7)	Newark, CA	Garden	184	1987	1987	97%
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	2001	2014	96%
The Grand	Oakland, CA	High-rise	243	2009	2009	95%
The Galloway	Pleasanton, CA	Mid-rise	506	2016	2016	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Radius	Redwood City, CA	Mid-rise	264	2015	2015	95%
Township	Redwood City, CA	Mid-rise	132	2014	2019	95%
San Marcos	Richmond, CA	Mid-rise	432	2003	2003	96%
500 Folsom (14)	San Francisco, CA	High-rise	537	2021	2021	95%
Bennett Lofts	San Francisco, CA	Mid-rise	164	2004	2012	82%
Fox Plaza	San Francisco, CA	High-rise	445	1968	2013	96%
MB 360	San Francisco, CA	Mid-rise	360	2014	2014	96%
Park West	San Francisco, CA	Mid-rise	126	1958	2012	95%
101 San Fernando	San Jose, CA	Mid-rise	323	2001	2010	96%
360 Residences (15)	San Jose, CA	Mid-rise	213	2010	2017	94%
Bella Villagio	San Jose, CA	Mid-rise	231	2004	2010	96%
Century Towers (14)	San Jose, CA	High-rise	376	2017	2017	96%
Enso	San Jose, CA	Mid-rise	183	2014	2015	97%
Epic	San Jose, CA	Mid-rise	769	2013	2013	96%
Esplanade	San Jose, CA	Mid-rise	278	2002	2004	97%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	1990	2014	97%
Marquis	San Jose, CA	Mid-rise	166	2015	2016	96%
Meridian at Midtown (15)	San Jose, CA	Mid-rise	218	2015	2018	95%
Mio	San Jose, CA	Mid-rise	103	2015	2016	97%
Palm Valley	San Jose, CA	Mid-rise	1,100	2008	2014	96%
Patina at Midtown (14)	San Jose, CA	Mid-rise	269	2021	2021	95%
Sage at Cupertino (4)	San Jose, CA	Garden	230	1971	2017	95%
Silver (14)	San Jose, CA	Mid-rise	268	2019	2021	94%
The Carlyle (7)	San Jose, CA	Garden	132	2000	2000	96%
The Waterford	San Jose, CA	Mid-rise	238	2000	2000	96%
Willow Lake	San Jose, CA	Mid-rise	508	1989	2012	97%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	1988	2014	96%
Hillsdale Garden (14)	San Mateo, CA	Garden	697	1948	2006	96%
Station Park Green	San Mateo, CA	Mid-rise	599	2018	2018	95%
Deer Valley	San Rafael, CA	Garden	171	1996	2014	97%
Bel Air	San Ramon, CA	Garden	462	1988	1995	96%
Canyon Oaks	San Ramon, CA	Mid-rise	250	2005	2007	96%
Crow Canyon	San Ramon, CA	Mid-rise	400	1992	2014	97%
Foothill Gardens	San Ramon, CA	Garden	132	1985	1997	96%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	2005	2007	96%
Twin Creeks	San Ramon, CA	Garden	44	1985	1997	96%
1000 Kiely	Santa Clara, CA	Garden	121	1971	2011	97%
Le Parc	Santa Clara, CA	Garden	140	1975	1994	97%
Marina Cove (18)	Santa Clara, CA	Garden	292	1974	1994	96%
Mylo	Santa Clara, CA	Mid-rise	476	2021	2021	95%
Riley Square (8)	Santa Clara, CA	Garden	156	1972	2012	97%
Villa Granada	Santa Clara, CA	Mid-rise	270	2010	2014	96%
Chestnut Street Apartments	Santa Cruz, CA	Garden	96	2002	2008	98%
Bristol Commons	Sunnyvale, CA	Garden	188	1989	1995	96%
Brookside Oaks (4)	Sunnyvale, CA	Garden	170	1973	2000	98%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	2012	2014	96%
Magnolia Lane (19)	Sunnyvale, CA	Garden	32	2001	2007	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Magnolia Square (4)	Sunnyvale, CA	Garden	156	1963	2007	96%
Montclaire	Sunnyvale, CA	Mid-rise	390	1973	1988	97%
Reed Square	Sunnyvale, CA	Garden	100	1970	2011	97%
Solstice	Sunnyvale, CA	Mid-rise	280	2014	2014	96%
Summerhill Park	Sunnyvale, CA	Garden	100	1988	1988	98%
Via	Sunnyvale, CA	Mid-rise	284	2011	2011	96%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	1989	1989	97%
Vista Belvedere	Tiburon, CA	Mid-rise	76	1963	2004	96%
Verandas (12)	Union City, CA	Mid-rise	282	1989	2014	97%
Agora	Walnut Creek, CA	Mid-rise	49	2016	2016	97%
Brio (4)	Walnut Creek, CA	Mid-rise	300	2015	2019	96%
			23,248			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	2009	2014	96%
BellCentre	Bellevue, WA	Mid-rise	249	2001	2014	96%
Cedar Terrace	Bellevue, WA	Garden	180	1984	2005	96%
Courtyard off Main	Bellevue, WA	Mid-rise	110	2000	2010	95%
Ellington	Bellevue, WA	Mid-rise	220	1994	2014	94%
Emerald Ridge	Bellevue, WA	Garden	180	1987	1994	97%
Foothill Commons	Bellevue, WA	Mid-rise	394	1978	1990	96%
Palisades, The	Bellevue, WA	Garden	192	1977	1990	97%
Park Highland	Bellevue, WA	Mid-rise	250	1993	2014	96%
Piedmont	Bellevue, WA	Garden	396	1969	2014	96%
Sammamish View	Bellevue, WA	Garden	153	1986	1994	97%
Woodland Commons	Bellevue, WA	Garden	302	1978	1990	96%
Bothell Ridge (5)	Bothell, WA	Garden	214	1988	2014	96%
Canyon Pointe	Bothell, WA	Garden	250	1990	2003	97%
Inglenook Court	Bothell, WA	Garden	224	1985	1994	96%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	2000	2014	96%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	2000	2000	97%
Stonehedge Village	Bothell, WA	Garden	196	1986	1997	98%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	2000	2008	96%
Park Hill at Issaquah	Issaquah, WA	Garden	245	1999	1999	97%
Wandering Creek	Kent, WA	Garden	156	1986	1995	97%
Ascent	Kirkland, WA	Garden	90	1988	2012	96%
Bridle Trails	Kirkland, WA	Garden	108	1986	1997	97%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	1978	2010	97%
Evergreen Heights	Kirkland, WA	Garden	200	1990	1997	97%
Slater 116	Kirkland, WA	Mid-rise	108	2013	2013	96%
Montebello	Kirkland, WA	Garden	248	1996	2012	97%
Martha Lake Apartments (16)	Lynwood, WA	Mid-rise	155	1991	2021	97%
Aviara (19)	Mercer Island, WA	Mid-rise	166	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	Garden	164	1981	1996	98%
Monterra in Mill Creek (16)	Mill Creek, WA	Garden	139	2003	2021	97%
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	1989	2014	97%
The Elliot at Mukilteo (4)	Mukilteo, WA	Garden	301	1981	1997	96%
Castle Creek	Newcastle, WA	Garden	216	1998	1998	98%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Elevation	Redmond, WA	Garden	158	1986	2010	96%
Pure Redmond	Redmond, WA	Mid-rise	105	2016	2019	96%
Redmond Hill (8)	Redmond, WA	Garden	442	1985	2011	96%
Shadowbrook	Redmond, WA	Garden	418	1986	2014	95%
The Trails of Redmond	Redmond, WA	Garden	423	1985	2014	95%
Vesta (8)	Redmond, WA	Garden	440	1998	2011	96%
Brighton Ridge	Renton, WA	Garden	264	1986	1996	96%
Fairwood Pond	Renton, WA	Garden	194	1997	2004	98%
Forest View	Renton, WA	Garden	192	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	2001	2014	97%
8th & Republican (15)	Seattle, WA	Mid-rise	211	2016	2017	96%
Annaliese	Seattle, WA	Mid-rise	56	2009	2013	97%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	1992	2014	96%
The Bernard	Seattle, WA	Mid-rise	63	2008	2011	96%
Cairns, The	Seattle, WA	Mid-rise	99	2006	2007	95%
Collins on Pine	Seattle, WA	Mid-rise	76	2013	2014	96%
Canvas	Seattle, WA	Mid-rise	123	2014	2021	100%
Domaine	Seattle, WA	Mid-rise	92	2009	2012	97%
Expo (14)	Seattle, WA	Mid-rise	275	2012	2012	93%
Fountain Court	Seattle, WA	Mid-rise	320	2000	2000	95%
Patent 523	Seattle, WA	Mid-rise	295	2010	2010	96%
Taylor 28	Seattle, WA	Mid-rise	197	2008	2014	96%
Velo and Ray (15)	Seattle, WA	Mid-rise	308	2014	2019	96%
Vox Apartments	Seattle, WA	Mid-rise	58	2013	2013	95%
Wharfside Pointe	Seattle, WA	Mid-rise	155	1990	1994	97%
			12,525			96%

Total/Weighted Average			62,147			96%

Footnotes to the Company’s Portfolio Listing as of December 31, 2022

(1)Unless otherwise specified, the Company consolidates each community in accordance with U.S. GAAP.
(2)For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2022, except for communities that were stabilized during the year, in which case occupancy as of December 31, 2022 was used. For an explanation of how financial occupancy is calculated, see "Occupancy Rates" in this Item 2.
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

(12)This community is owned by Wesco IV, LLC ("Wesco IV") The Company has a 65.1% interest in Wesco IV, which is accounted for using the equity method of accounting.
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
(20) Represents the initial year the joint venture or consolidated community was acquired.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol "ESS".

There is no established public trading market for the Operating Partnership's limited partnership units ("OP Units").

Holders

The approximate number of holders of record of the shares of Essex's common stock was 987 as of February 21, 2023. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 21, 2023, there were 64 holders of record of OP Units, including Essex.

Return of Capital

Under provisions of the Code, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2022, 2021, and 2020 related to common stock are as follows:

	2022	2021	2020
Common Stock
Ordinary income	80.17%	70.92%	85.23%
Capital gain	16.78%	22.07%	10.68%
Unrecaptured section 1250 capital gain	3.05%	7.01%	4.09%
	100.00%	100.00%	100.00%

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

The Board of Directors declared a dividend/distribution for the fourth quarter of 2022 of $2.20 per share. The dividend/distribution was paid on January 13, 2023 to stockholders/unitholders of record as of January 3, 2023.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2023 Annual Meeting of Shareholders, under the headings "Equity Compensation Plan Information," to be filed with the SEC within 120 days of December 31, 2022.

Issuance of Registered Equity Securities

During the year ended December 31, 2022, the Company did not issue any shares of common stock under the 2021 ATM Program. As of December 31, 2022, there were no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.

Issuer Purchases of Equity Securities

In December 2015, Essex's Board of Directors authorized a stock repurchase plan to allow Essex to acquire shares of common stock up to an aggregate value of $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of each such date, Essex had $250.0 million of purchase authority remaining under the replenished plan. In September 2022, the Board of Directors approved a new stock repurchase plan to allow Essex to acquire shares of common stock up to an aggregate value of $500.0 million and as of December 31, 2022, the Company had repurchased 420,606 shares of common stock under this plan, totaling $101.7 million. The plan supersedes the previous common stock repurchase plan announced in December 2015. During the year ended December 31, 2022, the Company repurchased and retired 740,053 shares of its common stock totaling $189.7 million, including commissions, at an average price of $256.37 per share. As of December 31, 2022, the Company had $398.3 million of purchase authority remaining under the stock repurchase plan.

Performance Graph

The line graph below compares the cumulative total stockholder return on Essex's common stock for the last five years with the cumulative total return on the S&P 500, the FTSE NAREIT All Equity REIT index and the FTSE NAREIT Equity Apartments index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2017 and that all dividends were reinvested. The FTSE NAREIT Equity Apartments index was added in the current year as it more closely aligns with executive compensation and performance of the Company against its more directly comparable peers.

Essex Property Trust, Inc.
Total Return Performance (1)

Essex Property Trust, Inc.
FTSE apartment index
NAREIT All Equity REIT Index
S&P 500
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Essex Property Trust, Inc.	$100.00	$104.83	$132.00	$108.12	$164.77	$102.55
FTSE NAREIT Equity Apartments Index	$100.00	$103.70	$130.99	$110.89	$181.43	$123.46
FTSE NAREIT All Equity REITs Index	$100.00	$95.96	$123.46	$117.14	$165.51	$124.22
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88

(1)Common stock performance data is provided by S&P Global Market Intelligence.

The graph and other information furnished under the above caption "Performance Graph" in this Part II Item 5 of this Form 10-K shall not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2022 and 2021, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2022 and 2021, Essex issued an aggregate of 76,246 and 248,725 shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of $19.5 million and $58.5 million to the Operating Partnership in exchange for an aggregate of 76,246 and 248,725 OP Units, as required by the Operating Partnership’s partnership agreement, during the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, Essex issued an aggregate of 11,707 and 30,360 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 11,707 and 30,360 OP Units during the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, Essex issued an aggregate of 8,310 and 10,293 shares of its common stock in connection with the exchange of OP Units by limited partners into shares of common stock. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 8,310 and 10,293 OP Units during the year ended December 31, 2022 and 2021, respectively.

Essex may sell shares through its equity distribution program, then contribute the net proceeds from these share issuances to the Operating Partnership in exchange for OP Units as required by the Operating Partnership's partnership agreement. During the year ended December 31, 2022 and 2021, the Company did not issue or sell any shares of common stock pursuant to the 2021 ATM Program. As of December 31, 2022, there were no outstanding forward sale agreements.

Stock Repurchases

The following table summarizes the Company's purchase of shares of its common stock during the three months ended December 31, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
November 1, 2022 - November 30, 2022	28,200	$210.82	28,200	$424.2
December 1, 2022 - December 31, 2022	121,009	$213.45	121,009	$398.3
Total	149,209	$212.95	149,209	$398.3

(1) In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. Following the approval of the new plan, 420,606 shares of common stock totaling $101.7 million were repurchased under the new plan.

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of December 31, 2022, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of December 31, 2022, the Company owned or had ownership interests in 252 operating apartment communities, comprising 62,147 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2022, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $102.0 million. The estimated remaining project costs are approximately $25.0 million, $12.8 million of which represents the Company's estimated remaining costs, for total estimated project costs of $127.0 million.

As of December 31, 2022, the Company also had an ownership interest in three operating commercial buildings (totaling approximately 283,000 square feet).

By region, the Company's operating results for 2022 and 2021 and projection for 2023 new housing supply (defined as new multifamily apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing), projection for 2023 job growth, and 2023 estimated Same-Property revenue growth are as follows:

Southern California Region:  As of December 31, 2022, this region represented 43% of the Company’s consolidated operating apartment homes. Revenues for "2022 Same-Properties" (as defined below), or "Same-Property revenues," increased 11.3% in 2022 as compared to 2021. In 2023, the Company projects new residential supply of 30,300 apartment homes and single family homes, which represents 0.5% of the total housing stock. The Company projects an increase of 2,000 jobs or 0.3% in the Southern California region.

Northern California Region:  As of December 31, 2022, this region represented 37% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 8.4% in 2022 as compared to 2021. In 2023, the Company projects new residential supply of 12,750 apartment homes and single family homes, which represents 0.5% of the total housing stock. The Company projects an increase of 4,500 jobs or 0.7% in the Northern California region.

Seattle Metro Region: As of December 31, 2022, this region represented 20% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 12.0% in 2022 as compared to 2021. In 2023, the Company projects new residential supply of 14,450 apartment homes and single family homes, which represents 1.1% of the total housing stock. The Company projects an increase of 3,000 jobs or 0.4% in the Seattle Metro region.

In total, the Company projects an increase in 2023 Same-Property revenues of between 3.25% to 4.75%. Same-Property operating expenses are projected to increase in 2023 by 4.50% to 5.50%.

The Company’s consolidated operating communities are as follows:

	As of		As of
	December 31, 2022		December 31, 2021
	Apartment Homes	%	Apartment Homes	%
Southern California	22,151	43%	22,190	43%
Northern California	19,230	37%	19,123	37%
Seattle Metro	10,341	20%	10,341	20%
Total	51,722	100%	51,654	100%

Co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

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

While COVID-19’s impact begins to dissipate, geopolitical tensions between Russian and Ukraine increased uncertainty during
2022. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

The long-term impact of these developments will largely depend on new information which may emerge concerning the
COVID-19 pandemic, future laws that may be enacted, geopolitical tensions, inflation, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2022 and 2021) have generally remained higher than the pre-pandemic period due to on-going eviction moratoria related to the COVID-19 pandemic, and above the typical historical range of 0.3% to 0.4% since the second quarter of 2020. Cash delinquencies remained elevated at 1.9% for 2021 but decreased to 1.2% in 2022, attributable to government payments for Emergency Rental Assistance which was mostly depleted by December 31, 2022. The Company continues to work with residents to collect such cash delinquencies. As of December 31, 2022, the delinquencies have not had a material adverse impact to the Company's liquidity position. The Company's average financial occupancy for the Company's Same-Property portfolio decreased slightly from 96.4% for the year ended December 31, 2021 to 96.1% for the year ended December 31, 2022.

The COVID-19 pandemic and the resulting macroeconomic conditions have not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the year ended December 31, 2022 discussed in the “Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2022 to the Year Ended December 31, 2021

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "2022 Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2022 and 2021) decreased 30 basis points to 96.1% in 2022 from 96.4% in 2021. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2022 Same-Property portfolio for financial occupancy for the years ended December 31, 2022 and 2021 is as follows:

	Years ended December 31,
	2022	2021
Southern California	96.2%	96.7%
Northern California	96.1%	96.2%
Seattle Metro	95.8%	96.2%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2022 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2022	2021	Change	Change
2022 Same-Properties:
Southern California	21,006	$624,907	$561,326	$63,581	11.3%
Northern California	17,895	591,556	545,535	46,021	8.4%
Seattle Metro	10,218	268,512	239,819	28,693	12.0%
Total 2022 Same-Property Revenues	49,119	1,484,975	1,346,680	138,295	10.3%
2022 Non-Same Property Revenues		110,700	84,738	25,962	30.6%
Total Property Revenues		$1,595,675	$1,431,418	$164,257	11.5%

2022 Same-Property Revenues increased by $138.3 million or 10.3% to $1.5 billion for 2022 compared to $1.3 billion in 2021. The increase was primarily attributable to an increase of 7.2% in average rental rates from $2,320 for 2021 to $2,486 for 2022 and 2.3% of the increase was attributable to a decrease in cash concessions in 2022 compared to 2021.

2022 Non-Same Property Revenues increased by $26.0 million or 30.6% to $110.7 million in 2022 compared to $84.7 million in 2021. The increase was primarily due to the acquisitions of The Village at Toluca Lake and Canvas in 2021, the acquisitions of Regency Palm Court and Windsor Court in 2022, and an increase in average rental rates.

Management and other fees from affiliates increased by $2.0 million or 22.0% to $11.1 million in 2022 from $9.1 million in 2021. The increase was primarily due to the addition of Martha Lake Apartments, Monterra in Mill Creek, The Rexford, and Silver communities to the Company's joint venture portfolio in 2021 and Vela in 2022, partially offset by the Company's purchases of BEX III, LLC's 50.0% interest in The Village at Toluca Lake in 2021, and its joint venture partner's 49.8% interest in Essex JV LLC co-investment that owned Regency Palm Court and Windsor Court, in 2022.

Property operating expenses, excluding real estate taxes increased by $18.5 million or 7.0% to $283.4 million in 2022 compared to $264.9 million in 2021, primarily due to increases of $9.2 million in utilities expenses, $7.4 million in maintenance and repairs expenses, and $1.9 million in administrative expenses. 2022 Same-Property operating expenses, excluding real estate taxes, increased by $15.5 million or 6.1% to $268.6 million in 2022 compared to $253.1 million in 2021, primarily due to increases of $8.0 million in utilities expenses, $6.2 million in maintenance and repairs expenses, $0.8 million in insurance and other expenses, and $0.5 million in administrative expenses.

Real estate taxes increased by $3.5 million or 1.9% to $183.9 million in 2022 compared to $180.4 million in 2021, primarily due to real estate taxes from the completion of development properties Wallace on Sunset in 2021 and Station Park Green (Phase IV) in 2022, as well as the acquisitions of The Village at Toluca Lake, Canvas, and 7 S Linden Commercial properties during 2021. 2022 Same-Property real estate taxes increased by $0.3 million or 0.2% to $164.0 million in 2022 compared to $163.7 million in 2021 primarily due to increased valuations and tax rates.

Corporate-level property management expenses increased by $4.5 million or 12.4% to $40.7 million in 2022 compared to $36.2 million in 2021 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $19.2 million or 3.7% to $539.3 million in 2022 compared to $520.1 million in 2021, primarily due to an increase in depreciation expense from the completion of development properties Mylo and Wallace on Sunset in 2021, Station Park Green (Phase IV) in 2022, as well as the acquisitions of The Village at Toluca Lake and Canvas in 2021, and Regency Palm Court and Windsor Court in 2022.

Gain on sale of real estate and land of $94.4 million in 2022 was attributable to the sale of Anavia in the fourth quarter of 2022. The Company's $143.0 million gain on sale of real estate and land in 2021 was attributable to the sale of Hidden Valley, Axis 2300, Park 20, and Devonshire Apartments during 2021.

Interest expense increased by $1.7 million or 0.8% to $204.8 million in 2022 compared to $203.1 million in 2021, primarily due to the issuance of new senior unsecured notes in 2021 which resulted in an increase in interest expense of $4.8 million and increased borrowing on the Company's unsecured lines of credit, and higher average interest rates, which resulted in an increase in interest expense of $3.0 million. Additionally, there was a $3.9 million decrease in capitalized interest in 2022, due to a decrease in development activity as compared to the same period in 2021. These increases in interest expense were partially offset by various debts that were paid off, matured, or regular principal payments during and after 2021 which resulted in a decrease in interest expense of $10.0 million for 2022.

Total return swap income of $7.9 million in 2022 consists of monthly settlements related to the Company's four total return swap contracts with an aggregate notional amount of $223.6 million.

Interest and other (loss) income decreased by $117.7 million or 119.3% to a loss of $19.0 million in 2022 compared to an income of $98.7 million in 2021, primarily due to unrealized losses resulting from a decrease in the fair value of marketable securities.

Equity income from co-investments decreased by $85.7 million or 76.7% to $26.0 million in 2022 compared to $111.7 million in 2021, primarily due to decreases of $93.6 million in equity income from non-core co-investments, $5.3 million in income from preferred equity investments including income from early redemptions, and a $2.1 million impairment loss from an unconsolidated co-investment. These decreases were offset by $17.1 million in co-investment promote income during 2022 and an increase of $1.0 million in loss on early retirement of debt from unconsolidated co-investments.

Deferred tax benefit on unconsolidated co-investments of $10.2 million in 2022 is primarily due to net unrealized losses from non-core unconsolidated co-investments.

Gain on remeasurement of co-investment of $17.4 million in 2022 resulted from the Company's purchase of its joint venture partner's 49.8% membership interest in Essex JV, LLC co-investment that owned Regency Palm Court and Windsor Court. Gain on remeasurement of $2.3 million in 2021 resulted from the Company's purchase of BEX III's 50.0% interest in The Village at Toluca Lake community in the second quarter of 2021.

Comparison of Year Ended December 31, 2021 to the Year Ended December 31, 2020

For the comparison of the years ended December 31, 2021 and December 31, 2020, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022 under the subheading "Comparison of Year Ended December 31, 2021 to the Year Ended December 31, 2020."

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2022, 2021 and 2020 ($ in thousands):

	For the year ended December 31,
	2022	2021	2020
Cash flow provided by (used in):
Operating activities	$975,649	$905,259	$803,108
Investing activities	$145,958	$(397,397)	$(416,900)
Financing activities	$(1,137,564)	$(533,265)	$(383,261)

Essex’s business is operated primarily through the Operating Partnership. Essex issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses from operating as a public company which are fully reimbursed by the Operating Partnership. Essex itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. Essex’s principal funding requirement is the payment of dividends on its common stock. Essex’s sole source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As of December 31, 2022, Essex owned a 96.6% general partner interest and the limited partners owned the remaining 3.4% interest in the Operating Partnership.

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

At December 31, 2022, the Company had $33.3 million of unrestricted cash and cash equivalents and $112.7 million in marketable securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during 2023. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2022, the Company had $5.4 billion of fixed rate public bonds outstanding at an average interest rate of 3.3% with maturity dates ranging from 2023 to 2050.

As of December 31, 2022, the Company’s mortgage notes payable totaled $593.9 million, net of unamortized premiums and debt issuance costs, which consisted of $371.8 million in fixed rate debt at an average interest rate of 3.6% and maturity dates ranging from 2025 to 2028 and $222.1 million of tax-exempt variable rate demand notes with a weighted average interest rate of 3.5%. The tax-exempt variable rate demand notes have maturity dates ranging from 2027 to 2046. $223.6 million is subject to total return swaps.

As of December 31, 2022, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2022, there was $40.0 million outstanding on the $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of December 31, 2022. This facility is scheduled to mature in January 2027, with two six-month extensions, exercisable at the Company's option. As of December 31, 2022, there was $12.1 million outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of December 31, 2022. This facility is scheduled to mature in July 2024.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2022 and 2021.

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

The Company has four total return swap contracts, with an aggregate notional amount of $223.6 million, that effectively converts $223.6 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps, with $223.6 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting.

As of December 31, 2022 and 2021, the aggregate carrying value of the interest rate swap contracts were an asset of $5.6 million and zero, respectively. As of December 31, 2022 and 2021, the swap contracts were presented in the consolidated balance sheets as an asset of $5.6 million and zero, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets. The aggregate carrying and fair value of the total return swaps was zero at both December 31, 2022 and 2021.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was zero for the years ended December 31, 2022, 2021, and 2020.

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

The 2021 ATM Program replaced the prior equity distribution agreement entered into in September 2018 (the "2018 ATM Program"), which was terminated upon the establishment of the 2021 ATM Program. For the year ended December 31, 2022, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of December 31, 2022, there were no outstanding forward purchase agreements, and $900.0 million of shares of common stock remain available to be sold under the 2021 ATM Program. For the years ended December 31, 2021 and 2020, the Company did not issue any shares of its common stock through the 2021 ATM Program or through the 2018 ATM Program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2022, non-revenue generating capital expenditures totaled approximately $2,670 per apartment home. These expenditures do not include expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred due to changes in government regulations that the Company would not have incurred otherwise, retail, furniture and fixtures, or expenditures for which the Company expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2022, the Company's development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $102.0 million. Estimated remaining project costs are approximately $25.0 million, $12.8 million of which represents the Company's estimated remaining costs, for total estimated project costs of $127.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2022, the Company had an interest in 264 apartment homes in communities actively under development with joint ventures for total estimated costs of $102.0 million. Total estimated remaining costs total approximately $25.0 million, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $12.8 million. In addition, the Company had an interest in 10,425 apartment homes in operating communities with joint ventures and other investments for a total book value of $491.8 million.

Real Estate and Other Commitments

The following table summarizes the Company's unfunded real estate and other future commitments at December 31, 2022 ($ in thousands):

	Number of Properties	Investment	Remaining Commitment
Joint ventures (1):
Preferred equity investments	2	$98,000	$38,000
Non-core co-investments	—	87,000	50,120

Consolidated:
Mezzanine loans	2	82,110	60,932
		$267,110	$149,052

(1) Excludes approximately $12.8 million of the Company's share of estimated project costs for LIVIA (fka Scripps Mesa Apartments) which have been fully funded.

At December 31, 2022, the Company had operating lease commitments of $162.1 million for ground, building and garage leases with maturity dates ranging from 2025 to 2083. $7.0 million of this commitment is due within the next twelve months.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities) and six co-investments as of December 31, 2022 and 2021. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $939.4 million and $324.3 million, respectively, as of December 31, 2022, and $909.3 million and $320.1 million, respectively, as of December 31, 2021. Noncontrolling interests in these entities were $121.5 million and $122.4 million as of December 31, 2022 and 2021, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2022, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the years ended December 31, 2022, 2021, and 2020.

	As of and for the years ended December 31,
	2022	2021	2020
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations attributable to common stockholders and unitholders:
Net income available to common stockholders	$408,315	$488,554	$568,870
Adjustments:
Depreciation and amortization	539,319	520,066	525,497
Gains not included in FFO attributable to common stockholders and unitholders	(111,839)	(145,253)	(301,886)
Impairment loss from unconsolidated co-investments	2,105	—	1,825
Depreciation and amortization from unconsolidated co-investments	72,585	61,059	51,594
Noncontrolling interest related to Operating Partnership units	14,297	17,191	19,912
Depreciation attributable to third party ownership and other (1)	(1,421)	(571)	(539)
Funds from operations attributable to common stockholders and unitholders	$923,361	$941,046	$865,273
Non-core items:
Expensed acquisition and investment related costs	2,132	203	1,591
Deferred tax (benefit) expense on unconsolidated co-investments (2)	(10,236)	15,668	1,531
Gain on sale of marketable securities	(12,436)	(3,400)	(2,131)
Change in unrealized losses (gains) on marketable securities, net	57,983	(33,104)	(12,515)
Provision for credit losses	(381)	141	687
Equity loss (income) from non-core co-investments (3)	38,045	(55,602)	(5,289)
Loss on early retirement of debt, net	2	19,010	22,883
Loss (gain) on early retirement of debt from unconsolidated co-investment	988	25	(38)
Co-investment promote income	(17,076)	—	(6,455)
Income from early redemption of preferred equity investments and notes receivable	(1,669)	(8,469)	(210)
Accelerated interest income from maturity of investment in mortgage backed security	—	—	(11,753)
General and administrative and other, net	2,536	1,026	14,958
Insurance reimbursements, legal settlements, and other, net	(5,392)	(35,234)	(81)
Core funds from operations attributable to common stockholders and unitholders	$977,857	$841,310	$868,451
Weighted average number of shares outstanding, diluted (FFO) (4)	67,375	67,335	67,726
Funds from operations attributable to common stockholders and unitholders per share - diluted	$13.70	$13.98	$12.78
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$14.51	$12.49	$12.82

(1)The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the twelve months ended December 31, 2022 was $3.3 million.
(2)Represents deferred tax (benefit) expense related to net unrealized gains or losses on technology co-investments.
(3)Represents the Company's share of co-investment loss (income) from technology co-investments.
(4)Assumes conversion of all outstanding OP Units into shares of the Company's common stock and excludes DownREIT limited partnership units.

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

	2022	2021	2020
Earnings from operations	$595,229	$529,995	$491,441
Adjustments:
Corporate-level property management expenses	40,704	36,211	34,361
Depreciation and amortization	539,319	520,066	525,497
Management and other fees from affiliates	(11,139)	(9,138)	(9,598)
General and administrative	56,577	51,838	65,388
Expensed acquisition and investment related costs	2,132	203	1,591
Impairment loss	—	—	1,825
Gain on sale of real estate and land	(94,416)	(142,993)	(64,967)
NOI	1,128,406	986,182	1,045,538
Less: Non Same-Property NOI	(76,027)	(56,267)	(89,865)
Same-Property NOI	$1,052,379	$929,915	$955,673

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act") and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company's expectations related to the continued evolution of the work-from-home trend in light of the COVID-19 pandemic, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, 2022 Same-Property revenue and operating expenses generally and in specific regions, the real estate markets in the geographies in which the Company's properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, inflation, the labor market, supply chain impacts and ongoing hostilities between Russia and Ukraine, trends affecting the Company's financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: potential future outbreaks of infectious diseases or other health concerns, which could adversely affect the Company's business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; uncertainties regarding ongoing hostilities between Russia and Ukraine and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company's estimates and assumptions after the date of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2022, the Company had one interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the unsecured term loan that had not been drawn and had a balance of zero. As of December 31, 2022, the Company also had $223.6 million of secured variable rate indebtedness. The Company’s interest rate swap is designated as a cash flow hedge as of December 31, 2022. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of December 31, 2022. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2022.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$5,556	$10,107	$851
Total cash flow hedges	$300,000	2026	$5,556	$10,107	$851

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $223.6 million that effectively convert $223.6 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at December 31, 2022. The Company is exposed to insignificant interest rate risk on these swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated the fair value of the Company’s $5.7 billion of fixed rate debt at December 31, 2022, to be $5.2 billion. Management has estimated the fair value of the Company’s $275.7 million of variable rate debt at December 31, 2022, to be $273.2 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	For the Years Ended December 31,
($ in thousands, except for interest rates)	2023	2024	2025	2026	2027	Thereafter	Total	Fair value
Fixed rate debt	$302,093	$402,177	$632,035	$548,291	$419,558	$3,417,000	$5,721,154	$5,195,981
Average interest rate	3.4%	4.0%	3.5%	3.5%	3.8%	3.0%
Variable rate debt (1)	$852	$13,005	$1,019	$1,114	$84,397	$175,269	$275,656	$273,160
Average interest rate	3.6%	4.3%	3.6%	3.6%	3.4%	3.7%

(1)$223.6 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of December 31, 2022; it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2022, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, Essex’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2022. In making this assessment, Essex’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Essex’s management has concluded that, as of December 31, 2022, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2022, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2022, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2023 Annual Meeting of Stockholders, under the heading "Board and Corporate Governance Matters," to be filed with the SEC within 120 days of December 31, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2023 Annual Meeting of Stockholders, under the headings "Executive Compensation" and "Director Compensation," to be filed with the SEC within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2023 Annual Meeting of Stockholders, under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the SEC within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2023 Annual Meeting of Stockholders, under the heading "Certain Relationships and Related Persons Transactions," to be filed with the SEC within 120 days of December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2023 Annual Meeting of Stockholders, under the headings "Report of the Audit Committee" and "Fees Paid to KPMG LLP," to be filed with the SEC within 120 days of December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)	F-1

Consolidated Balance Sheets: As of December 31, 2022 and 2021	F-6

Consolidated Statements of Income: Years ended December 31, 2022, 2021, and 2020	F-7

Consolidated Statements of Comprehensive Income: Years ended December 31, 2022, 2021, and 2020	F-8

Consolidated Statements of Equity: Years ended December 31, 2022, 2021, and 2020	F-9

Consolidated Statements of Cash Flows: Years ended December 31, 2022, 2021, and 2020	F-11

Notes to Consolidated Financial Statements	F-20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets: As of December 31, 2022 and 2021	F-13

Consolidated Statements of Income: Years ended December 31, 2022, 2021, and 2020	F-14

Consolidated Statements of Comprehensive Income: Years ended December 31, 2022, 2021, and 2020	F-15

Consolidated Statements of Capital: Years ended December 31, 2022, 2021, and 2020	F-16

Consolidated Statements of Cash Flows: Years ended December 31, 2022, 2021, and 2020	F-18

Notes to Consolidated Financial Statements	F-20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022	F-57

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of events or changes in circumstances that indicate rental properties may be impaired

As discussed in Note 2 to the consolidated financial statements, the Company evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may be impaired. The Company had $10.8 billion in rental properties as of December 31, 2022.

We identified the evaluation of events or changes in circumstances that indicate rental properties may be impaired as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate the length of the period the Company expects to receive cash flows from the rental property. Changes to shorten the period the Company expects to receive cash flows from the rental property could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to evaluate events or changes in circumstances that would indicate rental properties may be impaired. This included controls over the process for determining the length of the period the Company expects to receive cash flows from the rental property. We evaluated the Company’s assessment by (1) inquiring with the Company about events or changes in circumstances considered by the Company, (2) considering certain factors related to the current economic environment, and (3) reading board of director’s minutes and external communications with investors and analysts.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

San Francisco, California
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Essex Property Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of Essex Portfolio, L.P. and the Board of Directors of Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of events or changes in circumstances that indicate rental properties may be impaired

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may be impaired. The Operating Partnership had $10.8 billion in rental properties as of December 31, 2022.

We identified the evaluation of events or changes in circumstances that indicate rental properties may be impaired as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate the length of the period the Operating Partnership expects to receive cash flows from the rental property. Changes to shorten the period the Operating Partnership expects to receive cash flows from the rental property could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s process to evaluate events or changes in circumstances that would indicate rental properties may be impaired. This included controls over the process for determining the length of the period the Operating Partnership expects to receive cash flows from the rental property. We evaluated the Operating Partnership’s assessment by (1) inquiring with the Operating Partnership about events or changes in circumstances considered by the Operating Partnership, (2) considering certain factors related to the current economic environment, and (3) reading board of director’s minutes and external communications with investors and analysts.

/s/ KPMG LLP

We have served as the Operating Partnership's auditor since 2013.

San Francisco, California
February 23, 2023

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(Dollars in thousands, except share amounts)

	2022	2021
ASSETS
Real estate:
Rental properties:
Land and land improvements	$3,043,321	$3,032,678
Buildings and improvements	12,922,906	12,597,249
	15,966,227	15,629,927
Less: accumulated depreciation	(5,152,133)	(4,646,854)
	10,814,094	10,983,073
Real estate under development	24,857	111,562
Co-investments	1,127,491	1,177,802
	11,966,442	12,272,437
Cash and cash equivalents-unrestricted	33,295	48,420
Cash and cash equivalents-restricted	9,386	10,218
Marketable securities, net of allowance for credit losses of zero as of both December 31, 2022 and December 31, 2021	112,743	191,829
Notes and other receivables, net of allowance for credit losses of $0.3 million and $0.8 million as of December 31, 2022 and December 31, 2021 (includes related party receivables of $7.0 million and $176.9 million as of December 31, 2022 and December 31, 2021, respectively)	103,045	341,033
Operating lease right-of-use assets	67,239	68,972
Prepaid expenses and other assets	80,755	64,964
Total assets	$12,372,905	$12,997,873
LIABILITIES AND EQUITY
Unsecured debt, net	$5,312,168	$5,307,196
Mortgage notes payable, net	593,943	638,957
Lines of credit	52,073	341,257
Accounts payable and accrued liabilities	165,461	180,751
Construction payable	23,159	29,136
Dividends payable	149,166	143,213
Distributions in excess of investments in co-investments	42,532	35,545
Operating lease liabilities	68,696	70,675
Other liabilities	43,441	39,969
Total liabilities	6,450,639	6,786,699
Commitments and contingencies
Redeemable noncontrolling interest	27,150	34,666
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,604,603 and 65,248,393 shares issued and outstanding, respectively	6	7
Additional paid-in capital	6,750,076	6,915,981
Distributions in excess of accumulated earnings	(1,080,176)	(916,833)
Accumulated other comprehensive income (loss), net	46,466	(5,552)
Total stockholders' equity	5,716,372	5,993,603
Noncontrolling interest	178,744	182,905
Total equity	5,895,116	6,176,508
Total liabilities and equity	$12,372,905	$12,997,873

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2022, 2021 and 2020
(Dollars in thousands, except per share and share amounts)

	2022	2021	2020
Revenues:
Rental and other property	$1,595,675	$1,431,418	$1,486,150
Management and other fees from affiliates	11,139	9,138	9,598
	1,606,814	1,440,556	1,495,748
Expenses:
Property operating, excluding real estate taxes	283,351	264,869	263,601
Real estate taxes	183,918	180,367	177,011
Corporate-level property management expenses	40,704	36,211	34,361
Depreciation and amortization	539,319	520,066	525,497
General and administrative	56,577	51,838	65,388
Expensed acquisition and investment related costs	2,132	203	1,591
Impairment loss	—	—	1,825
	1,106,001	1,053,554	1,069,274
Gain on sale of real estate and land	94,416	142,993	64,967
Earnings from operations	595,229	529,995	491,441
Interest expense	(204,798)	(203,125)	(220,633)
Total return swap income	7,907	10,774	10,733
Interest and other (loss) income	(19,040)	98,744	40,999
Equity income from co-investments	26,030	111,721	66,512
Deferred tax benefit (expense) on unconsolidated co-investments	10,236	(15,668)	(1,531)
Loss on early retirement of debt, net	(2)	(19,010)	(22,883)
Gain on remeasurement of co-investment	17,423	2,260	234,694
Net income	432,985	515,691	599,332
Net income attributable to noncontrolling interest	(24,670)	(27,137)	(30,462)
Net income available to common stockholders	$408,315	$488,554	$568,870
Per share data:
Basic:
Net income available to common stockholders	$6.27	$7.51	$8.69
Weighted average number of shares outstanding during the year	65,079,764	65,051,465	65,454,057
Diluted:
Net income available to common stockholders	$6.27	$7.51	$8.69
Weighted average number of shares outstanding during the year	65,098,186	65,088,874	65,564,982

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	2022	2021	2020
Net income	$432,985	$515,691	$599,332
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	54,158	9,170	(4,148)
Cash flow hedge losses reclassified to earnings	—	—	3,338
Change in fair value of marketable debt securities, net	233	329	(61)
Reversal of unrealized gains upon the sale of marketable debt securities	(577)	—	—
Total other comprehensive income (loss)	53,814	9,499	(871)
Comprehensive income	486,799	525,190	598,461
Comprehensive income attributable to noncontrolling interest	(26,466)	(27,459)	(30,432)
Comprehensive income attributable to controlling interest	$460,333	$497,731	$568,029

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2022, 2021 and 2020
(Dollars and shares in thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Shares	Amount
Balances at December 31, 2019	66,092	$7	$7,121,927	$(887,619)	$(13,888)	$183,077	$6,403,504
Net income	—	—	—	568,870	—	30,462	599,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,225	113	3,338
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,007)	(141)	(4,148)
Change in fair value of marketable debt securities, net	—	—	—	—	(59)	(2)	(61)
Issuance of common stock under:
Stock option and restricted stock plans, net	95	—	9,201	—	—	—	9,201
Sale of common stock, net	—	—	(296)	—	—	—	(296)
Equity based compensation costs	—	—	12,453	—	—	460	12,913
Retirement of common stock, net	(1,197)	(1)	(269,314)	—	—	—	(269,315)
Cumulative effect upon adoption of ASU No. 2016-13	—	—	—	(190)	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,375	—	—	(76)	4,299
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(31,367)	(31,367)
Redemptions of noncontrolling interest	9	—	(2,020)	—	—	(1,093)	(3,113)
Common stock dividends ($8.31 per share)	—	—	—	(542,254)	—	—	(542,254)
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income				488,554		27,137	515,691
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	8,859	311	9,170
Change in fair value of marketable debt securities, net	—	—	—	—	318	11	329
Issuance of common stock under:
Stock option and restricted stock plans, net	279	1	53,051	—	—	—	53,052
Sale of common stock, net	—	—	(455)	—	—	—	(455)
Equity based compensation costs	—	—	11,286	—	—	397	11,683
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)

Changes in the redemption value of redeemable noncontrolling interest	—	—	(7,489)	—	—	599	(6,890)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(29,341)	(29,341)
Redemptions of noncontrolling interest	10	—	(7,566)	—	—	(891)	(8,457)
Common stock dividends ($8.36 per share)	—	—	—	(544,194)	—	—	(544,194)
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	408,315	—	24,670	432,985
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(557)	(20)	(577)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	52,351	1,807	54,158
Change in fair value of marketable debt securities, net	—	—	—	—	224	9	233
Issuance of common stock under:
Stock option and restricted stock plans, net	89	—	17,309	—	—	—	17,309
Sale of common stock, net	—	—	(314)	—	—	—	(314)
Equity based compensation costs	—	—	11,059	—	—	387	11,446
Retirement of common stock, net	(740)	(1)	(189,725)	—	—	—	(189,726)
Changes in the redemption value of redeemable noncontrolling interest	—	—	6,230	—	—	808	7,038
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(30,959)	(30,959)
Redemptions of noncontrolling interest	8	—	(10,464)	—	—	(988)	(11,452)
Common stock dividends ($8.80 per share)	—	—	—	(571,658)		—	(571,658)
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$432,985	$515,691	$599,332
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	3,330	9,672	(19,426)
Depreciation and amortization	539,319	520,066	525,497
Amortization of discount on marketable securities	—	—	(19,075)
Amortization of discount and debt financing costs, net	6,712	9,538	6,674
Gain on sale of marketable securities	(12,436)	(3,400)	(2,131)
Income from early redemption of notes receivable	(811)	(4,939)	—
Provision for credit losses	381	141	687
Unrealized losses (gains) on equity securities recognized through income	57,983	(33,104)	(12,515)
Company's share of gain on the sales of co-investments	—	—	(2,225)
Earnings from co-investments	(26,030)	(111,721)	(64,287)
Operating distributions from co-investments	95,256	104,833	74,419
Accrued interest from notes and other receivables	(13,953)	(15,902)	(3,683)
Impairment loss	—	—	1,825
Gain on the sale of real estate and land	(94,416)	(142,993)	(64,967)
Equity-based compensation	7,206	7,308	8,157
Loss on early retirement of debt, net	2	19,010	22,883
Gain on remeasurement of co-investment	(17,423)	(2,260)	(234,694)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	5,183	4,878	(3,730)
Accounts payable, accrued liabilities, and operating lease liabilities	(17,266)	22,298	(10,382)
Other liabilities	9,627	6,143	749
Net cash provided by operating activities	975,649	905,259	803,108
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(21,870)	(153,481)	(460,421)
Redevelopment	(96,718)	(61,671)	(48,980)
Development acquisitions of and additions to real estate under development	(27,713)	(49,784)	(108,781)
Capital expenditures on rental properties	(163,193)	(121,195)	(90,085)
Investments in notes receivable	(168,095)	(245,144)	(135,343)
Collections of notes and other receivables	412,006	104,405	98,711
Proceeds from insurance for property losses	4,325	879	723
Proceeds from dispositions of real estate	157,985	297,454	339,165
Contributions to co-investments	(163,188)	(306,266)	(114,017)
Changes in refundable deposits	(16,318)	(9,486)	96
Purchases of marketable securities	(18,109)	(23,805)	(83,379)
Sales and maturities of marketable securities	71,222	16,577	113,465

Non-operating distributions from co-investments	175,624	154,120	71,946
Net cash provided by (used in) investing activities	145,958	(397,397)	(416,900)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	745,505	1,452,808
Payments on unsecured debt and mortgage notes	(64,542)	(1,053,501)	(916,209)
Proceeds from lines of credit	1,376,452	1,050,589	1,038,426
Repayments of lines of credit	(1,665,636)	(709,332)	(1,093,426)
Retirement of common stock	(189,726)	(9,172)	(269,315)
Additions to deferred charges	(2,638)	(8,350)	(13,772)
Payments related to debt prepayment penalties	—	(18,342)	(19,605)
Net proceeds from issuance of common stock	(314)	(455)	(296)
Net proceeds from stock options exercised	19,525	58,497	14,865
Payments related to tax withholding for share-based compensation	(2,216)	(5,445)	(5,664)
Contributions from noncontrolling interest	125	1,900	—
Distributions to noncontrolling interest	(30,740)	(29,379)	(30,990)
Redemption of noncontrolling interest	(11,452)	(8,457)	(3,113)
Redemption of redeemable noncontrolling interest	(478)	(4,463)	(872)
Common stock dividends paid	(565,924)	(542,860)	(536,098)
Net cash used in financing activities	(1,137,564)	(533,265)	(383,261)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(15,957)	(25,403)	2,947
Unrestricted and restricted cash and cash equivalents at beginning of period	58,638	84,041	81,094
Unrestricted and restricted cash and cash equivalents at end of period	$42,681	$58,638	$84,041

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$198,323	$194,203	$211,732
Interest capitalized	$2,272	$6,153	$14,615
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,987	$6,963	$6,892

Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$100,737	$328,393	$253,039
Transfer from real estate under development to co-investments	$2,276	$3,068	$1,739
Reclassifications (from) to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$(7,038)	$6,890	$(4,299)
Debt assumed in connection with acquisition	$21,303	$—	$—

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(Dollars in thousands, except per unit amounts)

	2022	2021
ASSETS
Real estate:
Rental properties:
Land and land improvements	$3,043,321	$3,032,678
Buildings and improvements	12,922,906	12,597,249
	15,966,227	15,629,927
Less: accumulated depreciation	(5,152,133)	(4,646,854)
	10,814,094	10,983,073
Real estate under development	24,857	111,562
Co-investments	1,127,491	1,177,802
	11,966,442	12,272,437
Cash and cash equivalents-unrestricted	33,295	48,420
Cash and cash equivalents-restricted	9,386	10,218
Marketable securities, net of allowance for credit losses of zero as of both December 31, 2022 and December 31, 2021	112,743	191,829
Notes and other receivables, net of allowance for credit losses of $0.3 million and $0.8 million as of December 31, 2022 and December 31, 2021 (includes related party receivables of $7.0 million and $176.9 million as of December 31, 2022 and December 31, 2021, respectively)	103,045	341,033
Operating lease right-of-use assets	67,239	68,972
Prepaid expenses and other assets	80,755	64,964
Total assets	$12,372,905	$12,997,873
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,312,168	$5,307,196
Mortgage notes payable, net	593,943	638,957
Lines of credit	52,073	341,257
Accounts payable and accrued liabilities	165,461	180,751
Construction payable	23,159	29,136
Distributions payable	149,166	143,213
Distributions in excess of investments in co-investments	42,532	35,545
Operating lease liabilities	68,696	70,675
Other liabilities	43,441	39,969
Total liabilities	6,450,639	6,786,699
Commitments and contingencies
Redeemable noncontrolling interest	27,150	34,666
Capital:
General Partner:
Common equity (64,604,603 and 65,248,393 units issued and outstanding, respectively)	5,669,906	5,999,155
	5,669,906	5,999,155
Limited Partners:
Common equity (2,272,496 and 2,282,464 units issued and outstanding, respectively)	51,454	56,502
Accumulated other comprehensive income (loss)	52,010	(1,804)
Total partners' capital	5,773,370	6,053,853
Noncontrolling interest	121,746	122,655
Total capital	5,895,116	6,176,508
Total liabilities and capital	$12,372,905	$12,997,873

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2022, 2021, and 2020
(Dollars in thousands, except per unit and unit amounts)

	2022	2021	2020
Revenues:
Rental and other property	$1,595,675	$1,431,418	$1,486,150
Management and other fees from affiliates	11,139	9,138	9,598
	1,606,814	1,440,556	1,495,748
Expenses:
Property operating, excluding real estate taxes	283,351	264,869	263,601
Real estate taxes	183,918	180,367	177,011
Corporate-level property management expenses	40,704	36,211	34,361
Depreciation and amortization	539,319	520,066	525,497
General and administrative	56,577	51,838	65,388
Expensed acquisition and investment related costs	2,132	203	1,591
Impairment loss	—	—	1,825
	1,106,001	1,053,554	1,069,274
Gain on sale of real estate and land	94,416	142,993	64,967
Earnings from operations	595,229	529,995	491,441
Interest expense	(204,798)	(203,125)	(220,633)
Total return swap income	7,907	10,774	10,733
Interest and other (loss) income	(19,040)	98,744	40,999
Equity income from co-investments	26,030	111,721	66,512
Deferred tax benefit (expense) on unconsolidated co-investments	10,236	(15,668)	(1,531)
Loss on early retirement of debt, net	(2)	(19,010)	(22,883)
Gain on remeasurement of co-investment	17,423	2,260	234,694
Net income	432,985	515,691	599,332
Net income attributable to noncontrolling interest	(10,373)	(9,946)	(10,550)
Net income available to common unitholders	$422,612	$505,745	$588,782
Per unit data:
Basic:
Net income available to common unitholders	$6.27	$7.51	$8.69
Weighted average number of common units outstanding during the year	67,356,105	67,340,856	67,750,665
Diluted:
Net income available to common unitholders	$6.27	$7.51	$8.69
Weighted average number of common units outstanding during the year	67,374,527	67,378,265	67,861,590

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021, and 2020
(Dollars in thousands)

	2022	2021	2020
Net income	$432,985	$515,691	$599,332
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	54,158	9,170	(4,148)
Cash flow hedge losses reclassified to earnings	—	—	3,338
Change in fair value of marketable debt securities, net	233	329	(61)
Reversal of unrealized gains upon the sale of marketable debt securities	(577)	—	—
Total other comprehensive income (loss)	53,814	9,499	(871)
Comprehensive income	486,799	525,190	598,461
Comprehensive income attributable to noncontrolling interest	(10,373)	(9,946)	(10,550)
Comprehensive income attributable to controlling interest	$476,426	$515,244	$587,911

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2022, 2021, and 2020
(Dollars and units in thousands)

					Accumulated other comprehensive income (loss), net
	General Partner		Limited Partners			Noncontrolling interest	Total
	Common Equity		Common Equity
	Units	Amount	Units	Amount
Balances at December 31, 2019	66,092	$6,234,315	2,302	$57,359	$(10,432)	$122,262	$6,403,504
Net income	—	568,870	—	19,912	—	10,550	599,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	3,338	—	3,338
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,148)	—	(4,148)
Change in fair value of marketable debt securities, net	—	—	—	—	(61)	—	(61)
Issuance of common units under:
General partner's stock based compensation, net	95	9,201	—	—	—	—	9,201
Sale of common stock by general partner, net	—	(296)	—	—	—	—	(296)
Equity based compensation costs	—	12,453	2	460	—	—	12,913
Retirement of common units, net	(1,197)	(269,315)	—	—	—	—	(269,315)
Cumulative effect upon adoption of ASU No. 2016-13	—	(190)	—	—	—	—	(190)
Changes in the redemption value of redeemable noncontrolling interest	—	4,375	—	(197)	—	121	4,299
Changes in noncontrolling interest from acquisition	—	—	—	—	—	1,349	1,349
Distributions to noncontrolling interest	—	—	—	—	—	(12,292)	(12,292)
Redemptions	9	(2,020)	(9)	(275)	—	(818)	(3,113)
Distributions declared ($8.31 per unit)	—	(542,254)	—	(19,075)	—	—	(561,329)
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	488,554	—	17,191	$—	9,946	515,691
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,170	—	9,170
Change in fair value of marketable debt securities, net	—	—	—	—	329	—	329
Issuance of common units under:
General partner's stock based compensation, net	279	53,052	—	—	—	—	53,052
Sale of common stock by general partner, net	—	(455)	—	—	—	—	(455)
Equity based compensation costs	—	11,286	—	397	—	—	11,683
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)

Changes in the redemption value of redeemable noncontrolling interest	—	(7,489)	—	152	—	447	(6,890)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(10,215)	(10,215)
Redemptions	10	(7,566)	(13)	(296)	—	(595)	(8,457)
Distributions declared ($8.36 per unit)	—	(544,194)	—	(19,126)	—	—	(563,320)
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	408,315	—	14,297	—	10,373	432,985
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(577)	—	(577)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	54,158	—	54,158
Change in fair value of marketable debt securities, net	—	—	—	—	233	—	233
Issuance of common stock under:							—
General partner's stock based compensation, net	89	17,309	—	—	—	—	17,309
Sale of common stock by general partner, net	—	(314)	—	—	—	—	(314)
Equity based compensation costs	—	11,059	—	387	—	—	11,446
Retirement of common units, net	(740)	(189,726)	—	—	—	—	(189,726)
Changes in redemption value of redeemable noncontrolling interest	—	6,230	—	386	—	422	7,038
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(10,935)	(10,935)
Redemptions	8	(10,464)	(10)	(94)	—	(894)	(11,452)
Distributions declared ($8.80 per unit)	—	(571,658)	—	(20,024)	—	—	(591,682)
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022, 2021, and 2020
(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$432,985	$515,691	$599,332
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	3,330	9,672	(19,426)
Depreciation and amortization	539,319	520,066	525,497
Amortization of discount on marketable securities	—	—	(19,075)
Amortization of discount and debt financing costs, net	6,712	9,538	6,674
Gain on sale of marketable securities	(12,436)	(3,400)	(2,131)
Income from early redemption of notes receivable	(811)	(4,939)	—
Provision for credit losses	381	141	687
Unrealized gains on equity securities recognized through income	57,983	(33,104)	(12,515)
Company's share of gain on the sales of co-investments	—	—	(2,225)
Earnings from co-investments	(26,030)	(111,721)	(64,287)
Operating distributions from co-investments	95,256	104,833	74,419
Accrued interest from notes and other receivables	(13,953)	(15,902)	(3,683)
Impairment loss	—	—	1,825
(Gain) loss on the sale of real estate and land	(94,416)	(142,993)	(64,967)
Equity-based compensation	7,206	7,308	8,157
Loss (gain) on early retirement of debt, net	2	19,010	22,883
Gain on remeasurement of co-investment	(17,423)	(2,260)	(234,694)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	5,183	4,878	(3,730)
Accounts payable, accrued liabilities, and operating lease liabilities	(17,266)	22,298	(10,382)
Other liabilities	9,627	6,143	749
Net cash provided by operating activities	975,649	905,259	803,108
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(21,870)	(153,481)	(460,421)
Redevelopment	(96,718)	(61,671)	(48,980)
Development acquisitions of and additions to real estate under development	(27,713)	(49,784)	(108,781)
Capital expenditures on rental properties	(163,193)	(121,195)	(90,085)
Investments in notes receivable	(168,095)	(245,144)	(135,343)
Collections of notes and other receivables	412,006	104,405	98,711
Proceeds from insurance for property losses	4,325	879	723
Proceeds from dispositions of real estate	157,985	297,454	339,165
Contributions to co-investments	(163,188)	(306,266)	(114,017)
Changes in refundable deposits	(16,318)	(9,486)	96
Purchases of marketable securities	(18,109)	(23,805)	(83,379)
Sales and maturities of marketable securities	71,222	16,577	113,465
Non-operating distributions from co-investments	175,624	154,120	71,946

Net cash provided by (used in) investing activities	145,958	(397,397)	(416,900)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	745,505	1,452,808
Payments on unsecured debt and mortgage notes	(64,542)	(1,053,501)	(916,209)
Proceeds from lines of credit	1,376,452	1,050,589	1,038,426
Repayments of lines of credit	(1,665,636)	(709,332)	(1,093,426)
Retirement of common units	(189,726)	(9,172)	(269,315)
Additions to deferred charges	(2,638)	(8,350)	(13,772)
Payments related to debt prepayment penalties	—	(18,342)	(19,605)
Net proceeds from issuance of common units	(314)	(455)	(296)
Net proceeds from stock options exercised	19,525	58,497	14,865
Payments related to tax withholding for share-based compensation	(2,216)	(5,445)	(5,664)
Contributions from noncontrolling interest	125	1,900	—
Distributions to noncontrolling interest	(8,450)	(8,369)	(8,409)
Redemption of noncontrolling interests	(11,452)	(8,457)	(3,113)
Redemption of redeemable noncontrolling interests	(478)	(4,463)	(872)
Common units distributions paid	(588,214)	(563,870)	(558,679)
Net cash used in financing activities	(1,137,564)	(533,265)	(383,261)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(15,957)	(25,403)	2,947
Unrestricted and restricted cash and cash equivalents at beginning of period	58,638	84,041	81,094
Unrestricted and restricted cash and cash equivalents at end of period	$42,681	$58,638	$84,041

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$198,323	$194,203	$211,732
Interest capitalized	$2,272	$6,153	$14,615
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,987	$6,963	$6,892

Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$100,737	$328,393	$253,039
Transfer from real estate under development to co-investments	$2,276	$3,068	$1,739
Reclassifications (from) to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$(7,038)	$6,890	$(4,299)
Debt assumed in connection with acquisition	$21,303	$—	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

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

Essex is the sole general partner of the Operating Partnership with a 96.6% general partner interest and the limited partners owned a 3.4% interest as of December 31, 2022. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,272,496 and 2,282,464 as of December 31, 2022 and 2021, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock, totaled approximately $481.6 million and $804.0 million, as of December 31, 2022 and 2021, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2022, the Company owned or had ownership interests in 252 operating apartment communities, comprising 62,147 apartment homes, excluding the Company's ownership interests in preferred interest co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

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

Noncontrolling interest includes the 3.4% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2022 and 2021. These percentages include the Operating Partnership’s vested long-term incentive plan units (see Note 14).

(b) Recently Adopted Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." The amendments in ASU 2020-06 require the use of the if-converted method for calculating diluted earnings per share ("EPS") for all convertible instruments. For instruments that may be settled in cash or shares, and are not classified as a liability, the guidance requires entities to include the effect of potential share settlement in the diluted EPS calculation, if the effect is more dilutive. The Company adopted this guidance on January 1, 2022 on a prospective basis. This adoption did not have a material impact on the Company's consolidated results of operations or financial position.

Effective January 1, 2022, we adopted ASU 2021-10, "Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance", which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies.

(c) Recent Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06 "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848". The amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in Topic 848 related to the accounting for contract modifications and hedging transactions as a result of the global markets’ transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. The Company adopted this guidance upon issuance, its effective date. This adoption did not have a material impact on the Company's consolidated results of operations or financial position.

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
December 31, 2022, 2021, and 2020

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

The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases is $7.4 million and $8.9 million as of December 31, 2022 and 2021, respectively, and are included in prepaid expenses and other assets on the Company's consolidated balance sheets.

The Company periodically assesses the carrying value of its real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance compared to budget for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company's ability to hold and its intent with regard to each asset, and each property's remaining useful life. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and/or sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost or fair value less estimated costs to sell. As of December 31, 2022 and December 31, 2021, no properties were classified as held for sale. The Company did not record an impairment charge for the years ended December 31, 2022 and December 31, 2021. The Company recorded an impairment charge of $1.8 million for the year ended December 31, 2020 related to one of the Company's consolidated properties as a result of a change in the Company's intent to hold the property for its remaining useful life.

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
December 31, 2022, 2021, and 2020

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

The Company evaluates its investments in co-investments for impairment and records a loss if the carrying value is greater than the fair value of the investment and the impairment is other-than-temporary. The Company recorded a $2.1 million impairment loss from an unconsolidated co-investment for the year ended December 31, 2022 as a result of an other-than-temporary decrease in the fair value of the underlying investment. No other-than-temporary impairment charges were recorded for the years ended December 31, 2021 or 2020.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows ($ in thousands):

	2022	2021	2020
Cash and cash equivalents - unrestricted	$33,295	$48,420	$73,629
Cash and cash equivalents - restricted	9,386	10,218	10,412
Total unrestricted and restricted cash and cash equivalents shown in the consolidated statements of cash flows	$42,681	$58,638	$84,041

(h) Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured debt and Level 3, as defined by the FASB standard for fair value measurements as discussed later in Note 2). As of December 31, 2022 and 2021, $0.2 million and

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

$0.8 million, respectively, of equity securities presented within common stock and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. There were no other than temporary impairment charges for the years ended December 31, 2022, 2021, and 2020. Unrealized gains and losses in equity securities, realized gains and losses in debt securities, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statements of income.

As of December 31, 2022 and 2021, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, and investment-grade unsecured debt.

As of December 31, 2022 and 2021, marketable securities consist of the following ($ in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Carrying Value
Equity securities:
Investment funds - debt securities	$43,155	$(6,771)	$36,384
Common stock, preferred stock, and stock funds	78,481	(2,122)	76,359

Total - Marketable securities	$121,636	$(8,893)	$112,743

	December 31, 2021
	Amortized Cost	Gross Unrealized (Loss) Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$62,192	$(502)	$61,690
Common stock and stock funds	79,155	49,592	128,747

Debt securities:
Available for sale
Investment-grade unsecured debt	1,051	341	1,392
Total - Marketable securities	$142,398	$49,431	$191,829

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the years ended December 31, 2022, 2021 and 2020, the proceeds from sales and maturities of marketable securities totaled $71.2 million, $16.6 million and $113.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, these sales resulted in gains of $12.4 million, $3.4 million, and $2.1 million, respectively.

For the years ended December 31, 2022 and 2021, the portion of equity security unrealized losses or gains that were recognized in income totaled $58.0 million in losses and $33.1 million in gains, respectively, and were included in interest and other income on the Company's consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

(i) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2022 and 2021, no notes were impaired.

In the normal course of business, the Company originates and holds two types of loans: mezzanine loans issued to entities that are pursuing apartment development and short-term bridge loans issued to joint ventures with the Company.

The Company categorizes development project mezzanine loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as: current financial information, credit documentation, public information, and previous experience with the borrower. The Company initially analyzes each mezzanine loan individually to classify the credit risk of the loan. On a periodic basis the Company evaluates financial information on the project, its sponsors, and its guarantors and additionally performs site visits of the development projects associated with the mezzanine loans to confirm whether they are on budget and whether there are any delays in development that could impact the Company's assessment of credit loss.

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

(j) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, employee compensation costs, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs, inclusive of capitalized interest, as well as capitalized development and redevelopment fees totaled $20.4 million, $23.6 million and $31.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

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
December 31, 2022, 2021, and 2020

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

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of December 31, 2022 and 2021, because interest rates, yields and other terms for these instruments are consistent with interest rates, yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $5.7 billion at both December 31, 2022 and 2021, to be $5.2 billion and $6.0 billion at December 31, 2022 and 2021, respectively. Management has estimated the fair value of the Company’s $274.2 million and $564.9 million of variable rate debt at December 31, 2022 and 2021, respectively, to be $273.2 million and $561.7 million at December 31, 2022 and 2021, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2022 and 2021 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of December 31, 2022 and 2021.

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

(m) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code (the "IRC"), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2022 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

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
December 31, 2022, 2021, and 2020

As a partnership, the Operating Partnership is not subject to federal or state income taxes, except that in order to maintain Essex's compliance with REIT tax rules that are applicable to Essex, the Operating Partnership utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Operating Partnership.

The status of cash dividends distributed for the years ended December 31, 2022, 2021, and 2020 related to common stock are classified for tax purposes as follows:

	2022	2021	2020
Common Stock
Ordinary income	80.17%	70.92%	85.23%
Capital gain	16.78%	22.07%	10.68%
Unrecaptured section 1250 capital gain	3.05%	7.01%	4.09%
	100.00%	100.00%	100.00%

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

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2021	$(5,912)	$360	$(5,552)
Other comprehensive income before reclassification	52,331	224	52,555
Amounts reclassified from accumulated other comprehensive loss	20	(557)	(537)
Other comprehensive income	52,351	(333)	52,018
Balance at December 31, 2022	$46,439	$27	$46,466

Changes in Accumulated Other Comprehensive Loss, by Component
Essex Portfolio, L.P. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale securities	Total
Balance at December 31, 2021	$(2,176)	$372	$(1,804)
Other comprehensive income before reclassification	54,138	233	54,371
Amounts reclassified from accumulated other comprehensive loss	20	(577)	(557)
Other comprehensive income	54,158	(344)	53,814
Balance at December 31, 2022	$51,982	$28	$52,010

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the consolidated statements of income. Realized gains and losses on available for sale debt securities are included in interest and other income on the consolidated statements of income.

(p) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $27.2 million and $34.7 million as of December 31, 2022 and 2021, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022	2021	2020
Balance at January 1,	$34,666	$32,239	$37,410
Reclassifications due to change in redemption value and other	(7,038)	6,890	(4,299)
Redemptions	(478)	(4,463)	(872)
Balance at December 31,	$27,150	$34,666	$32,239

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

(r) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of December 31, 2022 and 2021. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $939.4 million and $324.3 million, respectively, as of December 31, 2022, and $909.3 million and $320.1 million, respectively, as of December 31, 2021. Noncontrolling interests in these entities were $121.5 million and $122.4 million as of December 31, 2022 and 2021, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE.

The DownREIT VIEs collectively own nine apartment communities in which the Company is the general partner or manager of the DownREIT entity, the Operating Partnership is a special limited partner or member, and the other limited partners or members were granted rights of redemption for their interests. Such limited partners or members can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners or members receive distributions based on the Company's current dividend rate times the number of units held. Total DownREIT units outstanding were 938,513 and 978,854 as of December 31, 2022 and 2021, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $198.9 million and $344.8 million, as of December 31, 2022 and 2021, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $27.2 million and $34.7 million as of December 31, 2022 and 2021, respectively. Of these amounts, $9.2 million and $7.7 million as of December 31, 2022 and 2021, respectively, represent units of limited partners' or members' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

historical cost, depending on the limited partner's or members' right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common stock was $97.0 million and $97.4 million as of December 31, 2022 and 2021, respectively, and are classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

As of December 31, 2022 and 2021, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(s) Government Assistance

The Employee Retention Credit, as originally enacted by the Coronavirus Aid, Relief and Economic Security Act in March 2020, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before January 1, 2021. The purpose of the Employee Retention Credit was to encourage employers to keep employees on their payroll, even if they were not working during the covered period because of the effects of the COVID-19 pandemic. In December 2020, the Employee Retention Credit was amended and extended by the Taxpayer Certainty and Disaster Tax Relief Act in which eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020 through June 30, 2021. The Company adopted a policy to recognize a receivable when earned and to offset the credit against related expenses. Accordingly, the Company recorded Employee Retention Credit of $4.1 million and $4.2 million and zero for the years ended December 31, 2022, 2021 and 2020, respectively, and is reflected in general and administrative expenses, property operating, excluding real estate taxes, expenses and equity income from co-investments in the consolidated statements of operations.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

The table below summarizes acquisition activity for the year ended December 31, 2022 ($ in millions):

For the year ended December 31, 2022, the Company purchased two communities consisting of 211 apartment homes for approximately $32.9 million.

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2022	Purchase Price
Regency Palm Court and Windsor Court (1)	Los Angeles, CA	211	100%	Q3	$32.9
Total 2022		211			$32.9

(1) In July 2022, the Company acquired its joint venture partner's 49.8% minority interest in two apartment communities, consisting of 211 apartment homes located in Los Angeles, CA, for a contract price of $32.9 million. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $17.4 million upon consolidation.

The consolidated fair value of the acquisitions listed above was included on the Company's consolidated balance sheet as follows: $14.1 million was included in land and land improvements, $52.7 million was included in buildings and improvements, $0.3 million was included in prepaid expenses and other assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

For the year ended December 31, 2021, the Company purchased one apartment community consisting of 123 apartment homes and two commercial properties for approximately $133.6 million. Additionally, in June 2021, the Company purchased its joint venture partner's 50.0% membership interest in the BEX III, LLC's ("BEX III") co-investment that owned an apartment community consisting of 145 apartment homes, based on a property valuation of $63.5 million, for approximately $31.8 million. In conjunction with the acquisition, $29.5 million of mortgage debt that encumbered the property was paid off. As a result of this acquisition, the Company realized a gain on remeasurement of its existing co-investment of $2.3 million. The consolidated fair value of these acquisitions was included on the Company's consolidated balance sheet as follows: $103.3 million was included in land and land improvements, $90.2 million was included in buildings and improvements, $5.4 million was included in prepaid expenses and other assets, within the Company's consolidated balance sheets.

(b) Sales of Real Estate Investments

The table below summarizes the disposition activity for the year ended December 31, 2022 ($ in millions):

Property Name	Location	Apartment Homes	Ownership	Quarter in 2022	Sales Price
Anavia	Anaheim, CA	250	EPLP	Q4	$160.0	(1)
Total 2022		250			$160.0

(1) The Company recognized a $94.4 million gain on sale.

For the year ended December 31, 2021, the Company sold four apartment communities consisting of 912 apartment homes for $330.0 million, resulting in gains of $143.0 million. In conjunction with the sales, the Company repaid $29.7 million of mortgage debt that encumbered one of the properties.

For the year ended December 31, 2020, the Company sold four apartment communities consisting of 670 apartment homes for $343.5 million, resulting in gains of $65.0 million.

(c) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment communities. Additionally, the Company has invested in six technology co-investments and as of December 31, 2022 the co-investment balance of these investments was $39.4 million and the aggregate commitment was $87.0 million.

In January 2022, Wesco VI, LLC (“Wesco VI”), one of the Company's joint ventures with an institutional partner, acquired
Vela, a 379-unit apartment home community located in Woodland Hills, CA, for a total contract price of $183.0 million. The property was encumbered by a $100.7 million related party bridge loan from the Company, with an interest rate of 2.64% that was paid off in January 2022 and replaced by permanent secured debt with an institutional lender. See Note 6, Related Party Transactions, for additional details.

In March 2022, the Wesco III, LLC ("Wesco III") operating agreement was amended to extend the venture. As part of the amendment, the Company earned $17.1 million in promote interest.

In April 2022, the Wesco IV, LLC ("Wesco IV") joint venture operating agreement was amended to extend the venture. As part of the amendment, the Company and the joint venture partner agreed that the Company earned a promote interest of approximately $37.5 million. The Company agreed to contribute the earned promote interest to the joint venture, resulting in an increase in the Company's ownership interest in Wesco IV to 65.1%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

The carrying values of the Company’s co-investments as of December 31, 2022 and 2021 are as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership	December 31,
	Percentage (1)	2022	2021
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	54%	$178,552	$168,198
BEXAEW, BEX II, BEX IV and 500 Folsom	50%	238,537	270,550
Other (3)	52%	74,742	126,503
Total operating and other co-investments, net		491,831	565,251
Total development co-investments	51%	12,994	11,076
Total preferred interest co-investments (includes related party investments of $87.1 million and $71.1 million as of December 31, 2022 and December 31, 2021, respectively - Note 6 - Related Party Transactions for further discussion)		580,134	565,930
Total co-investments, net		$1,084,959	$1,142,257

(1)Weighted average Company ownership percentages are as of December 31, 2022.
(2)As of December 31, 2022, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $41.7 million due to distributions received in excess of the Company's investment. As of December 31, 2021, the Company's investment in Wesco I was classified as a liability of $35.3 million due to distributions received in excess of the Company's investment.
(3)As of December 31, 2022, the Company's investments in Expo and Century Towers were classified as a liability of $0.8 million due to distributions received in excess of the Company's investment. As of December 31, 2021, the Company's investment in Expo was classified as a liability of $0.2 million due to distributions received in excess of the Company's investment. The weighted average Essex ownership percentage excludes our investments in non-core technology co-investments which are carried at fair value.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2022	2021
Combined balance sheets: (1)
Rental properties and real estate under development	$4,955,051	$4,603,465
Other assets	294,663	278,411
Total assets	$5,249,714	$4,881,876
Debt	$3,397,113	$3,046,765
Other liabilities	264,872	200,129
Equity	1,587,729	1,634,982
Total liabilities and equity	$5,249,714	$4,881,876
Company's share of equity	$1,084,959	$1,142,257

	Years ended December 31,
	2022	2021	2020
Combined statements of income: (1)
Property revenues	$373,074	$289,680	$300,624
Property operating expenses	(140,175)	(115,023)	(108,682)
Net operating income	232,899	174,657	191,942
Interest expense	(100,913)	(65,172)	(78,962)
General and administrative	(20,579)	(17,885)	(17,079)
Depreciation and amortization	(164,186)	(133,787)	(117,836)
Net income	$(52,779)	$(42,187)	$(21,935)
Company's share of net income (2)	$26,030	$111,721	$66,512

(1)Includes preferred equity investments held by the Company.
(2)Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $7.4 million, $9.1 million, and $8.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Operating Co-investments

As of December 31, 2022 and 2021, the Company, through several joint ventures, owned 10,425 and 10,257 apartment homes, respectively, in operating communities. The Company’s book value of these co-investments was $491.8 million and $565.3 million at December 31, 2022 and 2021, respectively.

Predevelopment and Development Co-investments

As of both December 31, 2022 and 2021, the Company, through several joint ventures, owned 264 apartment homes in predevelopment and development communities. The Company’s book value of these co-investments was $13.0 million and $11.1 million at December 31, 2022 and 2021, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

In 2020, the Company entered into a joint venture to develop LIVIA (fka Scripps Mesa Apartments), a multifamily community comprised of 264 apartment homes located in San Diego, CA. The Company has a 51% ownership interest in the development which has a projected total cost of $102.0 million. Construction began in the third quarter of 2020. The property is projected to commence initial occupancy in the second quarter of 2023 and is projected to be fully stabilized in the first quarter of 2024. The Company has a $5.9 million preferred equity investment in the project, which accrues an annualized preferred return of 10.0% until it is redeemed.

Preferred Equity Investments

As of December 31, 2022 and 2021, the Company held preferred equity investment interests in several joint ventures which own real estate. The Company’s book value of these preferred equity investments was $580.1 million and $565.9 million at December 31, 2022 and 2021, respectively, and is included in the co-investments line in the accompanying consolidated balance sheets.
During 2022, the Company made commitments to fund $84.9 million of preferred equity investment in seven real estate ventures, including one with a related party. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 8.8% - 10.8%, with maturities ranging from January 2026 to September 2032. As of December 31, 2022, the Company had fully funded $84.9 million of the commitments.
During 2021, the Company made commitments to fund $67.2 million of preferred equity investment in four real estate ventures. The investments have initial preferred returns ranging from 10.0% - 12.5%, with maturities ranging from January 2026 to December 2026. As of December 31, 2022, the Company had fully funded $67.2 million of the commitments.
During 2020, the Company made commitments to fund $191.3 million of preferred equity investment in seven preferred equity investments. The investments have initial preferred returns ranging from 9.0%-11.5%, with maturities ranging from March 2022 to February 2030. As of December 31, 2022, the Company had funded $182.3 million of the $191.3 million of commitments.
During 2019, the Company made commitments to fund $141.7 million of preferred equity investment in five preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.15%-11.3%, with maturities ranging from July 2022 to October 2024. As of December 31, 2022, the Company had fully funded $141.7 million of the commitments.

During 2018, the Company made commitments to fund $45.1 million of preferred equity investment in two preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.25%-12.0%, with maturities ranging from May 2023 to April 2024. As of December 31, 2022, the Company had funded $42.1 million of the $45.1 million of commitments. The remaining committed amount is expected to be funded when requested by the sponsors.

During 2022, the Company received cash proceeds of $132.6 million, including an early redemption fee of $0.9 million, for the full redemption of three preferred equity investments and partial redemption of two preferred equity investments in joint ventures that hold properties located in California. The Company recorded a $2.1 million impairment loss from a preferred equity investment in an unconsolidated co-investment for the year ended December 31, 2022.

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

(d) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2022, the Company's development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $102.0 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

(4) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	2022	2021	2020
Rental income	$1,573,368	$1,410,197	$1,462,161
Other property	22,307	21,221	23,989
Management and other fees from affiliates	11,139	9,138	9,598
Total revenues	$1,606,814	$1,440,556	$1,495,748

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	2022	2021	2020
Southern California	$652,742	$580,305	$558,839
Northern California	639,138	584,034	604,348
Seattle Metro	271,248	239,839	243,900
Other real estate assets (1)	32,547	27,240	79,063
Total rental and other property revenues	$1,595,675	$1,431,418	$1,486,150

(1)Other real estate assets consist of revenue generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	2022	2021	2020
Same-property (1)	$1,484,976	$1,346,680	$1,363,241
Acquisitions (2)	8,793	2,239	—
Development (3)	43,139	31,270	20,050
Redevelopment	5,766	6,169	6,931
Non-residential/other, net (4)	58,120	55,871	74,072
Straight line rent concession (5)	(5,119)	(10,811)	21,856
Total rental and other property revenues	$1,595,675	$1,431,418	$1,486,150

(1)Properties that have comparable stabilized results as of January 1, 2021 and are consolidated by the Company for the years ended December 31, 2022, 2021, and 2020. A community is generally considered to have reach stabilized operations once it achieves an initial occupancy of 90%.
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
December 31, 2022, 2021, and 2020

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $1.7 million and $2.4 million as of December 31, 2022 and December 31, 2021, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the year ended December 31, 2022 that was included in the December 31, 2021 deferred revenue balance was $0.7 million, which was included in interest and other income within the consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition accounting standard. As of December 31, 2022, the Company had $1.7 million of remaining performance obligations. The Company expects to recognize approximately 40% of these remaining performance obligations in 2023, an additional 47% through 2025, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2022 and 2021 ($ in thousands):

	2022	2021
Notes receivable, secured, weighted average interest rate of 10.10% as of December 31, 2022 and 10.50% as of December 31, 2021, due February 2023 (Originated March 2020) (1)	$—	$17,051
Note receivable, secured, bearing interest at 9.00%, due December 2023 (Originated November 2020) (2)	—	87,365
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	33,477	29,729
Related party note receivable, secured, bearing interest at 2.15%, due March 2022 (Originated September 2021) (3) (7)	—	29,314
Related party note receivable, secured, bearing interest at 2.30%, due April 2022 (Originated October 2021) (4) (7)	—	30,399
Note receivable, secured, bearing interest at 11.00%, due October 2025 (Originated October 2021)	21,452	—
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (5) (7)	—	62,058
Related party note receivable, secured, bearing interest at 2.36%, due February 2022 (Originated November 2021) (6) (7)	—	48,562
Note receivable, secured, bearing interest at 12.00%, due August 2024 (Originated August 2022)	10,350	—
Notes and other receivables from affiliates (7) (8)	6,975	6,556
Straight line rent receivables (9)	12,164	15,523
Other receivables	18,961	15,232
Allowance for credit losses	(334)	(756)
Total notes and other receivables	$103,045	$341,033

(1) In December 2022, the Company received cash of $15.0 million to payoff the principal of this note receivable.
(2) In November 2022, the Company received cash of $89.3 million to payoff the principal of this note receivable. Additionally, the Company received an early redemption fee of $0.8 million from the payoff.
(3) In January 2022, the Company received cash of $29.2 million to payoff the principal of this note receivable.
(4) In January 2022, the Company received cash of $30.3 million to payoff the principal of this note receivable.
(5) In January 2022, the Company received cash of $61.9 million to payoff the principal of this note receivable.
(6) In January 2022, the Company received cash of $48.4 million to payoff the principal of this note receivable.
(7) See Note 6, Related Party Transactions, for additional details.
(8) These amounts consist of short-term loans outstanding and due from various joint ventures as of December 31, 2022 and 2021, respectively.
(9) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2021	$671	$85	$756
Provision for credit losses	(337)	(85)	(422)
Balance at December 31, 2022	$334	$—	$334

No loans were placed on nonaccrual status or charged off during the year ended December 31, 2022 or 2021.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. ("MMI"), a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013. For the year ended December 31, 2022 and 2021, there were no brokerage commission fees paid by the Company to MMC and its affiliates related to real estate transactions. For the year ended December 31, 2020, the Company paid brokerage commissions of $0.2 million to MMC and its affiliates related to real estate transactions.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $14.1 million, $10.3 million, and $11.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $3.0 million, $1.1 million, and $1.7 million against general and administrative expenses for the years ended December 31, 2022, 2021 and 2020, respectively.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of December 31, 2022 and 2021, $7.0 million and $6.6 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying consolidated balance sheets.

In August 2022, the Company funded an $11.2 million preferred equity investment in an entity whose sponsor includes and affiliate of MMC. The entity owns three multifamily communities located in Azusa, CA. The investment initially accrues interest based on a 9.5% preferred return and is scheduled to mature in August 2027.

In February 2022, the Company provided a $32.8 million related party bridge loan to BEX II in connection with the payoff of a debt related to one of its properties located in Southern California. The note receivable was scheduled to mature in March 2022, but was subsequently paid off in April 2022.

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

In November 2021, the Company provided a $48.4 million related party bridge loan in connection with the purchase of an interest in a single asset entity owning an apartment home community in Vista, CA. The note receivable accrued interest at 2.36% and was scheduled to mature in February 2022 but was paid off in January 2022. The bridge loan is classified within notes and other receivables in the accompanying consolidated balance sheets.

In November 2021, the Company provided a $61.9 million related party bridge loan to Wesco VI in connection with the acquisition of The Rexford. The note receivable accrued interest at 2.36% and was scheduled to mature in February 2022, but

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million, for the partial redemption of this preferred equity investment, and the maturity of the remaining commitment was extended to December 2028. As of December 31, 2022, the Company had a remaining commitment of $13.0 million and continues to accrue interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

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
December 31, 2022, 2021, and 2020

(7) Unsecured Debt

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

Unsecured debt consists of the following as of December 31, 2022 and 2021 ($ in thousands):

	2022	2021	Weighted Average Maturity In Years as of December 31, 2022
Term loan - variable rate, net (1)	$(1,611)	$—	N/A
Bonds public offering - fixed rate, net	5,313,779	5,307,196	7.7
Unsecured debt, net (2)	5,312,168	5,307,196
Lines of credit (3)	52,073	341,257	N/A
Total unsecured debt	$5,364,241	$5,648,453
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.3%
Weighted average interest rate on lines of credit	4.4%	1.0%

(1)In October 2022, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%. The loan has been swapped to an all-in fixed rate of 4.2% and matures in October 2024 with three 12-month extension options, exercisable at the Company's option. The loan includes a six-month delayed draw feature. There was $1.6 million of unamortized debt issuance costs as of December 31, 2022.
(2)Includes unamortized discount, net of premiums, of $7.9 million and $9.9 million and unamortized debt issuance costs of $29.9 million and $32.9 million as of December 31, 2022 and 2021, respectively.
(3)Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion, excludes unamortized debt issuance costs of $5.1 million and $4.4 million as of December 31, 2022 and 2021, respectively. These debt issuance costs are included in prepaid expenses and other assets on the consolidated balance sheets. In July 2022, the Company's $1.2 billion credit facility was amended such that the scheduled maturity date was extended to January 2027 with two 6-month extension options, exercisable at the Company's option. The underlying interest rate on the line is based on a tiered rate structure tied to the Company's corporate ratings and is at the Adjusted Secured Overnight Financing Rate ("SOFR") plus 0.75%. As of December 31, 2021, this credit facility had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company's credit ratings and a scheduled maturity date of September 2025 with three six-month extensions, exercisable at the Company's option. In July 2022, the Company's $35.0 million working capital unsecured line of credit was amended such that the scheduled maturity date was extended to July 2024. The underlying interest rate on this line is based on a tiered rate structure tied to the Company's corporate ratings and is at the Adjusted SOFR plus 0.75%. As of December 31, 2021, the Company's working capital unsecured line of credit had an interest rate of LIBOR plus 0.775%, which is based on a tiered rate structure tied to the Company's credit ratings, and had a scheduled maturity date of February 2023.

In March 2021, the Operating Partnership issued $450.0 million of senior unsecured notes due on March 1, 2028 with a coupon rate of 1.700% per annum (the "2028 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2021. The 2028 Notes were offered to investors at a price of 99.423% of par value. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including all or a portion of certain unsecured term loans, and for general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022, and 2021, the carrying value of the 2028 Notes, net of discount and debt issuance costs, was $445.4 million and $444.4 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

In June 2021, the Operating Partnership issued $300.0 million of senior unsecured notes due on June 15, 2031 with a coupon rate of 2.550% per annum (the "2031 Notes"), which are payable on June 15 and December 15 of each year, beginning on December 15, 2021. The 2031 Notes were offered to investors at a price of 99.367% of par value. The 2031 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including to fund the redemption of $300.0 million aggregate principal amount (plus the make-whole amount and accrued and unpaid interest) of its outstanding 3.375% senior unsecured notes due January 2023, and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022, and 2021, the carrying value of the 2031 Notes, net of discount and debt issuance costs, was $296.2 million and $295.7 million.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB's 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020. In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022, and 2021, the carrying value of the 2032 Notes, net of premiums and debt issuance costs, was $650.8 million and $650.6 million respectively.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the 2031 Notes, the “Notes”). The 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the 2031 Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning on March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including certain unsecured private placement notes, secured mortgage notes, and to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022, and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, the carrying value of the 2031 Notes and 2050 Notes, net of discount and debt issuance costs was $295.5 million and $295.8 million respectively as of December 31, 2022, and $295.1 million and $295.8 million respectively as of December 31, 2021.

In August 2019, the Operating Partnership issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% per annum (the "2030 Notes"), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In October 2019, the Operating Partnership issued an additional $150.0 million of the 2030 notes at a price of 101.685% of the principal amount thereof. These additional notes have substantially identical terms as the 2030 Notes issued in August 2019. The Company used the net proceeds of these offerings to prepay, with no prepayment penalties, certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022, and 2021, the carrying value of the 2030 Notes, net of discount and debt issuance costs, was $544.7 million and $543.9 million, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

In February 2019, the Operating Partnership issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% per annum (the "2029 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In March 2019, the Operating Partnership issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022, and 2021, the carrying value of the 2029 Notes, net of discount and debt issuance costs was $496.0 million and $495.4 million, respectively.

In March 2018, the Operating Partnership issued $300.0 million of senior unsecured notes due on March 15, 2048 with a coupon rate of 4.500% per annum and are payable on March 15 and September 15 of each year, beginning on September 15, 2018 (the "2048 Notes"). The 2048 Notes were offered to investors at a price of 99.591% of par value. The 2048 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022 and 2021, the carrying value of the 2048 Notes, net of discount and debt issuance costs was $296.1 million and $295.9 million, respectively.

In April 2017, the Operating Partnership issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the "2027 Notes"). The 2027 Notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022 and 2021, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $347.8 million and $347.3 million, respectively.

In April 2016, the Operating Partnership issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15th and October 15th of each year, beginning October 15, 2016 (the "2026 Notes"). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022 and 2021, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $447.8 million and $447.1 million, respectively.

In March 2015, the Operating Partnership issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the "2025 Notes"). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022 and 2021, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $498.8 million and $498.2 million, respectively.

In April 2014, the Company assumed $900.0 million aggregate principal amount of BRE Property Inc.’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together the "BRE Notes"). These notes are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022 and 2021, the BRE Notes had no amount outstanding. In March 2017, the Company paid off $300.0 million of 5.500% senior notes, at maturity. In December 2020, the Company paid off $300.0 million of 5.200% senior notes. In June 2021, the Company paid off the remaining $300.0 million of 3.375% senior notes due 2023.

In April 2014, the Operating Partnership issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the "2024 Notes"). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022 and 2021, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $399.1 million and $398.5 million, respectively.

In April 2013, the Operating Partnership issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the "2023 Notes"). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2022 and 2021, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $299.8 million and $299.3 million, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2022 and 2021 ($ in thousands):

	Maturity	2022	2021	Coupon Rate
Senior notes	May 2023	$300,000	$300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	500,000	3.500%
Senior notes	April 2026	450,000	450,000	3.375%
Senior notes	May 2027	350,000	350,000	3.625%
Senior notes	March 2028	450,000	450,000	1.700%
Senior notes	March 2029	500,000	500,000	4.000%
Senior notes	January 2030	550,000	550,000	3.000%
Senior notes	January 2031	300,000	300,000	1.650%
Senior notes	June 2031	300,000	300,000	2.550%
Senior notes	March 2032	650,000	650,000	2.650%
Senior notes	March 2048	300,000	300,000	4.500%
Senior notes	September 2050	300,000	300,000	2.650%
		$5,350,000	$5,350,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2022 are as follows ($ in thousands):

2023	$300,000
2024	400,000
2025	500,000
2026	450,000
2027	350,000
Thereafter	3,350,000
$5,350,000

As of December 31, 2022, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit.

As of December 31, 2022, there was $40.0 million outstanding on the $1.2 billion unsecured line of credit. In July 2022, this credit facility was amended such that the scheduled maturity date was extended to January 2027 with two 6-month extension options, exercisable at the Company's option. The underlying interest rate on the line is based on a tiered rate structure tied to the Company's corporate ratings and is at the Adjusted Secured Overnight Financing Rate ("SOFR") plus 0.75%. As of December 31, 2021, there was $340.0 million outstanding on the line with an interest rate based on a tiered rate structure tied to

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

the Company's credit ratings and was LIBOR plus 0.775%. This line of credit had a scheduled maturity date in September 2025 with three 6-month extensions, exercisable at the Company's option as of December 31, 2021.

As of December 31, 2022, there was $12.1 million outstanding on the Company's $35.0 million working capital unsecured line of credit. In July 2022, the line of credit facility was amended such that the scheduled maturity date was extended to July 2024. The underlying interest rate on this line is based on a tiered rate structure tied to the Company's corporate ratings and is at the Adjusted SOFR plus 0.75%. As of December 31, 2021, there was $1.3 million outstanding on this line with an interest rate based on a tiered rate structure tied to the Company's credit ratings and was LIBOR plus 0.775% as of December 31, 2021.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2022 and 2021.

(8) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2022 and 2021 ($ in thousands):

	2022	2021
Fixed rate mortgage notes payable	$371,849	$415,350
Variable rate mortgage notes payable (1)	222,094	223,609
Total mortgage notes payable (2)	$593,943	$638,959
Number of properties securing mortgage notes	11	12
Remaining terms	2-24 years	1-25 years
Weighted average interest rate	3.5%	2.7%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2022 are as follows ($ in thousands):

2023	$2,945
2024	3,109
2025	133,054
2026	99,405
2027	153,955
Thereafter	202,269
$594,737

(1)Variable rate mortgage notes payable, including $223.6 million in bonds that have been converted to variable rate through total return swap contracts, consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 3.5% at December 2022 and 1.1% at December 2021) including credit enhancement and underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Once the bonds have been repaid, the properties may no longer be obligated to comply with such tenant income criteria. Principal balances are due in full at various maturity dates from December 2027 through December 2046. The Company had no interest rate cap agreements as of December 31, 2022 and 2021, respectively.
(2)Includes total unamortized premium, net of discounts, of $1.2 million and $2.5 million and reduced by unamortized debt issuance costs of $2.0 million and $1.5 million as of December 31, 2022 and 2021, respectively.

For the Company’s mortgage notes payable as of December 31, 2022, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $2.3 million and $0.3 million, respectively. Second deeds of trust accounted for none of the mortgage notes payable balance as of both December 31, 2022 and 2021. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

value of the principal being prepaid multiplied by the difference between the interest rate of the mortgage note and the stated yield rate on a U.S. treasury security which generally has an equivalent remaining term as the mortgage note.

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

In September 2022, the Company entered into one forward starting interest rate swap, with settlement payments commencing in May 2023, related to the $300.0 million unsecured term loan entered into in October 2022. The term loan is priced at Adjusted SOFR plus 0.85% and has been swapped to an all-in fixed rate of 4.2%. The term loan matures in October 2024 with three 12-month extension options, each exercisable at the Company's option and the swap has a termination date of October 2026. The term loan includes a 6-month delayed draw feature and had no balance drawn as of December 31, 2022.

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

As of December 31, 2022 and 2021, the Company had no interest rate caps.

As of December 31, 2022 and 2021, the aggregate carrying value of the interest rate swap contracts were an asset of $5.6 million and zero, respectively. As of December 31, 2022 and 2021, the swap contracts were presented in the consolidated balance sheets as an asset of $5.6 million and zero, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the consolidated statements of income, was zero for the years ended December 31, 2022, 2021, and 2020 respectively.

The Company has four total return swap contracts, with an aggregate notional amount of $223.6 million, that effectively convert $223.6 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps with $223.6 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2022 and 2021, respectively. These total return swaps are scheduled to mature between December 2024 and November 2033. The realized gains of $7.9 million, $10.8 million, and $10.7 million as of December 31, 2022, 2021, and 2020, respectively, were reported on the consolidated statements of income as total return swap income.

(10) Lease Agreements - Company as Lessor

As of December 31, 2022, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, three commercial buildings, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months) while commercial lease terms typically range from 5 to 20 years. All such leases are classified as operating leases.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

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

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of December 31, 2022 is summarized as follows ($ in thousands):

Future Minimum Rent
2023	$697,146
2024	21,421
2025	17,870
2026	14,853
2027	12,777
Thereafter	28,820
$792,887

The Company accounts for operating lease (e.g., fixed payments including rent) and non-lease components (e.g., utility reimbursements and common-area maintenance costs) as a single combined lease component under ASC 842 "Leases" as the lease components are the predominant elements of the combined components.

(11) Lease Agreements - Company as Lessee

As of December 31, 2022, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. Lease terms for the Company's office leases, in general, range between 5 to 10 years while ground leases and the parking lease have terms typically ranging from 20 to 85 years. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

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
December 31, 2022, 2021, and 2020

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

As of December 31, 2022 and 2021, the Company had no material finance leases.

Supplemental consolidated balance sheet information related to leases as of December 31, 2022 and 2021 is as follows ($ in thousands):

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$67,239	$68,972
Total leased assets		$67,239	$68,972

Liabilities
Operating lease liabilities	Operating lease liabilities	$68,696	$70,675
Total lease liabilities		$68,696	$70,675

The components of lease expense for the years ended December 31, 2022 and 2021 were as follows ($ in thousands):

	December 31, 2022	December 31, 2021
Operating lease cost	$6,697	$6,729
Variable lease cost	1,750	1,639
Short-term lease cost	204	287
Sublease income	(418)	(438)
Total lease cost	$8,233	$8,217

A maturity analysis of lease liabilities as of December 31, 2022 is as follows ($ in thousands):

Operating Leases
2023	$6,962
2024	7,251
2025	6,887
2026	5,035
2027	3,421
Thereafter	132,556
Total lease payments	$162,112
Less: Imputed interest	(93,416)
Present value of lease liabilities	$68,696

Lease term and discount rate information for leases at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Weighted-average of remaining lease terms (years)
Operating Leases	40	40
Weighted-average of discount rates
Operating Leases	5.01%	5.01%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

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

The 2021 ATM Program replaced the Company's prior equity distribution agreement entered into in September 2018 ("the "2018 ATM Program") which was terminated upon the establishment of the 2021 ATM Program.
For the year ended December 31, 2022, the Company did not sell any shares of its common stock through the 2021 ATM Program. For the years ended December 31, 2021 and December 31, 2020, the Company did not sell any shares of its common stock through the 2021 ATM Program or the 2018 ATM Program. As of December 31, 2022, there are no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.
Operating Partnership Units and Long-Term Incentive Plan ("LTIP") Units

As of December 31, 2022 and 2021, the Operating Partnership had outstanding 2,166,359 and 2,176,327 OP Units respectively. As of both December 31, 2022 and 2021 the Operating Partnership had 106,137 vested LTIP units. The Operating Partnership’s general partner, Essex, owned 96.6% of the partnership interests in the Operating Partnership as of both December 31, 2022 and 2021, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired OP Units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

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

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was approximately $481.6 million and $804.0 million based on the closing price of Essex's common stock as of December 31, 2022 and 2021, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

(13) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2022			2021			2020
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$408,315	65,079,764	$6.27	$488,554	65,051,465	$7.51	$568,870	65,454,057	$8.69
Effect of Dilutive Securities
Stock options		18,422		—	37,409		—	16,678
DownREIT units	—	—		—	—		783	94,247
Diluted:
Net income available to common stockholders	$408,315	65,098,186	$6.27	$488,554	65,088,874	$7.51	$569,653	65,564,982	$8.69

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,276,341, 2,289,391 and 2,296,608, which include vested Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2022, 2021 and 2020, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $14.3 million, $17.2 million and $20.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock options of 253,845, 116,380, and 403,458 for the years ended December 31, 2022, 2021, and 2020, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2022			2021			2020
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$422,612	67,356,105	$6.27	$505,745	67,340,856	$7.51	$588,782	67,750,665	$8.69
Effect of Dilutive Securities
Stock options	—	18,422		—	37,409		—	16,678
DownREIT units	—	—		—	—		783	94,247
Diluted:
Net income available to common unitholders	$422,612	67,374,527	$6.27	$505,745	67,378,265	$7.51	$589,565	67,861,590	$8.69

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

Stock options of 253,845, 116,380, and 403,458, for the years ended December 31, 2022, 2021, and 2020, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the years ended and, therefore, were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

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

Equity-based compensation costs for options and restricted stock under the fair value method totaled $11.4 million, $11.7 million, and $12.9 million for years ended December 31, 2022, 2021 and 2020, respectively. For each of the years ended December 31, 2022, 2021 and 2020 equity-based compensation costs included $3.5 million related to restricted stock for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $0.7 million, $0.9 million, and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The intrinsic value of the options exercised totaled $7.6 million, $25.7 million, and $7.4 million, for the years ended December 31, 2022, 2021, and 2020 respectively. The intrinsic value of the options exercisable totaled $0.2 million and $22.5 million as of December 31, 2022 and 2021, respectively.

Total unrecognized compensation cost related to unvested stock options totaled $3.7 million as of December 31, 2022 and the unrecognized compensation cost is expected to be recognized over a period of 2.0 years.

The average fair value of stock options granted for the years ended December 31, 2022, 2021 and 2020 was $23.39, $24.68 and $20.69, respectively. Certain stock options granted in 2022, 2021, and 2020 included a $100 cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2022	2021	2020
Stock price	$245.17	$329.71	$244.74
Risk-free interest rates	3.50%	1.22%	0.83%
Expected lives	6 years	6 years	6 years
Volatility	27.98%	27.00%	25.72%
Dividend yield	3.06%	2.90%	2.93%

A summary of the status of the Company’s stock option plans as of December 31, 2022, 2021, and 2020 and changes during the years ended on those dates is presented below:

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

	2022		2021		2020
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	463,863	$284.82	613,109	$255.86	572,971	$251.10
Granted	111,757	245.17	99,479	329.71	149,020	244.74
Exercised	(76,246)	245.43	(248,725)	231.37	(70,802)	208.57
Forfeited and canceled	(11,928)	281.19	—	—	(38,080)	228.64
Outstanding at end of year	487,446	279.46	463,863	284.82	613,109	255.86
Options exercisable at year end	293,377	285.76	274,244	270.11	361,985	245.83

The following table summarizes information about restricted stock outstanding as of December 31, 2022, 2021 and 2020 and changes during the years ended:

	2022		2021		2020
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	159,401	$251.03	132,603	$214.34	114,877	$197.62
Granted	72,838	215.73	50,349	337.52	45,196	248.16
Vested	(44,945)	306.25	(22,387)	229.90	(15,116)	170.61
Forfeited and canceled	(4,379)	272.12	(1,164)	219.30	(12,354)	184.11
Unvested at end of year	182,915	222.90	159,401	251.03	132,603	214.34

The unrecognized compensation cost related to unvested restricted stock totaled $13.8 million as of December 31, 2022 and is expected to be recognized over a period of 2.0 years.

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
December 31, 2022, 2021, and 2020

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

Equity-based compensation costs for LTIP and Z Units under the fair value method totaled approximately zero for the years ended December 31, 2022, 2021 and 2020. Equity-based compensation costs related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately zero for the years ended December 31, 2022, 2021, and 2020. The intrinsic value of the vested and unvested LTIP Units totaled $22.5 million as of December 31, 2022. Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans was zero as of December 31, 2022.

The following table summarizes information about the LTIP Units outstanding as of December 31, 2022:

	Long-Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2019	143,257	1,890	145,147	$75.03	5.2
Granted	—	—	—
Vested	1,890	(1,890)	—
Converted	(39,010)	—	(39,010)
Cancelled	—	—	—
Balance, December 31, 2020	106,137	—	106,137	$84.47	3.6
Granted	—	—	—
Vested	—	—	—
Converted	—	—	—
Cancelled	—	—	—
Balance, December 31, 2021	106,137	—	106,137	$84.47	2.6
Granted	—	—	—
Vested	—	—	—
Converted	—	—	—
Cancelled	—	—	—
Balance, December 31, 2022	106,137	—	106,137	$84.47	1.6

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

The revenues and NOI for each of the reportable operating segments are summarized as follows for the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues:
Southern California	$652,742	$580,305	$558,839
Northern California	639,138	584,034	604,348
Seattle Metro	271,248	239,839	243,900
Other real estate assets	32,547	27,240	79,063
Total property revenues	$1,595,675	$1,431,418	$1,486,150
Net operating income:
Southern California	$464,023	$402,608	$385,766
Northern California	445,763	401,870	431,047
Seattle Metro	191,476	160,959	166,806
Other real estate assets	27,144	20,745	61,919
Total net operating income	1,128,406	986,182	1,045,538
Management and other fees from affiliates	11,139	9,138	9,598
Corporate-level property management expenses	(40,704)	(36,211)	(34,361)
Depreciation and amortization	(539,319)	(520,066)	(525,497)
General and administrative	(56,577)	(51,838)	(65,388)
Expensed acquisition and investment related costs	(2,132)	(203)	(1,591)
Impairment loss	—	—	(1,825)
Gain on sale of real estate and land	94,416	142,993	64,967
Interest expense	(204,798)	(203,125)	(220,633)
Total return swap income	7,907	10,774	10,733
Interest and other (loss) income	(19,040)	98,744	40,999
Equity income from co-investments	26,030	111,721	66,512
Deferred tax benefit (expense) on unconsolidated co-investments	10,236	(15,668)	(1,531)
Loss on early retirement of debt, net	(2)	(19,010)	(22,883)
Gain on remeasurement of co-investment	17,423	2,260	234,694
Net income	$432,985	$515,691	$599,332

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31,
	2022	2021
Assets:
Southern California	$3,925,251	$3,956,814
Northern California	5,414,467	5,460,701
Seattle Metro	1,374,379	1,407,033
Other real estate assets	99,997	158,525
Net reportable operating segments - real estate assets	10,814,094	10,983,073
Real estate under development	24,857	111,562
Co-investments	1,127,491	1,177,802
Cash and cash equivalents, including restricted cash	42,681	58,638
Marketable securities	112,743	191,829
Notes and other receivables	103,045	341,033
Operating lease right-of-use assets	67,239	68,972
Prepaid expenses and other assets	80,755	64,964
Total assets	$12,372,905	$12,997,873

(16) 401(k) Plan

The Company has a 401(k) benefit plan (the "Plan") for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $3.3 million, $3.3 million, and $2.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021, and 2020

There continue to be lawsuits against owners and managers of certain of the Company's apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements in the past. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2022, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"). Through PWI, the Company is self-insured for earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2022, PWI has cash and marketable securities of approximately $107.6 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Belmont Station	275	Los Angeles, CA	29,209	8,100	66,666	9,778	8,267	76,277	84,544	(39,299)	2009	Mar-09	3-30
Brio	300	Walnut Creek, CA	93,602	16,885	151,741	4,423	16,885	156,164	173,049	(20,332)	2015	Jun-19	3-30
Fountain Park	705	Playa Vista, CA	82,577	25,073	94,980	44,493	25,203	139,343	164,546	(92,190)	2002	Feb-04	3-30
Highridge	255	Rancho Palos Verdes, CA	69,416	5,419	18,347	35,981	6,073	53,674	59,747	(45,470)	1972	May-97	3-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,368	8,190	24,736	19,395	8,191	44,130	52,321	(30,002)	1963	Sep-07	3-30
Marquis	166	San Jose, CA	44,686	20,495	47,823	1,508	20,495	49,331	69,826	(6,651)	2015	Dec-18	3-30
Sage at Cupertino	230	San Jose, CA	51,824	35,719	53,449	12,695	35,719	66,144	101,863	(16,631)	1971	Mar-17	3-30
The Barkley (3)	161	Anaheim, CA	14,909	—	8,520	8,824	2,353	14,991	17,344	(11,861)	1984	Apr-00	3-30
The Dylan	184	West Hollywood, CA	57,741	19,984	82,286	2,792	19,990	85,072	105,062	(24,097)	2015	Mar-15	3-30
The Huxley	187	West Hollywood, CA	52,564	19,362	75,641	3,148	19,371	78,780	98,151	(22,518)	2014	Mar-15	3-30
Township	132	Redwood City, CA	45,047	19,812	70,619	1,749	19,812	72,368	92,180	(8,510)	2014	Sep-19	3-30
	2,783		$593,943	$179,039	$694,808	$144,786	$182,359	$836,274	$1,018,633	$(317,561)

Unencumbered Communities
Agora	49	Walnut Creek, CA	—	4,932	60,423	1,534	4,934	61,955	66,889	(6,249)	2016	Jan-20	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	22,598	32,136	151,141	183,277	(50,612)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	3,456	5,869	27,433	33,302	(13,310)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	3,730	11,923	51,420	63,343	(16,204)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	11,728	4,982	31,441	36,423	(21,352)	1971	Dec-02	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	1,110	4,726	15,340	20,066	(5,346)	2009	Jan-13	3-30
Apex	367	Milpitas, CA	—	44,240	103,251	9,638	44,240	112,889	157,129	(32,041)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	22,117	58,442	197,443	255,885	(67,620)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	3,121	3,924	14,983	18,907	(6,136)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	2,865	23,550	96,676	120,226	(20,592)	2014	Dec-16	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	7,427	32,379	145,367	177,746	(37,061)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	17,507	27,235	81,910	109,145	(25,061)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	2,707	—	52,520	52,520	(17,435)	2013	Apr-14	5-30
Avondale at Warner Center	446	Woodland Hills, CA	—	10,536	24,522	31,247	10,601	55,704	66,305	(41,427)	1970	Jan-99	3-30
Bel Air	462	San Ramon, CA	—	12,105	18,252	48,315	12,682	65,990	78,672	(50,470)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	—	21,725	92,091	5,848	21,725	97,939	119,664	(30,235)	2009	Apr-14	5-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	7,214	17,247	47,557	64,804	(20,346)	2004	Sep-10	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
BellCentre	249	Bellevue, WA	—	16,197	67,207	7,137	16,197	74,344	90,541	(24,768)	2001	Apr-14	5-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	1,843	5,401	23,646	29,047	(10,151)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	8,155	4,473	18,418	22,891	(12,182)	1974	Oct-06	3-30
Bennett Lofts	164	San Francisco, CA	—	21,771	50,800	34,664	28,371	78,864	107,235	(29,400)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	7,169	10,802	50,378	61,180	(16,949)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	6,765	2,503	16,671	19,174	(11,489)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	15,812	3,580	23,934	27,514	(20,846)	1978	Jan-96	3-30
Brookside Oaks	170	Sunnyvale, CA	—	7,301	16,310	28,417	10,328	41,700	52,028	(30,093)	1973	Jun-00	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	7,268	1,531	13,167	14,698	(10,387)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	9,253	2,656	20,020	22,676	(15,329)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	11,741	5,293	23,579	28,872	(19,266)	1989	Jan-95	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	103,729	11,639	131,459	143,098	(99,288)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	10,529	11,075	35,661	46,736	(29,837)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	6,538	18,185	79,277	97,462	(25,495)	1998	Apr-14	5-30
Camino Ruiz Square	159	Camarillo, CA	—	6,871	26,119	3,370	6,931	29,429	36,360	(16,048)	1990	Dec-06	3-30
Canvas	123	Seattle, WA	—	10,489	36,924	421	10,489	37,345	47,834	(1,378)	2014	Dec-21	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	9,920	19,088	54,393	73,481	(28,146)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	11,235	4,693	29,522	34,215	(19,838)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	10,738	4,048	23,347	27,395	(17,157)	1961	Sep-01	3-30
Carmel Creek	348	San Diego, CA	—	26,842	107,368	10,837	26,842	118,205	145,047	(39,336)	2000	Apr-14	5-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	16,210	16,725	83,111	99,836	(27,661)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	6,766	14,968	66,637	81,605	(21,491)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	8,020	4,833	23,364	28,197	(18,140)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	3,420	6,714	30,276	36,990	(9,805)	1987	Apr-14	5-30
CBC Apartments & The Sweeps	239	Goleta, CA	—	11,841	45,320	8,155	11,906	53,410	65,316	(32,068)	1962	Jan-06	3-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	10,082	5,652	26,415	32,067	(16,498)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	23,359	3,442	31,065	34,507	(25,525)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	2,689	6,582	18,378	24,960	(9,272)	2002	Jul-08	3-30
City View	572	Hayward, CA	—	9,883	37,670	39,609	10,350	76,812	87,162	(59,999)	1975	Mar-98	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	994	7,276	23,220	30,496	(6,904)	2013	May-14	3-30
Connolly Station	309	Dublin, CA	—	19,949	123,428	4,003	19,949	127,431	147,380	(13,666)	2014	Jan-20	3-30
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	4,925	5,801	22,340	28,141	(10,276)	1978	Nov-10	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	5,145	13,912	60,794	74,706	(19,483)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	6,848	4,187	23,418	27,605	(15,961)	1976	Dec-02	3-30
Courtyard off Main	110	Bellevue, WA	—	7,465	21,405	6,737	7,465	28,142	35,607	(12,660)	2000	Oct-10	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	17,342	37,579	105,027	142,606	(36,252)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	5,688	21,478	55,804	77,282	(18,191)	1996	Apr-14	5-30
Domaine	92	Seattle, WA	—	9,059	27,177	1,902	9,059	29,079	38,138	(10,526)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	—	4,758	14,285	8,555	4,757	22,841	27,598	(12,820)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	—	15,066	45,249	6,047	15,066	51,296	66,362	(15,982)	1994	Jul-14	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	3,448	8,458	37,280	45,738	(12,180)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	8,212	3,449	16,013	19,462	(13,488)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	2,409	13,378	55,649	69,027	(11,963)	2012	Dec-16	3-30
Emme	190	Emeryville, CA	—	15,039	80,532	1,287	15,039	81,819	96,858	(8,568)	2015	Jan-20	3-30
Enso	183	San Jose, CA	—	21,397	71,135	2,869	21,397	74,004	95,401	(18,494)	2014	Dec-15	3-30
Epic	769	San Jose, CA	—	89,111	307,769	3,917	89,111	311,686	400,797	(32,155)	2013	Jan-20	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	18,162	18,429	57,989	76,418	(38,046)	2002	Apr-04	3-30
Essex Skyline	350	Santa Ana, CA	—	21,537	146,099	17,029	21,537	163,128	184,665	(61,800)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	8,494	3,649	21,806	25,455	(17,748)	1990	Jun-97	3-30
Fairhaven Apartments	164	Santa Ana, CA	—	2,626	10,485	11,279	2,957	21,433	24,390	(16,156)	1970	Nov-01	3-30
Fairway Apartments at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	9,123	—	16,973	16,973	(14,555)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	5,629	5,297	21,192	26,489	(13,281)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	43,866	2,440	53,682	56,122	(50,019)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	14,662	5,964	28,565	34,529	(22,734)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	4,842	3,731	19,372	23,103	(12,291)	1998	Oct-03	3-30
Form 15	242	San Diego, CA	—	24,510	72,221	13,697	25,540	84,888	110,428	(20,661)	2014	Mar-16	3-30
Foster's Landing	490	Foster City, CA	—	61,714	144,000	15,419	61,714	159,419	221,133	(53,500)	1987	Apr-14	5-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	16,129	6,985	43,152	50,137	(33,603)	2000	Mar-00	3-30
Fountains at River Oaks	226	San Jose, CA	—	26,046	60,773	8,210	26,046	68,983	95,029	(23,318)	1990	Apr-14	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	5,119	8,879	57,470	66,349	(25,729)	2010	Apr-10	3-30
Fox Plaza	445	San Francisco, CA	—	39,731	92,706	42,615	39,731	135,321	175,052	(56,408)	1968	Feb-13	3-30
The Henley I/The Henley II	215	Glendale, CA	—	6,695	16,753	30,898	6,733	47,613	54,346	(36,596)	1970	Jun-99	3-30
Highlands at Wynhaven	333	Issaquah, WA	—	16,271	48,932	17,285	16,271	66,217	82,488	(36,521)	2000	Aug-08	3-30
Hillcrest Park	608	Newbury Park, CA	—	15,318	40,601	28,006	15,755	68,170	83,925	(50,836)	1973	Mar-98	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	38,356	22,000	133,037	155,037	(75,372)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	3,536	4,208	20,283	24,491	(11,071)	1965	Mar-07	3-30
Huntington Breakers	342	Huntington Beach, CA	—	9,306	22,720	25,258	9,315	47,969	57,284	(39,444)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	—	3,467	7,881	9,621	3,474	17,495	20,969	(15,240)	1985	Oct-94	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	8,271	17,774	49,744	67,518	(15,989)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	13,716	38,155	102,744	140,899	(34,590)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	9,215	1,595	15,609	17,204	(12,809)	1981	Dec-96	3-30
Lawrence Station	336	Sunnyvale, CA	—	45,532	106,735	7,155	45,532	113,890	159,422	(38,670)	2012	Apr-14	5-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	14,806	3,092	22,225	25,317	(19,170)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	11,653	4,760	30,198	34,958	(21,451)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	34,966	—	63,133	63,133	(38,015)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	18,362	5,324	34,789	40,113	(30,972)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	3,221	1,562	9,317	10,879	(7,071)	1987	May-00	3-30
MB 360	360	San Francisco, CA	—	42,001	212,648	15,158	42,001	227,806	269,807	(65,764)	2014	Apr-14	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	3,413	1,894	10,905	12,799	(7,198)	1963	Dec-02	3-30
Mill Creek at Windermere	400	San Ramon, CA	—	29,551	69,032	13,524	29,551	82,556	112,107	(41,320)	2005	Sep-07	3-30
Mio	103	San Jose, CA	—	11,012	39,982	1,941	11,012	41,923	52,935	(10,129)	2015	Jan-16	3-30
Mirabella	188	Marina Del Rey, CA	—	6,180	26,673	19,252	6,270	45,835	52,105	(31,594)	2000	May-00	3-30
Mira Monte	354	Mira Mesa, CA	—	7,165	28,459	14,669	7,186	43,107	50,293	(30,231)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	18,861	7,886	41,841	49,727	(32,361)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	14,162	10,167	52,872	63,039	(32,289)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	11,824	46,499	120,322	166,821	(39,719)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	11,073	31,429	84,407	115,836	(28,568)	1989	Apr-14	5-30
Montanosa	472	San Diego, CA	—	26,697	106,787	13,318	26,697	120,105	146,802	(38,148)	1990	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	—	4,842	19,776	31,894	4,997	51,515	56,512	(46,546)	1973	Dec-88	3-30
Montebello	248	Kirkland, WA	—	13,857	41,575	12,941	13,858	54,515	68,373	(20,666)	1996	Jul-12	3-30
Montejo Apartments	124	Garden Grove, CA	—	1,925	7,685	5,778	2,194	13,194	15,388	(8,799)	1974	Nov-01	3-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	8,321	2,424	13,825	16,249	(10,397)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	6,823	7,823	40,258	48,081	(18,197)	2011	Feb-11	3-30
Mylo	476	Santa Clara, CA	—	6,472	206,098	647	6,472	206,745	213,217	(25,842)	2021	Jun-21	3-30
1000 Kiely	121	Santa Clara, CA	—	9,359	21,845	10,650	9,359	32,495	41,854	(16,631)	1971	Mar-11	3-30
Palm Valley	1,100	San Jose, CA	—	133,802	312,205	28,233	133,802	340,438	474,240	(76,852)	2008	Jan-17	3-30
Paragon Apartments	301	Fremont, CA	—	32,230	77,320	3,781	32,230	81,101	113,331	(23,759)	2013	Jul-14	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	4,461	4,710	23,300	28,010	(9,892)	2002	Jun-12	3-30
Park Highland	250	Bellevue, WA	—	9,391	38,224	15,311	9,391	53,535	62,926	(22,330)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	—	7,284	21,937	14,134	7,284	36,071	43,355	(22,322)	1999	Feb-99	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	6,770	15,894	70,344	86,238	(22,770)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	13,872	9,424	35,860	45,284	(18,018)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	4,289	10,680	47,011	57,691	(15,712)	1989	Apr-14	5-30
Patent 523	295	Seattle, WA	—	14,558	69,417	7,456	14,558	76,873	91,431	(35,368)	2010	Mar-10	3-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	23,185	6,239	37,786	44,025	(34,740)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	18,453	19,848	78,059	97,907	(27,927)	1969	May-14	3-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	859	—	2,570	2,570	(1,907)	1973	Dec-04	3-24
Pinnacle at Fullerton	192	Fullerton, CA	—	11,019	45,932	6,248	11,019	52,180	63,199	(17,490)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	—	7,760	31,041	5,020	7,760	36,061	43,821	(12,439)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	—	15,810	66,401	9,116	15,810	75,517	91,327	(24,482)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	—	17,023	68,093	7,263	17,023	75,356	92,379	(24,508)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	—	19,292	77,168	7,794	19,292	84,962	104,254	(26,568)	2002	Apr-14	5-30
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	9,054	14,647	67,640	82,287	(21,944)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	13,837	4,505	31,442	35,947	(23,231)	1963	Aug-98	3-30
Pure Redmond	105	Redmond, WA	—	7,461	31,363	1,836	7,461	33,199	40,660	(3,654)	2016	Dec-19	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	4,553	11,702	156,889	168,591	(49,503)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	9,107	6,873	25,144	32,017	(13,891)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	4,959	3,184	17,696	20,880	(9,169)	1989	Dec-09	3-30
Regency Palm Court	116	Los Angeles, CA	—	7,763	28,019	1,138	7,763	29,157	36,920	(467)	1987	Jul-22	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	10,042	27,870	121,524	149,394	(39,208)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	6,099	25,073	127,413	152,486	(37,131)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	3,550	3,801	14,949	18,750	(10,837)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	8,398	3,331	15,892	19,223	(14,091)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	17,835	4,173	76,796	80,969	(36,704)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	38,058	22,866	66,959	89,825	(42,507)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	17,391	9,582	57,707	67,289	(25,651)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	6,339	2,820	17,501	20,321	(11,291)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	8,886	19,292	86,054	105,346	(28,188)	1986	Apr-14	5-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	1,915	7,379	24,053	31,432	(7,903)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	8,105	34,444	155,367	189,811	(52,443)	2014	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Station Park Green	599	San Mateo, CA	—	54,782	314,694	110,657	67,204	412,929	480,133	(58,895)	2018	Mar-18	3-30
Stevenson Place	200	Fremont, CA	—	996	5,582	15,544	1,001	21,121	22,122	(17,733)	1975	Apr-00	3-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	11,219	3,201	23,788	26,989	(18,480)	1986	Oct-97	3-30
Summerhill Park	100	Sunnyvale, CA	—	2,654	4,918	11,661	2,656	16,577	19,233	(14,478)	1988	Sep-88	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	10,112	5,977	33,764	39,741	(22,902)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	5,127	13,915	62,827	76,742	(20,376)	2008	Apr-14	5-30
The Audrey at Belltown	137	Seattle, WA	—	9,228	36,911	3,046	9,228	39,957	49,185	(12,553)	1992	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	1,423	6,964	31,345	38,309	(9,394)	2014	Mar-14	3-30
The Bernard	63	Seattle, WA	—	3,699	11,345	1,097	3,689	12,452	16,141	(5,066)	2008	Sep-11	3-30
The Blake LA	196	Los Angeles, CA	—	4,023	9,527	25,573	4,031	35,092	39,123	(25,348)	1979	Jun-97	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	3,407	6,939	24,084	31,023	(12,852)	2006	Jun-07	3-30
The Commons	264	Campbell, CA	—	12,555	29,307	11,676	12,556	40,982	53,538	(20,972)	1973	Jul-10	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	19,851	2,824	30,120	32,944	(25,366)	1981	Jan-97	3-30
The Galloway	506	Pleasanton, CA	—	32,966	184,499	4,810	32,966	189,309	222,275	(20,181)	2016	Jan-20	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	8,950	4,531	98,158	102,689	(47,729)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	57,103	8,385	55,714	64,099	(45,569)	1972	Apr-97	3-30
The Huntington	276	Huntington Beach, CA	—	10,374	41,495	8,888	10,374	50,383	60,757	(20,123)	1975	Jun-12	3-30
The Landing at Jack London Square	282	Oakland, CA	—	33,554	78,292	9,533	33,554	87,825	121,379	(30,122)	2001	Apr-14	5-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	6,219	1,618	10,083	11,701	(7,542)	1971	Jun-97	3-30
The Palisades	192	Bellevue, WA	—	1,560	6,242	15,618	1,565	21,855	23,420	(19,371)	1977	May-90	3-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	—	23,584	94,334	16,019	23,584	110,353	133,937	(37,515)	1988	Apr-14	5-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	5,096	13,574	59,394	72,968	(19,069)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	8,769	21,930	96,489	118,419	(31,532)	1985	Apr-14	5-30
The Village at Toluca Lake	145	Burbank, CA	—	14,634	48,297	1,354	14,634	49,651	64,285	(2,767)	1974	Jun-21	3-30
The Waterford	238	San Jose, CA	—	11,808	24,500	18,880	15,165	40,023	55,188	(29,398)	2000	Jun-00	3-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	10,699	13,661	64,026	77,687	(39,508)	2001	Jan-01	3-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	3,123	6,949	30,919	37,868	(9,943)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	5,542	3,890	13,930	17,820	(10,618)	1985	Oct-97	3-30
Valley Park	160	Fountain Valley, CA	—	3,361	13,420	7,055	3,761	20,075	23,836	(14,229)	1969	Nov-01	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	6,904	22,016	89,158	111,174	(37,128)	2011	Jul-11	3-30
Villa Angelina	256	Placentia, CA	—	4,498	17,962	9,357	4,962	26,855	31,817	(19,266)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	—	38,299	89,365	3,231	38,299	92,596	130,895	(29,256)	2010	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	11,919	13,842	67,286	81,128	(24,118)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	5,658	6,488	42,426	48,914	(14,607)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	9,706	5,573	21,607	27,180	(15,005)	1963	Aug-04	3-30
Vox Apartments	58	Seattle, WA	—	5,545	16,635	543	5,545	17,178	22,723	(5,400)	2013	Oct-13	3-30
Wallace on Sunset	200	Los Angeles, CA	—	24,005	80,466	4,041	24,005	84,507	108,512	(13,371)	2021	Dec-21	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	6,829	4,887	25,968	30,855	(17,053)	1964	Oct-03	3-30
Wandering Creek	156	Kent, WA	—	1,285	4,980	6,079	1,296	11,048	12,344	(9,315)	1986	Nov-95	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	14,184	2,258	21,191	23,449	(17,924)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	20,592	43,194	121,622	164,816	(48,482)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	8,228	30,535	99,832	130,367	(31,251)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	19,434	56,932	231,432	288,364	(75,779)	2014	Apr-14	5-30
Wilshire Promenade	149	Fullerton, CA	—	3,118	7,385	13,987	3,797	20,693	24,490	(15,554)	1992	Jan-97	3-30
Windsor Court	95	Los Angeles, CA		6,383	23,420	816	6,383	24,236	30,619	(389)	1987	Jul-22	3-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	17,579	4,021	27,890	31,911	(26,204)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	26,278	2,044	35,001	37,045	(27,128)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	6,494	5,341	27,520	32,861	(17,226)	1987	Dec-04	3-30
	48,939		$—	$2,728,585	$9,703,950	$2,396,447	$2,778,895	$12,050,087	$14,828,982	$(4,815,957)

				Costs
		Initial cost		capitalized	Gross amount carried at close of period
			Buildings and	subsequent	Land and	Buildings and		Accumulated
Property	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation
Other real estate assets	—	80,706	16,587	21,319	82,067	36,545	118,612	(18,615)
	$—	$80,706	$16,587	$21,319	$82,067	$36,545	$118,612	$(18,615)

Total	$593,943	$2,988,330	$10,415,345	$2,562,552	$3,043,321	$12,922,906	$15,966,227	$(5,152,133)
(1) The aggregate cost for federal income tax purposes is approximately $12.1 billion (unaudited).
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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

(8) The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2022	2021	2020		2022	2021	2020
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$15,629,927	$15,061,745	$14,038,142	Balance at beginning of year	$4,646,854	$4,133,959	$3,689,482
Acquisition, development, and improvement of real estate	427,668	707,267	1,426,505	Depreciation expense	536,202	528,613	518,629
Disposition of real estate and other	(91,368)	(139,085)	(402,902)	Depreciation expense - Disposals and other	(30,923)	(15,718)	(74,152)
Balance at the end of year	$15,966,227	$15,629,927	$15,061,745	Balance at the end of year	$5,152,133	$4,646,854	$4,133,959

EXHIBIT INDEX
Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

3.2
Seventh Amended and Restated Bylaws of Essex Property Trust, Inc. (effective as of December 8, 2022), attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 13, 2022, and incorporated herein by reference.

3.3
Certificate of Limited Partnership of Essex Portfolio, L.P. and amendments thereto, attached as Exhibit 3.4 to the Company's Annual Report on Form 10-K, filed February 25, 2022, and incorporated herein by reference.

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

4.14	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Agreement between Essex Property Trust, Inc. and George M. Marcus, dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2
Essex Property Trust, Inc. Deferred Compensation Plan, As Amended and Restated As of January 1, 2021, attached as Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed February 25, 2022, and incorporated herein by reference.

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

10.18
Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed February 25, 2022, and incorporated herein by reference.*

10.19
Fourth Amended and Restated Revolving Credit Agreement, dated as of July 7, 2022, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and incorporated herein by reference.†

10.20	Deferred Compensation Plan for Non-Employee Directors, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020 and incorporated herein by reference.*

10.21
Executive Transition Services Agreement, dated as of October 3, 2022, by and between Essex Property Trust, Inc. and Michael J. Schall, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 3, 2022 and incorporated herein by reference.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 23, 2023.

ESSEX PROPERTY TRUST, INC.

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

Signature	Title	Date

/s/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 23, 2023

/s/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 23, 2023

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Lead Director	February 23, 2023

/s/ MARIA R. HAWTHORNE Maria R. Hawthorne	Director	February 23, 2023

/s/ AMAL M. JOHNSON Amal M. Johnson	Director	February 23, 2023

/s/ MARY KASARIS Mary Kasaris	Director	February 23, 2023

/s/ ANGELA L. KLEIMAN Angela L. Kleiman	Chief Operating Officer and Sr. Executive Vice President, and Director	February 23, 2023

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 23, 2023

/s/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 23, 2023

/s/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 23, 2023

S-2