Form 10-Q
period 2023-03-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2023-04-28
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,181,614 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 26, 2023.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2023 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2022.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	March 31, 2023	December 31, 2022
Real estate:
Rental properties:
Land and land improvements	$3,031,415	$3,043,321
Buildings and improvements	12,910,492	12,922,906
	15,941,907	15,966,227
Less: accumulated depreciation	(5,254,874)	(5,152,133)
	10,687,033	10,814,094
Real estate under development	21,909	24,857
Co-investments	1,131,183	1,127,491
	11,840,125	11,966,442
Cash and cash equivalents-unrestricted	67,712	33,295
Cash and cash equivalents-restricted	9,446	9,386
Marketable securities, net of allowance for credit losses of zero as of both March 31, 2023 and December 31, 2022	107,002	112,743
Notes and other receivables, net of allowance for credit losses of $0.4 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively (includes related party receivables of $6.9 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively)	120,586	103,045
Operating lease right-of-use assets	66,373	67,239
Prepaid expenses and other assets	68,530	80,755
Total assets	$12,279,774	$12,372,905
LIABILITIES AND EQUITY
Unsecured debt, net	$5,313,701	$5,312,168
Mortgage notes payable, net	593,147	593,943
Lines of credit	457	52,073
Accounts payable and accrued liabilities	208,072	165,461
Construction payable	19,810	23,159
Dividends payable	155,720	149,166
Distributions in excess of investments in co-investments	50,309	42,532
Operating lease liabilities	67,772	68,696
Other liabilities	43,721	43,441
Total liabilities	6,452,709	6,450,639
Commitments and contingencies
Redeemable noncontrolling interest	30,208	27,150
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,181,614 and 64,604,603 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,657,183	6,750,076
Distributions in excess of accumulated earnings	(1,074,930)	(1,080,176)
Accumulated other comprehensive income, net	36,522	46,466
Total stockholders' equity	5,618,781	5,716,372
Noncontrolling interest	178,076	178,744
Total equity	5,796,857	5,895,116
Total liabilities and equity	$12,279,774	$12,372,905

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental and other property	$409,656	$379,216
Management and other fees from affiliates	2,765	2,689
	412,421	381,905
Expenses:
Property operating, excluding real estate taxes	73,882	68,858
Real estate taxes	46,530	47,242
Corporate-level property management expenses	11,432	10,172
Depreciation and amortization	136,347	133,533
General and administrative	15,311	12,242
Expensed acquisition and investment related costs	339	8
Casualty loss	433	—
	284,274	272,055
Gain on sale of real estate and land	59,238	—
Earnings from operations	187,385	109,850
Interest expense	(51,045)	(50,377)
Total return swap income	1,033	2,544
Interest and other income (loss)	12,450	(7,567)
Equity income from co-investments	10,871	21,171
Deferred tax benefit on unconsolidated co-investments	900	2,754
Net income	161,594	78,375
Net income attributable to noncontrolling interest	(8,062)	(5,121)
Net income available to common stockholders	$153,532	$73,254
Comprehensive income	$151,300	$98,856
Comprehensive income attributable to noncontrolling interest	(7,712)	(5,813)
Comprehensive income attributable to controlling interest	$143,588	$93,043
Per share data:
Basic:
Net income available to common stockholders	$2.38	$1.12
Weighted average number of shares outstanding during the period	64,458,535	65,275,775
Diluted:
Net income available to common stockholders	$2.38	$1.12
Weighted average number of shares outstanding during the period	64,459,689	65,339,378

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended March 31, 2023	Shares	Amount
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	153,532	—	8,062	161,594
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(9,944)	(350)	(10,294)
Issuance of common stock under:
Stock option and restricted stock plans, net	2	—	—	—	—	—	—
Sale of common stock, net	—	—	(72)	—	—	—	(72)
Equity based compensation costs	—	—	5,472	—	—	192	5,664
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,927)	—	—	(131)	(3,058)
Distributions to noncontrolling interest	—	—	—	—	—	(7,977)	(7,977)
Redemptions of noncontrolling interest	12	—	291	—	—	(464)	(173)
Common stock dividends ($2.31 per share)	—	—	—	(148,286)	—	—	(148,286)
Balances at March 31, 2023	64,182	$6	$6,657,183	$(1,074,930)	$36,522	$178,076	$5,796,857

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling Interest	Total
Three Months Ended March 31, 2022	Shares	Amount
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	73,254	—	5,121	78,375
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	19,404	679	20,083
Change in fair value of marketable debt securities, net	—	—	—	—	385	13	398
Issuance of common stock under:
Stock option and restricted stock plans, net	84	—	16,867	—	—	—	16,867
Sale of common stock, net	—	—	(141)	—	—	—	(141)
Equity based compensation costs	—	—	2,380	—	—	83	2,463
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,014)	—	—	(58)	(5,072)
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(7,619)	(7,619)
Redemptions of noncontrolling interest	—	—	(1)	—	—	(25)	(26)
Common stock dividends ($2.20 per share)	—	—	—	(143,754)	—	—	(143,754)
Balances at March 31, 2022	65,332	$7	$6,930,072	$(987,333)	$14,237	$181,224	$6,138,207

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$161,594	$78,375
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	(381)	2,074
Depreciation and amortization	136,347	133,533
Amortization of discount and debt financing costs, net	1,282	1,665
Gain on sale of marketable securities	(912)	(12,171)
Provision for credit losses	18	62
Unrealized (gains) losses on equity securities recognized through income	(368)	24,585
Earnings from co-investments	(10,871)	(21,171)
Operating distributions from co-investments	6,784	52,281
Accrued interest from notes and other receivables	(2,165)	(3,447)
Casualty loss	433	—
Gain on the sale of real estate and land	(59,238)	—
Equity-based compensation	1,971	2,296
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	2,457	16,026
Accounts payable, accrued liabilities, and operating lease liabilities	39,687	40,300
Other liabilities	281	735
Net cash provided by operating activities	276,919	315,143
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	—	(61)
Redevelopment	(21,265)	(18,004)
Development acquisitions of and additions to real estate under development	(3,791)	(6,882)
Capital expenditures on rental properties	(21,084)	(24,917)
Investments in notes receivable	(14,883)	(134,697)
Collections of notes and other receivables	—	270,338
Proceeds from insurance for property losses	152	88
Proceeds from dispositions of real estate	99,388	—
Contributions to co-investments	(7,967)	(79,284)
Changes in refundable deposits	9,000	(6,318)
Purchases of marketable securities	(11,073)	(10,826)
Sales and maturities of marketable securities	26,681	27,911
Non-operating distributions from co-investments	—	88,370
Net cash provided by investing activities	55,158	105,718
Cash flows from financing activities:
Payments on unsecured debt and mortgage notes	(206)	(904)
Proceeds from lines of credit	327,524	391,472
Repayments of lines of credit	(379,141)	(634,729)

	Three Months Ended March 31,
	2023	2022
Retirement of common stock	(95,657)	—
Additions to deferred charges	(166)	—
Net (costs) proceeds from issuance of common stock	(72)	(141)
Net proceeds from stock options exercised	—	19,083
Payments related to tax withholding for share-based compensation	—	(2,216)
Contributions from noncontrolling interest	—	125
Distributions to noncontrolling interest	(7,580)	(7,218)
Redemption of noncontrolling interest	(173)	(26)
Common stock dividends paid	(142,129)	(136,392)
Net cash used in financing activities	(297,600)	(370,946)
Net increase in unrestricted and restricted cash and cash equivalents	34,477	49,915
Unrestricted and restricted cash and cash equivalents at beginning of period	42,681	58,638
Unrestricted and restricted cash and cash equivalents at end of period	$77,158	$108,553

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.3 million and $0.9 million capitalized in 2023 and 2022, respectively)	$52,686	$51,168
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,762	$1,738
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$121	$4,346
Transfers from real estate under development to co-investments	$467	$858
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$3,058	$5,073

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	March 31, 2023	December 31, 2022
Real estate:
Rental properties:
Land and land improvements	$3,031,415	$3,043,321
Buildings and improvements	12,910,492	12,922,906
	15,941,907	15,966,227
Less: accumulated depreciation	(5,254,874)	(5,152,133)
	10,687,033	10,814,094
Real estate under development	21,909	24,857
Co-investments	1,131,183	1,127,491
	11,840,125	11,966,442
Cash and cash equivalents-unrestricted	67,712	33,295
Cash and cash equivalents-restricted	9,446	9,386
Marketable securities, net of allowance for credit losses of zero as of both March 31, 2023 and December 31, 2022	107,002	112,743
Notes and other receivables, net of allowance for credit losses of $0.4 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively (includes related party receivables of $6.9 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively)	120,586	103,045
Operating lease right-of-use assets	66,373	67,239
Prepaid expenses and other assets	68,530	80,755
Total assets	$12,279,774	$12,372,905
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,313,701	$5,312,168
Mortgage notes payable, net	593,147	593,943
Lines of credit	457	52,073
Accounts payable and accrued liabilities	208,072	165,461
Construction payable	19,810	23,159
Distributions payable	155,720	149,166
Distributions in excess of investments in co-investments	50,309	42,532
Operating lease liabilities	67,772	68,696
Other liabilities	43,721	43,441
Total liabilities	6,452,709	6,450,639
Commitments and contingencies
Redeemable noncontrolling interest	30,208	27,150
Capital:
General Partner:
Common equity (64,181,614 and 64,604,603 units issued and outstanding, respectively)	5,582,259	5,669,906
	5,582,259	5,669,906
Limited Partners:
Common equity (2,260,842 and 2,272,496 units issued and outstanding, respectively)	51,385	51,454
Accumulated other comprehensive income	41,716	52,010
Total partners' capital	5,675,360	5,773,370
Noncontrolling interest	121,497	121,746
Total capital	5,796,857	5,895,116
Total liabilities and capital	$12,279,774	$12,372,905

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental and other property	$409,656	$379,216
Management and other fees from affiliates	2,765	2,689
	412,421	381,905
Expenses:
Property operating, excluding real estate taxes	73,882	68,858
Real estate taxes	46,530	47,242
Corporate-level property management expenses	11,432	10,172
Depreciation and amortization	136,347	133,533
General and administrative	15,311	12,242
Expensed acquisition and investment related costs	339	8
Casualty loss	433	—
	284,274	272,055
Gain on sale of real estate and land	59,238	—
Earnings from operations	187,385	109,850
Interest expense	(51,045)	(50,377)
Total return swap income	1,033	2,544
Interest and other income (loss)	12,450	(7,567)
Equity income from co-investments	10,871	21,171
Deferred tax benefit on unconsolidated co-investments	900	2,754
Net income	161,594	78,375
Net income attributable to noncontrolling interest	(2,658)	(2,558)
Net income available to common unitholders	$158,936	$75,817
Comprehensive income	$151,300	$98,856
Comprehensive income attributable to noncontrolling interest	(2,658)	(2,558)
Comprehensive income attributable to controlling interest	$148,642	$96,298
Per unit data:
Basic:
Net income available to common unitholders	$2.38	$1.12
Weighted average number of common units outstanding during the period	66,724,428	67,558,239
Diluted:
Net income available to common unitholders	$2.38	$1.12
Weighted average number of common units outstanding during the period	66,725,582	67,621,842

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three months ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended March 31, 2023	Units	Amount	Units	Amount
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	153,532	—	5,404	—	2,658	161,594
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(10,294)	—	(10,294)
Issuance of common units under:
General partner's stock based compensation, net	2	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(72)	—	—	—	—	(72)
Equity based compensation costs	—	5,472	—	192	—	—	5,664
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	(2,927)	—	(106)	—	(25)	(3,058)
Distributions to noncontrolling interest	—	—	—	—	—	(2,755)	(2,755)
Redemptions	12	291	(11)	(337)	—	(127)	(173)
Distributions declared ($2.31 per unit)	—	(148,286)	—	(5,222)	—	—	(153,508)
Balances at March 31, 2023	64,182	$5,582,259	2,261	$51,385	$41,716	$121,497	$5,796,857

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended March 31, 2022	Units	Amount	Units	Amount
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	73,254	—	2,563	—	2,558	78,375
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	20,083	—	20,083
Change in fair value of marketable debt securities, net	—	—	—	—	398	—	398
Issuance of common units under:
General partner's stock based compensation, net	84	16,867	—	—	—	—	16,867
Sale of common stock by general partner, net	—	(141)	—	—	—	—	(141)
Equity based compensation costs	—	2,380	—	83	—	—	2,463
Changes in redemption value of redeemable noncontrolling interest	—	(5,014)	—	(14)	—	(44)	(5,072)
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(2,597)	(2,597)
Redemptions	—	(1)	—	—	—	(25)	(26)
Distributions declared ($2.20 per unit)	—	(143,754)	—	(5,022)	—	—	(148,776)
Balances at March 31, 2022	65,332	$5,942,746	2,282	$54,112	$18,677	$122,672	$6,138,207

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$161,594	$78,375
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	(381)	2,074
Depreciation and amortization	136,347	133,533
Amortization of discount and debt financing costs, net	1,282	1,665
Gain on sale of marketable securities	(912)	(12,171)
Provision for credit losses	18	62
Unrealized (gains) losses on equity securities recognized through income	(368)	24,585
Earnings from co-investments	(10,871)	(21,171)
Operating distributions from co-investments	6,784	52,281
Accrued interest from notes and other receivables	(2,165)	(3,447)
Casualty loss	433	—
Gain on the sale of real estate and land	(59,238)	—
Equity-based compensation	1,971	2,296
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	2,457	16,026
Accounts payable, accrued liabilities, and operating lease liabilities	39,687	40,300
Other liabilities	281	735
Net cash provided by operating activities	276,919	315,143
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	—	(61)
Redevelopment	(21,265)	(18,004)
Development acquisitions of and additions to real estate under development	(3,791)	(6,882)
Capital expenditures on rental properties	(21,084)	(24,917)
Investments in notes receivable	(14,883)	(134,697)
Collections of notes and other receivables	—	270,338
Proceeds from insurance for property losses	152	88
Proceeds from dispositions of real estate	99,388	—
Contributions to co-investments	(7,967)	(79,284)
Changes in refundable deposits	9,000	(6,318)
Purchases of marketable securities	(11,073)	(10,826)
Sales and maturities of marketable securities	26,681	27,911
Non-operating distributions from co-investments	—	88,370
Net cash provided by investing activities	55,158	105,718
Cash flows from financing activities:
Payments on unsecured debt and mortgage notes	(206)	(904)
Proceeds from lines of credit	327,524	391,472
Repayments of lines of credit	(379,141)	(634,729)

	Three Months Ended March 31,
	2023	2022
Retirement of common units	(95,657)	—
Additions to deferred charges	(166)	—
Net (costs) proceeds from issuance of common units	(72)	(141)
Net proceeds from stock options exercised	—	19,083
Payments related to tax withholding for share-based compensation	—	(2,216)
Contributions from noncontrolling interest	—	125
Distributions to noncontrolling interest	(2,065)	(2,046)
Redemption of noncontrolling interests	(173)	(26)
Common units distributions paid	(147,644)	(141,564)
Net cash used in financing activities	(297,600)	(370,946)
Net increase in unrestricted and restricted cash and cash equivalents	34,477	49,915
Unrestricted and restricted cash and cash equivalents at beginning of period	42,681	58,638
Unrestricted and restricted cash and cash equivalents at end of period	$77,158	$108,553

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.3 million and $0.9 million capitalized in 2023 and 2022, respectively)	$52,686	$51,168
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,762	$1,738
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$121	$4,346
Transfers from real estate under development to co-investments	$467	$858
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$3,058	$5,073

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. ("Essex" or the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the "Operating Partnership," which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2022.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both March 31, 2023 and December 31, 2022. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,260,842 and 2,272,496 as of March 31, 2023 and December 31, 2022, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $472.8 million and $481.6 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company owned or had ownership interests in 251 operating apartment communities, comprising 61,924 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

Marketable Securities

The Company reports its equity securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, and as defined by the FASB standard for fair value measurements). As of March 31, 2023 and December 31, 2022, $0.1 million and $0.2 million, respectively, of equity securities presented within common stock, preferred stock, and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Unrealized gains and losses in equity securities and interest income are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2023 and December 31, 2022, equity securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds.

As of March 31, 2023 and December 31, 2022, marketable securities consisted of the following ($ in thousands):

	March 31, 2023
	Cost	Gross Unrealized Loss	Carrying Value
Equity securities:
Investment funds - debt securities	$38,523	$(5,174)	$33,349
Common stock, preferred stock, and stock funds	77,004	(3,351)	73,653

Total - Marketable securities	$115,527	$(8,525)	$107,002

	December 31, 2022
	Cost	Gross Unrealized Loss	Carrying Value
Equity securities:
Investment funds - debt securities	$43,155	$(6,771)	$36,384
Common stock, preferred stock, and stock funds	78,481	(2,122)	76,359

Total - Marketable securities	$121,636	$(8,893)	$112,743

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three months ended March 31, 2023 and 2022, the proceeds from sales and maturities of marketable securities totaled $26.7 million and $27.9 million, respectively, which resulted in $0.9 million and $12.2 million in realized gains, respectively, for such periods.

For the three months ended March 31, 2023 and 2022, the portion of equity security unrealized gains or losses that were recognized in income totaled $0.4 million in gains and $24.6 million in losses, respectively, and were included in interest and other income (loss) on the Company's condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of March 31, 2023 and December 31, 2022. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $945.9 million and $326.7 million, respectively, as of March 31, 2023 and $939.4 million and $324.3 million, respectively, as of December 31, 2022. Noncontrolling interests in these entities was $121.4 million and $121.5 million as of March 31, 2023 and December 31, 2022, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2023 and December 31, 2022, the Company did not have any VIEs of which it was not the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 14, "Equity Based Compensation Plans," in the Company’s annual report on Form 10-K for the year ended December 31, 2022) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2023 and December 31, 2022, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.7 billion as of both March 31, 2023 and December 31, 2022 was approximately $5.3 billion and $5.2 billion, respectively. Management has estimated that the fair value of the Company’s $222.4 million and $274.2 million of variable rate debt at March 31, 2023 and December 31, 2022, respectively, was approximately $221.6 million and $273.2 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2023 and December 31, 2022 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of March 31, 2023 and December 31, 2022.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $4.8 million and $5.4 million during the three months ended March 31, 2023 and 2022, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
March 31, 2023 and 2022
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

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2022	$46,466
Other comprehensive loss before reclassification	(9,949)
Amounts reclassified from accumulated other comprehensive loss	5
Other comprehensive loss	(9,944)
Balance at March 31, 2023	$36,522

Essex Portfolio, L.P.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2022	$52,010
Other comprehensive loss before reclassification	(10,299)
Amounts reclassified from accumulated other comprehensive loss	5
Other comprehensive loss	(10,294)
Balance at March 31, 2023	$41,716

Amounts reclassified from accumulated other comprehensive income in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $30.2 million and $27.2 million as of March 31, 2023 and December 31, 2022, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2023 is as follows ($ in thousands):

Balance at December 31, 2022	$27,150
Reclassification due to change in redemption value and other	3,058
Balance at March 31, 2023	$30,208

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents - unrestricted	$67,712	$33,295	$98,107	$48,420
Cash and cash equivalents - restricted	9,446	9,386	10,446	10,218
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$77,158	$42,681	$108,553	$58,638

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

(2) Significant Transactions During the Three Months Ended March 31, 2023 and Subsequent Events

Significant Transactions

Dispositions

In March 2023, the Company sold CBC and The Sweeps, a non-core apartment home community with 239 apartment homes, located in Goleta, CA, for a total contract price of $91.7 million. The Company recognized a $54.5 million gain on sale.

Common Stock

During the three months ended March 31, 2023, the Company repurchased and retired 437,026 shares of the Company's common stock through the Company's stock repurchase plan, totaling $95.7 million, including commissions, at an average price per share of $218.88. As a result, as of March 31, 2023, the Company had $302.7 million of purchase authority remaining under the Company's $500.0 million stock repurchase plan.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Rental income	$404,635	$373,425
Other property	5,021	5,791
Management and other fees from affiliates	2,765	2,689
Total revenues	$412,421	$381,905

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Southern California	$166,877	$153,339
Northern California	163,624	152,745
Seattle Metro	70,038	64,203
Other real estate assets (1)	9,117	8,929
Total rental and other property revenues	$409,656	$379,216

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Same-property (1)	$388,895	$361,415
Acquisitions (2)	1,021	—
Development (3)	5,500	4,227
Redevelopment	1,537	1,435
Non-residential/other, net (4)	12,127	15,023
Straight line rent concession (5)	576	(2,884)
Total rental and other property revenues	$409,656	$379,216

(1) Same-property includes properties that have comparable stabilized results as of January 1, 2022 and are consolidated by the Company for the three months ended March 31, 2023 and 2022. A community is generally considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2) Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2022.
(3) Development includes properties developed which did not have stabilized results as of January 1, 2022.
(4) Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

redevelopment criteria, and two communities located in the California counties of Santa Barbara and Santa Cruz, which the Company does not consider its core markets.
(5) Represents straight-line concessions for residential operating communities. Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $1.5 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the three months ended March 31, 2023 that was included in the December 31, 2022 deferred revenue balance was $0.2 million, which was included in interest and other income (loss) within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of March 31, 2023, the Company had $1.5 million of remaining performance obligations. The Company expects to recognize approximately 34% of these remaining performance obligations in 2023, an additional 53% through 2025, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which own, operate, and develop apartment communities and are accounted for under the equity method. Additionally, the Company has invested in six technology co-investments and as of March 31, 2023 and December 31, 2022 the co-investment balance of these investments was $32.0 million and $39.4 million, respectively, and the aggregate commitment was $87.0 million as of both March 31, 2023 and December 31, 2022. The carrying values of the Company's co-investments as of March 31, 2023 and December 31, 2022 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	March 31, 2023	December 31, 2022
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V, and Wesco VI (2)	54%	$166,941	$178,552
BEXAEW, BEX II, BEX IV, and 500 Folsom	50%	235,559	238,537
Other (3)	52%	66,282	74,742
Total operating and other co-investments, net		468,782	491,831
Total development co-investments	51%	13,345	12,994
Total preferred interest co-investments (includes related party investments of $88.9 million and $87.1 million as of March 31, 2023 and December 31, 2022, respectively. See Note 6 - Related Party Transactions for further discussion)		598,747	580,134
Total co-investments, net		$1,080,874	$1,084,959

(1) Weighted average Company ownership percentages are as of March 31, 2023.
(2) As of March 31, 2023 and December 31, 2022, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $49.0 million and $41.7 million, respectively, due to distributions in excess of the Company's investment.
(3) As of March 31, 2023 and December 31, 2022, the Company's investments in Expo and Century Towers were classified as a liability of $1.3 million and $0.8 million, respectively, due to distributions received in excess of the Company's investment. The weighted average Company ownership percentage excludes the Company's investments in non-core technology co-investments which are carried at fair value.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

The combined summarized financial information of co-investments is as follows ($ in thousands):

	March 31, 2023	December 31, 2022
Combined balance sheets: (1)
Rental properties and real estate under development	$5,072,989	$4,955,051
Other assets	300,986	294,663
Total assets	$5,373,975	$5,249,714
Debt	$3,456,406	$3,397,113
Other liabilities	282,236	264,872
Equity	1,635,333	1,587,729
Total liabilities and equity	$5,373,975	$5,249,714
Company's share of equity	$1,080,874	$1,084,959

	Three Months Ended March 31,
	2023	2022
Combined statements of income: (1)
Property revenues	$100,593	$84,600
Property operating expenses	(42,078)	(35,793)
Net operating income	58,515	48,807
Interest expense	(32,684)	(18,302)
General and administrative	(2,980)	(3,967)
Depreciation and amortization	(41,388)	(38,807)
Net loss	$(18,537)	$(12,269)
Company's share of net income (2)	$10,871	$21,171
(1) Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.0 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	$34,468	$33,477
Note receivable, secured, bearing interest at 11.00%, due October 2025 (Originated October 2021)	28,773	21,452
Note receivable, secured, bearing interest at 12.00%, due August 2024 (Originated August 2022)	10,679	10,350
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	6,774	—
Notes and other receivables from affiliates (1)	6,861	6,975
Straight line rent receivables (2)	12,536	12,164
Other receivables	20,913	18,961
Allowance for credit losses	(418)	(334)
Total notes and other receivables	$120,586	$103,045

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

(1) These amounts consist of short-term loans outstanding and due from various joint ventures as of March 31, 2023 and December 31, 2022, respectively. See Note 6, Related Party Transactions, for additional details.
(2) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured ($ in thousands):

Notes Receivable, Secured
Balance at December 31, 2022	$334
Provision for credit losses	84
Balance at March 31, 2023	$418

No loans were placed on nonaccrual status or charged off during the three months ended March 31, 2023 or 2022.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.3 million and $3.1 million during the three months ended March 31, 2023 and 2022, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.5 million and $0.4 million against general and administrative expenses for the three months ended March 31, 2023 and 2022, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three months ended March 31, 2023 and 2022, the Company did not pay brokerage commissions related to real estate transactions to MMC and its affiliates.

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

In January 2022, the Company provided a $100.7 million related party bridge loan to Wesco VI in connection with the acquisition of Vela. The note receivable accrued interest at 2.64% and was scheduled to mature in February 2022, but was paid off in January 2022. Additionally, the Company received cash of $121.3 million in January 2022 for the payoff of the remaining related party bridge loans to Wesco VI as detailed below.

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
March 31, 2023 and 2022
(Unaudited)

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

In October 2018, the Company funded an $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268-unit apartment home community development located in Burlingame, CA. The investment initially accrued interest based on a 12.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. The investment is scheduled to mature in April 2024.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment, and the maturity of the remaining commitment was extended to December 2028. As of March 31, 2023, the Company had a remaining commitment of $13.0 million and continues to accrue interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of March 31, 2023 and December 31, 2022, $6.9 million and $7.0 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	March 31, 2023	December 31, 2022	Weighted Average Maturity In Years as of March 31, 2023
Term loan - variable rate (1)	$(1,724)	$(1,611)	N/A
Bonds public offering - fixed rate, net	5,315,425	5,313,779	7.4
Unsecured debt, net (2)	5,313,701	5,312,168
Lines of credit (3)	457	52,073
Mortgage notes payable, net (4)	593,147	593,943	7.8
Total debt, net	$5,907,305	$5,958,184
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.3%
Weighted average interest rate on lines of credit	5.3%	4.4%
Weighted average interest rate on mortgage notes payable	3.6%	3.5%

(1) In October 2022, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%. The loan has been swapped to an all-in fixed rate of 4.2% and matures in October 2024 with three 12-month extension options, exercisable at the Company's option. The loan includes a six-month delayed draw feature. There was $1.7 million of unamortized debt issuance costs as of March 31, 2023.
(2) Unsecured debt, net, consists of fixed rate public bond offerings which includes unamortized discount, net of premiums, of $7.4 million and $7.9 million and unamortized debt issuance costs of $28.9 million and $29.9 million, as of March 31, 2023 and December 31, 2022, respectively.
(3) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of March 31, 2023, excludes unamortized debt issuance costs of $4.8 million and $5.1 million as of March 31, 2023 and December 31, 2022, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2023, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate ("Adjusted SOFR") plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of January 2027 with two six-month extensions, exercisable at the Company’s option. As of March 31, 2023, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of July 2024.
(4) Includes total unamortized premium, net of discounts of $1.0 million and $1.2 million, reduced by unamortized debt issuance costs of $1.9 million and $2.0 million, as of March 31, 2023 and December 31, 2022, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of March 31, 2023 are as follows ($ in thousands):

2023 (1)	$302,223
2024	403,109
2025	633,054
2026	549,405
2027	503,955
Thereafter	3,552,269
Total	$5,944,015

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

(1) In April 2023, the Company has drawn on the $300.0 million unsecured term loan and is expected to use the proceeds to repay the Company’s $300.0 million unsecured notes due in May 2023.

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2023 and 2022 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Southern California	$166,877	$153,339
Northern California	163,624	152,745
Seattle Metro	70,038	64,203
Other real estate assets	9,117	8,929
Total property revenues	$409,656	$379,216
Net operating income:
Southern California	$116,942	$107,802
Northern California	114,451	105,140
Seattle Metro	49,894	43,296
Other real estate assets	7,957	6,878
Total net operating income	289,244	263,116
Management and other fees from affiliates	2,765	2,689
Corporate-level property management expenses	(11,432)	(10,172)
Depreciation and amortization	(136,347)	(133,533)
General and administrative	(15,311)	(12,242)
Expensed acquisition and investment related costs	(339)	(8)
Casualty loss	(433)	—
Gain on sale of real estate and land	59,238	—
Interest expense	(51,045)	(50,377)
Total return swap income	1,033	2,544
Interest and other income (loss)	12,450	(7,567)
Equity income from co-investments	10,871	21,171
Deferred tax benefit on unconsolidated co-investments	900	2,754
Net income	$161,594	$78,375

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Assets:
Southern California	$3,859,639	$3,892,003
Northern California	5,366,386	5,414,467
Seattle Metro	1,364,364	1,374,379
Other real estate assets	96,644	133,245
Net reportable operating segment - real estate assets	10,687,033	10,814,094
Real estate under development	21,909	24,857
Co-investments	1,131,183	1,127,491
Cash and cash equivalents, including restricted cash	77,158	42,681
Marketable securities	107,002	112,743
Notes and other receivables	120,586	103,045
Operating lease right-of-use assets	66,373	67,239
Prepaid expenses and other assets	68,530	80,755
Total assets	$12,279,774	$12,372,905

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$153,532	64,458,535	$2.38	$73,254	65,275,775	$1.12
Effect of Dilutive Securities:
Stock options	—	1,154		—	63,603
Diluted:
Net income available to common stockholders	$153,532	64,459,689	$2.38	$73,254	65,339,378	$1.12

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,265,893 and 2,282,464, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended March 31, 2023 and 2022, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $5.4 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively.

Stock options of 476,748 and 79,687 for the three months ended March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$158,936	66,724,428	$2.38	$75,817	67,558,239	$1.12
Effect of Dilutive Securities:
Stock options	—	1,154		—	63,603
Diluted:
Net income available to common unitholders	$158,936	66,725,582	$2.38	$75,817	67,621,842	$1.12

Stock options of 476,748 and 79,687 for the three months ended March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

In September 2022, the Company entered into an interest rate swap contract which effectively fixed the interest rate at 4.2% on future draw downs of the $300.0 million unsecured term loan. The term loan matures in October 2024 with three 12-month extension options, each exercisable at the Company's option, and the swap has a termination date of October 2026. The term loan includes a 6-month delayed draw feature and had no balance drawn as of March 31, 2023 and December 31, 2022. This derivative qualifies for hedge accounting.

As of March 31, 2023 and December 31, 2022, the swap contracts were presented in the consolidated balance sheets as an asset of $3.0 million and $5.6 million, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the Company had no interest rate caps.

The Company has four total return swap contracts, with an aggregate notional amount of $223.4 million, that effectively convert $223.4 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of its total return swaps, with $223.4 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both March 31, 2023 and December 31, 2022. These total return swaps are scheduled to mature between December 2024 and November 2033. The realized gains of $1.0 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
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

In late 2022 and early 2023, a number of purported class actions were filed against RealPage, Inc., a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. The Company believes these lawsuits are without merit and intends to vigorously defend against them. Given their early stage, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from such matters. The Company is also subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. To the extent that such a matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2022 annual report on Form 10-K for the year ended December 31, 2022. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this quarterly report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled "Forward-Looking Statements."

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2023, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of March 31, 2023, the Company owned or had ownership interests in 251 operating apartment communities, comprising 61,924 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

As of March 31, 2023, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $101.0 million, and estimated remaining project costs of approximately $23.0 million, $11.7 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $124.0 million.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2023		As of March 31, 2022
	Apartment Homes	%	Apartment Homes	%
Southern California	21,913	43%	22,190	43%
Northern California	19,245	37%	19,230	37%
Seattle Metro	10,341	20%	10,341	20%
Total	51,499	100%	51,761	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEXAEW, BEX II, BEX IV and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Market Considerations

While COVID-19’s impact begins to dissipate, the Company continues to comply with the stated intent of local, county, state and federal laws, some of which limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes and at various regions in which our communities are located, impacting the Company and its properties. Concurrently, geopolitical tensions between Russian and Ukraine increased uncertainty during 2022 and 2023. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and two times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

The long-term impact of these developments will largely depend on future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended March 31, 2023 and 2022) have generally remained higher than the pre-pandemic historical average of 0.35% since the second quarter of 2020. Cash delinquencies were elevated at 2.2% for the three months ended March 31, 2022 decreasing slightly to 2.1% for the three months ended March 31, 2023. The Company continues to work with residents to collect such cash delinquencies. As of March 31, 2023, the delinquencies have not had a material adverse impact on the Company's liquidity position.

The foregoing macroeconomic conditions have not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.7% and 96.3% for the three months ended March 31, 2023 and 2022, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Southern California	96.8%	96.3%
Northern California	96.6%	96.4%
Seattle Metro	96.6%	95.9%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2023	2022	Change	Change
Same-Property Revenues:
Southern California	21,352	$163,265	$151,044	$12,221	8.1%
Northern California	18,371	155,592	146,168	9,424	6.4%
Seattle Metro	10,341	70,038	64,203	5,835	9.1%
Total Same-Property Revenues	50,064	388,895	361,415	27,480	7.6%
Non-Same Property Revenues		20,761	17,801	2,960	16.6%
Total Property Revenues		$409,656	$379,216	$30,440	8.0%

Same-Property Revenues increased by $27.5 million or 7.6% to $388.9 million in the first quarter of 2023 from $361.4 million in the first quarter of 2022. The increase was primarily attributable to an increase of 6.8% in average rental rates from $2,407 in the first quarter of 2022 to $2,571 in the first quarter of 2023 and 0.3% of the increase was attributable to a decrease in cash concessions in the first quarter of 2023 compared to the first quarter of 2022.

Non-Same Property Revenues increased by $3.0 million or 16.6% to $20.8 million in the first quarter of 2023 from $17.8 million in the first quarter of 2022. The increase was primarily due to the acquisitions of Regency Palm Court and Windsor Court in 2022 and an increase in average rental rates offset by the sale of Anavia in 2022.

Management and other fees from affiliates increased by $0.1 million or 3.7% to $2.8 million in the first quarter of 2023 from $2.7 million in the first quarter of 2022. The increase was primarily due to increase in revenues used to calculate management fees.

Property operating expenses, excluding real estate taxes increased by $5.0 million or 7.3% to $73.9 million for the first quarter of 2023 compared to $68.9 million for the first quarter of 2022, primarily due to increases of $2.8 million in maintenance and repairs expenses, $1.3 million in administrative expenses, $0.4 million in personnel costs, and $0.4 million in utilities expenses. Same-Property operating expenses, excluding real estate taxes, increased by $5.1 million or 7.6% to $71.8 million in the first quarter of 2023 compared to $66.7 million in the first quarter of 2022, primarily due to increases of $2.7 million in maintenance and repairs expenses, $1.0 million in insurance and other expense, $0.6 million in utilities expenses, $0.3 million in administrative expenses, and $0.3 million in personnel costs.

Real estate taxes decreased by $0.7 million or 1.5% to $46.5 million for the first quarter of 2023 compared to $47.2 million for the first quarter of 2022, primarily due to a decrease in Washington real estate taxes driven primarily by decreases in tax rates in 2022. Same-Property real estate taxes decreased slightly by $0.7 million or 1.6% to $43.0 million for the first quarter of 2023 compared to $43.7 million for the first quarter of 2022 primarily due to a decrease in Washington real estate taxes driven primarily by decreases in tax rates in 2022.

Corporate-level property management expenses increased by $1.2 million or 11.8% to $11.4 million for the first quarter of 2023 compared to $10.2 million for the first quarter of 2022 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $2.8 million or 2.1% to $136.3 million for the first quarter of 2023 compared to $133.5 million for the first quarter of 2022, primarily due to an increase in depreciation expense from the completion of Station Park Green (Phase IV) development property in 2022 and the purchase of the Company's joint venture partners's 49.8% interest in Essex JV LLC co-investment that owned Regency Palm Court and Windsor Court, in 2022.

Gain on sale of real estate and land of $59.2 million in the first quarter of 2023 was primarily attributable to the sale of CBC and The Sweeps apartment home community.

Interest expense increased by $0.6 million or 1.2% to $51.0 million for the first quarter of 2023 compared to $50.4 million for the first quarter of 2022, primarily due to higher interest rates on the Company's unsecured lines of credit which resulted in an increase in interest expense of $0.5 million for the first quarter of 2023. Additionally, there was an $0.6 million decrease in capitalized interest in the first quarter of 2023, due to a decrease in development activity as compared to the same period in 2022. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the first quarter of 2022, which resulted in a decrease in interest expense of $0.5 million for the first quarter of 2023.

Total return swap income of $1.0 million in the first quarter of 2023 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $223.4 million.

Interest and other income (loss) increased by $20.1 million or 264.5% to an income of $12.5 million for the first quarter of 2023 compared to a loss of $7.6 million for the first quarter of 2022, primarily due to unrealized gains resulting from an increase in the fair value of marketable securities and an increase of $7.7 million in insurance reimbursements, legal settlements, and other, driven by a one-time legal settlement claim.

Equity income from co-investments decreased by $10.3 million or 48.6% to $10.9 million for the first quarter of 2023 compared to $21.2 million for the first quarter of 2022, primarily due to a decrease of $17.1 million in co-investment promote income and an $1.6 million increase in equity loss from co-investments partially offset by an $8.8 million decrease in equity loss from non-core co-investments.

Deferred tax benefit on unconsolidated co-investments of $0.9 million for the first quarter of 2023 is primarily due to net realized loss on deemed sales from non-core unconsolidated co-investments.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $67.7 million of unrestricted cash and cash equivalents and $107.0 million in marketable securities, all of which were equity securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2023, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2023, the Company had two unsecured lines of credit aggregating $1.24 billion. As of March 31, 2023, there was no outstanding balance on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of March 31, 2023. This facility is scheduled to mature in January 2027, with two six-month extensions, exercisable at the Company's option. As of March 31, 2023, there was $0.5 million outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of March 31, 2023. This facility is scheduled to mature in July 2024.

In October 2022, the Operating Partnership entered into a $300.0 million unsecured term loan with an interest rate at Adjusted SOFR plus 0.85%. The Company also entered into an interest rate swap contract to fix the interest rate at 4.2%. The loan matures in October 2024 with three 12-month extension options, exercisable at the Company's option. The loan includes a six-month delayed draw feature. As of March 31, 2023, the term loan had not been drawn and had a balance of zero.

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

The 2021 ATM Program replaced the prior equity distribution agreement entered into in September 2018 (the "2018 ATM Program"), which was terminated upon the establishment of the 2021 ATM Program. During the three months ended March 31, 2023, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of March 31, 2023, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the three months ended March 31, 2023, the Company repurchased and retired 437,026 shares of its common stock totaling $95.7 million, including commissions, at an average price of $218.88 per share. As of March 31, 2023, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2023, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes, and various consolidated predevelopment projects, with total incurred costs of $101.0 million, and estimated remaining project costs of approximately $23.0 million, $11.7 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $124.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2023, the Company had an interest in 264 apartment homes in a community actively under development with a joint venture for total estimated costs of $102.0 million. Total estimated remaining costs are approximately $23.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $11.7 million. In addition, the Company had an interest in 10,425 apartment homes of operating communities with joint ventures for a total book value of $468.8 million as of March 31, 2023.

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The Company’s critical accounting estimates relate principally to the following key areas: (i) accounting for the acquisition of investments in real estate; and (ii) evaluation of events and changes in circumstances indicating whether the Company’s rental properties may be impaired. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations related to the continued evolution of the work-from-home trend as well as other impacts on the Company's financial statements and operating results, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, 2023 Same-Property revenue and operating expenses generally and in specific regions, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, inflation, the labor market, supply chain impacts and ongoing hostilities between Russia and Ukraine, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: potential future outbreaks of infectious diseases or other health concerns, which could adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts; as well as uncertainties regarding ongoing hostilities between Russia and Ukraine and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2022, and those risk factors and special considerations set forth in the Company's other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The Company considers FFO and Core FFO to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO and Core FFO provide investors with additional bases to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and to pay dividends. By excluding gains or losses related to sales of depreciated operating properties and land and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of the Company’s core business operations, Core FFO allows investors to compare the core operating performance of the Company to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results. The Company believes that its condensed consolidated financial statements, prepared in accordance with U.S. GAAP, provide the most meaningful picture of its financial condition and its operating performance.

In calculating FFO, the Company follows the definition for this measure published by the National Associate of Real Estate Investment Trusts ("NAREIT"), which is the leading REIT industry association. The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties. The Company agrees that these two NAREIT adjustments are useful to investors for the following reasons:

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2023	2022
Net income available to common stockholders	$153,532	$73,254
Adjustments:
Depreciation and amortization	136,347	133,533
Gains on sale of real estate and land not included in FFO	(59,238)	—
Casualty loss	433	—
Depreciation and amortization from unconsolidated co-investments	17,609	18,115
Noncontrolling interest related to Operating Partnership units	5,404	2,563
Depreciation attributable to third party ownership and other (1)	(359)	(353)
Funds from Operations attributable to common stockholders and unitholders	$253,728	$227,112
FFO per share - diluted	$3.80	$3.36
Non-core items:
Expensed acquisition and investment related costs	$339	$8
Deferred tax benefit on unconsolidated co-investments (2)	(900)	(2,754)
Gain on sale of marketable securities	(912)	(12,171)
Change in unrealized (gains) losses on marketable securities, net	(368)	24,585
Provision for credit losses	18	(62)
Equity loss from non-core co-investments (3)	94	8,844
Loss on early retirement of debt from unconsolidated co-investments	—	86
Co-investment promote income	—	(17,076)
Income from early redemption of preferred equity investments and notes receivable	—	(858)
General and administrative and other, net	266	448
Insurance reimbursements, legal settlements, and other, net	(8,504)	—
Core Funds from Operations attributable to common stockholders and unitholders	$243,761	$228,162
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$3.65	$3.37
Weighted average number of shares outstanding, diluted (4)	66,725,582	67,621,842

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three months ended March 31, 2023 was $0.8 million.

(2) Represents deferred tax benefit related to net unrealized gains or losses on technology co-investments.
(3) Represents the Company's share of co-investment loss from technology co-investments.
(4) Assumes conversion of all outstanding limited partnership units in the Operating Partnership into shares of the Company's common stock and excludes DownREIT limited partnership units.

Net Operating Income

Net operating income ("NOI") and Same-Property NOI are considered by management to be important supplemental performance measures to earnings from operations included in the Company’s condensed consolidated statements of income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenues less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to NOI and Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Earnings from operations	$187,385	$109,850
Adjustments:
Corporate-level property management expenses	11,432	10,172
Depreciation and amortization	136,347	133,533
Management and other fees from affiliates	(2,765)	(2,689)
General and administrative	15,311	12,242
Expensed acquisition and investment related costs	339	8
Casualty Loss	433	—
Gain on sale of real estate and land	(59,238)	—
NOI	289,244	263,116
Less: Non-Same Property NOI	(15,145)	(12,088)
Same-Property NOI	$274,099	$251,028

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2023, the Company had one interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the unsecured term loan that had not been drawn and had a balance of zero.

The Company's interest rate swap was designated as cash flow hedge as of March 31, 2023. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2023. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2023.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$2,985	$7,631	$(1,854)
Total cash flow hedges	$300,000	2026	$2,985	$7,631	$(1,854)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $223.4 million that effectively convert $223.4 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at March 31, 2023. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2023	2024	2025	2026	2027	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$301,577	402,177	632,035	548,291	419,558	3,417,000	$5,720,638	$5,256,739
Average interest rate	3.4%	4.0%	3.5%	3.5%	3.8%	3.0%	3.2%
Variable rate debt (1)	$646	1,389	1,019	1,114	84,397	135,269	$223,834	$221,598
Average interest rate	3.9%	4.4%	3.9%	3.9%	3.6%	3.8%	3.8%

(1) $223.4 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of March 31, 2023. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2023, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2023, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

The information regarding lawsuits, other proceedings and claims, set forth in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, is incorporated by reference into this Item 1. In addition to such matters referred to in Note 11, the Company is subject to various lawsuits in the normal course of its business operations. While the resolution of any such matter cannot be predicted with certainty, the Company is not currently a party to any legal proceedings nor is any legal proceeding currently threatened against the Company that the Company believes, individually or in the aggregate, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2022, which could materially affect the Company's financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2023, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2023, Essex issued an aggregate of 14,037 shares of its common stock upon the vesting of restricted stock awards and the exchange of OP units by limited partners or members into shares of common stock. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2023, 14,037 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

The following table summarizes the Company's purchases of its common stock during the three months ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1, 2023 - January 31, 2023	63,700	$210.98	63,700	$384.9
February 1, 2023 - February 28, 2023	106,118	$233.86	106,118	$360.1
March 1, 2023 - March 31, 2023	267,208	$214.82	267,208	$302.7
Total	437,026	$218.88	437,026	$302.7

(1) In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits

31.1*	Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: April 28, 2023

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 28, 2023

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: April 28, 2023

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 28, 2023

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer