Form 10-Q
period 2023-06-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2023-07-28
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,183,304 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 26, 2023.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2023 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	June 30, 2023	December 31, 2022
Real estate:
Rental properties:
Land and land improvements	$3,036,912	$3,043,321
Buildings and improvements	12,984,143	12,922,906
	16,021,055	15,966,227
Less: accumulated depreciation	(5,390,935)	(5,152,133)
	10,630,120	10,814,094
Real estate under development	22,668	24,857
Co-investments	1,122,114	1,127,491
	11,774,902	11,966,442
Cash and cash equivalents-unrestricted	60,949	33,295
Cash and cash equivalents-restricted	8,165	9,386
Marketable securities, net of allowance for credit losses of zero as of both June 30, 2023 and December 31, 2022	102,131	112,743
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively (includes related party receivables of $6.1 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively)	150,464	103,045
Operating lease right-of-use assets	65,505	67,239
Prepaid expenses and other assets	83,157	80,755
Total assets	$12,245,273	$12,372,905
LIABILITIES AND EQUITY
Unsecured debt, net	$5,315,336	$5,312,168
Mortgage notes payable, net	592,143	593,943
Lines of credit	34,429	52,073
Accounts payable and accrued liabilities	172,946	165,461
Construction payable	22,089	23,159
Dividends payable	155,739	149,166
Distributions in excess of investments in co-investments	47,934	42,532
Operating lease liabilities	66,857	68,696
Other liabilities	44,440	43,441
Total liabilities	6,451,913	6,450,639
Commitments and contingencies
Redeemable noncontrolling interest	31,355	27,150
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,183,304 and 64,604,603 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,657,481	6,750,076
Distributions in excess of accumulated earnings	(1,123,594)	(1,080,176)
Accumulated other comprehensive income, net	51,385	46,466
Total stockholders' equity	5,585,278	5,716,372
Noncontrolling interest	176,727	178,744
Total equity	5,762,005	5,895,116
Total liabilities and equity	$12,245,273	$12,372,905

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and other property	$413,265	$397,240	$822,921	$776,456
Management and other fees from affiliates	2,778	2,738	5,543	5,427
	416,043	399,978	828,464	781,883
Expenses:
Property operating, excluding real estate taxes	73,843	69,761	147,725	138,619
Real estate taxes	45,381	43,759	91,911	91,001
Corporate-level property management expenses	11,451	10,176	22,883	20,348
Depreciation and amortization	136,718	134,517	273,065	268,050
General and administrative	13,813	13,127	29,124	25,369
Expensed acquisition and investment related costs	5	10	344	18
Casualty loss	—	—	433	—
	281,211	271,350	565,485	543,405
Gain on sale of real estate and land	—	—	59,238	—
Earnings from operations	134,832	128,628	322,217	238,478
Interest expense	(52,600)	(50,477)	(103,645)	(100,854)
Total return swap income	821	2,283	1,854	4,827
Interest and other income (loss)	12,199	(17,208)	24,649	(24,775)
Equity income (loss) from co-investments	12,237	(8,400)	23,108	12,771
Deferred tax (expense) benefit on unconsolidated co-investments	(1,733)	6,864	(833)	9,618
Net income	105,756	61,690	267,350	140,065
Net income attributable to noncontrolling interest	(6,136)	(4,636)	(14,198)	(9,757)
Net income available to common stockholders	$99,620	$57,054	$253,152	$130,308
Comprehensive income	$121,142	$73,400	$272,442	$172,256
Comprehensive income attributable to noncontrolling interest	(6,659)	(5,029)	(14,371)	(10,842)
Comprehensive income attributable to controlling interest	$114,483	$68,371	$258,071	$161,414
Per share data:
Basic:
Net income available to common stockholders	$1.55	$0.87	$3.94	$2.00
Weighted average number of shares outstanding during the period	64,182,555	65,262,517	64,319,783	65,269,109
Diluted:
Net income available to common stockholders	$1.55	$0.87	$3.94	$2.00
Weighted average number of shares outstanding during the period	64,183,675	65,289,603	64,320,898	65,307,572

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended June 30, 2023	Shares	Amount
Balances at March 31, 2023	64,182	$6	$6,657,183	$(1,074,930)	$36,522	$178,076	$5,796,857
Net income	—	—	—	99,620	—	6,136	105,756
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	14,863	523	15,386
Issuance of common stock under:
Stock option and restricted stock plans, net	1	—	—	—	—	—	—
Sale of common stock, net	—	—	(53)	—	—	—	(53)
Equity based compensation costs	—	—	1,915	—	—	67	1,982
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,160)	—	—	13	(1,147)
Distributions to noncontrolling interest	—	—	—	—	—	(8,056)	(8,056)
Redemptions of noncontrolling interest	—	—	(404)	—	—	(32)	(436)
Common stock dividends ($2.31 per share)	—	—	—	(148,284)	—	—	(148,284)
Balances at June 30, 2023	64,183	$6	$6,657,481	$(1,123,594)	$51,385	$176,727	$5,762,005

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Six months ended June 30, 2023	Shares	Amount
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	253,152	—	14,198	267,350
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,919	173	5,092
Issuance of common stock under:
Stock option and restricted stock plans, net	3	—	—	—	—	—	—
Sale of common stock, net	—	—	(125)	—	—	—	(125)
Equity based compensation costs	—	—	7,387	—	—	259	7,646
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(4,087)	—	—	(118)	(4,205)
Distributions to noncontrolling interest	—	—	—	—	—	(16,033)	(16,033)
Redemptions of noncontrolling interest	12	—	(113)	—	—	(496)	(609)
Common stock dividends ($4.62 per share)	—	—	—	(296,570)	—	—	(296,570)
Balances at June 30, 2023	64,183	$6	$6,657,481	$(1,123,594)	$51,385	$176,727	$5,762,005

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended June 30, 2022	Shares	Amount
Balances at March 31, 2022	65,332	$7	$6,930,072	$(987,333)	$14,237	$181,224	$6,138,207
Net income	—	—	—	57,054	—	4,636	61,690
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	11,416	396	11,812
Change in fair value of marketable debt securities, net	—	—	—	—	(99)	(3)	(102)
Issuance of common stock under:
Stock option and restricted stock plans, net	3	—	172	—	—	—	172
Sale of common stock, net	—	—	(66)	—	—	—	(66)
Equity based compensation costs	—	—	2,572	—	—	90	2,662
Retirement of common stock, net	(219)	—	(60,830)	—	—	—	(60,830)
Changes in the redemption value of redeemable noncontrolling interest	—	—	6,065	—	—	230	6,295
Distributions to noncontrolling interest	—	—	—	—	—	(7,622)	(7,622)
Redemptions of noncontrolling interest	8	—	(2,122)	—	—	(213)	(2,335)
Common stock dividends ($2.20 per share)	—	—	—	(143,298)	—	—	(143,298)
Balances at June 30, 2022	65,124	$7	$6,875,863	$(1,073,577)	$25,554	$178,738	$6,006,585

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling Interest	Total
Six months ended June 30, 2022	Shares	Amount
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	130,308	—	9,757	140,065
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	30,820	1,075	31,895
Change in fair value of marketable debt securities, net	—	—	—	—	286	10	296
Issuance of common stock under:
Stock option and restricted stock plans, net	87	—	17,039	—	—	—	17,039
Sale of common stock, net	—	—	(207)	—	—	—	(207)
Equity based compensation costs	—	—	4,952	—	—	173	5,125
Retirement of common stock, net	(219)	—	(60,830)	—	—	—	(60,830)
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,051	—	—	172	1,223
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(15,241)	(15,241)
Redemptions of noncontrolling interest	8	—	(2,123)	—	—	(238)	(2,361)
Common stock dividends ($4.40 per share)	—	—	—	(287,052)	—	—	(287,052)
Balances at June 30, 2022	65,124	$7	$6,875,863	$(1,073,577)	$25,554	$178,738	$6,006,585

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$267,350	$140,065
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	170	4,570
Depreciation and amortization	273,065	268,050
Amortization of discount and debt financing costs, net	3,170	3,332
Realized and unrealized (gains) losses on marketable securities, net	(8,871)	34,011
Provision for credit losses	34	63
Earnings from co-investments	(23,108)	(12,771)
Operating distributions from co-investments	31,168	67,834
Accrued interest from notes and other receivables	(4,743)	(6,974)
Casualty loss	433	—
Gain on the sale of real estate and land	(59,238)	—
Equity-based compensation	3,795	4,788
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	457	15,406
Accounts payable, accrued liabilities, and operating lease liabilities	3,646	(10,887)
Other liabilities	999	2,058
Net cash provided by operating activities	488,327	509,545
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(23,182)	(223)
Redevelopment	(41,675)	(47,674)
Development acquisitions of and additions to real estate under development	(5,248)	(12,862)
Capital expenditures on rental properties	(56,025)	(62,576)
Investments in notes receivable	(44,984)	(136,513)
Collections of notes and other receivables	—	303,088
Proceeds from insurance for property losses	2,851	135
Proceeds from dispositions of real estate	99,388	—
Contributions to co-investments	(15,571)	(96,187)
Changes in refundable deposits	10,200	(16,318)
Purchases of marketable securities	(11,302)	(12,168)
Sales and maturities of marketable securities	39,372	30,025
Non-operating distributions from co-investments	11,655	152,924
Net cash (used in) provided by investing activities	(34,521)	101,651
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	300,000	—
Payments on unsecured debt and mortgage notes	(300,937)	(1,820)
Proceeds from lines of credit	728,709	670,758
Repayments of lines of credit	(746,354)	(948,840)
Changes in refundable deposits	(6,012)	—

	Six Months Ended June 30,
	2023	2022
Retirement of common stock	(95,657)	(60,830)
Additions to deferred charges	(358)	—
Net (costs) proceeds from issuance of common stock	(125)	(207)
Net proceeds from stock options exercised	—	19,255
Payments related to tax withholding for share-based compensation	—	(2,216)
Contributions from noncontrolling interest	—	125
Distributions to noncontrolling interest	(15,622)	(14,858)
Redemption of noncontrolling interest	(609)	(2,361)
Redemption of redeemable noncontrolling interest	—	(230)
Common stock dividends paid	(290,408)	(280,147)
Net cash used in financing activities	(427,373)	(621,371)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	26,433	(10,175)
Unrestricted and restricted cash and cash equivalents at beginning of period	42,681	58,638
Unrestricted and restricted cash and cash equivalents at end of period	$69,114	$48,463

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.5 million and $1.5 million capitalized in 2023 and 2022, respectively)	$101,784	$97,688
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,528	$3,480
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$365	$96,887
Transfers from real estate under development to co-investments	$961	$1,827
Reclassifications to (from) redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$4,205	$(1,223)

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	June 30, 2023	December 31, 2022
Real estate:
Rental properties:
Land and land improvements	$3,036,912	$3,043,321
Buildings and improvements	12,984,143	12,922,906
	16,021,055	15,966,227
Less: accumulated depreciation	(5,390,935)	(5,152,133)
	10,630,120	10,814,094
Real estate under development	22,668	24,857
Co-investments	1,122,114	1,127,491
	11,774,902	11,966,442
Cash and cash equivalents-unrestricted	60,949	33,295
Cash and cash equivalents-restricted	8,165	9,386
Marketable securities, net of allowance for credit losses of zero as of both June 30, 2023 and December 31, 2022	102,131	112,743
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively (includes related party receivables of $6.1 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively)	150,464	103,045
Operating lease right-of-use assets	65,505	67,239
Prepaid expenses and other assets	83,157	80,755
Total assets	$12,245,273	$12,372,905
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,315,336	$5,312,168
Mortgage notes payable, net	592,143	593,943
Lines of credit	34,429	52,073
Accounts payable and accrued liabilities	172,946	165,461
Construction payable	22,089	23,159
Distributions payable	155,739	149,166
Distributions in excess of investments in co-investments	47,934	42,532
Operating lease liabilities	66,857	68,696
Other liabilities	44,440	43,441
Total liabilities	6,451,913	6,450,639
Commitments and contingencies
Redeemable noncontrolling interest	31,355	27,150
Capital:
General Partner:
Common equity (64,183,304 and 64,604,603 units issued and outstanding, respectively)	5,533,893	5,669,906
	5,533,893	5,669,906
Limited Partners:
Common equity (2,260,112 and 2,272,496 units issued and outstanding, respectively)	49,704	51,454
Accumulated other comprehensive income	57,102	52,010
Total partners' capital	5,640,699	5,773,370
Noncontrolling interest	121,306	121,746
Total capital	5,762,005	5,895,116
Total liabilities and capital	$12,245,273	$12,372,905

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and other property	$413,265	$397,240	$822,921	$776,456
Management and other fees from affiliates	2,778	2,738	5,543	5,427
	416,043	399,978	828,464	781,883
Expenses:
Property operating, excluding real estate taxes	73,843	69,761	147,725	138,619
Real estate taxes	45,381	43,759	91,911	91,001
Corporate-level property management expenses	11,451	10,176	22,883	20,348
Depreciation and amortization	136,718	134,517	273,065	268,050
General and administrative	13,813	13,127	29,124	25,369
Expensed acquisition and investment related costs	5	10	344	18
Casualty loss	—	—	433	—
	281,211	271,350	565,485	543,405
Gain on sale of real estate and land	—	—	59,238	—
Earnings from operations	134,832	128,628	322,217	238,478
Interest expense	(52,600)	(50,477)	(103,645)	(100,854)
Total return swap income	821	2,283	1,854	4,827
Interest and other income (loss)	12,199	(17,208)	24,649	(24,775)
Equity income (loss) from co-investments	12,237	(8,400)	23,108	12,771
Deferred tax (expense) benefit on unconsolidated co-investments	(1,733)	6,864	(833)	9,618
Net income	105,756	61,690	267,350	140,065
Net income attributable to noncontrolling interest	(2,630)	(2,646)	(5,288)	(5,204)
Net income available to common unitholders	$103,126	$59,044	$262,062	$134,861
Comprehensive income	$121,142	$73,400	$272,442	$172,256
Comprehensive income attributable to noncontrolling interest	(2,630)	(2,646)	(5,288)	(5,204)
Comprehensive income attributable to controlling interest	$118,512	$70,754	$267,154	$167,052
Per unit data:
Basic:
Net income available to common unitholders	$1.55	$0.87	$3.94	$2.00
Weighted average number of common units outstanding during the period	66,442,994	67,539,662	66,582,934	67,548,899
Diluted:
Net income available to common unitholders	$1.55	$0.87	$3.94	$2.00
Weighted average number of common units outstanding during the period	66,444,114	67,566,748	66,584,049	67,587,362

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and six months ended June 30, 2023 and 2022
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended June 30, 2023	Units	Amount	Units	Amount
Balances at March 31, 2023	64,182	$5,582,259	2,261	$51,385	$41,716	$121,497	$5,796,857
Net income	—	99,620	—	3,506	—	2,630	105,756
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	15,386	—	15,386
Issuance of common units under:
General partner's stock based compensation, net	1	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(53)	—	—	—	—	(53)
Equity based compensation costs	—	1,915	—	67	—	—	1,982
Changes in the redemption value of redeemable noncontrolling interest	—	(1,160)	—	(26)	—	39	(1,147)
Distributions to noncontrolling interest	—	—	—	—	—	(2,835)	(2,835)
Redemptions	—	(404)	(1)	(7)	—	(25)	(436)
Distributions declared ($2.31 per unit)	—	(148,284)	—	(5,221)	—	—	(153,505)
Balances at June 30, 2023	64,183	$5,533,893	2,260	$49,704	$57,102	$121,306	$5,762,005

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six Months Ended June 30, 2023	Units	Amount	Units	Amount
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	253,152	—	8,910	—	5,288	267,350
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,092	—	5,092
Issuance of common units under:
General partner's stock based compensation, net	3	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(125)	—	—	—	—	(125)
Equity based compensation costs	—	7,387	—	259	—	—	7,646
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	(4,087)	—	(132)	—	14	(4,205)
Distributions to noncontrolling interest	—	—	—	—	—	(5,590)	(5,590)
Redemptions	12	(113)	(12)	(344)	—	(152)	(609)
Distributions declared ($4.62 per unit)	—	(296,570)	—	(10,443)	—	—	(307,013)
Balances at June 30, 2023	64,183	$5,533,893	2,260	$49,704	$57,102	$121,306	$5,762,005

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended June 30, 2022	Units	Amount	Units	Amount
Balances at March 31, 2022	65,332	$5,942,746	2,282	$54,112	$18,677	$122,672	$6,138,207
Net income	—	57,054	—	1,990	—	2,646	61,690
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	11,812	—	11,812
Change in fair value of marketable debt securities, net	—	—	—	—	(102)	—	(102)
Issuance of common units under:
General partner's stock based compensation, net	3	172	—	—	—	—	172
Sale of common stock by general partner, net	—	(66)	—	—	—	—	(66)
Equity based compensation costs	—	2,572	—	90	—	—	2,662
Retirement of common units, net	(219)	(60,830)	—	—	—	—	(60,830)
Changes in redemption value of redeemable noncontrolling interest	—	6,065	—	136	—	94	6,295
Distributions to noncontrolling interest	—	—	—	—	—	(2,621)	(2,621)
Redemptions	8	(2,122)	(9)	(94)	—	(119)	(2,335)
Distributions declared ($2.20 per unit)	—	(143,298)	—	(5,001)	—	—	(148,299)
Balances at June 30, 2022	65,124	$5,802,293	2,273	$51,233	$30,387	$122,672	$6,006,585

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six Months Ended June 30, 2022	Units	Amount	Units	Amount
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	130,308	—	4,553	—	5,204	140,065
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	31,895	—	31,895
Change in fair value of marketable debt securities, net	—	—	—	—	296	—	296
Issuance of common units under:
General partner's stock based compensation, net	87	17,039	—	—	—	—	17,039
Sale of common stock by general partner, net	—	(207)	—	—	—	—	(207)
Equity based compensation costs	—	4,952	—	173	—	—	5,125
Retirement of common units, net	(219)	(60,830)	—	—	—	—	(60,830)
Changes in redemption value of redeemable noncontrolling interest	—	1,051	—	122	—	50	1,223
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(5,218)	(5,218)
Redemptions	8	(2,123)	(9)	(94)	—	(144)	(2,361)
Distributions declared ($4.40 per unit)	—	(287,052)	—	(10,023)	—	—	(297,075)
Balances at June 30, 2022	65,124	$5,802,293	2,273	$51,233	$30,387	$122,672	$6,006,585

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$267,350	$140,065
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	170	4,570
Depreciation and amortization	273,065	268,050
Amortization of discount and debt financing costs, net	3,170	3,332
Realized and unrealized (gains) losses on marketable securities, net	(8,871)	34,011
Provision for credit losses	34	63
Earnings from co-investments	(23,108)	(12,771)
Operating distributions from co-investments	31,168	67,834
Accrued interest from notes and other receivables	(4,743)	(6,974)
Casualty loss	433	—
Gain on the sale of real estate and land	(59,238)	—
Equity-based compensation	3,795	4,788
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	457	15,406
Accounts payable, accrued liabilities, and operating lease liabilities	3,646	(10,887)
Other liabilities	999	2,058
Net cash provided by operating activities	488,327	509,545
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(23,182)	(223)
Redevelopment	(41,675)	(47,674)
Development acquisitions of and additions to real estate under development	(5,248)	(12,862)
Capital expenditures on rental properties	(56,025)	(62,576)
Investments in notes receivable	(44,984)	(136,513)
Collections of notes and other receivables	—	303,088
Proceeds from insurance for property losses	2,851	135
Proceeds from dispositions of real estate	99,388	—
Contributions to co-investments	(15,571)	(96,187)
Changes in refundable deposits	10,200	(16,318)
Purchases of marketable securities	(11,302)	(12,168)
Sales and maturities of marketable securities	39,372	30,025
Non-operating distributions from co-investments	11,655	152,924
Net cash (used in) provided by investing activities	(34,521)	101,651
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	300,000	—
Payments on unsecured debt and mortgage notes	(300,937)	(1,820)
Proceeds from lines of credit	728,709	670,758
Repayments of lines of credit	(746,354)	(948,840)
Changes in refundable deposits	(6,012)	—

	Six Months Ended June 30,
	2023	2022
Retirement of common units	(95,657)	(60,830)
Additions to deferred charges	(358)	—
Net (costs) proceeds from issuance of common units	(125)	(207)
Net proceeds from stock options exercised	—	19,255
Payments related to tax withholding for share-based compensation	—	(2,216)
Contributions from noncontrolling interest	—	125
Distributions to noncontrolling interest	(4,228)	(4,197)
Redemption of noncontrolling interests	(609)	(2,361)
Redemption of redeemable noncontrolling interests	—	(230)
Common units distributions paid	(301,802)	(290,808)
Net cash used in financing activities	(427,373)	(621,371)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	26,433	(10,175)
Unrestricted and restricted cash and cash equivalents at beginning of period	42,681	58,638
Unrestricted and restricted cash and cash equivalents at end of period	$69,114	$48,463

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.5 million and $1.5 million capitalized in 2023 and 2022, respectively)	$101,784	$97,688
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,528	$3,480
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$365	$96,887
Transfers from real estate under development to co-investments	$961	$1,827
Reclassifications to (from) redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$4,205	$(1,223)

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both June 30, 2023 and December 31, 2022. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,260,112 and 2,272,496 as of June 30, 2023 and December 31, 2022, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $529.5 million and $481.6 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the Company owned or had ownership interests in 252 operating apartment communities, comprising 61,997 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

Marketable Securities

The Company reports its equity securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, and as defined by the FASB standard for fair value measurements). As of June 30, 2023 and December 31, 2022, $0.1 million and $0.2 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Realized and unrealized gains and losses in equity securities and interest income are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of June 30, 2023 and December 31, 2022, equity securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds.

As of June 30, 2023 and December 31, 2022, marketable securities consisted of the following ($ in thousands):

	June 30, 2023
	Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$38,692	$(5,604)	$33,088
Common stock, preferred stock, and stock funds	56,325	12,718	69,043

Total - Marketable securities	$95,017	$7,114	$102,131

	December 31, 2022
	Cost	Gross Unrealized Loss	Carrying Value
Equity securities:
Investment funds - debt securities	$43,155	$(6,771)	$36,384
Common stock, preferred stock, and stock funds	78,481	(2,122)	76,359

Total - Marketable securities	$121,636	$(8,893)	$112,743

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

For the three and six months ended June 30, 2023, the portion of unrealized gains recognized on equity securities still held as of June 30, 2023 totaled $4.6 million and $6.0 million, respectively, and were included in interest and other income (loss) on the Company's condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2022, the portion of unrealized losses recognized on equity securities still held as of June 30, 2022 totaled $14.7 million and $18.6 million respectively, and were included in interest and other income (loss) on the Company's condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of June 30, 2023 and December 31, 2022. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $948.4 million and $324.7 million, respectively, as of June 30, 2023 and $939.4 million and $324.3 million, respectively, as of December 31, 2022. Noncontrolling interests in these entities was $121.2 million and $121.5 million as of June 30, 2023 and December 31, 2022, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2023 and December 31, 2022, the Company did not have any VIEs of which it was not the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2023 and December 31, 2022, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.4 billion and $5.7 billion as of June 30, 2023 and December 31, 2022. respectively, was approximately $4.9 billion and $5.2 billion, respectively. Management has estimated that the fair value of the Company’s $554.6 million and $274.2 million of variable rate debt at June 30, 2023 and December 31, 2022, respectively, was approximately $553.7 million and $273.2 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2023 and December 31, 2022 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of June 30, 2023 and December 31, 2022.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $4.6 million and $5.8 million during the three months ended June 30, 2023 and 2022, respectively, and $9.4 million and $11.2 million, for the six months ended June 30, 2023 and 2022, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
June 30, 2023 and 2022
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

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2022	$46,466
Other comprehensive income before reclassification	4,909
Amounts reclassified from accumulated other comprehensive income	10
Other comprehensive income	4,919
Balance at June 30, 2023	$51,385

Essex Portfolio, L.P.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2022	$52,010
Other comprehensive income before reclassification	5,082
Amounts reclassified from accumulated other comprehensive income	10
Other comprehensive income	5,092
Balance at June 30, 2023	$57,102

Amounts reclassified from accumulated other comprehensive income in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $31.4 million and $27.2 million as of June 30, 2023 and December 31, 2022, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2023 is as follows ($ in thousands):

Balance at December 31, 2022	$27,150
Reclassification due to change in redemption value and other	4,205
Balance at June 30, 2023	$31,355

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents - unrestricted	$60,949	$33,295	$37,756	$48,420
Cash and cash equivalents - restricted	8,165	9,386	10,707	10,218
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$69,114	$42,681	$48,463	$58,638

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

(2) Significant Transactions During the Six Months Ended June 30, 2023 and Subsequent Events

Significant Transactions

Acquisitions

In April 2023, the Company acquired Hacienda at Camarillo Oaks, a 73-unit apartment home community located in Camarillo, CA, for a total contract price of $23.1 million.

Dispositions

In March 2023, the Company sold CBC and The Sweeps, a non-core apartment home community with 239 apartment homes, located in Goleta, CA, for a total contract price of $91.7 million. The Company recognized a $54.5 million gain on sale.

Preferred Equity Investments

In April 2023, the Company received cash of $11.2 million for the partial redemption of a preferred equity investment whose sponsors include a related party, in a joint venture that holds property located in Northern California. See Note 6, Related Party Transactions, for additional details.

In June 2023, the Company received cash of $14.7 million, including an early redemption fee of $0.3 million, for the full redemption of a preferred equity investment in a joint venture that holds property located in Southern California.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

Common Stock

During the six months ended June 30, 2023, the Company repurchased and retired 437,026 shares of the Company's common stock through the Company's stock repurchase plan, totaling $95.7 million, including commissions, at an average price per share of $218.88. As a result, as of June 30, 2023, the Company had $302.7 million of purchase authority remaining under the Company's $500.0 million stock repurchase plan.

Subsequent events

Subsequent to quarter end, the Company closed $298.0 million in 10-year secured loans priced at 5.08% fixed interest rates. The proceeds are intended to repay a majority of the Company’s $400.0 million unsecured notes due in May 2024 at maturity.

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental income	$407,786	$391,778	$812,421	$765,203
Other property	5,479	5,462	10,500	11,253
Management and other fees from affiliates	2,778	2,738	5,543	5,427
Total revenues	$416,043	$399,978	$828,464	$781,883

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Southern California	$169,857	$160,809	$336,734	$314,147
Northern California	166,415	160,513	330,039	313,258
Seattle Metro	70,216	67,707	140,255	131,910
Other real estate assets (1)	6,777	8,211	15,893	17,141
Total rental and other property revenues	$413,265	$397,240	$822,921	$776,456

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Same-property (1)	$394,204	$378,874	$783,099	$740,289
Acquisitions (2)	1,332	—	2,353	—
Development (3)	5,710	5,371	11,210	9,598
Redevelopment	1,595	1,491	3,132	2,926
Non-residential/other, net (4)	11,099	14,597	23,226	29,620
Straight line rent concession (5)	(675)	(3,093)	(99)	(5,977)
Total rental and other property revenues	$413,265	$397,240	$822,921	$776,456

(1) Same-property includes properties that have comparable stabilized results as of January 1, 2022 and are consolidated by the Company for the three and six months ended June 30, 2023 and 2022. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $1.3 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2023 that was included in the December 31, 2022 deferred revenue balance was $0.4 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of June 30, 2023, the Company had $1.3 million of remaining performance obligations. The Company expects to recognize approximately 25% of these remaining performance obligations in 2023, an additional 60% through 2025, and the remaining balance thereafter.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which own, operate, and develop apartment communities and are accounted for under the equity method. As of June 30, 2023, the Company had invested in six technology co-investments and the co-investment balance of these investments was $37.3 million, and the aggregate commitment was $86.0 million. As of December 31, 2022, the Company had six technology co-investments and the co-investment balance of these investments was $39.4 million and the aggregate commitment was $87.0 million.

The carrying values of the Company's co-investments as of June 30, 2023 and December 31, 2022 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	June 30, 2023	December 31, 2022
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V, and Wesco VI (2)	54%	$169,501	$178,552
BEXAEW, BEX II, BEX IV, and 500 Folsom	50%	233,588	238,537
Other (3)	52%	68,713	74,742
Total operating and other co-investments, net		471,802	491,831
Total development co-investments	51%	14,028	12,994
Total preferred interest co-investments (includes related party investments of $79.6 million and $87.1 million as of June 30, 2023 and December 31, 2022, respectively. See Note 6 - Related Party Transactions for further discussion)		588,350	580,134
Total co-investments, net		$1,074,180	$1,084,959

(1) Weighted average Company ownership percentages are as of June 30, 2023.
(2) As of June 30, 2023 and December 31, 2022, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $45.8 million and $41.7 million, respectively, due to distributions in excess of the Company's investment.
(3) As of June 30, 2023 and December 31, 2022, the Company's investments in Expo and Century Towers were classified as a liability of $2.1 million and $0.8 million, respectively, due to distributions received in excess of the Company's investment. The weighted average Company ownership percentage excludes the Company's investments in non-core technology co-investments which are carried at fair value.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	June 30, 2023	December 31, 2022
Combined balance sheets: (1)
Rental properties and real estate under development	$5,066,160	$4,955,051
Other assets	279,816	294,663
Total assets	$5,345,976	$5,249,714
Debt	$3,511,734	$3,397,113
Other liabilities	294,947	264,872
Equity	1,539,295	1,587,729
Total liabilities and equity	$5,345,976	$5,249,714
Company's share of equity	$1,074,180	$1,084,959

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Combined statements of income: (1)
Property revenues	$99,954	$93,576	$200,547	$178,176
Property operating expenses	(36,868)	(29,509)	(78,946)	(65,302)
Net operating income	63,086	64,067	121,601	112,874
Interest expense	(37,314)	(21,779)	(69,998)	(40,081)
General and administrative	(8,556)	(6,392)	(11,536)	(10,359)
Depreciation and amortization	(42,917)	(39,381)	(84,305)	(78,188)
Net loss	$(25,701)	$(3,485)	$(44,238)	$(15,754)
Company's share of net income (2)	$12,237	$(8,400)	$23,108	$12,771

(1) Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $1.9 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $3.9 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	$35,500	$33,477
Note receivable, secured, bearing interest at 11.00%, due October 2025 (Originated October 2021)	34,520	21,452
Note receivable, secured, bearing interest at 12.00%, due August 2024 (Originated August 2022)	11,021	10,350
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	32,332	—
Notes and other receivables from affiliates (1)	6,053	6,975
Straight line rent receivables (2)	11,975	12,164
Other receivables	19,648	18,961
Allowance for credit losses	(585)	(334)
Total notes and other receivables	$150,464	$103,045

(1) These amounts consist of short-term loans outstanding and due from various joint ventures as of June 30, 2023 and December 31, 2022, respectively. See Note 6, Related Party Transactions, for additional details.
(2) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured ($ in thousands):

Notes Receivable, Secured
Balance at December 31, 2022	$334
Provision for credit losses	251
Balance at June 30, 2023	$585

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

No loans were placed on nonaccrual status or charged off during the six months ended June 30, 2023 or 2022.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.2 million and $3.5 million during the three months ended June 30, 2023 and 2022, respectively, and $6.4 million and $6.6 million during the six months ended June 30, 2023 and 2022, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.5 million and $0.7 million against general and administrative expenses for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three and six months ended June 30, 2023 and 2022, the Company did not pay brokerage commissions related to real estate transactions to MMC and its affiliates.

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
June 30, 2023 and 2022
(Unaudited)

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

In October 2018, the Company funded an $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268-unit apartment home community development located in Burlingame, CA. The investment initially accrued interest based on a 12.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. In April 2023, the investment's maturity date was extended from April 2024 to May 2026 with the investment accruing interest based on a 11.0% preferred return. In April 2023, the Company received cash of $11.2 million for the partial redemption of this preferred equity investment.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment, and the maturity of the remaining commitment was extended to December 2028. As of June 30, 2023, the Company had a remaining commitment of $13.0 million and continues to accrue interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of June 30, 2023 and December 31, 2022, $6.1 million and $7.0 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	June 30, 2023	December 31, 2022	Weighted Average Maturity In Years as of June 30, 2023
Term loan - variable rate, net (1)	$298,359	$(1,611)	4.3
Bonds public offering - fixed rate, net	5,016,977	5,313,779	7.6
Unsecured debt, net (2)	5,315,336	5,312,168
Lines of credit (3)	34,429	52,073
Mortgage notes payable, net (4)	592,143	593,943	7.5
Total debt, net	$5,941,908	$5,958,184
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.3%
Weighted average interest rate on variable rate term loan (1)	4.2%	—%
Weighted average interest rate on lines of credit	5.9%	4.4%
Weighted average interest rate on mortgage notes payable	3.8%	3.5%

(1) In October 2022, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85% and matures in October 2024 with three 12-month extension options, exercisable at the Company's option. This loan has been swapped to an all-in fixed rate of 4.2% and the swap has a termination date of October 2026. In April 2023, the Company has drawn on the $300.0 million unsecured term loan and in May 2023 used the proceeds to repay the Company's $300.0 million unsecured notes due in May 2023. The unsecured term loan includes unamortized debt issuance costs of $1.6 million as of both June 30, 2023 and December 31, 2022, respectively.
(2) Unsecured debt, net, consists of fixed rate public bond offerings and variable rate term loan which includes unamortized discount, net of premiums, of $7.0 million and $7.9 million and unamortized debt issuance costs of $27.7 million and $29.9 million, as of June 30, 2023 and December 31, 2022, respectively.
(3) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of June 30, 2023, excludes unamortized debt issuance costs of $4.5 million and $5.1 million as of June 30, 2023 and December 31, 2022, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2023, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate ("Adjusted SOFR") plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of January 2027 with two six-month extensions, exercisable at the Company’s option. As of June 30, 2023, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of July 2024.
(4) Includes total unamortized premium, net of discounts of $0.9 million and $1.2 million, reduced by unamortized debt issuance costs of $2.0 million as of each of June 30, 2023 and December 31, 2022.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of June 30, 2023 are as follows ($ in thousands):

2023 (1)	$1,492
2024	403,109
2025	633,054
2026	549,405
2027	803,955
Thereafter	3,552,269
Total	$5,943,284

(1) In April 2023, the Company has drawn on the $300.0 million unsecured term loan and in May 2023 used the proceeds to repay the Company’s $300.0 million unsecured notes due in May 2023.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Southern California	$169,857	$160,809	$336,734	$314,147
Northern California	166,415	160,513	330,039	313,258
Seattle Metro	70,216	67,707	140,255	131,910
Other real estate assets	6,777	8,211	15,893	17,141
Total property revenues	$413,265	$397,240	$822,921	$776,456
Net operating income:
Southern California	$121,923	$115,176	$238,865	$222,978
Northern California	116,184	113,095	230,635	218,235
Seattle Metro	50,388	49,268	100,283	92,564
Other real estate assets	5,546	6,181	13,502	13,059
Total net operating income	294,041	283,720	583,285	546,836
Management and other fees from affiliates	2,778	2,738	5,543	5,427
Corporate-level property management expenses	(11,451)	(10,176)	(22,883)	(20,348)
Depreciation and amortization	(136,718)	(134,517)	(273,065)	(268,050)
General and administrative	(13,813)	(13,127)	(29,124)	(25,369)
Expensed acquisition and investment related costs	(5)	(10)	(344)	(18)
Casualty loss	—	—	(433)	—
Gain on sale of real estate and land	—	—	59,238	—
Interest expense	(52,600)	(50,477)	(103,645)	(100,854)
Total return swap income	821	2,283	1,854	4,827
Interest and other income (loss)	12,199	(17,208)	24,649	(24,775)
Equity income (loss) from co-investments	12,237	(8,400)	23,108	12,771
Deferred tax (expense) benefit on unconsolidated co-investments	(1,733)	6,864	(833)	9,618
Net income	$105,756	$61,690	$267,350	$140,065

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Assets:
Southern California	$3,855,167	$3,892,003
Northern California	5,324,254	5,414,467
Seattle Metro	1,354,592	1,374,379
Other real estate assets	96,107	133,245
Net reportable operating segment - real estate assets	10,630,120	10,814,094
Real estate under development	22,668	24,857
Co-investments	1,122,114	1,127,491
Cash and cash equivalents, including restricted cash	69,114	42,681
Marketable securities	102,131	112,743
Notes and other receivables	150,464	103,045
Operating lease right-of-use assets	65,505	67,239
Prepaid expenses and other assets	83,157	80,755
Total assets	$12,245,273	$12,372,905

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$99,620	64,182,555	$1.55	$57,054	65,262,517	$0.87
Effect of Dilutive Securities:
Stock options	—	1,120		—	27,086
Diluted:
Net income available to common stockholders	$99,620	64,183,675	$1.55	$57,054	65,289,603	$0.87

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$253,152	64,319,783	$3.94	$130,308	65,269,109	$2.00
Effect of Dilutive Securities:
Stock options	—	1,115		—	38,463
Diluted:
Net income available to common unitholders	$253,152	64,320,898	$3.94	$130,308	65,307,572	$2.00
The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,260,439 and 2,277,145, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended June 30, 2023 and 2022, respectively, and 2,263,151 and 2,279,790 for the six months ended June 30, 2023 and 2022, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.5 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $8.9 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively.

Stock options of 505,037 and 230,326 for the three months ended June 30, 2023 and 2022, respectively, and 490,970 and 124,892 for the six months ended June 30, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$103,126	66,442,994	$1.55	$59,044	67,539,662	$0.87
Effect of Dilutive Securities:
Stock options	—	1,120		—	27,086
Diluted:
Net income available to common unitholders	$103,126	66,444,114	$1.55	$59,044	67,566,748	$0.87

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$262,062	66,582,934	$3.94	$134,861	67,548,899	$2.00
Effect of Dilutive Securities:
Stock options	—	1,115		—	38,463
Diluted:
Net income available to common unitholders	$262,062	66,584,049	$3.94	$134,861	67,587,362	$2.00

Stock options of 505,037 and 230,326 for the three months ended June 30, 2023 and 2022, respectively, and 490,970 and 124,892 for the six months ended June 30, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2023, the Company had an interest rate swap contract with an aggregate notional amount of $300.0 million that effectively fixed the interest rate on the $300.0 million unsecured term loan at 4.2%. This derivative qualifies for hedge accounting.

As of June 30, 2023 and December 31, 2022, the swap contracts were presented in the consolidated balance sheets as an asset of $9.1 million and $5.6 million, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Company had no interest rate caps.

The Company has four total return swap contracts, with an aggregate notional amount of $223.2 million, that effectively convert $223.2 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of its total return swaps, with $223.2 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both June 30, 2023 and December 31, 2022. These total return swaps are scheduled to mature between December 2024 and November 2033. The realized gains of $0.8 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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
June 30, 2023 and 2022
(Unaudited)

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2023, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of June 30, 2023, the Company owned or had ownership interests in 252 operating apartment communities, comprising 61,997 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

As of June 30, 2023, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $107.0 million, and estimated remaining project costs of approximately $18.0 million, $9.5 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $125.0 million.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2023		As of June 30, 2022
	Apartment Homes	%	Apartment Homes	%
Southern California	21,986	43%	22,190	43%
Northern California	19,245	37%	19,230	37%
Seattle Metro	10,341	20%	10,341	20%
Total	51,572	100%	51,761	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEXAEW, BEX II, BEX IV and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Market Considerations

While COVID-19’s impact begins to dissipate, the Company continues to comply with the stated intent of local, county, state and federal laws, some of which limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes and at various regions in which our communities are located, impacting the Company and its properties. Concurrently, geopolitical tensions between Russian and Ukraine increased uncertainty during 2022 and 2023. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and three times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

The long-term impact of these developments will largely depend on future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended June 30, 2023 and 2022) have generally remained higher than the pre-pandemic historical average of 0.35% since the second quarter of 2020. Although cash delinquencies were slightly elevated at 0.4% for the three months ended June 30, 2022, they increased to 2.1% for the three months ended June 30, 2023. The lower cash delinquencies for the three months ended June 30, 2022 was due to $13.0 million of Emergency Rental Assistance payments as compared to the $0.5 million received for three months ended June 30, 2023; however, current tenant delinquencies remained well above pre-pandemic levels. The Company continues to work with residents to collect such cash delinquencies. As of June 30, 2023, the delinquencies have not had a material adverse impact on the Company's liquidity position.

The foregoing macroeconomic conditions have not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.6% and 96.1% for the three months ended June 30, 2023 and 2022, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,
	2023	2022
Southern California	96.4%	95.7%
Northern California	96.7%	96.3%
Seattle Metro	96.9%	96.2%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2023	2022	Change	Change
Same-Property Revenues:
Southern California	21,352	$165,880	$158,430	$7,450	4.7%
Northern California	18,371	158,107	152,737	5,370	3.5%
Seattle Metro	10,341	70,217	67,707	2,510	3.7%
Total Same-Property Revenues	50,064	394,204	378,874	15,330	4.0%
Non-Same Property Revenues		19,061	18,366	695	3.8%
Total Property Revenues		$413,265	$397,240	$16,025	4.0%

Same-Property Revenues increased by $15.3 million or 4.0% to $394.2 million in the second quarter of 2023 from $378.9 million in the second quarter of 2022. The increase was primarily attributable to an increase of 5.3% in average rental rates from $2,466 in the second quarter of 2022 to $2,597 in the second quarter of 2023.

Non-Same Property Revenues increased by $0.7 million or 3.8% to $19.1 million in the second quarter of 2023 from $18.4 million in the second quarter of 2022. The increase was primarily due to the acquisitions of Regency Palm Court and Windsor Court in 2022, Hacienda at Camarillo Oaks in 2023, and an increase in average rental rates, offset by the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Management and other fees from affiliates increased by $0.1 million or 3.7% to $2.8 million in the second quarter of 2023 from $2.7 million in the second quarter of 2022 primarily due to an increase in revenues.

Property operating expenses, excluding real estate taxes increased by $4.0 million or 5.7% to $73.8 million for the second quarter of 2023 compared to $69.8 million for the second quarter of 2022, primarily due to increases of $1.7 million in maintenance and repairs expenses, $1.3 million in utilities expenses, and $1.0 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $4.1 million or 6.1% to $71.8 million in the second quarter of 2023 compared to $67.7 million in the second quarter of 2022, primarily due to increases of $1.8 million in maintenance and repairs expenses, $1.4 million in utilities expenses, $0.5 million in administrative expenses, and $0.3 million in insurance and other expenses.

Real estate taxes increased by $1.6 million or 3.7% to $45.4 million for the second quarter of 2023 compared to $43.8 million for the second quarter of 2022, primarily due to increases in special assessments in 2023, combined with refunds being received in 2022. Same-Property real estate taxes increased by $1.6 million or 3.9% to $41.6 million for the second quarter of 2023 compared to $40.0 million for the second quarter of 2022 primarily due to increases in special assessments in 2023, combined with refunds being received in 2022.

Corporate-level property management expenses increased by $1.3 million or 12.7% to $11.5 million for the second quarter of 2023 compared to $10.2 million for the second quarter of 2022 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $2.2 million or 1.6% to $136.7 million for the second quarter of 2023 compared to $134.5 million for the second quarter of 2022, primarily due to an increase in depreciation expense from the completion of Station Park Green (Phase IV) development property in 2022, the purchase of the Company's joint venture partners's 49.8% interest in the Essex JV LLC co-investment that owned Regency Palm Court and Windsor Court, in 2022, and the acquisition of Hacienda at Camarillo Oaks in 2023. The increase was partially offset by the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Interest expense increased by $2.1 million or 4.2% to $52.6 million for the second quarter of 2023 compared to $50.5 million for the second quarter of 2022, primarily due to higher interest rates on the Company's unsecured lines of credit and borrowing on the $300.0 million unsecured term loan which resulted in an increase in interest expense of $3.7 million for the second quarter of 2023. Additionally, there was a $0.4 million decrease in capitalized interest in the second quarter of 2023, due to a decrease in development activity as compared to the same period in 2022. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the second quarter of 2022, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023, which resulted in a decrease in interest expense of $2.0 million for the second quarter of 2023.

Total return swap income of $0.8 million in the second quarter of 2023 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $223.2 million.

Interest and other income (loss) increased by $29.4 million or 170.9% to an income of $12.2 million for the second quarter of 2023 compared to a loss of $17.2 million for the second quarter of 2022, primarily due to realized and unrealized gains on marketable securities.

Equity income (loss) from co-investments increased by $20.6 million or 245.2% to an income of $12.2 million for the second quarter of 2023 compared to a loss of $8.4 million for the second quarter of 2022, primarily due to a $21.7 million increase in equity income from non-core co-investments, offset by a $2.7 million increase in equity loss from co-investments.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

The Company's average financial occupancy for its Same-Property portfolio (stabilized properties consolidated by the Company for the six months ended June 30, 2023 and 2022) was 96.6% and 96.2% for the six months ended June 30, 2023 and 2022, respectively.

The regional breakdown of the Company's Same-Property portfolio for financial occupancy for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
Southern California	96.6%	96.0%
Northern California	96.6%	96.4%
Seattle Metro	96.7%	96.1%

	Number of Apartment	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2023	2022	Change	Change
Same-Property Revenues:
Southern California	21,352	$329,145	$309,474	$19,671	6.4%
Northern California	18,371	313,699	298,905	14,794	4.9%
Seattle Metro	10,341	140,255	131,910	8,345	6.3%
Total Same-Property Revenues	50,064	783,099	740,289	42,810	5.8%
Non-Same Property Revenues		39,822	36,167	3,655	10.1%
Total Property Revenues		$822,921	$776,456	$46,465	6.0%

Same-Property Revenues increased by $42.8 million or 5.8% to $783.1 million for the six months ended June 30, 2023 from $740.3 million for the six months ended June 30, 2022. The increase was primarily attributable to an increase of 6.1% in average rental rates from $2,436 per apartment home for the six months ended June 30, 2022 to $2,584 per apartment home for the six months ended June 30, 2023.

Non-Same Property Revenues increased by $3.7 million or 10.1% to $39.8 million for the six months ended June 30, 2023 from $36.2 million for the six months ended June 30, 2022. The increase was primarily due to the acquisitions of Regency Palm Court and Windsor Court in 2022, Hacienda at Camarillo Oaks in 2023, and an increase in average rental rates offset by the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Management and other fees from affiliates increased by $0.1 million or 1.9% to $5.5 million for the six months ended June 30, 2023 from $5.4 million for the six months ended June 30, 2022 primarily due to an increase in revenues.

Property operating expenses, excluding real estate taxes increased by $9.1 million or 6.6% to $147.7 million for the six months ended June 30, 2023 compared to $138.6 million for the six months ended June 30, 2022, primarily due to increases of $4.6 million in maintenance and repairs expenses, $2.4 million in administrative expenses, $1.7 million in utilities expenses, and $0.4 million in personnel costs. Same-Property operating expenses, excluding real estate taxes, increased by $9.2 million or 6.8% to $143.6 million for the six months ended June 30, 2023 compared to $134.4 million for the six months ended June 30, 2022, primarily due to increases of $4.5 million in maintenance and repairs expenses, $2.0 million in utilities expenses, $1.5 million in insurance and other expenses, and $0.8 million in administrative expenses, and $0.4 million in personnel costs.

Real estate taxes increased by $0.9 million or 1.0% to $91.9 million for the six months ended June 30, 2023 compared to $91.0 million for the six months ended June 30, 2022, primarily due to an increase of approximately 2% in California real estate taxes, partially offset by a slight decrease from 2022 in real estate taxes in the Seattle metro region. Same-Property real estate taxes increased by $0.9 million or 1.0% to $84.6 million for the six months ended June 30, 2023 compared to $83.7 million for the six months ended June 30, 2022, primarily due to to an increase of approximately 2% in California real estate taxes, partially offset by a slight decrease from 2022 in real estate taxes in the Seattle metro region.

Corporate-level property management expenses increased by $2.6 million or 12.8% to $22.9 million for the six months ended June 30, 2023 compared to $20.3 million for the six months ended June 30, 2022 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $5.0 million or 1.9% to $273.1 million for the six months ended June 30, 2023 compared to $268.1 million for the six months ended June 30, 2022, primarily due to an increase in depreciation expense from the completion of Station Park Green (Phase IV) development property in 2022, the purchase of the Company's joint venture partners's 49.8% interest in Essex JV LLC co-investment that owned Regency Palm Court and Windsor Court, in 2022, and the acquisition of Hacienda at Camarillo Oaks in 2023. The increase was partially offset by the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Gain on sale of real estate and land of $59.2 million for the six months ended June 30, 2023 was primarily attributable to the sale of CBC and The Sweeps apartment home community.

Interest expense increased by $2.7 million or 2.7% to $103.6 million for the six months ended June 30, 2023 compared to $100.9 million for the six months ended June 30, 2022, primarily due to higher interest rates on the Company's unsecured lines of credit and borrowing on the $300.0 million unsecured term loan which resulted in an increase in interest expense of $4.2 million for the six months ended June 30, 2023. Additionally, there was a $1.0 million decrease in capitalized interest in the six months ended June 30, 2023, due to a decrease in development activity as compared to the same period in 2022. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the six months ended June 30, 2022, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023, which resulted in a decrease in interest expense of $2.5 million for the six months ended June 30, 2023.

Total return swap income of $1.9 million for the six months ended June 30, 2023 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $223.2 million.

Interest and other income (loss) increased by $49.4 million or 199.2% to $24.6 million in income for the six months ended June 30, 2023 compared to $24.8 million in loss for the six months ended June 30, 2022, primarily due to increases of $42.9 million in realized and unrealized gains on marketable securities and $8.2 million in insurance reimbursements, legal settlements, and other, driven by a one-time legal settlement claim.

Equity income from co-investments increased by $10.3 million or 80.5% to $23.1 million for the six months ended June 30, 2023 compared to $12.8 million for the six months ended June 30, 2022, primarily due to increases of $30.4 million in equity income from non-core co-investments offset by decreases of $17.1 million in co-investment promote income and $4.3 million in equity loss from co-investments.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $60.9 million of unrestricted cash and cash equivalents and $102.1 million in marketable securities, all of which were equity securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2023, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2023, the Company had two unsecured lines of credit aggregating $1.24 billion. As of June 30, 2023, there was $10.0 million outstanding balance on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of June 30, 2023. This facility is scheduled to mature in January 2027, with two six-month extensions, exercisable at the Company's option. As of June 30, 2023, there was $24.4 million outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of June 30, 2023. This facility is scheduled to mature in July 2024.

In October 2022, the Operating Partnership entered into a $300.0 million unsecured term loan with an interest rate at Adjusted SOFR plus 0.85%. The Company also entered into an interest rate swap contract to fix the interest rate at 4.2%. The loan matures in October 2024 with three 12-month extension options, exercisable at the Company's option. The Company drew on its $300.0 million unsecured term loan in April 2023, and the proceeds were used to repay the Company’s $300.0 million unsecured notes due in May 2023.

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

The 2021 ATM Program replaced the prior equity distribution agreement entered into in September 2018 (the "2018 ATM Program"), which was terminated upon the establishment of the 2021 ATM Program. During the three months ended June 30, 2023, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of June 30, 2023, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the six months ended June 30, 2023, the Company repurchased and retired 437,026 shares of its common stock totaling $95.7 million, including commissions, at an average price of $218.88 per share. As of June 30, 2023, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2023, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes, and various consolidated predevelopment projects, with total incurred costs of $107.0 million, and estimated remaining project costs of approximately $18.0 million, $9.5 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $125.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of June 30, 2023, the Company had an interest in 264 apartment homes in a community actively under development with a joint venture for total estimated costs of $102.0 million. Total estimated remaining costs are approximately $18.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $9.5 million. In addition, the Company had an interest in 10,425 apartment homes of operating communities with joint ventures for a total book value of $471.8 million as of June 30, 2023.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements which are not historical facts, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations related to the continued evolution of the work-from-home trend, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, 2023 Same-Property revenue and operating expenses generally and in specific regions, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, inflation, the labor market, supply chain impacts and ongoing hostilities between Russia and Ukraine, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income available to common stockholders	$99,620	$57,054	$253,152	$130,308
Adjustments:
Depreciation and amortization	136,718	134,517	273,065	268,050
Gains on sale of real estate and land not included in FFO	—	—	(59,238)	—
Casualty loss	—	—	433	—
Depreciation and amortization from unconsolidated co-investments	17,848	18,129	35,457	36,244
Noncontrolling interest related to Operating Partnership units	3,506	1,990	8,910	4,553
Depreciation attributable to third party ownership and other (1)	(365)	(354)	(724)	(707)
Funds from Operations attributable to common stockholders and unitholders	$257,327	$211,336	$511,055	$438,448
FFO per share-diluted	$3.87	$3.13	$7.68	$6.49
Non-core items:
Expensed acquisition and investment related costs	$5	$10	$344	$18
Deferred tax expense (benefit) on unconsolidated co-investments (2)	1,733	(6,864)	833	(9,618)
Realized and unrealized (gains) losses on marketable securities, net	(7,591)	21,597	(8,871)	34,011
Provision for credit losses	16	(1)	34	(63)
Equity (income) loss from non-core co-investments (3)	(978)	20,710	(884)	29,554
Loss on early retirement of debt from unconsolidated co-investments	—	901	—	987
Co-investment promote income	—	—	—	(17,076)
Income from early redemption of preferred equity investments and notes receivable	(285)	—	(285)	(858)
General and administrative and other, net	561	997	827	1,445
Insurance reimbursements, legal settlements, and other, net	(295)	(8)	(8,799)	(8)
Core Funds from Operations attributable to common stockholders and unitholders	$250,493	$248,678	$494,254	$476,840
Core FFO per share-diluted	$3.77	$3.68	$7.42	$7.06
Weighted average number of shares outstanding, diluted (4)	66,444,114	67,566,748	66,584,049	67,587,362

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three and six months ended June 30, 2023 was $0.8 million and $1.6 million, respectively.

(2) Represents deferred tax related to net unrealized gains or losses on technology co-investments.
(3) Represents the Company's share of co-investment income or loss from technology co-investments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings from operations	$134,832	$128,628	$322,217	$238,478
Adjustments:
Corporate-level property management expenses	11,451	10,176	22,883	20,348
Depreciation and amortization	136,718	134,517	273,065	268,050
Management and other fees from affiliates	(2,778)	(2,738)	(5,543)	(5,427)
General and administrative	13,813	13,127	29,124	25,369
Expensed acquisition and investment related costs	5	10	344	18
Casualty Loss	—	—	433	—
Gain on sale of real estate and land	—	—	(59,238)	—
NOI	294,041	283,720	583,285	546,836
Less: Non-Same Property NOI	(13,250)	(12,559)	(28,395)	(24,647)
Same-Property NOI	$280,791	$271,161	$554,890	$522,189

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2023, the Company had one interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the unsecured term loan.

The Company's interest rate swap was designated as cash flow hedge as of June 30, 2023. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2023. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2023.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$9,064	$13,314	$4,738
Total cash flow hedges	$300,000	2026	$9,064	$13,314	$4,738

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $223.2 million that effectively convert $223.2 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at June 30, 2023. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2023	2024	2025	2026	2027	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$1,057	402,177	632,035	548,291	419,558	3,417,000	$5,420,118	$4,901,458
Average interest rate	3.2%	4.0%	3.5%	3.5%	3.8%	3.0%	3.2%
Variable rate debt (1)	$435	25,361	1,019	1,114	384,397	145,269	$557,595	$553,691
Average interest rate	4.4%	5.9%	4.4%	4.4%	4.1%	4.4%	4.3%

(1) $223.2 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of June 30, 2023. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2023, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2023, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2023, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2023, Essex issued an aggregate of 1,690 shares of its common stock upon the vesting of restricted stock awards and the exchange of OP units by limited partners or members into shares of common stock. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2023, 1,690 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. As a result of the new stock repurchase plan, as of June 30, 2023, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended June 30, 2023.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Date: July 28, 2023

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 28, 2023

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: July 28, 2023

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 28, 2023

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer