Form 10-Q
period 2023-09-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2023-10-27
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,184,604 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 25, 2023.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2023 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	September 30, 2023	December 31, 2022
Real estate:
Rental properties:
Land and land improvements	$3,036,912	$3,043,321
Buildings and improvements	13,036,033	12,922,906
	16,072,945	15,966,227
Less: accumulated depreciation	(5,527,559)	(5,152,133)
	10,545,386	10,814,094
Real estate under development	23,067	24,857
Co-investments	1,133,515	1,127,491
	11,701,968	11,966,442
Cash and cash equivalents-unrestricted	391,994	33,295
Cash and cash equivalents-restricted	8,503	9,386
Marketable securities, net of allowance for credit losses of zero as of both September 30, 2023 and December 31, 2022	90,186	112,743
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively (includes related party receivables of $7.2 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively)	164,603	103,045
Operating lease right-of-use assets	64,636	67,239
Prepaid expenses and other assets	75,757	80,755
Total assets	$12,497,647	$12,372,905
LIABILITIES AND EQUITY
Unsecured debt, net	$5,316,929	$5,312,168
Mortgage notes payable, net	888,010	593,943
Lines of credit	—	52,073
Accounts payable and accrued liabilities	215,201	165,461
Construction payable	22,709	23,159
Dividends payable	155,806	149,166
Distributions in excess of investments in co-investments	50,686	42,532
Operating lease liabilities	65,927	68,696
Other liabilities	45,972	43,441
Total liabilities	6,761,240	6,450,639
Commitments and contingencies
Redeemable noncontrolling interest	29,960	27,150
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,184,604 and 64,604,603 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,660,916	6,750,076
Distributions in excess of accumulated earnings	(1,184,597)	(1,080,176)
Accumulated other comprehensive income, net	55,358	46,466
Total stockholders' equity	5,531,683	5,716,372
Noncontrolling interest	174,764	178,744
Total equity	5,706,447	5,895,116
Total liabilities and equity	$12,497,647	$12,372,905

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental and other property	$416,398	$406,862	$1,239,319	$1,183,318
Management and other fees from affiliates	2,785	2,886	8,328	8,313
	419,183	409,748	1,247,647	1,191,631
Expenses:
Property operating, excluding real estate taxes	77,020	73,450	224,745	212,069
Real estate taxes	46,876	46,593	138,787	137,594
Corporate-level property management expenses	11,504	10,184	34,387	30,532
Depreciation and amortization	137,357	135,511	410,422	403,561
General and administrative	14,611	15,172	43,735	40,541
Expensed acquisition and investment related costs	31	230	375	248
Casualty loss	—	—	433	—
	287,399	281,140	852,884	824,545
Gain on sale of real estate and land	—	—	59,238	—
Earnings from operations	131,784	128,608	454,001	367,086
Interest expense	(54,161)	(51,645)	(157,806)	(152,499)
Total return swap income	690	1,882	2,544	6,709
Interest and other income (loss)	4,406	(6,796)	29,055	(31,571)
Equity income from co-investments	10,694	10,985	33,802	23,756
Tax (expense) benefit on unconsolidated co-investments	(404)	(1,755)	(1,237)	7,863
Loss on early retirement of debt, net	—	(2)	—	(2)
Gain on remeasurement of co-investment	—	17,423	—	17,423
Net income	93,009	98,700	360,359	238,765
Net income attributable to noncontrolling interest	(5,727)	(5,858)	(19,925)	(15,615)
Net income available to common stockholders	$87,282	$92,842	$340,434	$223,150
Comprehensive income	$97,122	$124,797	$369,564	$297,053
Comprehensive income attributable to noncontrolling interest	(5,867)	(6,740)	(20,238)	(17,582)
Comprehensive income attributable to controlling interest	$91,255	$118,057	$349,326	$279,471
Per share data:
Basic:
Net income available to common stockholders	$1.36	$1.43	$5.30	$3.42
Weighted average number of shares outstanding during the period	64,184,180	65,059,678	64,274,085	65,198,532
Diluted:
Net income available to common stockholders	$1.36	$1.43	$5.30	$3.42
Weighted average number of shares outstanding during the period	64,186,020	65,067,790	64,275,279	65,225,767

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended September 30, 2023	Shares	Amount
Balances at June 30, 2023	64,183	$6	$6,657,481	$(1,123,594)	$51,385	$176,727	$5,762,005
Net income	—	—	—	87,282	—	5,727	93,009
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,973	140	4,113
Issuance of common stock under:
Sale of common stock, net	—	—	(106)	—	—	—	(106)
Equity based compensation costs	—	—	2,211	—	—	78	2,289
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,317	—	—	78	1,395
Distributions to noncontrolling interest	—	—	—	—	—	(7,973)	(7,973)
Redemptions of noncontrolling interest	2	—	13	—	—	(13)	—
Common stock dividends ($2.31 per share)	—	—	—	(148,285)	—	—	(148,285)
Balances at September 30, 2023	64,185	$6	$6,660,916	$(1,184,597)	$55,358	$174,764	$5,706,447

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Nine Months Ended September 30, 2023	Shares	Amount
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	340,434	—	19,925	360,359
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	8,892	313	9,205
Issuance of common stock under:
Stock option and restricted stock plans, net	3	—	—	—	—	—	—
Sale of common stock, net	—	—	(231)	—	—	—	(231)
Equity based compensation costs	—	—	9,598	—	—	337	9,935
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,770)	—	—	(40)	(2,810)
Distributions to noncontrolling interest	—	—	—	—	—	(24,006)	(24,006)
Redemptions of noncontrolling interest	14	—	(100)	—	—	(509)	(609)
Common stock dividends ($6.93 per share)	—	—	—	(444,855)	—	—	(444,855)
Balances at September 30, 2023	64,185	$6	$6,660,916	$(1,184,597)	$55,358	$174,764	$5,706,447

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended September 30, 2022	Shares	Amount
Balances at June 30, 2022	65,124	$7	$6,875,863	$(1,073,577)	$25,554	$178,738	$6,006,585
Net income	—	—	—	92,842	—	5,858	98,700
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	25,304	885	26,189
Change in fair value of marketable debt securities, net	—	—	—	—	(89)	(3)	(92)
Issuance of common stock under:
Stock option and restricted stock plans, net	1	—	155	—	—	—	155
Sale of common stock, net	—	—	(107)	—	—	—	(107)
Equity based compensation costs	—	—	1,891	—	—	66	1,957
Retirement of common stock, net	(372)	(1)	(97,120)	—	—	—	(97,121)
Changes in the redemption value of redeemable noncontrolling interest	—	—	3,195	—	—	532	3,727
Distributions to noncontrolling interest	—	—	—	—	—	(7,748)	(7,748)
Redemptions of noncontrolling interest	—	—	(8,005)	—	—	(563)	(8,568)
Common stock dividends ($2.20 per share)	—	—	—	(142,480)	—	—	(142,480)
Balances at September 30, 2022	64,753	$6	$6,775,872	$(1,123,215)	$50,769	$177,765	$5,881,197

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling Interest	Total
Nine Months Ended September 30, 2022	Shares	Amount
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	223,150	—	15,615	238,765
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	56,124	1,960	58,084
Change in fair value of marketable debt securities, net	—	—	—	—	197	7	204
Issuance of common stock under:
Stock option and restricted stock plans, net	88	—	17,194	—	—	—	17,194
Sale of common stock, net	—	—	(314)	—	—	—	(314)
Equity based compensation costs	—	—	6,843	—	—	239	7,082
Retirement of common stock, net	(591)	(1)	(157,950)	—	—	—	(157,951)
Changes in the redemption value of redeemable noncontrolling interest	—	—	4,246	—	—	704	4,950
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(22,989)	(22,989)
Redemptions of noncontrolling interest	8	—	(10,128)	—	—	(801)	(10,929)
Common stock dividends ($6.60 per share)	—	—	—	(429,532)	—	—	(429,532)
Balances at September 30, 2022	64,753	$6	$6,775,872	$(1,123,215)	$50,769	$177,765	$5,881,197

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$360,359	$238,765
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	1,650	5,529
Depreciation and amortization	410,422	403,561
Amortization of discount and debt financing costs, net	5,028	4,916
Realized and unrealized (gains) losses on marketable securities, net	(4,294)	51,126
Provision for credit losses	51	64
Earnings from co-investments	(33,802)	(23,756)
Operating distributions from co-investments	48,229	86,854
Accrued interest from notes and other receivables	(8,919)	(10,748)
Casualty loss	433	—
Gain on the sale of real estate and land	(59,238)	—
Equity-based compensation	5,943	6,589
Loss on early retirement of debt, net	—	2
Gain on remeasurement of co-investment	—	(17,423)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	3,024	15,406
Accounts payable, accrued liabilities, and operating lease liabilities	44,971	38,948
Other liabilities	2,533	8,902
Net cash provided by operating activities	776,390	808,735
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(23,845)	(21,759)
Redevelopment	(56,168)	(67,974)
Development acquisitions of and additions to real estate under development	(6,317)	(22,754)
Capital expenditures on rental properties	(94,304)	(107,105)
Investments in notes receivable	(52,888)	(160,013)
Collections of notes and other receivables	—	303,088
Proceeds from insurance for property losses	2,991	4,325
Proceeds from dispositions of real estate	99,388	—
Contributions to co-investments	(32,169)	(159,461)
Changes in refundable deposits	10,200	(16,318)
Purchases of marketable securities	(11,552)	(12,760)
Sales and maturities of marketable securities	46,989	30,025
Non-operating distributions from co-investments	15,251	161,324
Net cash used in investing activities	(102,424)	(69,382)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	598,000	—
Payments on unsecured debt and mortgage notes	(301,678)	(24,103)
Proceeds from lines of credit	844,021	1,053,663
Repayments of lines of credit	(896,094)	(1,175,440)

	Nine Months Ended September 30,
	2023	2022
Retirement of common stock	(95,657)	(157,951)
Additions to deferred charges	(1,681)	(140)
Net costs from issuance of common stock	(231)	(314)
Net proceeds from stock options exercised	—	19,410
Payments related to tax withholding for share-based compensation	—	(2,216)
Contributions from noncontrolling interest	—	125
Distributions to noncontrolling interest	(23,532)	(22,606)
Redemption of noncontrolling interest	(609)	(10,929)
Redemption of redeemable noncontrolling interest	—	(478)
Common stock dividends paid	(438,689)	(423,443)
Net cash used in financing activities	(316,150)	(744,422)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	357,816	(5,069)
Unrestricted and restricted cash and cash equivalents at beginning of period	42,681	58,638
Unrestricted and restricted cash and cash equivalents at end of period	$400,497	$53,569

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.7 million and $1.9 million capitalized in 2023 and 2022, respectively)	$159,758	$149,970
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,298	$5,225
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$827	$98,024
Transfers from real estate under development to co-investments	$1,322	$2,090
Reclassifications to (from) redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$2,810	$(4,950)
Debt assumed in connection with acquisition	$—	$21,303

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	September 30, 2023	December 31, 2022
Real estate:
Rental properties:
Land and land improvements	$3,036,912	$3,043,321
Buildings and improvements	13,036,033	12,922,906
	16,072,945	15,966,227
Less: accumulated depreciation	(5,527,559)	(5,152,133)
	10,545,386	10,814,094
Real estate under development	23,067	24,857
Co-investments	1,133,515	1,127,491
	11,701,968	11,966,442
Cash and cash equivalents-unrestricted	391,994	33,295
Cash and cash equivalents-restricted	8,503	9,386
Marketable securities, net of allowance for credit losses of zero as of both September 30, 2023 and December 31, 2022	90,186	112,743
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively (includes related party receivables of $7.2 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively)	164,603	103,045
Operating lease right-of-use assets	64,636	67,239
Prepaid expenses and other assets	75,757	80,755
Total assets	$12,497,647	$12,372,905
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,316,929	$5,312,168
Mortgage notes payable, net	888,010	593,943
Lines of credit	—	52,073
Accounts payable and accrued liabilities	215,201	165,461
Construction payable	22,709	23,159
Distributions payable	155,806	149,166
Distributions in excess of investments in co-investments	50,686	42,532
Operating lease liabilities	65,927	68,696
Other liabilities	45,972	43,441
Total liabilities	6,761,240	6,450,639
Commitments and contingencies
Redeemable noncontrolling interest	29,960	27,150
Capital:
General Partner:
Common equity (64,184,604 and 64,604,603 units issued and outstanding, respectively)	5,476,325	5,669,906
	5,476,325	5,669,906
Limited Partners:
Common equity (2,258,812 and 2,272,496 units issued and outstanding, respectively)	47,714	51,454
Accumulated other comprehensive income, net	61,215	52,010
Total partners' capital	5,585,254	5,773,370
Noncontrolling interest	121,193	121,746
Total capital	5,706,447	5,895,116
Total liabilities and capital	$12,497,647	$12,372,905

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental and other property	$416,398	$406,862	$1,239,319	$1,183,318
Management and other fees from affiliates	2,785	2,886	8,328	8,313
	419,183	409,748	1,247,647	1,191,631
Expenses:
Property operating, excluding real estate taxes	77,020	73,450	224,745	212,069
Real estate taxes	46,876	46,593	138,787	137,594
Corporate-level property management expenses	11,504	10,184	34,387	30,532
Depreciation and amortization	137,357	135,511	410,422	403,561
General and administrative	14,611	15,172	43,735	40,541
Expensed acquisition and investment related costs	31	230	375	248
Casualty loss	—	—	433	—
	287,399	281,140	852,884	824,545
Gain on sale of real estate and land	—	—	59,238	—
Earnings from operations	131,784	128,608	454,001	367,086
Interest expense	(54,161)	(51,645)	(157,806)	(152,499)
Total return swap income	690	1,882	2,544	6,709
Interest and other income (loss)	4,406	(6,796)	29,055	(31,571)
Equity income from co-investments	10,694	10,985	33,802	23,756
Tax (expense) benefit on unconsolidated co-investments	(404)	(1,755)	(1,237)	7,863
Loss on early retirement of debt, net	—	(2)	—	(2)
Gain on remeasurement of co-investment	—	17,423	—	17,423
Net income	93,009	98,700	360,359	238,765
Net income attributable to noncontrolling interest	(2,655)	(2,611)	(7,943)	(7,815)
Net income available to common unitholders	$90,354	$96,089	$352,416	$230,950
Comprehensive income	$97,122	$124,797	$369,564	$297,053
Comprehensive income attributable to noncontrolling interest	(2,655)	(2,611)	(7,943)	(7,815)
Comprehensive income attributable to controlling interest	$94,467	$122,186	$361,621	$289,238
Per unit data:
Basic:
Net income available to common unitholders	$1.36	$1.43	$5.30	$3.42
Weighted average number of common units outstanding during the period	66,443,416	67,333,077	66,535,917	67,476,168
Diluted:
Net income available to common unitholders	$1.36	$1.43	$5.30	$3.42
Weighted average number of common units outstanding during the period	66,445,256	67,341,189	66,537,111	67,503,403

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and nine months ended September 30, 2023 and 2022
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2023	Units	Amount	Units	Amount
Balances at June 30, 2023	64,183	$5,533,893	2,260	$49,704	$57,102	$121,306	$5,762,005
Net income	—	87,282	—	3,072	—	2,655	93,009
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,113	—	4,113
Issuance of common units under:
Sale of common stock by general partner, net	—	(106)	—	—	—	—	(106)
Equity based compensation costs	—	2,211	—	78	—	—	2,289
Changes in the redemption value of redeemable noncontrolling interest	—	1,317	—	90	—	(12)	1,395
Distributions to noncontrolling interest	—	—	—	—	—	(2,754)	(2,754)
Redemptions	2	13	(1)	(11)	—	(2)	—
Distributions declared ($2.31 per unit)	—	(148,285)	—	(5,219)	—	—	(153,504)
Balances at September 30, 2023	64,185	$5,476,325	2,259	$47,714	$61,215	$121,193	$5,706,447

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine Months Ended September 30, 2023	Units	Amount	Units	Amount
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	340,434	—	11,982	—	7,943	360,359
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,205	—	9,205
Issuance of common units under:
General partner's stock based compensation, net	3	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(231)	—	—	—	—	(231)
Equity based compensation costs	—	9,598	—	337	—	—	9,935
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	(2,770)	—	(42)	—	2	(2,810)
Distributions to noncontrolling interest	—	—	—	—	—	(8,344)	(8,344)
Redemptions	14	(100)	(13)	(355)	—	(154)	(609)
Distributions declared ($6.93 per unit)	—	(444,855)	—	(15,662)	—	—	(460,517)
Balances at September 30, 2023	64,185	$5,476,325	2,259	$47,714	$61,215	$121,193	$5,706,447

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2022	Units	Amount	Units	Amount
Balances at June 30, 2022	65,124	$5,802,293	2,273	$51,233	$30,387	$122,672	$6,006,585
Net income	—	92,842	—	3,247	—	2,611	98,700
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	26,189	—	26,189
Change in fair value of marketable debt securities, net	—	—	—	—	(92)	—	(92)
Issuance of common units under:
General partner's stock based compensation, net	1	155	—	—	—	—	155
Sale of common stock by general partner, net	—	(107)	—	—	—	—	(107)
Equity based compensation costs	—	1,891	—	66	—	—	1,957
Retirement of common units, net	(372)	(97,121)	—	—	—	—	(97,121)
Changes in the redemption value of redeemable noncontrolling interest	—	3,195	—	172	—	360	3,727
Distributions to noncontrolling interest	—	—	—	—	—	(2,747)	(2,747)
Redemptions	—	(8,005)	(1)	—	—	(563)	(8,568)
Distributions declared ($2.20 per unit)	—	(142,480)	—	(5,001)	—	—	(147,481)
Balances at September 30, 2022	64,753	$5,652,663	2,272	$49,717	$56,484	$122,333	$5,881,197

	General Partner		Limited Partners		Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine Months Ended September 30, 2022	Units	Amount	Units	Amount
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	223,150	—	7,800	—	7,815	238,765
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	58,084	—	58,084
Change in fair value of marketable debt securities, net	—	—	—	—	204	—	204
Issuance of common units under:
General partner's stock based compensation, net	88	17,194	—	—	—	—	17,194
Sale of common stock by general partner, net	—	(314)	—	—	—	—	(314)
Equity based compensation costs	—	6,843	—	239	—	—	7,082
Retirement of common units, net	(591)	(157,951)	—	—	—	—	(157,951)
Changes in the redemption value of redeemable noncontrolling interest	—	4,246	—	294	—	410	4,950
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(7,965)	(7,965)
Redemptions	8	(10,128)	(10)	(94)	—	(707)	(10,929)
Distributions declared ($6.60 per unit)	—	(429,532)	—	(15,024)	—	—	(444,556)
Balances at September 30, 2022	64,753	$5,652,663	2,272	$49,717	$56,484	$122,333	$5,881,197

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$360,359	$238,765
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	1,650	5,529
Depreciation and amortization	410,422	403,561
Amortization of discount and debt financing costs, net	5,028	4,916
Realized and unrealized (gains) losses on marketable securities, net	(4,294)	51,126
Provision for credit losses	51	64
Earnings from co-investments	(33,802)	(23,756)
Operating distributions from co-investments	48,229	86,854
Accrued interest from notes and other receivables	(8,919)	(10,748)
Casualty loss	433	—
Gain on the sale of real estate and land	(59,238)	—
Equity-based compensation	5,943	6,589
Loss on early retirement of debt, net	—	2
Gain on remeasurement of co-investment	—	(17,423)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	3,024	15,406
Accounts payable, accrued liabilities, and operating lease liabilities	44,971	38,948
Other liabilities	2,533	8,902
Net cash provided by operating activities	776,390	808,735
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(23,845)	(21,759)
Redevelopment	(56,168)	(67,974)
Development acquisitions of and additions to real estate under development	(6,317)	(22,754)
Capital expenditures on rental properties	(94,304)	(107,105)
Investments in notes receivable	(52,888)	(160,013)
Collections of notes and other receivables	—	303,088
Proceeds from insurance for property losses	2,991	4,325
Proceeds from dispositions of real estate	99,388	—
Contributions to co-investments	(32,169)	(159,461)
Changes in refundable deposits	10,200	(16,318)
Purchases of marketable securities	(11,552)	(12,760)
Sales and maturities of marketable securities	46,989	30,025
Non-operating distributions from co-investments	15,251	161,324
Net cash used in investing activities	(102,424)	(69,382)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	598,000	—
Payments on unsecured debt and mortgage notes	(301,678)	(24,103)
Proceeds from lines of credit	844,021	1,053,663
Repayments of lines of credit	(896,094)	(1,175,440)

	Nine Months Ended September 30,
	2023	2022
Retirement of common units	(95,657)	(157,951)
Additions to deferred charges	(1,681)	(140)
Net costs from issuance of common units	(231)	(314)
Net proceeds from stock options exercised	—	19,410
Payments related to tax withholding for share-based compensation	—	(2,216)
Contributions from noncontrolling interest	—	125
Distributions to noncontrolling interest	(6,395)	(6,380)
Redemption of noncontrolling interests	(609)	(10,929)
Redemption of redeemable noncontrolling interests	—	(478)
Common units distributions paid	(455,826)	(439,669)
Net cash used in financing activities	(316,150)	(744,422)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	357,816	(5,069)
Unrestricted and restricted cash and cash equivalents at beginning of period	42,681	58,638
Unrestricted and restricted cash and cash equivalents at end of period	$400,497	$53,569

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.7 million and $1.9 million capitalized in 2023 and 2022, respectively)	$159,758	$149,970
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,298	$5,225
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$827	$98,024
Transfers from real estate under development to co-investments	$1,322	$2,090
Reclassifications to (from) redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$2,810	$(4,950)
Debt assumed in connection with acquisition	$—	$21,303

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both September 30, 2023 and December 31, 2022. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,258,812 and 2,272,496 as of September 30, 2023 and December 31, 2022, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $479.1 million and $481.6 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the Company owned or had ownership interests in 252 operating apartment communities, comprising 61,997 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-05 "Business Combinations—Joint Venture Formations (Subtopic 805-60)" under which an entity that qualifies as a joint venture is required to apply a new basis of accounting upon the formation of the joint venture. The amendments in ASU 2023-05 require that a joint venture must initially measure its assets and liabilities at fair value on the formation date. ASU 2023-05 is effective for all joint ventures that are formed on or after January 1, 2025 and early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

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
September 30, 2023 and 2022
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

Marketable Securities

The Company reports its equity securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, and as defined by the FASB standard for fair value measurements). As of September 30, 2023 and December 31, 2022, $0.1 million and $0.2 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Realized and unrealized gains and losses in equity securities and interest income are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of September 30, 2023 and December 31, 2022, equity securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds.

As of September 30, 2023 and December 31, 2022, marketable securities consisted of the following ($ in thousands):

	September 30, 2023
	Cost	Gross Unrealized (Loss) Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$38,886	$(6,814)	$32,072
Common stock, preferred stock, and stock funds	51,026	7,088	58,114

Total - Marketable securities	$89,912	$274	$90,186

	December 31, 2022
	Cost	Gross Unrealized Loss	Carrying Value
Equity securities:
Investment funds - debt securities	$43,155	$(6,771)	$36,384
Common stock, preferred stock, and stock funds	78,481	(2,122)	76,359

Total - Marketable securities	$121,636	$(8,893)	$112,743

The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from accumulated other comprehensive income for such securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

For the three and nine months ended September 30, 2023, the portion of unrealized losses recognized on equity securities still held as of September 30, 2023 totaled $4.6 million and $0.7 million, respectively, and were included in interest and other income (loss) on the Company's condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2022, the portion of unrealized losses recognized on equity securities still held as of September 30, 2022 totaled $7.8 million and $30.6 million respectively, and were included in interest and other (loss) income on the Company's condensed consolidated statements of income and comprehensive income.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of September 30, 2023 and December 31, 2022. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $954.4 million and $327.6 million, respectively, as of September 30, 2023 and $939.4 million and $324.3 million, respectively, as of December 31, 2022. Noncontrolling interests in these entities was $121.1 million and $121.5 million as of September 30, 2023 and December 31, 2022, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2023 and December 31, 2022, the Company did not have any VIEs of which it was not the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2023 and December 31, 2022, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.7 billion as of both September 30, 2023 and December 31, 2022, was approximately $5.1 billion and $5.2 billion, respectively. Management has estimated that the fair value of the Company’s $520.1 million and $274.2 million of variable rate debt at September 30, 2023 and December 31, 2022, respectively, was approximately $519.2 million and $273.2 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2023 and December 31, 2022 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of September 30, 2023 and December 31, 2022.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $5.0 million and $4.5 million during the three months ended September 30, 2023 and 2022, respectively, and $14.4 million and $15.7 million, for the nine months ended September 30, 2023 and 2022, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
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

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2022	$46,466
Other comprehensive income before reclassification	8,877
Amounts reclassified from accumulated other comprehensive income	15
Other comprehensive income	8,892
Balance at September 30, 2023	$55,358

Essex Portfolio, L.P.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2022	$52,010
Other comprehensive income before reclassification	9,190
Amounts reclassified from accumulated other comprehensive income	15
Other comprehensive income	9,205
Balance at September 30, 2023	$61,215

Amounts reclassified from accumulated other comprehensive income in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $30.0 million and $27.2 million as of September 30, 2023 and December 31, 2022, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2023 is as follows ($ in thousands):

Balance at December 31, 2022	$27,150
Reclassification due to change in redemption value and other	2,810
Balance at September 30, 2023	$29,960

Cash, Cash Equivalents and Restricted Cash

Highly liquid investments generally with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash balances relate primarily to reserve requirements for capital replacement at certain communities in connection with the Company’s mortgage debt.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents - unrestricted	$391,994	$33,295	$42,711	$48,420
Cash and cash equivalents - restricted	8,503	9,386	10,858	10,218
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$400,497	$42,681	$53,569	$58,638

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

(2) Significant Transactions During the Nine Months Ended September 30, 2023 and Subsequent Events

Significant Transactions

Acquisitions

In April 2023, the Company acquired Hacienda at Camarillo Oaks, a 73-unit apartment home community located in Camarillo, CA, for a total contract price of $23.1 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

Dispositions

In March 2023, the Company sold CBC and The Sweeps, a non-core apartment home community with 239 apartment homes, located in Goleta, CA, for a total contract price of $91.7 million. The Company recognized a $54.5 million gain on sale.

Preferred Equity Investments

In September 2023, the Company originated a preferred equity investment totaling $12.3 million in a joint venture that owns one multifamily community located in Southern California. The investment has an initial preferred return of 13.5% and is scheduled to mature in September 2028.

In June 2023, the Company received cash of $14.7 million, including an early redemption fee of $0.3 million, for the full redemption of a preferred equity investment in a joint venture that holds property located in Southern California.

In April 2023, the Company received cash of $11.2 million for the partial redemption of a preferred equity investment, whose sponsors include a related party, in a joint venture that holds property located in Northern California. See Note 6, Related Party Transactions, for additional details.

Common Stock

During the nine months ended September 30, 2023, the Company repurchased and retired 437,026 shares of the Company's common stock through the Company's stock repurchase plan, totaling $95.7 million, including commissions, at an average price per share of $218.88. As a result, as of September 30, 2023, the Company had $302.7 million of purchase authority remaining under the Company's $500.0 million stock repurchase plan.

Secured Debt

In July 2023, the Company closed $298.0 million in 10-year secured loans priced at 5.08% fixed interest rates encumbering four properties located in Northern California.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income	$410,438	$401,467	$1,222,859	$1,166,670
Other property	5,960	5,395	16,460	16,648
Management and other fees from affiliates	2,785	2,886	8,328	8,313
Total revenues	$419,183	$409,748	$1,247,647	$1,191,631

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Southern California	$172,139	$164,954	$508,873	$479,102
Northern California	168,224	163,157	498,263	476,415
Seattle Metro	70,631	69,054	210,885	200,964
Other real estate assets (1)	5,404	9,697	21,298	26,837
Total rental and other property revenues	$416,398	$406,862	$1,239,319	$1,183,318

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Same-property (1)	$398,460	$386,200	$1,181,559	$1,126,489
Acquisitions (2)	1,528	675	3,881	675
Development (3)	5,808	5,410	17,018	15,008
Redevelopment	1,564	1,422	4,696	4,348
Non-residential/other, net (4)	10,432	14,783	33,658	44,403
Straight line rent concession (5)	(1,394)	(1,628)	(1,493)	(7,605)
Total rental and other property revenues	$416,398	$406,862	$1,239,319	$1,183,318

(1) Same-property includes properties that have comparable stabilized results as of January 1, 2022 and are consolidated by the Company for the three and nine months ended September 30, 2023 and 2022. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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
September 30, 2023 and 2022
(Unaudited)

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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $1.2 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2023 that was included in the December 31, 2022 deferred revenue balance was $0.5 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of September 30, 2023, the Company had $1.2 million of remaining performance obligations. The Company expects to recognize approximately 15% of these remaining performance obligations in 2023, an additional 68% through 2025, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which own, operate, and develop apartment communities and are accounted for under the equity method. As of September 30, 2023, the Company had invested in six technology co-investments and the co-investment balance of these investments was $39.8 million, and the aggregate commitment was $86.0 million. As of December 31, 2022, the Company had six technology co-investments and the co-investment balance of these investments was $39.4 million and the aggregate commitment was $87.0 million.

The carrying values of the Company's co-investments as of September 30, 2023 and December 31, 2022 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	September 30, 2023	December 31, 2022
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V, and Wesco VI (2)	54%	$164,756	$178,552
BEXAEW, BEX II, BEX IV, and 500 Folsom	50%	228,926	238,537
Other (3)	52%	67,653	74,742
Total operating and other co-investments, net		461,335	491,831
Total development co-investments	51%	14,612	12,994
Total preferred interest co-investments (includes related party investments of $81.5 million and $87.1 million as of September 30, 2023 and December 31, 2022, respectively. See Note 6 - Related Party Transactions for further discussion)		606,882	580,134
Total co-investments, net		$1,082,829	$1,084,959

(1) Weighted average Company ownership percentages are as of September 30, 2023.
(2) As of September 30, 2023 and December 31, 2022, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $47.9 million and $41.7 million, respectively, due to distributions in excess of the Company's investment.
(3) As of September 30, 2023 and December 31, 2022, the Company's investments in Expo and Century Towers were classified as a liability of $2.8 million and $0.8 million, respectively, due to distributions received in excess of the Company's investment.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

The weighted average Company ownership percentage excludes the Company's investments in non-core technology co-investments which are carried at fair value.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	September 30, 2023	December 31, 2022
Combined balance sheets: (1)
Rental properties and real estate under development	$5,099,914	$4,955,051
Other assets	286,663	294,663
Total assets	$5,386,577	$5,249,714
Debt	$3,561,368	$3,397,113
Other liabilities	330,099	264,872
Equity	1,495,110	1,587,729
Total liabilities and equity	$5,386,577	$5,249,714
Company's share of equity	$1,082,829	$1,084,959

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Combined statements of income: (1)
Property revenues	$103,379	$94,791	$303,926	$272,967
Property operating expenses	(37,603)	(36,950)	(116,549)	(102,252)
Net operating income	65,776	57,841	187,377	170,715
Interest expense	(41,802)	(27,507)	(111,800)	(67,588)
General and administrative	(1,635)	(5,028)	(13,171)	(15,387)
Depreciation and amortization	(44,704)	(42,200)	(129,009)	(120,388)
Net loss	$(22,365)	$(16,894)	$(66,603)	$(32,648)
Company's share of net income (2)	$10,694	$10,985	$33,802	$23,756

(1) Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $2.0 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	$36,573	$33,477
Note receivable, secured, bearing interest at 11.00%, due October 2025 (Originated October 2021)	43,569	21,452
Note receivable, secured, bearing interest at 12.00%, due August 2024 (Originated August 2022)	11,377	10,350
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	33,933	—
Notes and other receivables from affiliates (1)	7,218	6,975
Straight line rent receivables (2)	10,486	12,164
Other receivables	22,089	18,961
Allowance for credit losses	(642)	(334)
Total notes and other receivables	$164,603	$103,045

(1) These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2023 and December 31, 2022, respectively. See Note 6, Related Party Transactions, for additional details.
(2) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured ($ in thousands):

Notes Receivable, Secured
Balance at December 31, 2022	$334
Provision for credit losses	308
Balance at September 30, 2023	$642

No loans were placed on nonaccrual status or charged off during the nine months ended September 30, 2023 or 2022.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.2 million and $3.7 million during the three months ended September 30, 2023 and 2022, respectively, and $9.6 million and $10.3 million during the nine months ended September 30, 2023 and 2022, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.5 million and $0.9 million against general and administrative expenses for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of Marcus & Millichap, Inc. ("MMI"), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the New York Stock Exchange. For the three and nine months ended September 30, 2023 and 2022, the Company did not pay brokerage commissions related to real estate transactions to MMC and its affiliates.

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
September 30, 2023 and 2022
(Unaudited)

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment, and the maturity of the remaining commitment was extended to December 2028. As of September 30, 2023, the Company had a remaining commitment of $13.0 million and continues to accrue interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
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

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of September 30, 2023 and December 31, 2022, $7.2 million and $7.0 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	September 30, 2023	December 31, 2022	Weighted Average Maturity In Years as of September 30, 2023
Term loan - variable rate, net (1)	$298,456	$(1,611)	4.1
Bonds public offering - fixed rate, net	5,018,473	5,313,779	7.4
Unsecured debt, net (2)	5,316,929	5,312,168
Lines of credit (3)	—	52,073
Mortgage notes payable, net (4)	888,010	593,943	8.1
Total debt, net	$6,204,939	$5,958,184
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.3%
Weighted average interest rate on variable rate term loan (1)	4.2%	—%
Weighted average interest rate on lines of credit	6.2%	4.4%
Weighted average interest rate on mortgage notes payable	4.3%	3.5%

(1) In October 2022, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85% and matures in October 2024 with three 12-month extension options, exercisable at the Company's option. This loan has been swapped to an all-in fixed rate of 4.2% and the swap has a termination date of October 2026. In April 2023, the Company drew down the $300.0 million unsecured term loan and in May 2023 used the proceeds to repay the Company's $300.0 million unsecured notes due in May 2023. The unsecured term loan includes unamortized debt issuance costs of $1.5 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively.
(2) Unsecured debt, net, consists of fixed rate public bond offerings and variable rate term loan which includes unamortized discount, net of premiums, of $6.6 million and $7.9 million and unamortized debt issuance costs of $26.5 million and $29.9 million, as of September 30, 2023 and December 31, 2022, respectively.
(3) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of September 30, 2023, excludes unamortized debt issuance costs of $4.1 million and $5.1 million as of September 30, 2023 and December 31, 2022, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2023, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate ("Adjusted SOFR") plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of January 2027 with two six-month extensions, exercisable at the Company’s option. As of September 30, 2023, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of July 2024.
(4) In July 2023, the Company closed $298.0 million in 10-year secured loans priced at a 5.08% fixed interest rate. Includes total unamortized premium, net of discounts of $0.7 million and $1.2 million, reduced by unamortized debt issuance costs of $3.2 million and $2.0 million, as of September 30, 2023 and December 31, 2022, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of September 30, 2023 are as follows ($ in thousands):

2023	$751
2024 (1)	403,109
2025	633,054
2026	549,405
2027	803,955
Thereafter	3,850,269
Total	$6,240,543
(1) In July 2023, the Company closed $298.0 million in 10-year secured loans priced at a 5.08% fixed interest rate.

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

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Southern California	$172,139	$164,954	$508,873	$479,102
Northern California	168,224	163,157	498,263	476,415
Seattle Metro	70,631	69,054	210,885	200,964
Other real estate assets	5,404	9,697	21,298	26,837
Total property revenues	$416,398	$406,862	$1,239,319	$1,183,318
Net operating income:
Southern California	$121,110	$117,014	$359,975	$339,992
Northern California	116,958	113,401	347,594	331,636
Seattle Metro	49,611	48,816	149,894	141,380
Other real estate assets	4,823	7,588	18,324	20,647
Total net operating income	292,502	286,819	875,787	833,655
Management and other fees from affiliates	2,785	2,886	8,328	8,313
Corporate-level property management expenses	(11,504)	(10,184)	(34,387)	(30,532)
Depreciation and amortization	(137,357)	(135,511)	(410,422)	(403,561)
General and administrative	(14,611)	(15,172)	(43,735)	(40,541)
Expensed acquisition and investment related costs	(31)	(230)	(375)	(248)
Casualty loss	—	—	(433)	—
Gain on sale of real estate and land	—	—	59,238	—
Interest expense	(54,161)	(51,645)	(157,806)	(152,499)
Total return swap income	690	1,882	2,544	6,709
Interest and other income (loss)	4,406	(6,796)	29,055	(31,571)
Equity income from co-investments	10,694	10,985	33,802	23,756
Tax (expense) benefit on unconsolidated co-investments	(404)	(1,755)	(1,237)	7,863
Loss on early retirement of debt, net	—	(2)	—	(2)
Gain on remeasurement of co-investment	—	17,423	—	17,423
Net income	$93,009	$98,700	$360,359	$238,765

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Assets:
Southern California	$3,824,670	$3,892,003
Northern California	5,282,972	5,414,467
Seattle Metro	1,345,028	1,374,379
Other real estate assets	92,716	133,245
Net reportable operating segment - real estate assets	10,545,386	10,814,094
Real estate under development	23,067	24,857
Co-investments	1,133,515	1,127,491
Cash and cash equivalents, including restricted cash	400,497	42,681
Marketable securities	90,186	112,743
Notes and other receivables	164,603	103,045
Operating lease right-of-use assets	64,636	67,239
Prepaid expenses and other assets	75,757	80,755
Total assets	$12,497,647	$12,372,905

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$87,282	64,184,180	$1.36	$92,842	65,059,678	$1.43
Effect of Dilutive Securities:
Stock options	—	1,840		—	8,112
Diluted:
Net income available to common stockholders	$87,282	64,186,020	$1.36	$92,842	65,067,790	$1.43

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$340,434	64,274,085	$5.30	$223,150	65,198,532	$3.42
Effect of Dilutive Securities:
Stock options	—	1,194		—	27,235
Diluted:
Net income available to common unitholders	$340,434	64,275,279	$5.30	$223,150	65,225,767	$3.42
The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,259,236 and 2,273,399, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended September 30, 2023 and 2022, respectively, and 2,261,832 and 2,277,636 for the nine months ended September 30, 2023 and 2022, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.1 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and $12.0 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Stock options of 461,873 and 271,018 for the three months ended September 30, 2023 and 2022, respectively, and 501,187 and 230,326 for the nine months ended September 30, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$90,354	66,443,416	$1.36	$96,089	67,333,077	$1.43
Effect of Dilutive Securities:
Stock options	—	1,840		—	8,112
Diluted:
Net income available to common unitholders	$90,354	66,445,256	$1.36	$96,089	67,341,189	$1.43

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$352,416	66,535,917	$5.30	$230,950	67,476,168	$3.42
Effect of Dilutive Securities:
Stock options	—	1,115		—	27,235
Diluted:
Net income available to common unitholders	$352,416	66,537,111	$5.30	$230,950	67,503,403	$3.42

Stock options of 461,873 and 271,018 for the three months ended September 30, 2023 and 2022, respectively, and 501,187 and 230,326 for the nine months ended September 30, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2023, the Company had an interest rate swap contract with an aggregate notional amount of $300.0 million that effectively fixed the interest rate on the $300.0 million unsecured term loan at 4.2%. This derivative qualifies for hedge accounting.

As of September 30, 2023 and December 31, 2022, the swap contracts were presented in the consolidated balance sheets as an asset of $11.2 million and $5.6 million, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, the Company had no interest rate caps.

The Company has four total return swap contracts, with an aggregate notional amount of $223.0 million, that effectively convert $223.0 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to the counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of its total return swaps, with $223.0 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both September 30, 2023 and December 31, 2022. These total return swaps are scheduled to mature between December 2024 and November 2033. The realized gains of $0.7 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively, were reported in the condensed consolidated statements of income and comprehensive income as total return swap income.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

In late 2022 and early 2023, a number of purported class actions were filed against RealPage, Inc., a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. The Company intends to vigorously defend against these lawsuits. Given their early stage, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from such matters. The Company is also subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. To the extent that such a matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2023, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of September 30, 2023, the Company owned or had ownership interests in 252 operating apartment communities, comprising 61,997 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

As of September 30, 2023, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $112.0 million, and estimated remaining project costs of approximately $13.0 million, $6.7 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $125.0 million.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2023		As of September 30, 2022
	Apartment Homes	%	Apartment Homes	%
Southern California	21,986	43%	22,401	43%
Northern California	19,245	37%	19,230	37%
Seattle Metro	10,341	20%	10,341	20%
Total	51,572	100%	51,972	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEXAEW, BEX II, BEX IV and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Market Considerations

While COVID-19’s impact begins to dissipate, the Company continues to comply with the stated intent of local, county, state and federal laws, some of which limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes and at various regions in which our communities are located, impacting the Company and its properties. Concurrently, geopolitical tensions and regional conflicts have increased uncertainty during 2022 and 2023. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

The long-term impact of these developments will largely depend on future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended September 30, 2023 and 2022) have generally remained higher than the pre-pandemic historical average of 0.35% since the second quarter of 2020. Cash delinquencies were elevated at 1.4% for the three months ended September 30, 2022 and further increased to 2.0% for the three months ended September 30, 2023. The lower cash delinquencies for the three months ended September 30, 2022 was due to $7.4 million of Emergency Rental Assistance payments as compared to the $0.4 million received for three months ended September 30, 2023; however, current tenant delinquencies remained well above pre-pandemic levels. The Company continues to work with residents to collect such cash delinquencies. As of September 30, 2023, the delinquencies have not had a material adverse impact on the Company's liquidity position.

The foregoing macroeconomic conditions have not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.4% and 96.0% for the three months ended September 30, 2023 and 2022, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,
	2023	2022
Southern California	96.3%	96.2%
Northern California	96.5%	96.0%
Seattle Metro	96.3%	95.3%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2023	2022	Change	Change
Same-Property Revenues:
Southern California	21,352	$167,926	$161,793	$6,133	3.8%
Northern California	18,371	159,903	155,353	4,550	2.9%
Seattle Metro	10,341	70,631	69,054	1,577	2.3%
Total Same-Property Revenues	50,064	398,460	386,200	12,260	3.2%
Non-Same Property Revenues		17,938	20,662	(2,724)	(13.2)%
Total Property Revenues		$416,398	$406,862	$9,536	2.3%

Same-Property Revenues increased by $12.3 million or 3.2% to $398.5 million in the third quarter of 2023 from $386.2 million in the third quarter of 2022. The increase was primarily attributable to an increase of 3.3% in average rental rates from $2,539 in the third quarter of 2022 to $2,623 in the third quarter of 2023.

Non-Same Property Revenues decreased by $2.7 million or 13.2% to $17.9 million in the third quarter of 2023 from $20.7 million in the third quarter of 2022. The decrease was primarily due to the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Property operating expenses, excluding real estate taxes increased by $3.5 million or 4.8% to $77.0 million for the third quarter of 2023 compared to $73.5 million for the third quarter of 2022, primarily due to increases of $1.5 million in utilities expenses, $1.2 million in administrative expenses, and $0.8 million in personnel costs. Same-Property operating expenses, excluding real estate taxes, increased by $4.4 million or 6.2% to $75.2 million in the third quarter of 2023 compared to $70.8 million in the third quarter of 2022, primarily due to increases of $1.6 million in utilities expenses, $1.4 million in insurance and other expenses, $1.1 million in personnel costs, and $0.3 million in maintenance and repairs expenses.

Real estate taxes increased by $0.3 million or 0.6% to $46.9 million for the third quarter of 2023 compared to $46.6 million for the third quarter of 2022, primarily due to increases in special assessments in 2023, combined with refunds received in 2022. Same-Property real estate taxes increased by $0.5 million or 1.2% to $43.2 million for the third quarter of 2023 compared to $42.7 million for the third quarter of 2022 primarily due to increases in special assessments in 2023, combined with refunds received in 2022.

Corporate-level property management expenses increased by $1.3 million or 12.7% to $11.5 million for the third quarter of 2023 compared to $10.2 million for the third quarter of 2022 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $1.9 million or 1.4% to $137.4 million for the third quarter of 2023 compared to $135.5 million for the third quarter of 2022, primarily due to an increase in depreciation expense from the acquisition of Hacienda at Camarillo Oaks in 2023. The increase was partially offset by the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Interest expense increased by $2.6 million or 5.0% to $54.2 million for the third quarter of 2023 compared to $51.6 million for the third quarter of 2022, primarily due to borrowing on the $300.0 million unsecured term loan in April 2023 and the $298.0 million of 10-year secured loans closed in July 2023 which resulted in an increase in interest expense of $5.3 million for the third quarter of 2023. Additionally, there was a $0.3 million decrease in capitalized interest in the third quarter of 2023, due to a decrease in development activity as compared to the same period in 2022. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the third quarter of 2022, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023, which resulted in a decrease in interest expense of $3.0 million for the third quarter of 2023.

Total return swap income of $0.7 million in the third quarter of 2023 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $223.0 million.

Interest and other income (loss) increased by $11.2 million or 164.7% to an income of $4.4 million for the third quarter of 2023 compared to a loss of $6.8 million for the third quarter of 2022, primarily due to realized and unrealized gains on marketable securities.

Equity income from co-investments decreased by $0.3 million or 2.7% to $10.7 million for the third quarter of 2023 compared to $11.0 million for the third quarter of 2022, primarily due to a decrease of $1.9 million in equity loss from co-investments, offset by a $2.1 million increase in equity income (loss) from non-core co-investments.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

The Company's average financial occupancy for its Same-Property portfolio (stabilized properties consolidated by the Company for the nine months ended September 30, 2023 and 2022) was 96.6% and 96.1% for the nine months ended September 30, 2023 and 2022, respectively.

The regional breakdown of the Company's Same-Property portfolio for financial occupancy for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022
Southern California	96.5%	96.1%
Northern California	96.6%	96.2%
Seattle Metro	96.6%	95.8%

	Number of Apartment	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2023	2022	Change	Change
Same-Property Revenues:
Southern California	21,352	$497,071	$471,267	$25,804	5.5%
Northern California	18,371	473,602	454,258	19,344	4.3%
Seattle Metro	10,341	210,886	200,964	9,922	4.9%
Total Same-Property Revenues	50,064	1,181,559	1,126,489	55,070	4.9%
Non-Same Property Revenues		57,760	56,829	931	1.6%
Total Property Revenues		$1,239,319	$1,183,318	$56,001	4.7%

Same-Property Revenues increased by $55.1 million or 4.9% to $1.2 billion for the nine months ended September 30, 2023 from $1.1 billion for the nine months ended September 30, 2022. The increase was primarily attributable to an increase of 5.1% in average rental rates from $2,470 per apartment home for the nine months ended September 30, 2022 to $2,597 per apartment home for the nine months ended September 30, 2023.

Non-Same Property Revenues increased by $0.9 million or 1.6% to $57.8 million for the nine months ended September 30, 2023 from $56.8 million for the nine months ended September 30, 2022. The increase was primarily due to the acquisitions of Regency Palm Court and Windsor Court in 2022, Hacienda at Camarillo Oaks in 2023, and an increase in average rental rates, offset by the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Management and other fees from affiliates stayed consistent at $8.3 million for the nine months ended September 30, 2023 and 2022.

Property operating expenses, excluding real estate taxes increased by $12.6 million or 5.9% to $224.7 million for the nine months ended September 30, 2023 compared to $212.1 million for the nine months ended September 30, 2022, primarily due to increases of $4.6 million in maintenance and repairs expenses, $3.6 million in administrative expenses, $3.2 million in utilities expenses, and $1.2 million in personnel costs. Same-Property operating expenses, excluding real estate taxes, increased by $13.7 million or 6.7% to $218.9 million for the nine months ended September 30, 2023 compared to $205.2 million for the nine months ended September 30, 2022, primarily due to increases of $4.8 million in maintenance and repairs expenses, $3.7 million in utilities expenses, $2.8 million in insurance and other expenses, $1.4 million in personnel costs, and $0.9 million in administrative expenses.

Real estate taxes increased by $1.2 million or 0.9% to $138.8 million for the nine months ended September 30, 2023 compared to $137.6 million for the nine months ended September 30, 2022, primarily due to an increase of approximately 2% in California real estate taxes, partially offset by a slight decrease from 2022 in real estate taxes in the Seattle metro region. Same-Property real estate taxes increased by $1.4 million or 1.1% to $127.8 million for the nine months ended September 30, 2023 compared to $126.4 million for the nine months ended September 30, 2022, primarily due to an increase of approximately 2% in California real estate taxes, partially offset by a slight decrease from 2022 in real estate taxes in the Seattle metro region.

Corporate-level property management expenses increased by $3.9 million or 12.8% to $34.4 million for the nine months ended September 30, 2023 compared to $30.5 million for the nine months ended September 30, 2022 due to costs pertaining to the centralization of certain property level functions.

Depreciation and amortization expense increased by $6.8 million or 1.7% to $410.4 million for the nine months ended September 30, 2023 compared to $403.6 million for the nine months ended September 30, 2022, primarily due to an increase in depreciation expense from the completion of Station Park Green (Phase IV) development property in 2022, the purchase of the Company's joint venture partner's 49.8% interest in Essex JV LLC co-investment that owned Regency Palm Court and Windsor Court, in 2022, and the acquisition of Hacienda at Camarillo Oaks in 2023. The increase was partially offset by the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Gain on sale of real estate and land of $59.2 million for the nine months ended September 30, 2023 was primarily attributable to the sale of CBC and The Sweeps apartment home community.

Interest expense increased by $5.3 million or 3.5% to $157.8 million for the nine months ended September 30, 2023 compared to $152.5 million for the nine months ended September 30, 2022, primarily due to higher interest rates on the Company's unsecured lines of credit borrowing on the $300.0 million unsecured term loan in April 2023 and the $298.0 million of 10-year secured loans closed in July 2023 which resulted in an increase in interest expense of $9.5 million for the nine months ended September 30, 2023. Additionally, there was a $1.3 million decrease in capitalized interest in the nine months ended September 30, 2023, due to a decrease in development activity as compared to the same period in 2022. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the nine months ended September 30, 2022, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023, which resulted in a decrease in interest expense of $5.5 million for the nine months ended September 30, 2023.

Total return swap income of $2.5 million for the nine months ended September 30, 2023 consists of monthly settlements related to the Company's total return swap contracts with an aggregate notional amount of $223.0 million.

Interest and other income (loss) increased by $60.7 million or 192.1% to $29.1 million in income for the nine months ended September 30, 2023 compared to $31.6 million in loss for the nine months ended September 30, 2022, primarily due to increases of $55.4 million in realized and unrealized gains on marketable securities and $3.4 million in insurance reimbursements, legal settlements, and other, driven by a one-time legal settlement claim.

Equity income from co-investments increased by $10.0 million or 42.0% to $33.8 million for the nine months ended September 30, 2023 compared to $23.8 million for the nine months ended September 30, 2022, primarily due to increases of $32.5 million in equity income from non-core co-investments, $1.0 million in loss on early retirement of debt from unconsolidated co-investments in 2022 with no activity in the current year, offset by decreases of $17.1 million in co-investment promote income, $6.1 million in equity loss from co-investments, and $0.9 million in income from preferred equity investments including income from early redemption of preferred equity investments.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $392.0 million of unrestricted cash and cash equivalents and $90.2 million in marketable securities, all of which were equity securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2023, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of September 30, 2023, the Company had two unsecured lines of credit aggregating $1.24 billion. As of September 30, 2023, there was no outstanding balance on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of September 30, 2023. This facility is scheduled to mature in January 2027, with two six-month extensions, exercisable at the Company's option. As of September 30, 2023, there was no outstanding balance on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of September 30, 2023. This facility is scheduled to mature in July 2024.

In July 2023, the Company closed $298.0 million in 10-year secured loans priced at 5.08% fixed interest rates encumbering four properties located in Northern California. The proceeds are intended to repay a majority of the Company’s $400.0 million unsecured notes due in May 2024 upon maturity.

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

The 2021 ATM Program replaced the prior equity distribution agreement entered into in September 2018 (the "2018 ATM Program"), which was terminated upon the establishment of the 2021 ATM Program. During the three months ended September 30, 2023, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of September 30, 2023, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the nine months ended September 30, 2023, the Company repurchased and retired 437,026 shares of its common stock totaling $95.7 million, including commissions, at an average price of $218.88 per share. As of September 30, 2023, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2023, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes, and various consolidated predevelopment projects, with total incurred costs of $112.0 million, and estimated remaining project costs of approximately $13.0 million, $6.7 million of which represents the Company's share of estimated remaining costs, for total estimated project costs of $125.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of September 30, 2023, the Company had an interest in 264 apartment homes in a community actively under development with a joint venture for total estimated costs of $102.0 million. Total estimated remaining costs are approximately $13.0 million, of which the Company estimates its remaining investment in these development joint ventures will be approximately $6.7 million. In addition, the Company had an interest in 10,425 apartment homes of operating communities with joint ventures for a total book value of $461.3 million as of September 30, 2023.

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

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements which are not historical facts, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company’s expectations related to the continued evolution of the work-from-home trend, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, 2023 same-property revenue and operating expenses generally and in specific regions, the real estate markets in the geographies in which the Company’s properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, inflation, the labor market, supply chain impacts, geopolitical tensions and regional conflicts, trends affecting the Company’s financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: potential future outbreaks of infectious diseases or other health concerns, which could adversely affect the Company’s business and its tenants, and cause a significant downturn in general economic conditions, the real estate industry, and the markets in which the Company's communities are located; the Company may fail to achieve its business objectives; the actual completion of development and redevelopment projects may be subject to delays; the stabilization dates of such projects may be delayed; the Company may abandon or defer development or redevelopment projects for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses; the total projected costs of current development and redevelopment projects may exceed expectations; such development and redevelopment projects may not be completed; development and redevelopment projects and acquisitions may fail to meet expectations; estimates of future income from an acquired property may prove to be inaccurate; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts; geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the Company may be unsuccessful in the management of its relationships with its co-investment partners; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; unexpected difficulties in leasing of development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; the Company’s inability to maintain our investment grade credit rating with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2022, and those risk factors and special considerations set forth in the Company's other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income available to common stockholders	$87,282	$92,842	$340,434	$223,150
Adjustments:
Depreciation and amortization	137,357	135,511	410,422	403,561
Gains not included in FFO	—	(17,423)	(59,238)	(17,423)
Casualty loss	—	—	433	—
Depreciation and amortization from unconsolidated co-investments	18,029	18,288	53,486	54,532
Noncontrolling interest related to Operating Partnership units	3,072	3,247	11,982	7,800
Depreciation attributable to third party ownership and other (1)	(371)	(357)	(1,095)	(1,064)
Funds from Operations attributable to common stockholders and unitholders	$245,369	$232,108	$756,424	$670,556
FFO per share-diluted	$3.69	$3.45	$11.37	$9.93
Non-core items:
Expensed acquisition and investment related costs	$31	$230	$375	$248
Tax expense (benefit) on unconsolidated co-investments (2)	404	1,755	1,237	(7,863)
Realized and unrealized losses (gains) on marketable securities, net	4,577	17,115	(4,294)	51,126
Provision for credit losses	17	(1)	51	(64)
Equity (income) loss from non-core co-investments (3)	(538)	1,563	(1,422)	31,117
Loss on early retirement of debt, net	—	2	—	2
Loss on early retirement of debt from unconsolidated co-investments	—	1	—	988
Co-investment promote income	—	—	—	(17,076)
Income from early redemption of preferred equity investments and notes receivable	—	—	(285)	(858)
General and administrative and other, net	1,743	882	2,570	2,327
Insurance reimbursements, legal settlements, and other, net	(283)	(5,069)	(9,082)	(5,077)
Core Funds from Operations attributable to common stockholders and unitholders	$251,320	$248,586	$745,574	$725,426
Core FFO per share-diluted	$3.78	$3.69	$11.21	$10.75
Weighted average number of shares outstanding, diluted (4)	66,445,256	67,341,189	66,537,111	67,503,403

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three and nine months ended September 30, 2023 was $0.9 million and $2.5 million, respectively.
(2) Represents tax related to net unrealized gains or losses on technology co-investments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings from operations	$131,784	$128,608	$454,001	$367,086
Adjustments:
Corporate-level property management expenses	11,504	10,184	34,387	30,532
Depreciation and amortization	137,357	135,511	410,422	403,561
Management and other fees from affiliates	(2,785)	(2,886)	(8,328)	(8,313)
General and administrative	14,611	15,172	43,735	40,541
Expensed acquisition and investment related costs	31	230	375	248
Casualty Loss	—	—	433	—
Gain on sale of real estate and land	—	—	(59,238)	—
NOI	292,502	286,819	875,787	833,655
Less: Non-Same Property NOI	(12,523)	(14,108)	(40,918)	(38,755)
Same-Property NOI	$279,979	$272,711	$834,869	$794,900

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2023, the Company had one interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the unsecured term loan.

The Company's interest rate swap was designated as cash flow hedge as of September 30, 2023. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2023. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2023.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$11,220	$15,143	$7,285
Total cash flow hedges	$300,000	2026	$11,220	$15,143	$7,285

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $223.0 million that effectively convert $223.0 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at September 30, 2023. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2023	2024	2025	2026	2027	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$531	402,177	632,035	548,291	419,558	3,715,000	$5,717,592	$5,114,324
Average interest rate	3.2%	4.0%	3.5%	3.5%	3.8%	3.1%	3.3%
Variable rate debt (1)	$220	932	1,019	1,114	384,397	135,269	$522,951	$519,221
Average interest rate	4.6%	4.6%	4.6%	4.6%	4.2%	4.5%	4.3%

(1) $223.0 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of September 30, 2023. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2023, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2023, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2023, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2023, Essex issued an aggregate of 1,300 shares of its common stock upon the vesting of restricted stock awards and the exchange of OP units by limited partners or members into shares of common stock. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended September 30, 2023, 1,300 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. As a result of the new stock repurchase plan, as of September 30, 2023, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended September 30, 2023.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6: Exhibits

A. Exhibits

10.1*	Separation Agreement And Release, dated as of September 15, 2023, by and between Adam W. Berry and Essex Property Trust, Inc.

31.1*	Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: October 27, 2023

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 27, 2023

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 27, 2023

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 27, 2023

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer