Form 10-K
period 2023-12-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2024-02-23
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $14,926,731,683. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on the last trading day preceding such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 21, 2024, 64,203,497 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A in connection with the 2024 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2023.

Auditor Name: KPMG LLP            Location: San Francisco, California         PCAOB ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust ("REIT"), and is the sole general partner of the Operating Partnership. As of December 31, 2023, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership's day-to-day management.

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
iii

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
2023 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. ("Essex"), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust ("REIT"). Essex owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the "Operating Partnership" or "EPLP"). Essex is the sole general partner of the Operating Partnership and as of December 31, 2023, had an approximately 96.6% general partner interest in the Operating Partnership. In this report, the terms the "Company," "we," "us," and "our" also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast of the United States. As of December 31, 2023, the Company owned or had ownership interests in 252 operating apartment communities, aggregating 61,997 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project and various predevelopment projects aggregating 264 apartment homes (collectively, the "Portfolio").

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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate Interests

The table below summarizes acquisition activity for the year ended December 31, 2023 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2023	Purchase Price
Hacienda at Camarillo Oaks	Camarillo, CA	73	100%	EPLP	Q2	$23.1
Total 2023		73				$23.1

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

The table below summarizes disposition activity for the year ended December 31, 2023 ($ in millions):

Property Name (1)	Location	Apartment Homes	Ownership	Quarter in 2023	Sales Price
CBC and The Sweeps	Goleta, CA	239	EPLP	Q1	$91.7	(2)
Total 2023		239			$91.7

(1)    In March 2023, the Company sold a land parcel located in Moorpark, CA, that had been held for future development, for $8.7 million and recognized a gain on sale of $4.7 million.
(2)    The Company recognized a $54.5 million gain on sale.

Development Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2023, the Company's development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $114.0 million. The estimated remaining project costs are approximately $12.0 million, of which $6.5 million represents the Company's share of estimated remaining costs, for total estimated project costs of $126.0 million.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2023, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2023
		Essex	Estimated	Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Joint Venture
LIVIA at Scripps Ranch (2)	San Diego, CA	51%	264	$90	$102
Total Development Projects - Joint Venture			264	90	102
Predevelopment Projects - Consolidated
Other Projects	Various	100%	—	24	24
Total - Consolidated Predevelopment Projects			—	24	24
Grand Total - Development and Predevelopment Pipeline			264	$114	$126

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

Long Term Debt

During 2023, the Company made regularly scheduled principal payments of $2.9 million to its secured mortgage notes payable at an average interest rate of 3.7%.

In July 2023, the Company closed $298.0 million in 10-year secured loans priced at 5.08% fixed interest rates encumbering four properties located in Northern California.

Bank Debt

As of December 31, 2023, Moody’s Investor Service and Standard and Poor's ("S&P") credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

At December 31, 2023, the Company had two unsecured lines of credit aggregating $1.24 billion. The Company's $1.2 billion credit facility had an interest rate of Adjusted Secured Overnight Financing Rate ("Adjusted SOFR") plus 0.75% which is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of January 2027 with two six-month extensions, exercisable at the Company's option. The Company's $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of July 2024.

Equity Transactions

During the year ended December 31, 2023, the Company did not issue any shares of common stock through its equity distribution agreement entered into in September 2021 (the "2021 ATM Program"). As of December 31, 2023, there were no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.

In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the year ended December 31, 2023, the Company repurchased and retired 437,026 shares of its common stock totaling $95.7 million, including commissions. As of December 31, 2023, the Company had $302.7 million of purchase authority remaining under its $500.0 million stock repurchase plan.

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

HUMAN CAPITAL MANAGEMENT

Company Overview and Values

The Company is headquartered in San Mateo, CA, and has regional corporate offices in Woodland Hills, CA; Irvine, CA and Bellevue, WA. As of December 31, 2023, the Company had 1,750 employees, 99.8% of whom were full-time employees. A total of 1,321 employees worked on-site at our operating communities and 429 worked in our corporate offices. The Company's mission is to create quality communities in premier locations and it is critical to the Company's mission that it attracts, trains and retains a talented and diverse team by providing a better place to work and significant opportunities for professional growth. The Company's culture supports its mission and is guided by its core values: to act with integrity, to care about what matters, to do right with urgency, to lead at every level and to seek fairness.

Workplace Diversity

The Company believes it has one of the most diverse workforces among its peers in the real estate industry in part due to its robust and integrated diversity, equity, and inclusion strategy, which allows the Company to broaden its perspective and better serve both the communities it operates in and the associates it employs. The Company has a Diversity, Equity, and Inclusion ("DEI") Committee which directs the overarching goal setting, implementation, and follow-up for DEI initiatives and whose chairperson reports directly to the CEO on the Committee’s activities. All Company associates are offered training aimed at preventing workplace harassment, including harassment based on age, gender or ethnicity, training covering the foundations of DEI and awareness of unconscious bias in the workplace, and all managers are required to complete anti-harassment training. The Company supports the employee-led affinity groups, including Women at Essex and the LGBTQ+ focused Rainbow Alliance, which foster a sense of community and inclusion for a diverse mix of associates at the Company through discussions and activities that are intended to engage, educate, enable, and empower the Company's employees. The DEI Committee’s goals for 2023 included increasing the Company’s training offerings, integrating DEI into talent recruitment processes, strengthening employee resource and affinity groups, making contributions to local DEI organizations, and improving recognition.

The Company’s notable diversity achievements for 2023 include the following data as of December 31, 2023:

–The Company’s workforce self-identified as 71% ethnically or culturally diverse.

–53% of the Company’s managerial level employees, including 38% of its senior executives, self-identified as ethnically or culturally diverse.

–There were 216 women in positions of manager or higher, equating to 61% of managerial positions in the Company.

–The Company’s workforce self-identified as 42% female and 57% male (1% chose not to disclose their gender).

– 60% of the Company’s corporate associates self-identified as female.

The charts below detail the Company’s diverse representation as of December 31, 2023:

Total Workforce

Executives & Management

Ethnicity

Senior Executives
38%
62%
Managerial Positions
47%
53%
White
People of Color

Gender

Senior Executives
37%
63%
Managerial Positions
39%
61%
Male
Female

Training and Development

The Company values leadership at every level and enables the same by providing opportunities for all associates to develop personal and professional skills through programs that encourage associate retention and advancement. The Company currently offers training courses to its associates via Workday Learning, and its associates spent 22,373 hours learning in 2023. The Company also provides its associates with an annual $3,000 tuition reimbursement to further support outside professional growth opportunities. To identify, retain and reward top performers, the Company engages in meaningful internal succession planning and offers a tenure program, excellence awards, and a spot bonus recognition program to reward associates for good teamwork, good ideas, and good service. The Company encourages internal promotions and hiring for open positions, and the executive team actively mentors the Company’s top talent to ensure strong leadership at the Company for the future. 37% of the Company’s associates have approached or surpassed the Company’s average tenure of 6.35 years, with 21% reaching beyond 10 years of service. In 2023, the Company promoted 13% of its employees to higher positions in the Company.

Employee Health, Safety and Wellness

Providing a safe working environment and promoting employee safety is imperative to the Company, and the Company continued to prioritize its associates’ health and safety throughout 2023. The Company has safety policies in place that align with its health and safety goals and seeks to proactively prevent workplace accidents and protect the health and safety of the Company's associates through training and analysis of incident reports. Additionally, the Company offers retirement support, associate discount programs, a mental health program, which includes counseling and coaching sessions for mental well-being support at no cost, and refresh days for our operations teams, and health benefit credits for participation in wellness programs.

Compensation and Benefits

The Company offers competitive compensation to secure and retain top talent. The Company engages in an annual compensation study to align compensation with market standards and to ensure the Company is appropriately compensating its top performers. Alongside competitive pay, the Company is committed to pay equity and parity, and conducts a pay equity analysis on an annual basis which includes the development and use of a robust, multiple regression analysis model to confirm the Company’s continued achievement of gender pay parity.

The Company’s total rewards program further reinforces its commitment to investing in the well-being of its associates while incentivizing its employees to promote fulfillment of the Company’s mission. Beyond competitive compensation, the Company offers a suite of benefits, including health insurance, a retirement plan with a $6,000 annual matching potential benefit, life and disability coverage, supplemental paid parental leave, and the robust health and wellness support programs noted above. Additionally, the Company offers an associate housing discount.

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

Employee Engagement

In order to engage and promote communication with our associates and solicit meaningful feedback on our efforts to create a positive work environment, the Company issues engagement surveys to all associates to measure 10 key drivers of employee engagement including goal setting, organizational fit, DEI, well-being, freedom of opinion, meaningful work, management support and recognition, among others. Engagement surveys are split into three phases: new hire surveys, Company-wide bi-annual surveys, and exit surveys. 85% of Company employees participated in the surveys in 2023. The Company’s overall engagement score on the surveys was 8.0 out of 10. Goal setting, meaningful work, management support, DEI, and social well-being were recognized as the top 5 areas of strength for the organization.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses. As of December 31, 2023, PWI had cash and marketable securities of approximately $125.5 million, and is consolidated in the Company's financial statements.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2024.

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

Risks Related to Our Real Estate Investments and Operations

General real estate investment risks may adversely affect property income and values, and therefore our stock price may be adversely affected. If the communities and other real estate investments, including development and redevelopment properties, do not generate sufficient income to meet operating and financing expenses, cash flow and the ability to make distributions will be adversely affected. Income and growth from the communities may be further adversely affected by, among other things, the following factors, in addition to the other risk factors listed in this Item 1A:
•changes in the general or local economic climate that could affect demand for housing, including layoffs, due to an increase in the use of new technologies to replace workers, slowing job growth, and other events negatively impacting local employment rates, wages and the local economy;
•changes in demand for rental housing due to a variety of factors, including relocations of employees from local employers, increased worker locational flexibility and changing demographics, which could lead to a relative decrease in the renting population as the domestic population skews older due to the aging of baby boomers and older people may be more likely to purchase, rather than rent, homes,
•changes in supply and cost of housing;
•changes in economic conditions, such as high inflationary periods in which our operating and financing costs may increase at a rate greater than our ability to increase rents, or deflationary periods where rents may decline more quickly relative to operating and financing costs; and
•the appeal and desirability of our communities to tenants relative to other housing alternatives, including the size and amenity offerings, safety and location convenience, and our technology offerings.
Short-term leases expose us to the effects of declining market rents, and the Company may be unable to renew leases or relet units as leases expire. If the Company is unable to promptly renew or re-let existing leases, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected.

Economic environments can negatively impact the Company’s liquidity and operating results. In the event of a recession or other negative economic effects, the Company could incur reductions in rental and occupancy rates, property valuations and increases in costs. Any such recession or economic downturn may also affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not increase their income, they may be unable or unwilling to pay rent.

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

The future outbreak of contagious diseases could materially affect our business, financial condition, and results of operations. If there is a future outbreak of contagious diseases, such as COVID-19, the Company may be subject to eviction moratoria or limits on rent increases and collection efforts, or may be legally required to or otherwise agree to restructure tenants’ rent obligations on less favorable terms than those currently in place. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment, collecting delinquent rents, and re-leasing our property and we may have limited ability to renew existing leases or sign new leases at levels consistent with market rents. A new pandemic or disease outbreak may also cause increased costs, lower profitability and market fluctuations that may affect our ability to obtain necessary funds for our business or may otherwise negatively impact the ability of the Company’s third-party mezzanine loan borrowers and preferred equity investment sponsors to repay the Company. Additionally, the Company may be subject to temporary or permanent legislative restrictions that may inhibit our ability to conduct normal business activities including timely repairs, maintenance and customer service

Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company’s acquisition of apartment communities may fail to meet the Company’s expectations due to factors including inaccurate estimates of future income, expenses and the costs of improvements or redevelopment, which may be exacerbated by the lack of current market data due to limited deal flow. Further, the value and operational performance of an apartment community may be diminished if neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown or contingent liabilities, which could ultimately lead to material costs for us that we did not expect to incur. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment communities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our business, financial condition and results of operations. The use of equity financing for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may not be available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects, including densification projects and those activities generally entail certain risks, including:

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
•we are reliant on third party contractors’ and vendors’ ability to deliver services and products as planned, and if the timeframe, quality or scope of such services and products are different than we expected, our projects may be subject to increased costs and our future income may be lower than expected;
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

Any adverse developments in the economy or real estate markets in California or Washington, or any decrease in demand for the Company’s communities resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations. Additionally, the political climates in California and Washington, in combination with the states’ and certain local governments’ relatively long suspension of rent payments and the corresponding restriction on evicting tenants due to non-payment of rent in connection with the COVID-19 pandemic, may have shifted some residents’ attitudes about the necessity of making rent payments. This shift could reduce some residents’ willingness to pay rent and therefore the Company may continue to experience higher than historical average delinquency rates, which could adversely impact the Company’s financial condition and results of operations.

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

The Company’s ownership of co-investments, including joint ventures and joint ownership of communities, its ownership of properties with shared facilities with a homeowners' association or other entity, its ownership of properties subject to a ground lease and its preferred equity investments and its other partial interests in entities that own communities, could limit the Company’s ability to control such communities and may restrict our ability to finance, refinance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated. The Company has entered into, and may continue in the future to enter into, certain co-investments, including joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership.

Joint venture partners often have shared control over the development and operation of the joint venture assets, which may prevent the Company from taking action without the partners’ approval. A joint venture partner may have interests that are inconsistent with those of the Company or may take action contrary to the Company’s interests or policies. Consequently, a joint venture partner's actions might subject property owned by the joint venture to additional risk. In some instances, the Company and the joint venture partner may each have the right to exercise a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would not have initiated such a transaction, and may result in the valuation of our interest or our partner’s interest at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income. Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities.

From time to time, the Company, through the Operating Partnership, makes certain co-investments in the form of preferred equity investments in third-party entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. The Operating Partnership’s interest in these entities is typically less than a majority of the outstanding voting interests of that entity, which may limit the Operating Partnership’s ability to control the daily operations of such co-investment. The Operating Partnership may not be able to dispose of its interests in such co-investment. In the event that such co-investment or the partners in such co-investment become insolvent or bankrupt or fail to develop or operate the property in the manner anticipated, or are unable to refinance or sell their interest as planned, the Operating Partnership may not receive the expected return in its expected timeframe or at all and may lose up to its entire investment. Additionally, the preferred return negotiated on these co-investments may be lower than the Company's cost of funds. The Company may also incur losses if any guarantees or indemnifications were made by the Company.

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

The Company may incur general uninsured losses or may experience market conditions that impact the procurement of certain insurance policies. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities and cyber risk insurance. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, fires and floods that are uninsurable or not economically insurable. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"), to self-insure certain earthquake and property losses for some of the communities in its portfolio. A decline in the value of the securities held by PWI may adversely affect PWI’s ability to cover all or any portion of the amount of any insured losses. Despite our insurance coverage, the Company may incur material losses due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

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

Our properties or markets may in the future be the target of actual or threatened terrorist attacks, shootings, or other acts of violence, which could directly or indirectly damage our communities both physically and financially, cause uninsured losses, adversely affect the value of and our ability to operate our communities, subject us to significant liability claims, or otherwise impair our ability to achieve our expected results.

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

Climate change may adversely affect our business. As a result of climate change, we may experience extreme weather, an increased number of natural disasters and changes in precipitation, temperature and wild fire and drought exposure, all of which may result in physical damage, a decrease in demand for our communities located in these areas or affected by these conditions, damage to our properties, disruption of services at our properties or increased costs associated with water or energy use and maintaining or insuring our communities. Transition risks associated with climate change may result in interruptions in energy access, increased energy costs, or increased regulatory requirements and stakeholder expectations regarding reporting and energy efficiency. Should the impact of climate change be material in nature or occur for lengthy periods of time, even if not directly impacting the Company’s current markets, the types and pricing of insurance the Company is able to procure may be negatively impacted and our financial condition or results of operations may be adversely affected. We could experience increased costs related to further developing our communities to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance. In addition, changes in federal, state and local legislation and regulation on climate change could result in increased operating costs (for example, increased utility costs) and/or increased capital expenditures to improve the energy efficiency of our existing communities (for example, increased costs associated with meeting electric vehicle charging mandates) and could also require us to spend more on our new development communities without a corresponding increase in revenue.

Accidental death or severe injuries at our communities due to fires, floods, other natural disasters or hazards could adversely affect our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where any such events have occurred, which could have a material adverse effect on our business and results of operations. Further, we may not have the ability to respond immediately to a major event, which may cause increased losses.

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

Failure to succeed in new markets or with new community operations formats may limit the Company’s growth. The Company may make acquisitions or commence development activity outside of its existing market areas if appropriate opportunities arise, which may expose the Company to new risks, including, but not limited to an inability to evaluate accurately local apartment market conditions and local economies; an inability to identify appropriate acquisition opportunities or to obtain land for development; an inability to hire and retain key personnel; and a lack of familiarity with local governmental and permitting procedures. Additionally, we have recently adjusted our operating model to reduce the number of staff on-site at individual properties and moved towards a hub model where specialized staff can service multiple properties from a central location and rely on certain technologies, such as virtual apartment tours, to further reduce the need for on-site staffing. There may be resistance to such change from our employees and residents, and if we experience difficulty in retaining and/or hiring employees or residents, as applicable, this could adversely affect the Company’s results of operations. Further, there are unknown risks with relying on new technologies and operating models, such as whether there is consumer preference for in-person tours or if we are not able to as rapidly respond to resident demands, and we cannot guarantee that this model will be successful, which could adversely affect our results of operations.

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

The Company’s real estate assets may be subject to impairment charges. The Company continually evaluates the recoverability of the carrying value of its real estate assets, including those assets it invests in indirectly or places subordinated loans on through its preferred equity and mezzanine lending program, under U.S. generally accepted accounting principles ("U.S. GAAP"). Factors considered in evaluating impairment of the Company’s existing multifamily real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a multifamily real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management. There can be no assurance that the Company will not take charges in the future related to the impairment of the Company’s assets, including those assets it invests in indirectly or places subordinated loans on through its preferred equity and mezzanine lending program. Any future impairment charges could have a material adverse effect on the Company’s results of operations.

We face risks associated with land holdings for future developments and related activities. Real estate markets are highly uncertain and the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. If there are changes in the fair value of our land holdings which we determine is less that the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take impairment charges which could have a material adverse effect on our financial condition and results of operations.

We are subject to laws and regulations relating to the handling of personal information and we rely on information technology to sustain our operations. Any failure by us to comply with applicable requirements or material failure, inadequacy, interruption or breach of the Company’s privacy or information systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business, results of operations and financial condition. We rely on information technology hardware, software, networks and systems (collectively, “IT Systems”), some of which are provided by vendors, to process, transmit and store personal information, tenant and lease data, and other electronic information (collectively, “Confidential Information”), and to manage or support a variety of business processes, including financial transactions and records. Our business requires us and some of our vendors to use and store personal and other sensitive information of our tenants and employees. The collection, use and other processing of personal information is governed by federal and state laws and regulations. Privacy and cybersecurity laws continue to evolve, with several states passing new data privacy laws that govern the processing of information about state residents, and laws may be inconsistent from one jurisdiction to another. The Company endeavors to comply with privacy laws and regulations applicable to it, including the California Consumer Privacy Act (“CCPA”) which governs the collection, use, disclosure and security of information about California residents. The CCPA requires the Company to, among other things, provide certain disclosures to California residents, promptly respond to certain consumer requests related to their data, and contractually impose certain obligations on vendors. Compliance with existing and future laws and regulations related to data privacy and protection may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services, and any failure to comply with such laws and regulations could harm our business, reputation and financial results.

Although we have taken steps to abide by applicable privacy and cybersecurity laws, and strive to protect the security of our IT Systems and Confidential Information, the compliance and security measures put in place by the Company and its vendors cannot guarantee perfect compliance or provide absolute security, and the Company and its vendors' IT Systems may be vulnerable to cyber-attacks or cybersecurity incidents that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including through ransomware distributed denial-of-service attempts, data theft, account takeovers, social engineering/phishing, technological error, employee error, malfeasance, misconfigurations, “bugs”, or other vulnerabilities in Company, or vendor, IT Systems. These threats can also come from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists. Any incident could compromise the Company’s or our vendors’ IT Systems (or the IT Systems of third parties that facilitate the Company’s or such vendors’ business activities), and the Confidential Information stored by or on behalf of the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets or tenant payments, or other harm. Moreover, if there is a compliance failure, or if a cybersecurity incident affects the Company’s or vendors’ systems, whether through a breach of the Company’s IT Systems or a breach of the IT Systems of third parties, or results in the unauthorized release of Confidential Information, the Company’s reputation and brand could be materially damaged, which could increase our costs in attracting and retaining tenants, and other serious consequences may result.

Potential other consequences include potential exposure to litigation, including government enforcement actions, private litigation (including class actions), fines or criminal penalties; and potential exposure to a risk of loss including loss related to the fact that agreements with such vendors, or such vendors’ financial condition, may not allow the Company to recover all costs related to a cybersecurity incident for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s business, results of operations and financial condition.

Privacy and cybersecurity risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware and generative AI, and the increased sophistication, techniques and activities of threat actors; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures . We maintain cyber risk insurance which may be insufficient type or amount to cover us against claims related to a cybersecurity incident, and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claims.

In the future, the Company may expend additional resources to continue to enhance the Company’s cybersecurity measures to investigate and remediate any cybersecurity vulnerabilities and/or to further ensure compliance with privacy and cybersecurity laws. Despite these steps, the Company may suffer a significant cybersecurity incident in the future, unauthorized parties may gain access to Confidential Information stored on the Company’s or its vendors’ IT Systems, and any such incident may not be discovered in a timely manner. Any cybersecurity incident or failure in the implementation, compliance with or effectiveness of the Company’s IT Systems or cybersecurity program or those of third party service providers, or a breach of other third party systems that ultimately impacts the operational or IT Systems of the could result in a wide range of potentially serious harm to our business and results of operations.

Reliance on third party software providers to host systems is critical to our operations and to provide the Company with data. We rely on certain key software vendors to support business practices critical to our operations, including the collection of rent and ancillary income and communication with our tenants, and to provide us with data, such as environmental, social and governance (“ESG”) data. The market is currently experiencing a consolidation of these software vendors, particularly in the multi-family space, which may negatively impact the Company’s choice of vendor and pricing options. Moreover, if any of these key vendors were to terminate our relationship or access to data, or fail, we could suffer losses while we seek to replace the services and information provided by the vendors. Further, our failure, or our software vendors’ failure, to adopt, anticipate or keep pace with the new technologies, such as generative AI solutions, may harm our ability to compete with our peers, decrease the value of our assets and/or impact our future growth.

We may from time to time be subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, the payment of which could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. Litigation, even if resolved in our favor, could adversely impact our reputation and divert the attention of our management, which could negatively impact our operations and cash flow. In late 2022 and early 2023, a number of purported anti-trust class actions were filed against RealPage, Inc., a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. The Company intends to vigorously defend against these lawsuits. Given their early stage, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from such matters. The Company is also subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations, including California private attorney general actions (“PAGA Claims”). The current political climate in California may continue to encourage plaintiffs’ attorneys to bring PAGA Claims and other class actions.

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
In addition, if our ability to obtain financing is adversely affected, the Company’s stock price may be adversely affected, and we may be unable to satisfy scheduled maturities on existing financing through other sources of our liquidity, which, in the case of secured financings, could result in foreclosure.

Debt financing has inherent risks. The Company is subject to the risks normally associated with debt financing, including that cash flow may not be sufficient to meet required payments of principal and interest and the REIT distribution requirements of the Code; inability to renew, repay, or refinance maturing indebtedness on encumbered apartment communities on favorable terms or at all, possibly requiring the Company to sell a property or properties on disadvantageous terms; inability to comply with debt covenants could trigger cash management provisions limiting our ability to control cash flows, cause defaults, or an acceleration of maturity dates; paying debt before the scheduled maturity date could result in prepayment penalties; and defaulting on secured indebtedness may result in lenders seeking a foreclosure or pursuing other remedies which would reduce the Company’s income and net asset value, its ability to service other debt, or create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements. Any of these risks might result in losses that could have an adverse effect on the Company and its ability to make distributions and pay amounts due on its debt. Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. There is a risk that we may not be able to refinance existing indebtedness or that a refinancing will not be done on as favorable terms, which in either case could have an adverse effect on our financial condition, results of operations and cash flows.

Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. The Company has, and expects to continue using, variable rate tax-exempt financing, which provides for certain deed restrictions and restrictive covenants. If the compliance requirements of the tax-exempt financing restrict our ability to increase our rental rates with respect to certain tenants, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds outweighs any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities. Certain state and local authorities may impose additional rental restrictions, which may limit income from the tax-exempt financed communities if the Company is required to decrease its rental rates. If the Company does not reserve the required number of apartment homes for tenants satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Notwithstanding the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below-market rent requirements imposed by local authorities in connection with the original development of the community.

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

A downgrade in the Company's investment grade credit rating could materially and adversely affect its business and financial condition. The Company plans to manage its operations to maintain its investment grade credit rating with a capital structure consistent with its current profile but there can be no assurance that it will be able to maintain its current credit ratings. Any downgrades in terms of ratings or outlook by any of the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on its financial condition, results of operations and liquidity, as well as the Company's stock price.

Changes in the Company’s financing policy may lead to higher levels of indebtedness. The Company manages its debt to be in compliance with debt covenants under its unsecured bank facilities and senior unsecured bonds. However, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt, resulting in an increased risk of default on its debt covenants or on its debt obligations and in an increase in debt service requirements. Any covenant breach or significant increase in the Company’s leverage could materially adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

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

The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced, become more resistant to allowing preferred equity or mezzanine financing on assets where they have purchased the senior loan, or be disbanded or reorganized by the government or if there is reduced government support for multifamily housing more generally, it may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect the Company and its growth and operations.

Risks Related to Personnel

The Company depends on its personnel, whose continued service is not guaranteed. The Company’s success depends on its ability to attract, train and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the departure of any of the Company’s key personnel could have an adverse effect on the Company. While the Company engages in regular succession planning for key positions, the Company’s plans may be impacted and therefore adjusted due to the departure of any key personnel. Additionally, executive leadership transitions can be inherently difficult to manage and, as a result, we may experience some disruption to our business. The Company must continue to recruit, train and retain qualified operational staff at its properties, which may be difficult in a highly competitive job market. Changes to our Company’s operational structure could result in an increase in issues or departures among our operational staff. Our ability to timely deliver quality customer service or to respond to building repair and maintenance requests may be negatively impacted without adequate operational staff, which may adversely impact the results of operations. Additionally, we could be subject to labor union efforts to organize our employees from time to time and, if successful, those organizational efforts may decrease our operational flexibility and increase operational costs.

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

Essex may choose to pay dividends in its own stock, in which case stockholders may be required to pay tax in excess of the cash they receive. If a U.S. stockholder sells the stock it receives as a dividend in order to pay applicable taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of Essex's stock could experience downward pressure if a significant number of our stockholders sell shares of Essex's stock in order to pay taxes owed on dividends.

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

The Company may establish one or more classes or series of stock that could delay, defer or prevent a transaction or a change in control, or otherwise create rights that could adversely affect the interests of holders of common stock. Additionally, the Company’s Charter contains provisions limiting the transferability and ownership of shares of capital stock, which may delay, defer or prevent a transaction or a change in control, or discourage tender offers.

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

Loss of the Company's REIT status would have significant adverse consequences to the Company and the value of the Company's common stock. The Company has elected to be taxed as a REIT, which requires it to satisfy various annual and quarterly requirements, including income, asset and distribution tests. Although the Company believes that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax on the Company’s taxable income, and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify, unless it is entitled to relief under statutory provisions. The additional tax liability would reduce its net earnings available for investment or distributions, and the Company would no longer be required to make distributions to its stockholders for the purpose of maintaining REIT status. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and could adversely affect the value and market price of the Company’s common stock.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments. To qualify as a REIT, we must continually satisfy certain asset, income and distribution tests and other requirements, which could materially and adversely affect us. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. If we do not acquire new assets, we may not have sufficient depreciation expense to offset income and may have to make special distributions to stockholders. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

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

Failure of one or more of the Company’s subsidiaries to qualify as a REIT could adversely affect the Company’s ability to qualify as a REIT. The Company owns interests in multiple subsidiary REITs that have elected to be taxed as REITs under the Code. These subsidiary REITs are subject to the various REIT qualification requirements and other limitations that are applicable to the Company. If any of the Company’s subsidiary REITs were to fail to qualify as a REIT, then the subsidiary REIT would become subject to federal income tax. The Company’s ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs and it is possible that the Company could also fail to qualify as a REIT.

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

The price per share of the Company’s stock may fluctuate significantly. The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including the factors discussed in this Item 1A, and actual or anticipated variations in the Company’s quarterly operating results, earnings estimates, or dividends, the resale of substantial amounts of the Company's stock, or the anticipation of such resale, general stock and bond market conditions, actual or anticipated actions taken by the Federal Reserve Bank, the general reputation of REITs and the Company, shifts in our investor base, the inability of the United States Congress to pass bills that continue to timely fund the federal government and its obligations, including due to the current political climate or partisanship, natural disasters, armed conflict or geopolitical impacts, or an active shooter incident. Many of these factors are beyond the Company’s control and may cause the market price of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

Our score by proxy advisory firms or other corporate governance consultants advising institutional investors, as well as the increased attention to certain ESG matters, could have an adverse effect on our reputation, the perception of our corporate governance, and thereby negatively impact the market price of our common stock. Various proxy advisory firms and other corporate governance consultants advising institutional investors provide scores of our governance measures, nominees for election as directors, executive compensation practices, ESG matters, and other matters that may be submitted to stockholders for consideration at our annual meetings. From time to time certain matters that we propose for approval may not receive a favorable score, or may result in a recommendation against the nominee or matter proposed. Some investors and financial institutions use ESG or sustainability scores, ratings or benchmarks to make financing, investment and voting decisions. These unfavorable scores may lead to rejected proposals or a loss of stockholder confidence in our corporate governance measures, which could adversely affect the market price of our common stock.

Corporate responsibility, specifically related to ESG factors, may impose additional costs and expose us to new risks. Some investors and potential investors are focused on positive ESG business practices and sustainability scores to guide their investment strategies, including the decisions whether to invest in our common stock. Additionally, the SEC continues to issue evolving rules relating to climate risk disclosures, human capital management and other ESG matters and other regulatory bodies, such as the State of California, have issued new laws or regulations relating to climate disclosures and board structure. Although the Company makes ESG disclosures and undertakes sustainability and diversity initiatives, the Company may not score highly on ESG matters in the future and may face increased costs, such as increased capital expenditures or new expenses, in order to undertake such initiatives or to make such disclosures. If the criteria by which companies are rated changes, the Company may perform differently or worse than it has in the past, or it may become more expensive for the Company to access capital. The Company may face reputational damage in the event its corporate responsibility procedures, or its board structure, do not meet the standards set by various constituencies. Further, if we fail to comply with new ESG-related laws, regulations, expectations or reporting requirements, or if we are perceived as failing, our reputation and business could be adversely impacted. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters, and certain states are adopting or are considering adopting laws that seek to limit the use of ESG in certain contexts. In addition, both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism or fragmented regulation with respect to ESG considerations, it may require us to incur costs or otherwise adversely impact our business. The occurrence of any of the foregoing could have an adverse effect on the price of the Company’s stock and the Company’s financial condition and results of operations. In addition, investments to attain an ESG outcome may not perform as expected, resulting in losses.

We could face adverse consequences as a result of actions of activist investors. Responding to stockholder activism or engaging in a proxy contest may be costly and time-consuming, disrupt our operations and divert the attention of our management team and our employees from executing our business plan, which could adversely affect our business and results of operations.

Expanding social media vehicles present additional risks. The use of social media, such as unauthorized live-streaming at our properties, could cause us to suffer brand damage or information leakage. Negative posts or comments about us on any social networking website could damage our reputation. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of its critical systems and information. The Company's cybersecurity risk management program employs several different measures, including perimeter monitoring, endpoint monitoring and user management, designed to assess and identify cybersecurity risks. The Company’s technology management team is principally responsible for managing the Company’s cybersecurity risk assessment and management processes. The Company’s technology management team performs enterprise-level risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment. The Company’s technology management team and third-party professionals perform penetration tests, vulnerability scans, and patch management to assess and protect the confidentiality, integrity and availability of its critical systems and information. The Company provides training to its employees on cybersecurity matters, performs periodic awareness testing to facilitate compliance with the Company’s cybersecurity policies, and maintains a method for its employees and consultants to communicate any suspected cybersecurity incident. In addition, the Company evaluates key third-party service providers before the Company grants the service provider access to its information systems and has a process in place to ensure that future access is appropriate.

The Company has an established incident response plan for responding to cybersecurity incidents. The goal of the incident response plan is to detect and react to cybersecurity incidents, evaluate the scope and risk, respond appropriately, communicate effectively to all stakeholders, and ultimately reduce the likelihood of an incident recurrence. The Company’s incident response team consists of seasoned information technology, legal and financial reporting Company personnel. The incident response plan, members of the incident response team and the steps to respond to a security incident are evaluated for appropriateness and effectiveness, and key personnel from cross-functional departments are involved.

The Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of enterprise level risks, including any cybersecurity-related risks faced by the Company. At least quarterly, the Audit Committee reviews cyber risks and mitigation strategies with senior management. The Audit Committee reports to the full Board regarding its activities, including those relating to cybersecurity. Additionally, on an annual basis, the Chief Technology Officer (“CTO”) presents to the Audit Committee on any material updates to the cybersecurity program, such as process improvements, new initiatives and key vendor performance. Material cybersecurity events, if any, are escalated to the Board on an ongoing basis. The Board is also briefed annually on all major enterprise risks, including cybersecurity risks.

The Company’s management team, including the CTO, is responsible for assessing and managing the Company’s material risks from cybersecurity threats. The CTO leads the technology management team and has extensive cybersecurity knowledge and expertise developed through a career of serving in various roles in information technology for over 20 years. The CTO oversees the Company’s initiatives to address existing or evolving cyber risks and is a member of the Enterprise Risk Committee. The CTO reports to the Chief Executive Officer (“CEO”) and provides updates to the Company’s senior leadership team on a regular basis, at least quarterly, about risks from cybersecurity threats, the results of penetration tests, vulnerability scans and userbase issues.

Over the past fiscal year, the Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations or financial condition. See “Risk Factors – We are subject to laws and regulations relating to the handling of personal information and we rely on information technology to sustain our operations. Any failure by us to comply with applicable requirements or material failure, inadequacy, interruption or breach of the Company’s privacy or information systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business, results of operations and financial condition”.

Item 2. Properties

The Company’s portfolio as of December 31, 2023 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 252 stabilized operating apartment communities (comprising 61,997 apartment homes), of which 26,209 apartment homes are located in Southern California, 23,263 apartment homes are located in Northern California, and 12,525 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 98.9% of the Company’s revenues for the year ended December 31, 2023.

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

Communities

The Company’s communities are primarily urban and suburban high density wood frame communities comprising of three to seven stories above grade construction with structured parking situated on 1-10 acres of land with densities averaging between 30-80+ units per acre. As of December 31, 2023, the Company’s communities include 104 garden-style, 138 mid-rise, and 10 high-rise communities. Garden-style communities are generally defined as on-grade properties with two and/or three-story buildings with no structured parking while mid-rise communities are generally defined as properties with three to seven story buildings and some structured parking. High-rise communities are typically defined as properties with buildings that are greater than seven stories, are steel or concrete framed, and frequently have structured parking. The communities have an average of approximately 246 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, playground areas and dog parks.

The Company hires, trains and supervises on-site service and maintenance personnel. The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•located near employment centers;
•attractive communities that are well maintained; and
•proactive customer service.

Commercial Buildings

The Company owns three commercial buildings (totaling approximately 283,000 square feet) located in California and Washington, of which the Company occupied an aggregate of approximately 35,000 square feet as of December 31, 2023. Furthermore, as of December 31, 2023, the commercial buildings' physical occupancy rate was 90% consisting of 7 tenants, including the Company.

Operating Portfolio

The table below describes the Company’s operating portfolio as of December 31, 2023. (See Note 8, "Mortgage Notes Payable" to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.)

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	Garden	301	1971	2002	96%
Barkley, The (3)(4)	Anaheim, CA	Garden	161	1984	2000	96%
Park Viridian	Anaheim, CA	Mid-rise	320	2008	2014	97%
Bonita Cedars	Bonita, CA	Garden	120	1983	2002	96%
The Village at Toluca Lake	Burbank, CA	Mid-rise	145	1974	2017	97%
Camarillo Oaks	Camarillo, CA	Garden	564	1985	1996	97%
Camino Ruiz Square	Camarillo, CA	Garden	160	1990	2006	97%
Hacienda at Camarillo Oaks	Camarillo, CA	Garden	73	1984	2023	86%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	2001	2014	97%
Mesa Village	Clairemont, CA	Garden	133	1963	2002	97%
Villa Siena	Costa Mesa, CA	Garden	272	1974	2014	95%
Emerald Pointe	Diamond Bar, CA	Garden	160	1989	2014	97%
Regency at Encino	Encino, CA	Mid-rise	75	1989	2009	97%
The Havens (5)	Fountain Valley, CA	Garden	440	1969	2014	97%
Valley Park	Fountain Valley, CA	Garden	160	1969	2001	96%
Capri at Sunny Hills (4)	Fullerton, CA	Garden	102	1961	2001	96%
Haver Hill (6)	Fullerton, CA	Garden	264	1973	2012	96%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	2004	2014	97%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	1992	1997	97%
Montejo Apartments	Garden Grove, CA	Garden	124	1974	2001	97%
The Henley I	Glendale, CA	Mid-rise	83	1974	1999	97%
The Henley II	Glendale, CA	Mid-rise	132	1970	1999	97%
Huntington Breakers	Huntington Beach, CA	Mid-rise	342	1984	1997	97%
The Huntington	Huntington Beach, CA	Garden	276	1975	2012	96%
Hillsborough Park (7)	La Habra, CA	Garden	235	1999	1999	97%
Village Green	La Habra, CA	Garden	272	1971	2014	97%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	1988	2014	97%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	1985	1997	96%
Marbrisa	Long Beach, CA	Mid-rise	202	1987	2002	97%
Pathways at Bixby Village	Long Beach, CA	Garden	296	1975	1991	98%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	2008	2014	97%
Alessio	Los Angeles, CA	Mid-rise	624	2001	2014	96%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	2014	2016	98%
Avant	Los Angeles, CA	Mid-rise	440	2014	2015	93%
The Avery	Los Angeles, CA	Mid-rise	121	2014	2014	98%
Bellerive	Los Angeles, CA	Mid-rise	63	2011	2011	96%
Belmont Station	Los Angeles, CA	Mid-rise	275	2009	2009	95%
Bunker Hill	Los Angeles, CA	High-rise	456	1968	1998	96%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	1987	2014	93%
Cochran Apartments	Los Angeles, CA	Mid-rise	58	1989	1998	97%
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	2012	2016	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Gas Company Lofts (6)	Los Angeles, CA	High-rise	251	2004	2013	95%
The Blake LA	Los Angeles, CA	Mid-rise	196	1979	1997	98%
Marbella	Los Angeles, CA	Mid-rise	60	1991	2005	97%
Pacific Electric Lofts (8)	Los Angeles, CA	High-rise	314	2006	2012	94%
Park Catalina	Los Angeles, CA	Mid-rise	90	2002	2012	93%
Park Place	Los Angeles, CA	Mid-rise	60	1988	1997	97%
Regency Palm Court	Los Angeles, CA	Mid-rise	116	1987	2014	94%
Santee Court	Los Angeles, CA	High-rise	165	2004	2010	92%
Santee Village	Los Angeles, CA	High-rise	73	2011	2011	92%
Tiffany Court	Los Angeles, CA	Mid-rise	101	1987	2014	95%
Wallace on Sunset	Los Angeles, CA	Mid-rise	200	2021	2021	95%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	2014	2014	96%
Windsor Court	Los Angeles, CA	Mid-rise	95	1987	2014	94%
Windsor Court	Los Angeles, CA	Mid-rise	58	1988	1997	97%
Aqua at Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	2001	2014	97%
Marina City Club (9)	Marina Del Rey, CA	Mid-rise	101	1971	2004	97%
Mirabella	Marina Del Rey, CA	Mid-rise	188	2000	2000	96%
Mira Monte	Mira Mesa, CA	Garden	354	1982	2002	96%
Hillcrest Park	Newbury Park, CA	Garden	608	1973	1998	97%
Fairway Apartments at Big Canyon (10)	Newport Beach, CA	Mid-rise	74	1972	1999	98%
Muse	North Hollywood, CA	Mid-rise	152	2011	2011	97%
Country Villas	Oceanside, CA	Garden	180	1976	2002	96%
Mission Hills	Oceanside, CA	Garden	282	1984	2005	97%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	2007	2014	97%
Mariner's Place	Oxnard, CA	Garden	105	1987	2000	96%
Monterey Villas	Oxnard, CA	Garden	122	1974	1997	96%
Tierra Vista	Oxnard, CA	Mid-rise	404	2001	2001	97%
Arbors at Parc Rose (8)	Oxnard, CA	Mid-rise	373	2001	2011	97%
The Hallie	Pasadena, CA	Mid-rise	292	1972	1997	97%
The Stuart	Pasadena, CA	Mid-rise	188	2007	2014	98%
Villa Angelina	Placentia, CA	Garden	256	1970	2001	95%
Fountain Park	Playa Vista, CA	Mid-rise	705	2002	2004	95%
Highridge (4)	Rancho Palos Verdes, CA	Mid-rise	255	1972	1997	97%
Cortesia	Rancho Santa Margarita, CA	Garden	308	1999	2014	97%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	2002	2014	97%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	2002	2014	98%
Bernardo Crest	San Diego, CA	Garden	216	1988	2014	98%
Cambridge Park	San Diego, CA	Mid-rise	320	1998	2014	97%
Carmel Creek	San Diego, CA	Garden	348	2000	2014	97%
Carmel Landing	San Diego, CA	Garden	356	1989	2014	97%
Carmel Summit	San Diego, CA	Mid-rise	246	1989	2014	96%
CentrePointe	San Diego, CA	Garden	224	1974	1997	95%
Esplanade (5)	San Diego, CA	Garden	616	1986	2014	96%
Form 15	San Diego, CA	Mid-rise	242	2014	2016	97%
Montanosa	San Diego, CA	Garden	472	1990	2014	97%
Summit Park	San Diego, CA	Garden	300	1972	2002	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Essex Skyline (11)	Santa Ana, CA	High-rise	350	2008	2010	93%
Fairhaven Apartments (4)	Santa Ana, CA	Garden	164	1970	2001	96%
Parkside Court (5)	Santa Ana, CA	Mid-rise	210	1986	2014	96%
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	2002	2014	97%
Hope Ranch	Santa Barbara, CA	Garden	108	1965	2007	98%
Bridgeport Coast (12)	Santa Clarita, CA	Mid-rise	188	2006	2014	98%
Meadowood (7)	Simi Valley, CA	Garden	320	1986	1996	97%
Shadow Point	Spring Valley, CA	Garden	172	1983	2002	95%
The Fairways at Westridge (12)	Valencia, CA	Mid-rise	234	2004	2014	98%
The Vistas of West Hills (12)	Valencia, CA	Mid-rise	220	2009	2014	98%
Allegro	Valley Village, CA	Mid-rise	97	2010	2010	98%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	1971	1997	97%
Pinehurst (13)	Ventura, CA	Garden	28	1973	2004	97%
Woodside Village	Ventura, CA	Garden	145	1987	2004	97%
Passage Buena Vista (14)	Vista, CA	Garden	179	2020	2021	97%
Walnut Heights	Walnut, CA	Garden	163	1964	2003	96%
The Dylan	West Hollywood, CA	Mid-rise	184	2014	2014	95%
The Huxley	West Hollywood, CA	Mid-rise	187	2014	2014	95%
Reveal	Woodland Hills, CA	Mid-rise	438	2010	2011	96%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	1970	1999	97%
Vela (16)	Woodland Hills, CA	Mid-rise	379	2018	2022	96%
			26,209			96%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	1974	2006	96%
Fourth & U	Berkeley, CA	Mid-rise	171	2010	2010	96%
The Commons	Campbell, CA	Garden	264	1973	2010	97%
Pointe at Cupertino	Cupertino, CA	Garden	116	1963	1998	97%
Connolly Station	Dublin, CA	Mid-rise	309	2014	2014	97%
Avenue 64	Emeryville, CA	Mid-rise	224	2007	2014	95%
The Courtyards at 65th Street (15)	Emeryville, CA	Mid-rise	331	2004	2019	94%
Emme	Emeryville, CA	Mid-rise	190	2015	2015	97%
Foster's Landing	Foster City, CA	Garden	490	1987	2014	97%
Stevenson Place	Fremont, CA	Garden	200	1975	2000	97%
Mission Peaks	Fremont, CA	Mid-rise	453	1995	2014	97%
Mission Peaks II	Fremont, CA	Garden	336	1989	2014	97%
Paragon Apartments	Fremont, CA	Mid-rise	301	2013	2014	97%
Boulevard	Fremont, CA	Garden	172	1978	1996	97%
Briarwood (8)	Fremont, CA	Garden	160	1978	2011	96%
The Woods (8)	Fremont, CA	Garden	160	1978	2011	97%
The Rexford (16)	Fremont, CA	Garden	203	1973	2021	97%
City Centre (12)	Hayward, CA	Mid-rise	192	2000	2014	96%
City View	Hayward, CA	Garden	572	1975	1998	95%
Lafayette Highlands	Lafayette, CA	Garden	150	1973	2014	97%
777 Hamilton (17)	Menlo Park, CA	Mid-rise	195	2017	2019	95%
Apex	Milpitas, CA	Mid-rise	367	2014	2014	97%
Regency at Mountain View (6)	Mountain View, CA	Mid-rise	142	1970	2013	96%
Bridgeport (7)	Newark, CA	Garden	184	1987	1987	98%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	2001	2014	95%
The Grand	Oakland, CA	High-rise	243	2009	2009	95%
The Galloway	Pleasanton, CA	Mid-rise	506	2016	2016	97%
Radius	Redwood City, CA	Mid-rise	264	2015	2015	97%
Township	Redwood City, CA	Mid-rise	132	2014	2019	95%
San Marcos	Richmond, CA	Mid-rise	432	2003	2003	96%
500 Folsom (14)	San Francisco, CA	High-rise	537	2021	2021	94%
Bennett Lofts	San Francisco, CA	Mid-rise	179	2004	2012	91%
Fox Plaza	San Francisco, CA	High-rise	445	1968	2013	95%
MB 360	San Francisco, CA	Mid-rise	360	2014	2014	95%
Park West	San Francisco, CA	Mid-rise	126	1958	2012	96%
101 San Fernando	San Jose, CA	Mid-rise	323	2001	2010	96%
360 Residences (15)	San Jose, CA	Mid-rise	213	2010	2017	94%
Bella Villagio	San Jose, CA	Mid-rise	231	2004	2010	95%
Century Towers (14)	San Jose, CA	High-rise	376	2017	2017	96%
Enso	San Jose, CA	Mid-rise	183	2014	2015	97%
Epic	San Jose, CA	Mid-rise	769	2013	2013	97%
Esplanade	San Jose, CA	Mid-rise	278	2002	2004	97%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	1990	2014	97%
Marquis	San Jose, CA	Mid-rise	166	2015	2016	97%
Meridian at Midtown (15)	San Jose, CA	Mid-rise	218	2015	2018	96%
Mio	San Jose, CA	Mid-rise	103	2015	2016	97%
Palm Valley	San Jose, CA	Mid-rise	1,100	2008	2014	96%
Patina at Midtown (14)	San Jose, CA	Mid-rise	269	2021	2021	96%
Sage at Cupertino (4)	San Jose, CA	Garden	230	1971	2017	97%
Silver (14)	San Jose, CA	Mid-rise	268	2019	2021	95%
The Carlyle (7)	San Jose, CA	Garden	132	2000	2000	96%
The Waterford	San Jose, CA	Mid-rise	238	2000	2000	97%
Willow Lake	San Jose, CA	Mid-rise	508	1989	2012	97%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	1988	2014	97%
Hillsdale Garden (14)	San Mateo, CA	Garden	697	1948	2006	95%
Station Park Green	San Mateo, CA	Mid-rise	599	2018	2018	97%
Deer Valley	San Rafael, CA	Garden	171	1996	2014	96%
Bel Air	San Ramon, CA	Garden	462	1988	1995	97%
Canyon Oaks	San Ramon, CA	Mid-rise	250	2005	2007	97%
Crow Canyon	San Ramon, CA	Mid-rise	400	1992	2014	97%
Foothill Gardens	San Ramon, CA	Garden	132	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	2005	2007	96%
Twin Creeks	San Ramon, CA	Garden	44	1985	1997	97%
1000 Kiely	Santa Clara, CA	Garden	121	1971	2011	97%
Le Parc	Santa Clara, CA	Garden	140	1975	1994	97%
Marina Cove (18)	Santa Clara, CA	Garden	292	1974	1994	97%
Mylo	Santa Clara, CA	Mid-rise	476	2021	2021	96%
Riley Square (8)	Santa Clara, CA	Garden	156	1972	2012	96%
Villa Granada	Santa Clara, CA	Mid-rise	270	2010	2014	97%
Chestnut Street Apartments	Santa Cruz, CA	Garden	96	2002	2008	91%
Bristol Commons	Sunnyvale, CA	Garden	188	1989	1995	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Brookside Oaks (4)	Sunnyvale, CA	Garden	170	1973	2000	97%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	2012	2014	97%
Magnolia Lane (19)	Sunnyvale, CA	Garden	32	2001	2007	97%
Magnolia Square (4)	Sunnyvale, CA	Garden	156	1963	2007	97%
Montclaire	Sunnyvale, CA	Mid-rise	390	1973	1988	97%
Reed Square	Sunnyvale, CA	Garden	100	1970	2011	97%
Solstice	Sunnyvale, CA	Mid-rise	280	2014	2014	96%
Summerhill Park	Sunnyvale, CA	Garden	100	1988	1988	97%
Via	Sunnyvale, CA	Mid-rise	284	2011	2011	97%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	1989	1989	97%
Vista Belvedere	Tiburon, CA	Mid-rise	76	1963	2004	95%
Verandas (12)	Union City, CA	Mid-rise	282	1989	2014	97%
Agora	Walnut Creek, CA	Mid-rise	49	2016	2016	96%
Brio (4)	Walnut Creek, CA	Mid-rise	300	2015	2019	97%
			23,263			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	2009	2014	97%
BellCentre	Bellevue, WA	Mid-rise	249	2001	2014	97%
Cedar Terrace	Bellevue, WA	Garden	180	1984	2005	96%
Courtyard off Main	Bellevue, WA	Mid-rise	110	2000	2010	96%
Ellington	Bellevue, WA	Mid-rise	220	1994	2014	97%
Emerald Ridge	Bellevue, WA	Garden	180	1987	1994	96%
Foothill Commons	Bellevue, WA	Mid-rise	394	1978	1990	97%
Palisades, The	Bellevue, WA	Garden	192	1977	1990	96%
Park Highland	Bellevue, WA	Mid-rise	250	1993	2014	97%
Piedmont	Bellevue, WA	Garden	396	1969	2014	96%
Sammamish View	Bellevue, WA	Garden	153	1986	1994	97%
Woodland Commons	Bellevue, WA	Garden	302	1978	1990	96%
Bothell Ridge (5)	Bothell, WA	Garden	214	1988	2014	96%
Canyon Pointe	Bothell, WA	Garden	250	1990	2003	96%
Inglenook Court	Bothell, WA	Garden	224	1985	1994	97%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	2000	2014	97%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	2000	2000	97%
Stonehedge Village	Bothell, WA	Garden	196	1986	1997	96%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	2000	2008	98%
Park Hill at Issaquah	Issaquah, WA	Garden	245	1999	1999	96%
Wandering Creek	Kent, WA	Garden	156	1986	1995	97%
Ascent	Kirkland, WA	Garden	90	1988	2012	97%
Bridle Trails	Kirkland, WA	Garden	108	1986	1997	96%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	1978	2010	96%
Evergreen Heights	Kirkland, WA	Garden	200	1990	1997	97%
Slater 116	Kirkland, WA	Mid-rise	108	2013	2013	97%
Montebello	Kirkland, WA	Garden	248	1996	2012	97%
Martha Lake Apartments (16)	Lynwood, WA	Mid-rise	155	1991	2021	96%
Aviara (19)	Mercer Island, WA	Mid-rise	166	2013	2014	97%
Laurels at Mill Creek	Mill Creek, WA	Garden	164	1981	1996	97%
Monterra in Mill Creek (16)	Mill Creek, WA	Garden	139	2003	2021	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (20)	Occupancy(2)
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	1989	2014	97%
The Elliot at Mukilteo (4)	Mukilteo, WA	Garden	301	1981	1997	97%
Castle Creek	Newcastle, WA	Garden	216	1998	1998	97%
Elevation	Redmond, WA	Garden	158	1986	2010	97%
Pure Redmond	Redmond, WA	Mid-rise	105	2016	2019	97%
Redmond Hill (8)	Redmond, WA	Garden	442	1985	2011	97%
Shadowbrook	Redmond, WA	Garden	418	1986	2014	95%
The Trails of Redmond	Redmond, WA	Garden	423	1985	2014	96%
Vesta (8)	Redmond, WA	Garden	440	1998	2011	97%
Brighton Ridge	Renton, WA	Garden	264	1986	1996	96%
Fairwood Pond	Renton, WA	Garden	194	1997	2004	97%
Forest View	Renton, WA	Garden	192	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	2001	2014	97%
8th & Republican (15)	Seattle, WA	Mid-rise	211	2016	2017	96%
Annaliese	Seattle, WA	Mid-rise	56	2009	2013	97%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	1992	2014	96%
The Bernard	Seattle, WA	Mid-rise	63	2008	2011	96%
Cairns, The	Seattle, WA	Mid-rise	99	2006	2007	96%
Collins on Pine	Seattle, WA	Mid-rise	76	2013	2014	98%
Canvas	Seattle, WA	Mid-rise	123	2014	2021	96%
Domaine	Seattle, WA	Mid-rise	92	2009	2012	96%
Expo (14)	Seattle, WA	Mid-rise	275	2012	2012	96%
Fountain Court	Seattle, WA	Mid-rise	320	2000	2000	97%
Patent 523	Seattle, WA	Mid-rise	295	2010	2010	96%
Taylor 28	Seattle, WA	Mid-rise	197	2008	2014	96%
Velo and Ray (15)	Seattle, WA	Mid-rise	308	2014	2019	96%
Vox Apartments	Seattle, WA	Mid-rise	58	2013	2013	97%
Wharfside Pointe	Seattle, WA	Mid-rise	155	1990	1994	96%
			12,525			97%

Total/Weighted Average			61,997			96%

Footnotes to the Company’s Portfolio Listing as of December 31, 2023

(1)Unless otherwise specified, the Company consolidates each community in accordance with U.S. GAAP.
(2)For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2023, except for communities that were stabilized during the year, in which case physical occupancy as of December 31, 2023 was used. For an explanation of how financial occupancy is calculated, see "Occupancy Rates" in this Item 2.
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

Holders

The approximate number of holders of record of the shares of Essex's common stock was 1,043 as of February 21, 2024. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 21, 2024, there were 62 holders of record of OP Units, including Essex.

Return of Capital

Under provisions of the Code, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2023, 2022, and 2021 related to common stock are as follows:

	2023	2022	2021
Common Stock
Ordinary income	88.46%	80.17%	70.92%
Capital gain	8.32%	16.78%	22.07%
Unrecaptured section 1250 capital gain	3.22%	3.05%	7.01%
	100.00%	100.00%	100.00%

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

The Board of Directors declared a dividend/distribution for the fourth quarter of 2023 of $2.31 per share. The dividend/distribution was paid on January 12, 2024 to stockholders/unitholders of record as of January 2, 2024.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Shareholders, under the headings "Equity Compensation Plans," to be filed with the SEC within 120 days of December 31, 2023.

Issuance of Registered Equity Securities

During the year ended December 31, 2023, the Company did not issue any shares of common stock under the 2021 ATM Program. As of December 31, 2023, there were no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.

Issuer Purchases of Equity Securities

In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the year ended December 31, 2023, the Company repurchased and retired 437,026 shares of its common stock totaling $95.7 million, including commissions, at an average price of $218.88 per share. As of December 31, 2023, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Performance Graph

The line graph below compares the cumulative total stockholder return on Essex's common stock for the last five years with the cumulative total return on the S&P 500 and the FTSE NAREIT Equity Apartments index over the same period. This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2018 and that all dividends were reinvested.

Essex Property Trust, Inc.
Total Return Performance (1)

Essex Property Trust, Inc.
FTSE apartment index
S&P 500
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Essex Property Trust, Inc.	$100.00	$125.92	$103.14	$157.18	$97.83	$119.33
FTSE NAREIT Equity Apartments Index	$100.00	$126.32	$106.94	$174.97	$119.06	$126.05
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21

(1)Common stock performance data is provided by S&P Global Market Intelligence.

The graph and other information furnished under the above caption "Performance Graph" in this Part II Item 5 of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2023 and 2022, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2023 and 2022, Essex issued an aggregate of zero and 76,246 shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of no amount and $19.5 million to the Operating Partnership in exchange for an aggregate of zero and 76,246 OP Units, as required by the Operating Partnership’s partnership agreement, during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, Essex issued an aggregate of 22,236 and 11,707 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 22,236 and 11,707 OP Units during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, Essex issued an aggregate of 13,684 and 8,310 shares of its common stock in connection with the exchange of OP Units by limited partners into shares of common stock. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership's partnership agreement, for an aggregate of 13,684 and 8,310 OP Units during the years ended December 31, 2023 and 2022, respectively.

Essex may sell shares through its equity distribution program, then contribute the net proceeds from these share issuances to the Operating Partnership in exchange for OP Units as required by the Operating Partnership's partnership agreement. During the years ended December 31, 2023 and 2022, the Company did not issue or sell any shares of common stock pursuant to the 2021 ATM Program. As of December 31, 2023, there were no outstanding forward sale agreements.

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of December 31, 2023, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of December 31, 2023, the Company owned or had ownership interests in 252 operating apartment communities, comprising 61,997 apartment homes, excluding the Company's ownership in preferred equity co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2023, the Company’s development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $114.0 million. The estimated remaining project costs are approximately $12.0 million, $6.5 million of which represents the Company's share of the estimated remaining costs, for total estimated project costs of $126.0 million.

As of December 31, 2023, the Company also had an ownership interest in three operating commercial buildings (totaling approximately 283,000 square feet).

By region, the Company's operating results for 2023 and 2022 and projection for 2024 new housing supply (defined as new multifamily apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing) and 2024 estimated Same-Property revenue growth are as follows:

Southern California Region: As of December 31, 2023, this region represented 43% of the Company’s consolidated operating apartment homes. Revenues for "2023 Same-Properties" (as defined below), or "Same-Property revenues," increased 4.9% in 2023 as compared to 2022. In 2024, the Company projects new residential supply of 27,400 apartment homes and single family homes, which represents 0.4% of the total housing stock.

Northern California Region: As of December 31, 2023, this region represented 37% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 4.0% in 2023 as compared to 2022. In 2024, the Company projects new residential supply of 10,500 apartment homes and single family homes, which represents 0.4% of the total housing stock.

Seattle Metro Region: As of December 31, 2023, this region represented 20% of the Company’s consolidated operating apartment homes. Same-Property revenues increased 4.0% in 2023 as compared to 2022. In 2024, the Company projects new residential supply of 11,700 apartment homes and single family homes, which represents 0.9% of the total housing stock.

In total, the Company projects an increase in 2024 Same-Property revenues of between 0.7% to 2.7%. Same-Property operating expenses are projected to increase in 2024 by 3.5% to 5.0%.

The Company’s consolidated operating communities are as follows:

	As of		As of
	December 31, 2023		December 31, 2022
	Apartment Homes	%	Apartment Homes	%
Southern California	21,986	43%	22,151	43%
Northern California	19,245	37%	19,230	37%
Seattle Metro	10,341	20%	10,341	20%
Total	51,572	100%	51,722	100%

Co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Market Considerations

The Company is emerging from restrictions resulting from the COVID-19 pandemic and continues to comply with the stated intent of local, county, state and federal laws, some of which limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes and in various regions in which our communities are located, impacting the Company and its properties. Concurrently, geopolitical tensions and regional conflicts have increased uncertainty during 2022 and 2023. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time.

The long-term impact of these developments will largely depend on future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2023 and 2022) have generally remained higher than the pre-pandemic historical average of 0.35% since the second quarter of 2020. Cash delinquencies were elevated at 1.3% for 2022 and further increased to 1.9% in 2023. The lower cash delinquencies in 2022 was due to $34.5 million of Emergency Rental Assistance payments compared to $2.6 million received during 2023, however current tenant delinquencies remained well above pre-pandemic levels. The Company continues to work with residents to collect such cash delinquencies. As of December 31, 2023, the delinquencies have not had a material adverse impact to the Company's liquidity position. The Company's average financial occupancy for the Company's Same-Property portfolio increased slightly from 96.1% for the year ended December 31, 2022 to 96.4% for the year ended December 31, 2023.

The foregoing macroeconomic conditions have not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company's financing activity during the year ended December 31, 2023 discussed in the “Liquidity and Capital Resources" section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2023 to the Year Ended December 31, 2022

The Company’s average financial occupancy for the Company’s stabilized apartment communities or "2023 Same-Property" (stabilized properties consolidated by the Company for the years ended December 31, 2023 and 2022) increased 30 basis points to 96.4% in 2023 from 96.1% in 2022. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2023 Same-Property portfolio for financial occupancy for the years ended December 31, 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022
Southern California	96.3%	96.2%
Northern California	96.5%	96.1%
Seattle Metro	96.6%	95.8%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2023 Same-Properties.

	Number of Apartment	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Homes	2023	2022	Change	Change
2023 Same-Properties:
Southern California	21,352	$666,062	$634,996	$31,066	4.9%
Northern California	18,371	633,736	609,261	24,475	4.0%
Seattle Metro	10,341	282,092	271,248	10,844	4.0%
Total 2023 Same-Property Revenues	50,064	1,581,890	1,515,505	66,385	4.4%
2023 Non-Same Property Revenues		76,374	80,170	(3,796)	(4.7)%
Total Property Revenues		$1,658,264	$1,595,675	$62,589	3.9%

2023 Same-Property Revenues increased by $66.4 million or 4.4% to $1.6 billion for 2023 compared to $1.5 billion in 2022. The increase was primarily attributable to an increase of 4.5% in average rental rates from $2,493 for 2022 to $2,604 for 2023.

2023 Non-Same Property Revenues decreased by $3.8 million or 4.7% to $76.4 million in 2023 compared to $80.2 million in 2022. The decrease was primarily due to the sales of Anavia in 2022 and of CBC and The Sweeps in 2023, partially offset by the acquisitions of Regency Palm Court and Windsor Court in 2022, the acquisition of Hacienda at Camarillo Oaks in 2023, and an increase in average rental rates.

Management and other fees from affiliates stayed consistent at $11.1 million in 2023 and 2022.

Property operating expenses, excluding real estate taxes increased by $16.3 million or 5.8% to $299.7 million in 2023 compared to $283.4 million in 2022, primarily due to increases of $5.1 million in utilities expenses, $4.7 million in maintenance and repairs expenses, $4.1 million in administrative expenses, and $2.4 million in personnel costs. 2023 Same-Property operating expenses, excluding real estate taxes, increased by $18.0 million or 6.6% to $292.0 million in 2023 compared to $274.0 million in 2022, primarily due to increases of $5.7 million in utilities expenses, $5.1 million in maintenance and repairs expenses, $4.1 million in insurance and other expenses, $2.7 million in personnel costs, and $0.5 million in administrative expenses.

Real estate taxes increased by $1.9 million or 1.0% to $185.8 million in 2023 compared to $183.9 million in 2022, primarily due to an increase of approximately 2% in California real estate taxes, partially offset by a decrease from 2022 in real estate taxes in the Seattle metro region. 2023 Same-Property real estate taxes increased by $2.1 million or 1.3% to $171.3 million in 2023 compared to $169.2 million in 2022 primarily due to an increase of approximately 2% in California real estate taxes, partially offset by a decrease from 2022 in real estate taxes in the Seattle metro region.

Depreciation and amortization expense increased by $9.1 million or 1.7% to $548.4 million in 2023 compared to $539.3 million in 2022, primarily due to an increase in depreciation expense from the completion of Station Park Green (Phase IV) development property in 2022, the acquisition of the Company's joint venture partner's 49.8% interest in Essex JV LLC co-investment that owned Regency Palm Court and Windsor Court, in 2022, and the acquisition of Hacienda at Camarillo Oaks in 2023. The increase was partially offset by the sale of Anavia in 2022 and CBC and The Sweeps in 2023.

Gain on sale of real estate and land of $59.2 million in 2023 was attributable to the sale of CBC and The Sweeps apartment home community and the sale of a land parcel.

Interest expense increased by $8.1 million or 4.0% to $212.9 million in 2023 compared to $204.8 million in 2022, primarily due to borrowing on the $300.0 million unsecured term loan in April 2023, the $298.0 million of 10-year secured loans closed in July 2023, and higher average interest rates resulting in an increase in interest expense of $16.3 million. Additionally, there was a $1.4 million decrease in capitalized interest in 2023, due to a decrease in development activity as compared to the same period in 2022. These increases in interest expense were partially offset by regular principal payments and various debts that matured or were paid off, primarily due to the pay down of the $300.0 million of senior unsecured notes due May 1, 2023 and decreased borrowing on the Company's unsecured lines of credit during and after 2022, which resulted in a decrease in interest expense of $9.6 million for 2023.

Interest and other (loss) income increased by $65.3 million or 343.7% to income of $46.3 million in 2023 compared to a loss of $19.0 million in 2022, primarily due to increases of $55.6 million in realized and unrealized gains on marketable securities, $7.3 million in marketable securities and other income, and $3.7 million in insurance reimbursements, legal settlements, and other, driven by a legal settlement claim.

Equity income from co-investments decreased by $15.4 million or 59.2% to $10.6 million in 2023 compared to $26.0 million in 2022, primarily due to a decrease of $17.1 million in co-investment promote income, an increase of $31.6 million in impairment losses from unconsolidated co-investments offset by an increase of $39.7 million in equity income from non-core co-investments.

Comparison of Year Ended December 31, 2022 to the Year Ended December 31, 2021

For the comparison of the years ended December 31, 2022 and December 31, 2021, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023 under the subheading "Comparison of Year Ended December 31, 2022 to the Year Ended December 31, 2021."

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2023, 2022 and 2021 ($ in thousands):

	For the year ended December 31,
	2023	2022	2021
Cash flow provided by (used in):
Operating activities	$980,064	$975,649	$905,259
Investing activities	$(145,140)	$145,958	$(397,397)
Financing activities	$(477,271)	$(1,137,564)	$(533,265)

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

As of December 31, 2023, Essex owned a 96.6% general partner interest and the limited partners owned the remaining 3.4% interest in the Operating Partnership.

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

At December 31, 2023, the Company had $391.7 million of unrestricted cash and cash equivalents and $87.8 million in marketable securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during 2024. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2023, the Company had $5.1 billion of fixed rate public bonds outstanding at an average interest rate of 3.3% with maturity dates ranging from 2024 to 2050.

As of December 31, 2023, the Company’s mortgage notes payable totaled $887.2 million, net of unamortized premiums and debt issuance costs, which consisted of $665.7 million in fixed rate debt at an average interest rate of 4.3% and maturity dates ranging from 2025 to 2033 and $221.5 million of tax-exempt variable rate demand notes with a weighted average interest rate of 4.6%. The tax-exempt variable rate demand notes have maturity dates ranging from 2027 to 2046. $222.7 million is subject to total return swaps.

As of December 31, 2023, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit. As of December 31, 2023, there was no amount outstanding on the $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of December 31, 2023. This facility is scheduled to mature in January 2027, with two six-month extensions, exercisable at the Company's option. As of December 31, 2023, there was no amount outstanding on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of December 31, 2023. This facility is scheduled to mature in July 2024.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2023 and 2022.

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

The Company has four total return swap contracts, with an aggregate notional amount of $222.7 million, that effectively converts $222.7 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps, with $222.7 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting.

As of December 31, 2023 and 2022, the aggregate carrying value of the interest rate swap contracts were an asset of $4.3 million and $5.6 million, respectively. As of December 31, 2023 and 2022, the swap contracts were presented in the consolidated balance sheets as an asset of $4.3 million and $5.6 million, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets. The aggregate carrying and fair value of the total return swaps was zero at both December 31, 2023 and 2022.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was zero for the years ended December 31, 2023, 2022, and 2021.

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

The 2021 ATM Program replaced the prior equity distribution agreement entered into in September 2018 (the "2018 ATM Program"), which was terminated upon the establishment of the 2021 ATM Program. For the years ended December 31, 2023 and 2022, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of December 31, 2023, there were no outstanding forward purchase agreements, and $900.0 million of shares of common stock remain available to be sold under the 2021 ATM Program. For the year ended December 31, 2021, the Company did not issue any shares of its common stock through the 2021 ATM Program or through the 2018 ATM Program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2023, non-revenue generating capital expenditures totaled approximately $2,531 per apartment home. These expenditures do not include expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred due to changes in government regulations that the Company would not have incurred otherwise, retail, furniture and fixtures, or expenditures for which the Company has been reimbursed or expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2023, the Company's development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $114.0 million. Estimated remaining project costs are approximately $12.0 million, $6.5 million of which represents the Company's share of the estimated remaining costs, for total estimated project costs of $126.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2023, the Company had an interest in 264 apartment homes in communities actively under development with joint ventures for total estimated costs of $102.0 million. Total estimated remaining costs total approximately $12.0 million, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $6.5 million. In addition, the Company had an interest in 10,425 apartment homes in operating communities with joint ventures and other investments for a total book value of $437.4 million.

Real Estate and Other Commitments

The following table summarizes the Company's unfunded real estate and other future commitments at December 31, 2023 ($ in thousands):

	Number of Properties	Investment	Remaining Commitment
Joint ventures (1):
Preferred equity investments	2	$98,000	$38,000
Non-core co-investments	—	86,000	37,715

Consolidated:
Mezzanine loans	1	50,000	4,305
		$234,000	$80,020

(1) Excludes approximately $6.5 million of the Company's share of estimated project costs for LIVIA at Scripps Ranch which have been fully funded.

At December 31, 2023, the Company had operating lease commitments of $155.1 million for ground, building and garage leases with maturity dates ranging from 2025 to 2083. $7.3 million of this commitment is due within the next twelve months.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities) and six co-investments as of December 31, 2023 and 2022. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $956.7 million and $324.5 million, respectively, as of December 31, 2023, and $939.4 million and $324.3 million, respectively, as of December 31, 2022. Noncontrolling interests in these entities were $121.1 million and $121.5 million as of December 31, 2023 and 2022, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2023, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

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

The Company considers FFO and Core FFO to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO and Core FFO provide investors with additional bases to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and to pay dividends. By excluding gains or losses related to sales of depreciated operating properties and land, excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates) and excluding impairment write-downs from operating real estate and unconsolidated co-investments driven by a measurable decrease in the fair value of real estate held by the co-investment, FFO can help investors compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of the Company’s core business operations, Core FFO allows investors to compare the core operating performance of the Company to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results. The Company believes that its consolidated financial statements, prepared in accordance with U.S. GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the years ended December 31, 2023, 2022, and 2021.

	As of and for the years ended December 31,
	2023	2022	2021
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations attributable to common stockholders and unitholders:
Net income available to common stockholders	$405,825	$408,315	$488,554
Adjustments:
Depreciation and amortization	548,438	539,319	520,066
Gains not included in FFO	(59,238)	(111,839)	(145,253)
Casualty loss	433	—	—
Impairment loss from unconsolidated co-investments	33,700	2,105	—
Depreciation and amortization from unconsolidated co-investments	71,745	72,585	61,059
Noncontrolling interest related to Operating Partnership units	14,284	14,297	17,191
Depreciation attributable to third party ownership and other (1)	(1,474)	(1,421)	(571)
Funds from operations attributable to common stockholders and unitholders	$1,013,713	$923,361	$941,046
Non-core items:
Expensed acquisition and investment related costs	595	2,132	203
Tax expense (benefit) on unconsolidated co-investments (2)	697	(10,236)	15,668
Realized and unrealized (gains) losses on marketable securities, net	(10,006)	45,547	(36,504)
Provision for credit losses	70	(381)	141
Equity (income) loss from non-core co-investments (3)	(1,685)	38,045	(55,602)
Loss on early retirement of debt, net	—	2	19,010
Loss on early retirement of debt from unconsolidated co-investment	—	988	25
Co-investment promote income	—	(17,076)	—
Income from early redemption of preferred equity investments and notes receivable	(285)	(1,669)	(8,469)
General and administrative and other, net	6,629	2,536	1,026
Insurance reimbursements, legal settlements, and other, net	(9,821)	(5,392)	(35,234)
Core funds from operations attributable to common stockholders and unitholders	$999,907	$977,857	$841,310
Weighted average number of shares outstanding, diluted (FFO) (4)	66,514	67,375	67,335
Funds from operations attributable to common stockholders and unitholders per share - diluted	$15.24	$13.70	$13.98
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$15.03	$14.51	$12.49

(1)The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the twelve months ended December 31, 2023 was $3.3 million.
(2)Represents tax related to net unrealized gains or losses on technology co-investments.
(3)Represents the Company's share of co-investment or loss from technology co-investments.
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

	2023	2022	2021
Earnings from operations	$584,342	$595,229	$529,995
Adjustments:
Corporate-level property management expenses	45,872	40,704	36,211
Depreciation and amortization	548,438	539,319	520,066
Management and other fees from affiliates	(11,131)	(11,139)	(9,138)
General and administrative	63,474	56,577	51,838
Expensed acquisition and investment related costs	595	2,132	203
Casualty Loss	433	—	—
Gain on sale of real estate and land	(59,238)	(94,416)	(142,993)
NOI	1,172,785	1,128,406	986,182
Less: Non Same-Property NOI	(54,179)	(56,058)	(45,149)
Same-Property NOI	$1,118,606	$1,072,348	$941,033

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding the Company's expectations related to the continued evolution of the work-from-home trend, the Company's intent, beliefs or expectations with respect to the timing of completion of current development and redevelopment projects and the stabilization of such projects, the timing of lease-up and occupancy of its apartment communities, the anticipated operating performance of its apartment communities, the total projected costs of development and redevelopment projects, co-investment activities, qualification as a REIT under the Internal Revenue Code of 1986, as amended, the Company’s first quarter and full-year 2024 guidance (including net income, Total FFO and Core FFO and related assumptions, including with respect to GDP growth, job growth and market rent growth), 2024 same-property revenue, new housing growth, operating expenses and net operating income generally and in specific regions, the real estate markets in the geographies in which the Company's properties are located and in the United States in general, the adequacy of future cash flows to meet anticipated cash needs, its financing activities and the use of proceeds from such activities, the availability of debt and equity financing, general economic conditions including the potential impacts from such economic conditions, inflation, the labor market, supply chain impacts, geopolitical tensions and regional conflicts, trends affecting the Company's financial condition or results of operations, changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate, changes to laws and regulations in jurisdictions in which communities the Company owns are located, and other information that is not historical information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2023, the Company had one interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the unsecured term loan. As of December 31, 2023, the Company also had $222.7 million of secured variable rate indebtedness. The Company’s interest rate swap was designated as a cash flow hedge as of December 31, 2023. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of December 31, 2023. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2023.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$4,274	$7,961	$502
Total cash flow hedges	$300,000	2026	$4,274	$7,961	$502

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $222.7 million that effectively convert $222.7 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at December 31, 2023. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated the fair value of the Company’s $5.7 billion of fixed rate debt at December 31, 2023, to be $5.3 billion. Management has estimated the fair value of the Company’s $522.7 million of variable rate debt at December 31, 2023, to be $519.0 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	For the Years Ended December 31,
($ in thousands, except for interest rates)	2024	2025	2026	2027	2028	Thereafter	Total	Fair value
Fixed rate debt	$402,177	$632,035	$548,291	$419,558	$517,000	$3,198,000	$5,717,061	$5,299,805
Average interest rate	4.0%	3.5%	3.5%	3.8%	2.2%	3.3%
Variable rate debt (1)	$932	$1,019	$1,114	$384,397	$1,332	$133,937	$522,731	$519,003
Average interest rate	4.7%	4.7%	4.7%	4.2%	4.7%	4.6%

(1)$222.7 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of December 31, 2023. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2023, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, Essex’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2023. In making this assessment, Essex’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Essex’s management has concluded that, as of December 31, 2023, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2023, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled "Internal Control-Integrated Framework (2013)" published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2023, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."
Severance Plan
On February 21 2024, the Company’s Board adopted the Amended and Restated Essex Property Trust, Inc. Executive Severance Plan (the “Severance Plan”) replacing the existing severance plan dating from 2013. The Severance Plan provides for the payment of severance and other benefits to participants in the event of a qualifying termination of employment with the Company. Each of the Company’s executive officers is eligible to participate in the Severance Plan.

Under the Severance Plan, in the event of a termination of employment by the Company without cause, outside of the change in control context, an executive will be eligible to receive a lump-sum cash payment equal to the sum of (i) a number of weeks’ base salary, determined based on the executive’s number of completed years of service at the time of termination, with a maximum of 52 weeks (or 24 months’ base salary for the Chief Executive Officer (“CEO”)), plus (ii) his or her pro-rated target annual bonus for the year of termination.

In the event of a termination of employment by the Company in the change of control context, an executive will be eligible to receive: (i) a lump-sum cash payment equal to 24 months’ base salary (36 months’ base salary for the CEO), plus two-times (three-times for the CEO) his or her target annual bonus for the year of termination; plus (ii) accelerated vesting of each outstanding equity award held by the executive as of his or her termination date (except for performance-vesting awards granted prior to the change in control, which will continue to be governed by the terms of the applicable award agreement); plus (iii) the extension of other in-place benefits as set forth in the Severance Plan.

An executive’s right to receive the severance payments and benefits described above is subject to his or her delivery and non-revocation of a general release of claims in favor of the Company, and his or her continued compliance with any applicable restrictive covenants.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Stockholders, under the heading "Board and Corporate Governance Matters," to be filed with the SEC within 120 days of December 31, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Stockholders, under the headings "Executive Compensation" and "Director Compensation," to be filed with the SEC within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Stockholders, under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the SEC within 120 days of December 31, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Stockholders, under the heading "Certain Relationships and Related Persons Transactions," to be filed with the SEC within 120 days of December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Stockholders, under the headings "Report of the Audit Committee" and "Fees Paid to KPMG LLP," to be filed with the SEC within 120 days of December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)	F-1

Consolidated Balance Sheets: As of December 31, 2023 and 2022	F-6

Consolidated Statements of Income: Years ended December 31, 2023, 2022, and 2021	F-7

Consolidated Statements of Comprehensive Income: Years ended December 31, 2023, 2022, and 2021	F-8

Consolidated Statements of Equity: Years ended December 31, 2023, 2022, and 2021	F-9

Consolidated Statements of Cash Flows: Years ended December 31, 2023, 2022, and 2021	F-11

Notes to Consolidated Financial Statements	F-20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets: As of December 31, 2023 and 2022	F-13

Consolidated Statements of Income: Years ended December 31, 2023, 2022, and 2021	F-14

Consolidated Statements of Comprehensive Income: Years ended December 31, 2023, 2022, and 2021	F-15

Consolidated Statements of Capital: Years ended December 31, 2023, 2022, and 2021	F-16

Consolidated Statements of Cash Flows: Years ended December 31, 2023, 2022, and 2021	F-18

Notes to Consolidated Financial Statements	F-20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023	F-56

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of events or changes in circumstances that indicate rental properties may be impaired

As discussed in Note 2(d) to the consolidated financial statements, the Company evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may be impaired. As of December 31, 2023, the Company had $10.5 billion in rental properties.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to evaluate events or changes in circumstances that would indicate rental properties may be impaired. This included controls related to the process for determining the length of the period the Company expects to receive cash flows from the rental property. We evaluated the Company’s assessment by (1) inquiring with the Company about events or changes in circumstances considered by the Company, (2) considering certain factors related to the current economic environment, and (3) reading board of director’s minutes and external communications with investors and analysts.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

San Francisco, California
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Essex Property Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Partners of Essex Portfolio, L.P. and the Board of Directors of Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of events or changes in circumstances that indicate rental properties may be impaired

As discussed in Note 2(d) to the consolidated financial statements, the Operating Partnership evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying amount of a rental property may be impaired. As of December 31, 2023, the Operating Partnership had $10.5 billion in rental properties.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Operating Partnership’s process to evaluate events or changes in circumstances that would indicate rental properties may be impaired. This included controls related to the process for determining the length of the period the Operating Partnership expects to receive cash flows from the rental property. We evaluated the Operating Partnership’s assessment by (1) inquiring with the Operating Partnership about events or changes in circumstances considered by the Operating Partnership, (2) considering certain factors related to the current economic environment, and (3) reading board of director’s minutes and external communications with investors and analysts.

/s/ KPMG LLP

We have served as the Operating Partnership's auditor since 2013.

San Francisco, California
February 23, 2024

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022
(Dollars in thousands, except share amounts)

	2023	2022
ASSETS
Real estate:
Rental properties:
Land and land improvements	$3,036,912	$3,043,321
Buildings and improvements	13,098,311	12,922,906
	16,135,223	15,966,227
Less: accumulated depreciation	(5,664,931)	(5,152,133)
	10,470,292	10,814,094
Real estate under development	23,724	24,857
Co-investments	1,061,733	1,127,491
	11,555,749	11,966,442
Cash and cash equivalents-unrestricted	391,749	33,295
Cash and cash equivalents-restricted	8,585	9,386
Marketable securities, net of allowance for credit losses of zero as of both December 31, 2023 and December 31, 2022	87,795	112,743
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.3 million as of December 31, 2023 and December 31, 2022 (includes related party receivables of $6.1 million and $7.0 million as of December 31, 2023 and December 31, 2022, respectively)	174,621	103,045
Operating lease right-of-use assets	63,757	67,239
Prepaid expenses and other assets	79,171	80,755
Total assets	$12,361,427	$12,372,905
LIABILITIES AND EQUITY
Unsecured debt, net	$5,318,531	$5,312,168
Mortgage notes payable, net	887,204	593,943
Lines of credit	—	52,073
Accounts payable and accrued liabilities	176,401	165,461
Construction payable	20,659	23,159
Dividends payable	155,695	149,166
Distributions in excess of investments in co-investments	65,488	42,532
Operating lease liabilities	65,091	68,696
Other liabilities	46,175	43,441
Total liabilities	6,735,244	6,450,639
Commitments and contingencies
Redeemable noncontrolling interest	32,205	27,150
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,203,497 and 64,604,603 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,656,720	6,750,076
Distributions in excess of accumulated earnings	(1,267,536)	(1,080,176)
Accumulated other comprehensive income, net	33,556	46,466
Total stockholders' equity	5,422,746	5,716,372
Noncontrolling interest	171,232	178,744
Total equity	5,593,978	5,895,116
Total liabilities and equity	$12,361,427	$12,372,905

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except per share and share amounts)

	2023	2022	2021
Revenues:
Rental and other property	$1,658,264	$1,595,675	$1,431,418
Management and other fees from affiliates	11,131	11,139	9,138
	1,669,395	1,606,814	1,440,556
Expenses:
Property operating, excluding real estate taxes	299,672	283,351	264,869
Real estate taxes	185,807	183,918	180,367
Corporate-level property management expenses	45,872	40,704	36,211
Depreciation and amortization	548,438	539,319	520,066
General and administrative	63,474	56,577	51,838
Expensed acquisition and investment related costs	595	2,132	203
Casualty loss	433	—	—
	1,144,291	1,106,001	1,053,554
Gain on sale of real estate and land	59,238	94,416	142,993
Earnings from operations	584,342	595,229	529,995
Interest expense	(212,905)	(204,798)	(203,125)
Total return swap income	3,148	7,907	10,774
Interest and other income (loss)	46,259	(19,040)	98,744
Equity income from co-investments	10,561	26,030	111,721
Tax (expense) benefit on unconsolidated co-investments	(697)	10,236	(15,668)
Loss on early retirement of debt, net	—	(2)	(19,010)
Gain on remeasurement of co-investment	—	17,423	2,260
Net income	430,708	432,985	515,691
Net income attributable to noncontrolling interest	(24,883)	(24,670)	(27,137)
Net income available to common stockholders	$405,825	$408,315	$488,554
Per share data:
Basic:
Net income available to common stockholders	$6.32	$6.27	$7.51
Weighted average number of shares outstanding during the year	64,252,232	65,079,764	65,051,465
Diluted:
Net income available to common stockholders	$6.32	$6.27	$7.51
Weighted average number of shares outstanding during the year	64,253,385	65,098,186	65,088,874

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	2023	2022	2021
Net income	$430,708	$432,985	$515,691
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	(13,364)	54,158	9,170
Change in fair value of marketable debt securities, net	—	233	329
Reversal of unrealized gains upon the sale of marketable debt securities	—	(577)	—
Total other comprehensive (loss) income	(13,364)	53,814	9,499
Comprehensive income	417,344	486,799	525,190
Comprehensive income attributable to noncontrolling interest	(24,429)	(26,466)	(27,459)
Comprehensive income attributable to controlling interest	$392,915	$460,333	$497,731

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2023, 2022 and 2021
(Dollars and shares in thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Shares	Amount
Balances at December 31, 2020	64,999	$6	$6,876,326	$(861,193)	$(14,729)	$182,782	$6,183,192
Net income	—	—	—	488,554	—	27,137	515,691
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	8,859	311	9,170
Change in fair value of marketable debt securities, net	—	—	—	—	318	11	329
Issuance of common stock under:
Stock option and restricted stock plans, net	279	1	53,051	—	—	—	53,052
Sale of common stock, net	—	—	(455)	—	—	—	(455)
Equity based compensation costs	—	—	11,286	—	—	397	11,683
Retirement of common stock, net	(40)	—	(9,172)	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(7,489)	—	—	599	(6,890)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(29,341)	(29,341)
Redemptions of noncontrolling interest	10	—	(7,566)	—	—	(891)	(8,457)
Common stock dividends ($8.36 per share)	—	—	—	(544,194)	—	—	(544,194)
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	408,315	—	24,670	432,985
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(557)	(20)	(577)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	52,351	1,807	54,158
Change in fair value of marketable debt securities, net	—	—	—	—	224	9	233
Issuance of common stock under:
Stock option and restricted stock plans, net	89	—	17,309	—	—	—	17,309
Sale of common stock, net	—	—	(314)	—	—	—	(314)
Equity based compensation costs	—	—	11,059	—	—	387	11,446
Retirement of common stock, net	(740)	(1)	(189,725)	—	—	—	(189,726)

Changes in the redemption value of redeemable noncontrolling interest	—	—	6,230	—	—	808	7,038
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(30,959)	(30,959)
Redemptions of noncontrolling interest	8	—	(10,464)	—	—	(988)	(11,452)
Common stock dividends ($8.80 per share)	—	—	—	(571,658)	—	—	(571,658)
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	405,825		24,883	430,708
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(12,910)	(454)	(13,364)
Issuance of common stock under:
Stock option and restricted stock plans, net	21	—	(3,825)	—	—	—	(3,825)
Sale of common stock, net	—	—	(347)	—	—	—	(347)
Equity based compensation costs	—	—	11,723	—	—	412	12,135
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,150)	—	—	95	(5,055)
Distributions to noncontrolling interest	—	—	—	—	—	(31,939)	(31,939)
Redemptions of noncontrolling interest	14	—	(100)	—	—	(509)	(609)
Common stock dividends ($9.24 per share)	—	—	—	(593,185)	—	—	(593,185)
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$430,708	$432,985	$515,691
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	2,773	3,330	9,672
Depreciation and amortization	548,438	539,319	520,066
Amortization of discount and debt financing costs, net	6,911	6,712	9,538
Realized and unrealized (gains) losses on marketable securities, net	(10,006)	45,547	(36,504)
Income from early redemption of notes receivable	—	(811)	(4,939)
Provision for credit losses	70	381	141
Equity income from co-investments	(10,561)	(26,030)	(111,721)
Operating distributions from co-investments	76,787	95,256	104,833
Accrued interest from notes and other receivables	(12,631)	(13,953)	(15,902)
Casualty loss	433	—	—
Gain on the sale of real estate and land	(59,238)	(94,416)	(142,993)
Equity-based compensation	8,031	7,206	7,308
Loss on early retirement of debt, net	—	2	19,010
Gain on remeasurement of co-investment	—	(17,423)	(2,260)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(9,721)	5,183	4,878
Accounts payable, accrued liabilities, and operating lease liabilities	5,335	(17,266)	22,298
Other liabilities	2,735	9,627	6,143
Net cash provided by operating activities	980,064	975,649	905,259
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(25,098)	(21,870)	(153,481)
Redevelopment	(72,577)	(96,718)	(61,671)
Development acquisitions of and additions to development real estate	(7,872)	(27,713)	(49,784)
Capital expenditures on rental properties	(140,371)	(163,193)	(121,195)
Investments in notes receivable	(58,127)	(168,095)	(245,144)
Collections of notes and other receivables	—	412,006	104,405
Proceeds from insurance for property losses	3,431	4,325	879
Proceeds from dispositions of real estate	99,388	157,985	297,454
Contributions to co-investments	(37,405)	(163,188)	(306,266)
Changes in refundable deposits	10,200	(16,318)	(9,486)
Purchases of marketable securities	(20,780)	(18,109)	(23,805)
Sales and maturities of marketable securities	64,320	71,222	16,577
Non-operating distributions from co-investments	39,751	175,624	154,120
Net cash (used in) provided by investing activities	(145,140)	145,958	(397,397)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	598,000	—	745,505

Payments on unsecured debt and mortgage notes	(302,429)	(64,542)	(1,053,501)
Proceeds from lines of credit	844,046	1,376,452	1,050,589
Repayments of lines of credit	(896,119)	(1,665,636)	(709,332)
Retirement of common stock	(95,657)	(189,726)	(9,172)
Additions to deferred charges	(1,736)	(2,638)	(8,350)
Payments related to debt prepayment penalties	—	—	(18,342)
Net proceeds from issuance of common stock	(347)	(314)	(455)
Net proceeds from stock options exercised	—	19,525	58,497
Payments related to tax withholding for share-based compensation	(3,825)	(2,216)	(5,445)
Contributions from noncontrolling interest	—	125	1,900
Distributions to noncontrolling interest	(31,619)	(30,740)	(29,379)
Redemption of noncontrolling interest	(609)	(11,452)	(8,457)
Redemption of redeemable noncontrolling interest	—	(478)	(4,463)
Common stock dividends paid	(586,976)	(565,924)	(542,860)
Net cash used in financing activities	(477,271)	(1,137,564)	(533,265)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	357,653	(15,957)	(25,403)
Unrestricted and restricted cash and cash equivalents at beginning of period	42,681	58,638	84,041
Unrestricted and restricted cash and cash equivalents at end of period	$400,334	$42,681	$58,638

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$207,038	$198,323	$194,203
Interest capitalized	$823	$2,272	$6,153
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,962	$6,987	$6,963

Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$1,497	$100,737	$328,393
Transfer from real estate under development to co-investments	$1,732	$2,276	$3,068
Reclassifications to (from) redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$5,055	$(7,038)	$6,890
Debt assumed in connection with acquisition	$—	$21,303	$—

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022
(Dollars in thousands, except per unit amounts)

	2023	2022
ASSETS
Real estate:
Rental properties:
Land and land improvements	$3,036,912	$3,043,321
Buildings and improvements	13,098,311	12,922,906
	16,135,223	15,966,227
Less: accumulated depreciation	(5,664,931)	(5,152,133)
	10,470,292	10,814,094
Real estate under development	23,724	24,857
Co-investments	1,061,733	1,127,491
	11,555,749	11,966,442
Cash and cash equivalents-unrestricted	391,749	33,295
Cash and cash equivalents-restricted	8,585	9,386
Marketable securities, net of allowance for credit losses of zero as of both December 31, 2023 and December 31, 2022	87,795	112,743
Notes and other receivables, net of allowance for credit losses of $0.7 million and $0.3 million as of December 31, 2023 and December 31, 2022 (includes related party receivables of $6.1 million and $7.0 million as of December 31, 2023 and December 31, 2022, respectively)	174,621	103,045
Operating lease right-of-use assets	63,757	67,239
Prepaid expenses and other assets	79,171	80,755
Total assets	$12,361,427	$12,372,905
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,318,531	$5,312,168
Mortgage notes payable, net	887,204	593,943
Lines of credit	—	52,073
Accounts payable and accrued liabilities	176,401	165,461
Construction payable	20,659	23,159
Distributions payable	155,695	149,166
Distributions in excess of investments in co-investments	65,488	42,532
Operating lease liabilities	65,091	68,696
Other liabilities	46,175	43,441
Total liabilities	6,735,244	6,450,639
Commitments and contingencies
Redeemable noncontrolling interest	32,205	27,150
Capital:
General Partner:
Common equity (64,203,497 and 64,604,603 units issued and outstanding, respectively)	5,389,190	5,669,906
	5,389,190	5,669,906
Limited Partners:
Common equity (2,258,812 and 2,272,496 units issued and outstanding, respectively)	44,991	51,454
Accumulated other comprehensive income	38,646	52,010
Total partners' capital	5,472,827	5,773,370
Noncontrolling interest	121,151	121,746
Total capital	5,593,978	5,895,116
Total liabilities and capital	$12,361,427	$12,372,905

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2023, 2022, and 2021
(Dollars in thousands, except per unit and unit amounts)

	2023	2022	2021
Revenues:
Rental and other property	$1,658,264	$1,595,675	$1,431,418
Management and other fees from affiliates	11,131	11,139	9,138
	1,669,395	1,606,814	1,440,556
Expenses:
Property operating, excluding real estate taxes	299,672	283,351	264,869
Real estate taxes	185,807	183,918	180,367
Corporate-level property management expenses	45,872	40,704	36,211
Depreciation and amortization	548,438	539,319	520,066
General and administrative	63,474	56,577	51,838
Expensed acquisition and investment related costs	595	2,132	203
Casualty loss	433	—	—
	1,144,291	1,106,001	1,053,554
Gain on sale of real estate and land	59,238	94,416	142,993
Earnings from operations	584,342	595,229	529,995
Interest expense	(212,905)	(204,798)	(203,125)
Total return swap income	3,148	7,907	10,774
Interest and other income (loss)	46,259	(19,040)	98,744
Equity income from co-investments	10,561	26,030	111,721
Tax (expense) benefit on unconsolidated co-investments	(697)	10,236	(15,668)
Loss on early retirement of debt, net	—	(2)	(19,010)
Gain on remeasurement of co-investment	—	17,423	2,260
Net income	430,708	432,985	515,691
Net income attributable to noncontrolling interest	(10,599)	(10,373)	(9,946)
Net income available to common unitholders	$420,109	$422,612	$505,745
Per unit data:
Basic:
Net income available to common unitholders	$6.32	$6.27	$7.51
Weighted average number of common units outstanding during the year	66,513,303	67,356,105	67,340,856
Diluted:
Net income available to common unitholders	$6.32	$6.27	$7.51
Weighted average number of common units outstanding during the year	66,514,456	67,374,527	67,378,265

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022, and 2021
(Dollars in thousands)

	2023	2022	2021
Net income	$430,708	$432,985	$515,691
Other comprehensive income (loss):
Change in fair value of derivatives and amortization of swap settlements	(13,364)	54,158	9,170
Change in fair value of marketable debt securities, net	—	233	329
Reversal of unrealized gains upon the sale of marketable debt securities	—	(577)	—
Total other comprehensive (loss) income	(13,364)	53,814	9,499
Comprehensive income	417,344	486,799	525,190
Comprehensive income attributable to noncontrolling interest	(10,599)	(10,373)	(9,946)
Comprehensive income attributable to controlling interest	$406,745	$476,426	$515,244
See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2023, 2022, and 2021
(Dollars and units in thousands)

					Accumulated other comprehensive income (loss), net
	General Partner		Limited Partners			Noncontrolling interest	Total
	Common Equity		Common Equity
	Units	Amount	Units	Amount
Balances at December 31, 2020	64,999	$6,015,139	2,295	$58,184	$(11,303)	$121,172	$6,183,192
Net income	—	488,554	—	17,191	—	9,946	515,691
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,170	—	9,170
Change in fair value of marketable debt securities, net	—	—	—	—	329	—	329
Issuance of common units under:
General partner's stock based compensation, net	279	53,052	—	—	—	—	53,052
Sale of common stock by general partner, net	—	(455)	—	—	—	—	(455)
Equity based compensation costs	—	11,286	—	397	—	—	11,683
Retirement of common units, net	(40)	(9,172)	—	—	—	—	(9,172)
Changes in the redemption value of redeemable noncontrolling interest	—	(7,489)	—	152	—	447	(6,890)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interest	—	—	—	—	—	(10,215)	(10,215)
Redemptions	10	(7,566)	(13)	(296)	—	(595)	(8,457)
Distributions declared ($8.36 per unit)	—	(544,194)	—	(19,126)	—	—	(563,320)
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	408,315	—	14,297	—	10,373	432,985
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(577)	—	(577)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	54,158	—	54,158
Change in fair value of marketable debt securities, net	—	—	—	—	233	—	233
Issuance of common stock under:
General partner's stock based compensation, net	89	17,309	—	—	—	—	17,309
Sale of common stock by general partner, net	—	(314)	—	—	—	—	(314)
Equity based compensation costs	—	11,059	—	387	—	—	11,446
Retirement of common units, net	(740)	(189,726)	—	—	—	—	(189,726)

Changes in redemption value of redeemable noncontrolling interest	—	6,230	—	386	—	422	7,038
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(10,935)	(10,935)
Redemptions	8	(10,464)	(10)	(94)	—	(894)	(11,452)
Distributions declared ($8.80 per unit)	—	(571,658)	—	(20,024)	—	—	(591,682)
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	405,825	—	14,284	—	10,599	430,708
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(13,364)	—	(13,364)
Issuance of common stock under:
General partner's stock based compensation, net	21	(3,825)	—	—	—	—	(3,825)
Sale of common stock by general partner, net	—	(347)	—	—	—	—	(347)
Equity based compensation costs	—	11,723	—	412	—	—	12,135
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in redemption value of redeemable noncontrolling interest	—	(5,150)	—	75	—	20	(5,055)
Distributions to noncontrolling interest	—	—	—	—	—	(11,060)	(11,060)
Redemptions	14	(100)	(13)	(355)	—	(154)	(609)
Distributions declared ($9.24 per unit)	—	(593,185)	—	(20,879)	—	—	(614,064)
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2023, 2022, and 2021
(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$430,708	$432,985	$515,691
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	2,773	3,330	9,672
Depreciation and amortization	548,438	539,319	520,066
Amortization of discount and debt financing costs, net	6,911	6,712	9,538
Realized and unrealized (gains) losses on marketable securities, net	(10,006)	45,547	(36,504)
Income from early redemption of notes receivable	—	(811)	(4,939)
Provision for credit losses	70	381	141
Equity income from co-investments	(10,561)	(26,030)	(111,721)
Operating distributions from co-investments	76,787	95,256	104,833
Accrued interest from notes and other receivables	(12,631)	(13,953)	(15,902)
Casualty loss	433	—	—
Gain on the sale of real estate and land	(59,238)	(94,416)	(142,993)
Equity-based compensation	8,031	7,206	7,308
Loss on early retirement of debt, net	—	2	19,010
Gain on remeasurement of co-investment	—	(17,423)	(2,260)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(9,721)	5,183	4,878
Accounts payable, accrued liabilities, and operating lease liabilities	5,335	(17,266)	22,298
Other liabilities	2,735	9,627	6,143
Net cash provided by operating activities	980,064	975,649	905,259
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(25,098)	(21,870)	(153,481)
Redevelopment	(72,577)	(96,718)	(61,671)
Development acquisitions of and additions to development real estate	(7,872)	(27,713)	(49,784)
Capital expenditures on rental properties	(140,371)	(163,193)	(121,195)
Investments in notes receivable	(58,127)	(168,095)	(245,144)
Collections of notes and other receivables	—	412,006	104,405
Proceeds from insurance for property losses	3,431	4,325	879
Proceeds from dispositions of real estate	99,388	157,985	297,454
Contributions to co-investments	(37,405)	(163,188)	(306,266)
Changes in refundable deposits	10,200	(16,318)	(9,486)
Purchases of marketable securities	(20,780)	(18,109)	(23,805)
Sales and maturities of marketable securities	64,320	71,222	16,577
Non-operating distributions from co-investments	39,751	175,624	154,120
Net cash (used in) provided by investing activities	(145,140)	145,958	(397,397)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	598,000	—	745,505

Payments on unsecured debt and mortgage notes	(302,429)	(64,542)	(1,053,501)
Proceeds from lines of credit	844,046	1,376,452	1,050,589
Repayments of lines of credit	(896,119)	(1,665,636)	(709,332)
Retirement of common units	(95,657)	(189,726)	(9,172)
Additions to deferred charges	(1,736)	(2,638)	(8,350)
Payments related to debt prepayment penalties	—	—	(18,342)
Net proceeds from issuance of common units	(347)	(314)	(455)
Net proceeds from stock options exercised	—	19,525	58,497
Payments related to tax withholding for share-based compensation	(3,825)	(2,216)	(5,445)
Contributions from noncontrolling interest	—	125	1,900
Distributions to noncontrolling interest	(8,558)	(8,450)	(8,369)
Redemption of noncontrolling interests	(609)	(11,452)	(8,457)
Redemption of redeemable noncontrolling interests	—	(478)	(4,463)
Common units distributions paid	(610,037)	(588,214)	(563,870)
Net cash used in financing activities	(477,271)	(1,137,564)	(533,265)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	357,653	(15,957)	(25,403)
Unrestricted and restricted cash and cash equivalents at beginning of period	42,681	58,638	84,041
Unrestricted and restricted cash and cash equivalents at end of period	$400,334	$42,681	$58,638

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$207,038	$198,323	$194,203
Interest capitalized	$823	$2,272	$6,153
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,962	$6,987	$6,963

Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$1,497	$100,737	$328,393
Transfer from real estate under development to co-investments	$1,732	$2,276	$3,068
Reclassifications to (from) redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$5,055	$(7,038)	$6,890
Debt assumed in connection with acquisition	$—	$21,303	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

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

Essex is the sole general partner of the Operating Partnership with a 96.6% general partner interest and the limited partners owned a 3.4% interest as of December 31, 2023. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding were 2,258,812 and 2,272,496 as of December 31, 2023 and 2022, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock, totaled approximately $560.0 million and $481.6 million, as of December 31, 2023 and 2022, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2023, the Company owned or had ownership interests in 252 operating apartment communities, comprising 61,997 apartment homes, excluding the Company's ownership interests in preferred interest co-investments, loan investments, three operating commercial buildings, and a development pipeline comprised of one unconsolidated joint venture project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

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

Noncontrolling interest includes the 3.4% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2023 and 2022. These percentages include the Operating Partnership’s vested long-term incentive plan units (see Note 14).

(b) Recent Accounting Pronouncements

In November, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for the Company's 2024 annual reporting. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

In August 2023, the FASB issued ASU No. 2023-05 "Business Combinations —Joint Venture Formations (Subtopic 805-60)" under which an entity that qualifies as a joint venture is required to apply a new basis of accounting upon the formation of the joint venture. The amendments in ASU 2023-05 require that a joint venture must initially measure its assets and liabilities at fair value on the formation date. ASU 2023-05 is effective for all joint ventures that are formed on or after January 1, 2025 and early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

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
December 31, 2023, 2022, and 2021

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

The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases is $6.1 million and $7.4 million as of December 31, 2023 and 2022, respectively, and are included in prepaid expenses and other assets on the Company's consolidated balance sheets.

The Company periodically assesses the carrying value of its consolidated real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance compared to budget for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company's ability to hold and its intent with regard to each asset, and each property's remaining useful life. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and/or sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost or fair value less estimated costs to sell. As of December 31, 2023 and 2022, no properties were classified as held for sale. The Company did not record an impairment charge on any of its consolidated real estate investments for the years ended December 31, 2023, 2022, and 2021.

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

(d) Co-investments

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
December 31, 2023, 2022, and 2021

(e) Revenues and Gains on Sale of Real Estate and Land

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

(f) Cash, Cash Equivalents and Restricted Cash

Highly liquid investments, including certificates of deposits, generally with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash balances relate primarily to reserve requirements for capital replacement at certain communities in connection with the Company’s mortgage debt.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows ($ in thousands):

	2023	2022	2021
Cash and cash equivalents - unrestricted	$391,749	$33,295	$48,420
Cash and cash equivalents - restricted	8,585	9,386	10,218
Total unrestricted and restricted cash and cash equivalents shown in the consolidated statements of cash flows	$400,334	$42,681	$58,638

(g) Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements as discussed later in Note 2). As of December 31, 2023 and 2022, $0.1 million and $0.2 million, respectively, of equity securities presented within common stock and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any realized and unrealized gains and losses in equity securities and interest income are included in interest and other income on the consolidated statements of income. There were no other than temporary impairment charges for the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023 and 2022, equity securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

As of December 31, 2023 and 2022, marketable securities consist of the following ($ in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain (loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$26,460	$(1,584)	$24,876
Common stock, preferred stock, and stock funds	51,328	11,591	62,919

Total - Marketable securities	$77,788	$10,007	$87,795

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Carrying Value
Equity securities:
Investment funds - debt securities	$43,155	$(6,771)	$36,384
Common stock, preferred stock, and stock funds	78,481	(2,122)	76,359

Total - Marketable securities	$121,636	$(8,893)	$112,743

(h) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2023 and 2022, no notes were impaired.

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
December 31, 2023, 2022, and 2021

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

(i) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, employee compensation costs, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs, inclusive of capitalized interest, as well as capitalized development and redevelopment fees totaled $19.5 million, $20.4 million and $23.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

(j) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements. Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability. The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities. The Company uses Level 2 inputs for its notes receivable, notes payable, and derivative assets/liabilities. These inputs include interest rates for similar financial instruments. The Company’s valuation methodology for derivatives is described in Note 9. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of December 31, 2023 and 2022, because interest rates, yields and other terms for these instruments are consistent with interest rates, yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $5.7 billion at both December 31, 2023 and 2022, to be $5.3 billion and $5.2 billion at December 31, 2023 and 2022, respectively. Management has estimated the fair value of the Company’s $520.0 million and $274.2 million of variable rate debt at December 31, 2023 and 2022, respectively, to be $519.0 million and $273.2 million at December 31, 2023 and 2022, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2023 and 2022 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of December 31, 2023 and 2022.

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
December 31, 2023, 2022, and 2021

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

(l) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code (the "IRC"), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2023 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

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

The status of cash dividends distributed for the years ended December 31, 2023, 2022, and 2021 related to common stock are classified for tax purposes as follows:

	2023	2022	2021
Common Stock
Ordinary income	88.46%	80.17%	70.92%
Capital gain	8.32%	16.78%	22.07%
Unrecaptured section 1250 capital gain	3.22%	3.05%	7.01%
	100.00%	100.00%	100.00%

(m) Equity-based Compensation

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

(n) Changes in Accumulated Other Comprehensive Income, by Component

Changes in Accumulated Other Comprehensive Income, Net, by Component
Essex Property Trust, Inc. ($ in thousands)

Change in fair value and amortization of swap settlements
Balance at December 31, 2022	$46,466
Other comprehensive loss before reclassification	(12,930)
Amounts reclassified from accumulated other comprehensive loss	20
Other comprehensive loss	(12,910)
Balance at December 31, 2023	$33,556

Changes in Accumulated Other Comprehensive Income, by Component
Essex Portfolio, L.P. ($ in thousands)

Change in fair value and amortization of swap settlements
Balance at December 31, 2022	$52,010
Other comprehensive loss before reclassification	(13,384)
Amounts reclassified from accumulated other comprehensive loss	20
Other comprehensive loss	(13,364)
Balance at December 31, 2023	$38,646

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the consolidated statements of income.

(o) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $32.2 million and $27.2 million as of December 31, 2023 and 2022, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the years ended December 31, 2023, 2022, and 2021 are as follows:

	2023	2022	2021
Balance at January 1,	$27,150	$34,666	$32,239
Reclassifications due to change in redemption value and other	5,055	(7,038)	6,890
Redemptions	—	(478)	(4,463)
Balance at December 31,	$32,205	$27,150	$34,666

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

(p) Accounting Estimates

The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, and its notes receivable, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

(q) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of December 31, 2023 and 2022. The Company consolidates these entities because it is deemed the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $956.7 million and $324.5 million, respectively, as of December 31, 2023, and $939.4 million and $324.3 million, respectively, as of December 31, 2022. Noncontrolling interests in these entities were $121.1 million and $121.5 million as of December 31, 2023 and 2022, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE.

The DownREIT VIEs collectively own nine apartment communities in which the Company is the general partner or manager of the DownREIT entity, the Operating Partnership is a special limited partner or member, and the other limited partners or members were granted rights of redemption for their interests. Such limited partners or members can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners or members receive distributions based on the Company's current dividend rate multiplied by the number of units held. Total DownREIT units outstanding were 936,343 and 938,513 as of December 31, 2023 and 2022, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $232.2 million and $198.9 million, as of December 31, 2023 and 2022, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $32.2 million and $27.2 million as of December 31, 2023 and 2022, respectively. Of these amounts, $12.1 million and $9.2 million as of December 31, 2023 and 2022, respectively, represent units of limited partners' or members' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner's or members' right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common stock was $97.0 million as of both December 31, 2023 and 2022, and are classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

As of December 31, 2023 and 2022, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(r) Government Assistance

The Employee Retention Credit, as originally enacted by the Coronavirus Aid, Relief and Economic Security Act in March 2020, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before January 1, 2021. The purpose of the Employee Retention Credit was to encourage employers to keep employees on their payroll, even if they were not working during the covered period because of the effects of the COVID-19 pandemic. In December 2020, the Employee Retention Credit was amended and extended by the Taxpayer Certainty and Disaster Tax Relief Act in which eligible employers may claim a refundable tax credit against certain

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020 through June 30, 2021. The Company adopted a policy to recognize a receivable when earned and to offset the credit against related expenses. Accordingly, the Company recorded Employee Retention Credit of zero, $4.1 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is reflected in general and administrative expenses, property operating, excluding real estate taxes, expenses and equity income from co-investments in the consolidated statements of operations.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

The table below summarizes acquisition activity for the year ended December 31, 2023 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2023	Purchase Price
Hacienda at Camarillo Oaks	Camarillo, CA	73	100%	Q2	$23.1
Total 2023		73			$23.1

The consolidated fair value of the acquisitions listed above was included on the Company's consolidated balance sheet as follows: $5.5 million was included in land and land improvements, $18.0 million was included in buildings and improvements, and $0.1 million was included in prepaid expenses and other assets.

For the year ended December 31, 2022, the Company acquired its joint venture partner's 49.8% minority interest in two apartment communities consisting of 211 apartment homes located in Los Angeles, CA, for a contract price of $32.9 million. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $17.4 million upon consolidation. The consolidated fair value of the acquisitions was included on the Company's consolidated balance sheet as follows: $14.1 million was included in land and land improvements, $52.7 million was included in buildings and improvements, and $0.3 million was included in prepaid expenses and other assets.

(b) Sales of Real Estate Investments

The table below summarizes the disposition activity for the year ended December 31, 2023 ($ in millions):

Property Name (1)	Location	Apartment Homes	Ownership	Quarter in 2023	Sales Price
CBC and The Sweeps	Goleta, CA	239	EPLP	Q1	$91.7	(2)
Total 2023		239			$91.7

(1) In March 2023, the Company sold a land parcel located in Moorpark, CA, that had been held for future development, for $8.7 million and recognized a gain on sale of $4.7 million.
(2) The Company recognized a $54.5 million gain on sale.

For the year ended December 31, 2022, the Company sold one apartment community consisting of 250 apartment homes for $160.0 million, resulting in gains of $94.4 million.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

(c) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment communities. Additionally, the Company has invested in five technology co-investments and as of December 31, 2023, the co-investment balance of these investments was $44.2 million and the aggregate commitment was $86.0 million.
As of December 31, 2022, the Company had six technology co-investments and the co-investment balance of these investments was $39.4 million and the aggregate commitment was $87.0 million.

The carrying values of the Company’s co-investments as of December 31, 2023 and 2022 are as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership Percentage (1)	December 31,
		2023	2022
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	54%	$144,766	$178,552
BEXAEW, BEX II, BEX IV and 500 Folsom	50%	224,119	238,537
Other (3)	52%	68,493	74,742
Total operating and other co-investments, net		437,378	491,831
Total development co-investments	51%	14,605	12,994
Total preferred interest co-investments (includes related party investments of $42.7 million and $87.1 million as of December 31, 2023 and 2022, respectively - Note 6 - Related Party Transactions for further discussion)		544,262	580,134
Total co-investments, net		$996,245	$1,084,959

(1)Weighted average Company ownership percentages are as of December 31, 2023.
(2)As of December 31, 2023 and 2022, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $61.8 million and $41.7 million, respectively, due to distributions received in excess of the Company's investment.
(3)As of December 31, 2023 and 2022, the Company's investments in Expo and Century Towers were classified as a liability of $3.7 million and $0.8 million, respectively, due to distributions received in excess of the Company's investment. The weighted average Essex ownership percentage excludes our investments in non-core technology co-investments which are carried at fair value.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2023	2022
Combined balance sheets: (1)
Rental properties and real estate under development	$5,123,164	$4,955,051
Other assets	279,237	294,663
Total assets	$5,402,401	$5,249,714
Debt	$3,622,609	$3,397,113
Other liabilities	317,208	264,872
Equity	1,462,584	1,587,729
Total liabilities and equity	$5,402,401	$5,249,714
Company's share of equity	$996,245	$1,084,959

	Years ended December 31,
	2023	2022	2021
Combined statements of income: (1)
Property revenues	$409,910	$373,074	$289,680
Property operating expenses	(158,520)	(140,175)	(115,023)
Net operating income	251,390	232,899	174,657
Interest expense	(154,038)	(100,913)	(65,172)
General and administrative	(20,594)	(20,579)	(17,885)
Depreciation and amortization	(174,028)	(164,186)	(133,787)
Net income	$(97,270)	$(52,779)	$(42,187)
Company's share of net income (2)	$10,561	$26,030	$111,721

(1)Includes preferred equity investments held by the Company.
(2)Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $7.6 million, $7.4 million, and $9.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Operating Co-investments

As of both December 31, 2023 and 2022, the Company, through several joint ventures, owned 10,425 apartment homes, in operating communities. The Company’s book value of these co-investments was $437.4 million and $491.8 million at December 31, 2023 and 2022, respectively.

Predevelopment and Development Co-investments

As of both December 31, 2023 and 2022, the Company, through several joint ventures, owned 264 apartment homes in predevelopment and development communities. The Company’s book value of these co-investments was $14.6 million and $13.0 million at December 31, 2023 and 2022, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

In 2020, the Company entered into a joint venture to develop LIVIA at Scripps Ranch, a multifamily community comprised of 264 apartment homes located in San Diego, CA. The Company has a 51% ownership interest in the development which has a projected total cost of $102.0 million. Construction began in the third quarter of 2020. The property commenced initial occupancy in the third quarter of 2023 and is projected to be fully stabilized in the first quarter of 2024. As of December 31, 2023, the Company had a $2.3 million preferred equity investment in the project, which accrues an annualized preferred return of 10.0% until it is redeemed.

Preferred Equity Investments

As of December 31, 2023 and 2022, the Company held preferred equity investment interests in several joint ventures which own real estate. The Company’s book value of these preferred equity investments was $544.3 million and $580.1 million at December 31, 2023 and 2022, respectively, and is included in the co-investments line in the accompanying consolidated balance sheets.
The Company recorded a $33.7 million and a $2.1 million impairment loss from unconsolidated co-investments for the years ended December 31, 2023 and 2022, respectively, as a result of an other-than-temporary decrease in the fair value of the underlying real estate investment and is included in the equity income from co-investments line in the accompanying consolidated statements of income. The valuation for the underlying real estate investment was estimated using an income approach valuation technique.
During 2023, the Company made commitments to fund $18.8 million of preferred equity investment in two real estate ventures. The investments have initial preferred returns ranging from 11.0% - 13.5% with maturities ranging from October 2025 to September 2028. As of December 31, 2023, the Company had fully funded $18.8 million of the commitments.
During 2023, the Company received cash proceeds of $72.3 million, including an early redemption fee of $0.3 million, for the full redemption of two preferred equity investments and partial redemption of two preferred equity investments in joint ventures that hold properties located in California.
During 2022, the Company made commitments to fund $84.9 million of preferred equity investment in seven real estate ventures, including one with a related party. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 8.8% - 10.8%, with maturities ranging from January 2026 to September 2032. As of December 31, 2023, the Company had fully funded $84.9 million of the commitments.
During 2021, the Company made commitments to fund $67.2 million of preferred equity investment in four real estate ventures. The investments have initial preferred returns ranging from 10.0% - 12.5%, with maturities ranging from January 2026 to December 2026. As of December 31, 2023, the Company had fully funded $67.2 million of the commitments.
During 2020, the Company made commitments to fund $191.3 million of preferred equity investment in seven preferred equity investments. The investments have initial preferred returns ranging from 9.0%-11.5%, with maturities ranging from March 2022 to February 2030. As of December 31, 2023, the Company had funded $182.3 million of the $191.3 million of commitments.
During 2019, the Company made commitments to fund $141.7 million of preferred equity investment in five preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.15%-11.3%, with maturities ranging from July 2022 to October 2024. As of December 31, 2023, the Company had fully funded $141.7 million of the commitments.

During 2018, the Company made commitments to fund $45.1 million of preferred equity investment in two preferred equity investments, some of which include related party sponsors. See Note 6, Related Party Transactions, for additional details. The investments have initial preferred returns ranging from 10.25%-12.0%, with maturities ranging from May 2023 to April 2024. As of December 31, 2023, the Company had funded $42.1 million of the $45.1 million of commitments. The remaining committed amount is expected to be funded when requested by the sponsors.

In November 2021, the Company converted $11.0 million of its existing preferred equity investment in Silver, a 268-unit apartment home community located in San Jose, CA, into a 58.0% common equity interest in the property. The Company will retain its remaining $13.5 million preferred equity investment in the property at a preferred return of 8.0%. The property is encumbered by $100.0 million of mortgage debt at a fixed rate of 3.15% through December 2026.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

(d) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2023, the Company's development pipeline was comprised of one unconsolidated joint venture project under development aggregating 264 apartment homes and various predevelopment projects, with total incurred costs of $114.0 million.

(4) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	2023	2022	2021
Rental income	$1,636,070	$1,573,368	$1,410,197
Other property	22,194	22,307	21,221
Management and other fees from affiliates	11,131	11,139	9,138
Total revenues	$1,669,395	$1,606,814	$1,440,556

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	2023	2022	2021
Southern California	$682,116	$646,252	$574,129
Northern California	666,836	639,306	584,034
Seattle Metro	282,092	271,248	239,839
Other real estate assets (1)	27,220	38,869	33,416
Total rental and other property revenues	$1,658,264	$1,595,675	$1,431,418

(1)Other real estate assets consist of revenue generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	2023	2022	2021
Same-property (1)	$1,581,890	$1,515,505	$1,364,379
Acquisitions (2)	5,449	1,561	—
Development (3)	22,883	20,425	15,807
Redevelopment	6,232	5,766	6,170
Non-residential/other, net (4)	44,353	57,976	56,377
Straight line rent concession (5)	(2,543)	(5,558)	(11,315)
Total rental and other property revenues	$1,658,264	$1,595,675	$1,431,418

(1)Properties that have comparable stabilized results as of January 1, 2022 and are consolidated by the Company for the years ended December 31, 2023, 2022, and 2021. A community is generally considered to have reach stabilized operations once it achieves an initial occupancy of 90%.
(2)Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2022.
(3)Development includes properties developed which did not have stabilized results as of January 1, 2022.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $1.0 million and $1.7 million as of December 31, 2023 and December 31, 2022, respectively, and was included in accounts payable and accrued liabilities within the accompanying consolidated balance sheets. The amount of revenue recognized for the year ended December 31, 2023 that was included in the December 31, 2022 deferred revenue balance was $0.7 million, which was included in rental and other property revenue within the consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition accounting standard. As of December 31, 2023, the Company had $1.0 million of remaining performance obligations. The Company expects to recognize approximately 68% of these remaining performance obligations in 2024, an additional 27% through 2026, and the remaining balance thereafter.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2023 and 2022 ($ in thousands):

	2023	2022
Note receivable, secured, bearing interest at 10.00%, due November 2024 (Originated November 2020)	$37,582	$33,477
Note receivable, secured, bearing interest at 11.00%, due October 2025 (Originated October 2021)	50,146	21,452
Note receivable, secured, bearing interest at 12.00%, due August 2024 (Originated August 2022)	11,743	10,350
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	34,929	—
Notes and other receivables from affiliates (1)	6,111	6,975
Straight line rent receivables (2)	9,353	12,164
Other receivables	25,444	18,961
Allowance for credit losses	(687)	(334)
Total notes and other receivables	$174,621	$103,045

(1) These amounts consist of short-term loans outstanding and due from various joint ventures as of December 31, 2023 and 2022, respectively. See Note 6, Related Party Transactions, for additional details.
(2) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes and other receivables by loan type ($ in thousands):

Notes Receivable, Secured
Balance at December 31, 2022	$334
Provision for credit losses	353
Balance at December 31, 2023	$687

No loans were placed on nonaccrual status or charged off during the year ended December 31, 2023 or 2022.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. ("MMI"), a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013. For the years ended December 31, 2023, 2022, and 2021, there were no brokerage commission fees paid by the Company to MMI and its affiliates related to real estate transactions.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $12.7 million, $14.1 million, and $10.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.8 million, $3.0 million, and $1.1 million against general and administrative expenses for the years ended December 31, 2023, 2022 and 2021, respectively.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of December 31, 2023 and 2022, $6.1 million and $7.0 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying consolidated balance sheets.

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
December 31, 2023, 2022, and 2021

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

In February 2019, the Company funded a $24.5 million preferred equity investment in an entity whose sponsor is an affiliate of MMC, which owns a multifamily development community located in Mountain View, CA. The investment initially accrued interest based on an 11.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. The investment was scheduled to mature in February 2024, but was paid off in December 2023.

In October 2018, the Company funded an $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268-unit apartment home community development located in Burlingame, CA. The investment initially accrued interest based on a 12.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. In April 2023, the investment's maturity date was extended from April 2024 to May 2026 with the investment accruing interest based on an 11.0% preferred return. In April 2023, the Company received cash of $11.2 million for the partial redemption of this preferred equity investment.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400 apartment home community located in Ventura, CA. This investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million, for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of December 31, 2023, $10.0 million of this commitment had been funded and the Company continues to accrue interest based on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

(7) Unsecured Debt

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

Unsecured debt consists of the following as of December 31, 2023 and 2022 ($ in thousands):

	2023	2022	Weighted Average Maturity In Years as of December 31, 2023
Term loan - variable rate, net (1)	$298,552	$(1,611)	3.8
Bonds public offering - fixed rate, net	5,019,979	5,313,779	7.1
Unsecured debt, net (2)	5,318,531	5,312,168
Lines of credit (3)	—	52,073	N/A
Total unsecured debt	$5,318,531	$5,364,241
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.3%	3.3%
Weighted average interest rate on variable rate term loan	4.2%	—%
Weighted average interest rate on lines of credit	6.3%	4.4%

(1)In October 2022, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85% and matures in October 2024 with three 12-month extension options, exercisable at the Company's option. This loan has been swapped to an all-in fixed rate of 4.2% and the swap has a termination date of October 2026. In April 2023, the Company drew down the $300.0 million unsecured term loan and in May 2023 used the proceeds to repay the Company's $300.0 million unsecured notes due in May 2023. The unsecured term loan includes unamortized debt issuance costs of $1.4 million and $1.6 million of as of December 31, 2023 and 2022, respectively.
(2)Includes unamortized discount, net of premiums, of $6.1 million and $7.9 million and unamortized debt issuance costs of $25.3 million and $29.9 million as of December 31, 2023 and 2022, respectively.
(3)Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion, excludes unamortized debt issuance costs of $3.8 million and $5.1 million as of December 31, 2023 and 2022, respectively. These debt issuance costs are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2023, the Company's $1.2 billion credit facility had an interest rate at the Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity of January 2027 with two six-month extension options, exercisable at the Company's option. As of December 31, 2023, the Company's $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity of July 2024.

In March 2021, the Operating Partnership issued $450.0 million of senior unsecured notes due on March 1, 2028 with a coupon rate of 1.700% per annum (the "2028 Notes"), which are payable on March 1 and September 1 of each year, beginning on September 1, 2021. The 2028 Notes were offered to investors at a price of 99.423% of par value. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including all or a portion of certain unsecured term loans, and for general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023, and 2022, the carrying value of the 2028 Notes, net of discount and debt issuance costs, was $446.3 million and $445.4 million, respectively.

In June 2021, the Operating Partnership issued $300.0 million of senior unsecured notes due on June 15, 2031 with a coupon rate of 2.550% per annum (the "June 2031 Notes"), which are payable on June 15 and December 15 of each year, beginning on December 15, 2021. The June 2031 Notes were offered to investors at a price of 99.367% of par value. The June 2031 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including to fund the redemption of $300.0 million aggregate principal amount (plus the make-whole amount and accrued and unpaid interest) of its outstanding 3.375% senior unsecured notes due January 2023, and for other general corporate and working capital purposes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023, and 2022, the carrying value of the June 2031 Notes, net of discount and debt issuance costs, was $296.7 million and $296.2 million, respectively.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the "2032 Notes"), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB's 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020. In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company's unsecured credit facilities and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023, and 2022, the carrying value of the 2032 Notes, net of premiums and debt issuance costs, was $650.7 million and $650.8 million respectively.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “January 2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the January 2031 Notes, the “Notes”). The January 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the January 2031 Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning on March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including certain unsecured private placement notes, secured mortgage notes, and to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022, and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, the carrying value of the January 2031 Notes and 2050 Notes, net of discount and debt issuance costs was $296.1 million and $296.0 million, respectively as of December 31, 2023, and $295.5 million and $295.8 million, respectively as of December 31, 2022.

In August 2019, the Operating Partnership issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% per annum (the "2030 Notes"), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In October 2019, the Operating Partnership issued an additional $150.0 million of the 2030 notes at a price of 101.685% of the principal amount thereof. These additional notes have substantially identical terms as the 2030 Notes issued in August 2019. The Company used the net proceeds of these offerings to prepay, with no prepayment penalties, certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023, and 2022, the carrying value of the 2030 Notes, net of discount and debt issuance costs, was $545.5 million and $544.7 million, respectively.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023, and 2022, the carrying value of the 2029 Notes, net of discount and debt issuance costs was $496.7 million and $496.0 million, respectively.

In March 2018, the Operating Partnership issued $300.0 million of senior unsecured notes due on March 15, 2048 with a coupon rate of 4.500% per annum and are payable on March 15 and September 15 of each year, beginning on September 15, 2018 (the "2048 Notes"). The 2048 Notes were offered to investors at a price of 99.591% of par value. The 2048 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023 and 2022, the carrying value of the 2048 Notes, net of discount and debt issuance costs was $296.2 million and $296.1 million, respectively.

In April 2017, the Operating Partnership issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the "2027 Notes"). The 2027 Notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023 and 2022, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $348.3 million and $347.8 million, respectively.

In April 2016, the Operating Partnership issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15th and October 15th of each year, beginning October 15, 2016 (the "2026 Notes"). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023 and 2022, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $448.4 million and $447.8 million, respectively.

In March 2015, the Operating Partnership issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the "2025 Notes"). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023 and 2022, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $499.3 million and $498.8 million, respectively.

In April 2014, the Operating Partnership issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the "2024 Notes"). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2023 and 2022, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $399.8 million and $399.1 million, respectively.

In April 2013, the Operating Partnership issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the "2023 Notes"). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above. These notes were paid off at maturity and as of December 31, 2023, the 2023 Notes had no amount outstanding. As of December 31, 2022, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $299.8 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

The following is a summary of the Company’s senior unsecured notes as of December 31, 2023 and 2022 ($ in thousands):

	Maturity	2023	2022	Coupon Rate
Senior notes	May 2023	$—	$300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	500,000	3.500%
Senior notes	April 2026	450,000	450,000	3.375%
Senior notes	May 2027	350,000	350,000	3.625%
Senior notes	March 2028	450,000	450,000	1.700%
Senior notes	March 2029	500,000	500,000	4.000%
Senior notes	January 2030	550,000	550,000	3.000%
Senior notes	January 2031	300,000	300,000	1.650%
Senior notes	June 2031	300,000	300,000	2.550%
Senior notes	March 2032	650,000	650,000	2.650%
Senior notes	March 2048	300,000	300,000	4.500%
Senior notes	September 2050	300,000	300,000	2.650%
		$5,050,000	$5,350,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2023 are as follows ($ in thousands):

2024	$400,000
2025	500,000
2026	450,000
2027	650,000
2028	450,000
Thereafter	2,900,000
$5,350,000

As of December 31, 2023, the Company had two unsecured lines of credit aggregating $1.24 billion, including a $1.2 billion unsecured line of credit and a $35.0 million working capital unsecured line of credit.

As of December 31, 2023 and 2022, there was no amount and $40.0 million outstanding on the $1.2 billion unsecured line of credit, respectively. As of December 31, 2023 and 2022, this credit facility had a scheduled maturity date of January 2027 with two six-month extension options, exercisable at the Company's option. The underlying interest rate on the line is based on a tiered rate structure tied to the Company's corporate ratings, adjusted for the Company's sustainability metric grid, and is at the Adjusted SOFR plus 0.75%.

As of December 31, 2023 and 2022, there was no amount and $12.1 million outstanding on the Company's $35.0 million working capital unsecured line of credit, respectively. As of December 31, 2023 and 2022, the line of credit facility had a scheduled maturity date of July 2024. The underlying interest rate on this line is based on a tiered rate structure tied to the Company's corporate ratings, adjusted for the Company's sustainability metric grid, and is at the Adjusted SOFR plus 0.75%.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2023 and 2022.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

(8) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2023 and 2022 ($ in thousands):

	2023	2022
Fixed rate mortgage notes payable	$665,711	$371,849
Variable rate mortgage notes payable (1)	221,493	222,094
Total mortgage notes payable (2)	$887,204	$593,943
Number of properties securing mortgage notes	15	11
Remaining terms	1-23 years	2-24 years
Weighted average interest rate	4.3%	3.5%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2023 are as follows ($ in thousands):

2024	$3,109
2025	133,054
2026	99,405
2027	153,955
2028	68,332
Thereafter	431,937
$889,792

(1)Variable rate mortgage notes payable, including $222.7 million in bonds that have been converted to variable rate through total return swap contracts, consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 4.6% at December 2023 and 3.5% at December 2022) including credit enhancement and underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Once the bonds have been repaid, the properties may no longer be obligated to comply with such tenant income criteria. Principal balances are due in full at various maturity dates from December 2027 through December 2046. The Company had no interest rate cap agreements as of December 31, 2023 and 2022, respectively.
(2)In July 2023, the Company closed $298.0 million in 10-year secured loans priced at a 5.08% fixed interest rate. Includes total unamortized premium, net of discounts, of $0.5 million and $1.2 million and reduced by unamortized debt issuance costs of $3.1 million and $2.0 million as of December 31, 2023 and 2022, respectively.

For the Company’s mortgage notes payable as of December 31, 2023, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $2.7 million and $0.3 million, respectively. Second deeds of trust accounted for none of the mortgage notes payable balance as of both December 31, 2023 and 2022. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the principal being prepaid multiplied by the difference between the interest rate of the mortgage note and the stated yield rate on a U.S. treasury security which generally has an equivalent remaining term as the mortgage note.

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
December 31, 2023, 2022, and 2021

curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

In September 2022, the Company entered into one forward starting interest rate swap, with settlement payments commencing in May 2023, related to the $300.0 million unsecured term loan entered into in October 2022. In April 2023, the Company drew down the $300.0 million term loan priced at Adjusted SOFR plus 0.85%, which has been swapped to an all-in fixed rate of 4.2%. The term loan matures in October 2024 with three 12-month extension options, each exercisable at the Company's option and the swap has a termination date of October 2026. This derivative qualifies for hedge accounting. As of December 31, 2023 and 2022, the Company had an outstanding balance on the unsecured term loan of $300.0 million and zero, respectively.

As of December 31, 2023 and 2022, the Company had no interest rate caps.

As of December 31, 2023 and 2022, the aggregate carrying value of the interest rate swap contracts were an asset of $4.3 million and $5.6 million, respectively. As of December 31, 2023 and 2022, the swap contracts were presented in the consolidated balance sheets as an asset of $4.3 million and $5.6 million, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets.

Hedge ineffectiveness related to cash flow hedges, which is included in interest expense on the consolidated statements of income, was zero for the years ended December 31, 2023, 2022, and 2021 respectively.

The Company has four total return swap contracts, with an aggregate notional amount of $222.7 million, that effectively convert $222.7 million of mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") plus a spread. The Company can currently settle all four of the total return swaps with $222.7 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2023 and 2022, respectively. These total return swaps are scheduled to mature between December 2024 and November 2033. The realized gains of $3.1 million, $7.9 million, and $10.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, were reported on the consolidated statements of income as total return swap income.

(10) Lease Agreements - Company as Lessor

As of December 31, 2023, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, three commercial buildings, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months) while commercial lease terms typically range from 5 to 20 years. All such leases are classified as operating leases.

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

At the end of the term of apartment home leases, unless the lessee decides to renew the lease with the Company at the market rate or gives notice not to renew, the lease will be automatically renewed for a successive, like term up to a maximum of 12 months. Apartment home leases include an option to terminate the lease, however the lessee must pay the Company for expected or actual downtime to find a new tenant to lease the space or a lease-break fee specified in the lease agreement. Most commercial leases include options to renew, with the renewal periods extending the term of the lease for no greater than the same period of time as the original lease term. The initial option to renew for commercial leases will typically be based on a fixed price while any subsequent renewal options will generally be based on the current market rate at the time of the renewal. Certain commercial leases contain lease termination options that would require the lessee to pay termination fees based on the expected amount of time it would take the Company to re-lease the space.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of December 31, 2023 is summarized as follows ($ in thousands):

Future Minimum Rent
2024	$751,320
2025	33,230
2026	15,706
2027	13,946
2028	11,978
Thereafter	20,164
$846,344

The Company accounts for operating lease (e.g., fixed payments including rent) and non-lease components (e.g., utility reimbursements and common-area maintenance costs) as a single combined lease component under ASC 842 "Leases" as the lease components are the predominant elements of the combined components.

(11) Lease Agreements - Company as Lessee

As of December 31, 2023, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. Lease terms for the Company's office leases, in general, range between 5 to 10 years while ground leases and the parking lease have terms typically ranging from 20 to 85 years. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

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

As of December 31, 2023 and 2022, the Company had no material finance leases.

Supplemental consolidated balance sheet information related to leases as of December 31, 2023 and 2022 is as follows ($ in thousands):

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$63,757	$67,239
Total leased assets		$63,757	$67,239

Liabilities
Operating lease liabilities	Operating lease liabilities	$65,091	$68,696
Total lease liabilities		$65,091	$68,696

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows ($ in thousands):

	December 31, 2023	December 31, 2022
Operating lease cost	$6,789	$6,697
Variable lease cost	1,961	1,750
Short-term lease cost	186	204
Sublease income	(500)	(418)
Total lease cost	$8,436	$8,233

A maturity analysis of lease liabilities as of December 31, 2023 is as follows ($ in thousands):

Operating Leases
2024	$7,251
2025	6,887
2026	5,035
2027	3,421
2028	3,102
Thereafter	129,452
Total lease payments	$155,148
Less: Imputed interest	(90,057)
Present value of lease liabilities	$65,091

Lease term and discount rate information for leases at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Weighted-average of remaining lease terms (years)
Operating Leases	40	40
Weighted-average of discount rates
Operating Leases	5.03%	5.01%

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

For the years ended December 31, 2023 and 2022, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of December 31, 2023, there are no outstanding forward sale agreements, and $900.0 million of shares remain available to be sold under the 2021 ATM Program.
Operating Partnership Units and Long-Term Incentive Plan ("LTIP") Units

As of December 31, 2023 and 2022, the Operating Partnership had outstanding 2,161,175 and 2,166,359 OP Units respectively. As of December 31, 2023 and 2022 the Operating Partnership had 97,637 and 106,137 vested LTIP units respectively. The Operating Partnership’s general partner, Essex, owned 96.6% of the partnership interests in the Operating Partnership as of both December 31, 2023 and 2022, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired OP Units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

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

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was approximately $560.0 million and $481.6 million based on the closing price of Essex's common stock as of December 31, 2023 and 2022, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

(13) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2023			2022			2021
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$405,825	64,252,232	$6.32	$408,315	65,079,764	$6.27	$488,554	65,051,465	$7.51
Effect of dilutive securities
Stock options	—	1,153		—	18,422		—	37,409
Diluted:
Net income available to common stockholders	$405,825	64,253,385	$6.32	$408,315	65,098,186	$6.27	$488,554	65,088,874	$7.51

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,261,071, 2,276,341 and 2,289,391, which include 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2023, 2022 and 2021, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $14.3 million, $14.3 million and $17.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock options of 508,276, 253,845, and 116,380 for the years ended December 31, 2023, 2022, and 2021, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2023			2022			2021
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$420,109	66,513,303	$6.32	$422,612	67,356,105	$6.27	$505,745	67,340,856	$7.51
Effect of dilutive securities
Stock options	—	1,153		—	18,422		—	37,409
Diluted:
Net income available to common unitholders	$420,109	66,514,456	$6.32	$422,612	67,374,527	$6.27	$505,745	67,378,265	$7.51

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

Stock options of 508,276, 253,845, and 116,380, for the years ended December 31, 2023, 2022, and 2021, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the years ended and, therefore, were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

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

Equity-based compensation costs for options and restricted stock under the fair value method totaled $12.1 million, $11.4 million, and $11.7 million for years ended December 31, 2023, 2022 and 2021, respectively. For each of the years ended December 31, 2023, 2022 and 2021 equity-based compensation costs included $3.5 million related to restricted stock for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $0.6 million, $0.7 million, and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The intrinsic value of the options exercised totaled zero, $7.6 million, and $25.7 million, for the years ended December 31, 2023, 2022, and 2021 respectively. The intrinsic value of the options exercisable totaled $4.5 million and $0.2 million as of December 31, 2023 and 2022, respectively.

Total unrecognized compensation cost related to unvested stock options totaled $1.8 million as of December 31, 2023 and the unrecognized compensation cost is expected to be recognized over a period of 1.3 years.

The average fair value of stock options granted for the years ended December 31, 2023, 2022 and 2021 was $21.24, $23.39 and $24.68, respectively. Certain stock options granted in 2023, 2022, and 2021 included a $100 cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2023	2022	2021
Stock price	$216.31	$245.17	$329.71
Risk-free interest rates	4.06%	3.50%	1.22%
Expected lives	6 years	6 years	6 years
Volatility	36.00%	27.98%	27.00%
Dividend yield	3.30%	3.06%	2.90%

A summary of the status of the Company’s stock option plans as of December 31, 2023, 2022, and 2021 and changes during the years ended on those dates is presented below:

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

	2023		2022		2021
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	487,446	$279.46	463,863	$284.82	613,109	$255.86
Granted	49,908	216.31	111,757	245.17	99,479	329.71
Exercised	—	—	(76,246)	245.43	(248,725)	231.37
Forfeited and canceled	(6,542)	280.21	(11,928)	281.19	—	—
Outstanding at end of year	530,812	$273.51	487,446	$279.46	463,863	$284.82
Options exercisable at year end	417,739	$282.30	293,377	$285.76	274,244	$270.11

The following table summarizes information about restricted stock outstanding as of December 31, 2023, 2022 and 2021 and changes during the years ended:

	2023		2022		2021
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	182,915	$222.90	159,401	$251.03	132,603	$214.34
Granted	2,315	220.40	72,838	215.73	50,349	337.52
Vested	(37,075)	247.07	(44,945)	306.25	(22,387)	229.90
Forfeited and canceled	(46,454)	259.71	(4,379)	272.12	(1,164)	219.30
Unvested at end of year	101,701	$197.22	182,915	$222.90	159,401	$251.03

The unrecognized compensation cost related to unvested restricted stock totaled $4.7 million as of December 31, 2023 and is expected to be recognized over a period of 1.6 years.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

Equity-based compensation costs and total unrecognized compensation costs for LTIP units under the fair value method totaled approximately zero for the years ended December 31, 2023, 2022 and 2021. The intrinsic value of the vested and unvested LTIP Units totaled $24.2 million as of December 31, 2023.

The following table summarizes information about the LTIP Units outstanding as of December 31, 2023:

Long-Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2020	106,137	—	106,137	$84.47	3.6
Granted	—	—	—
Vested	—	—	—
Converted	—	—	—
Cancelled	—	—	—
Balance, December 31, 2021	106,137	—	106,137	$84.47	2.6
Granted	—	—	—
Vested	—	—	—
Converted	—	—	—
Cancelled	—	—	—
Balance, December 31, 2022	106,137	—	106,137	$84.47	1.6
Granted	—	—	—
Vested	—	—	—
Converted	(8,500)	—	(8,500)
Cancelled	—	—	—
Balance, December 31, 2023	97,637	—	97,637	$86.16	1.0

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

The revenues and NOI for each of the reportable operating segments are summarized as follows for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues:
Southern California	$682,116	$646,252	$574,129
Northern California	666,836	639,306	584,034
Seattle Metro	282,092	271,248	239,839
Other real estate assets	27,220	38,869	33,416
Total property revenues	$1,658,264	$1,595,675	$1,431,418
Net operating income:
Southern California	$483,013	$459,762	$398,576
Northern California	464,949	445,933	401,870
Seattle Metro	201,228	191,476	160,959
Other real estate assets	23,595	31,235	24,777
Total net operating income	1,172,785	1,128,406	986,182
Management and other fees from affiliates	11,131	11,139	9,138
Corporate-level property management expenses	(45,872)	(40,704)	(36,211)
Depreciation and amortization	(548,438)	(539,319)	(520,066)
General and administrative	(63,474)	(56,577)	(51,838)
Expensed acquisition and investment related costs	(595)	(2,132)	(203)
Casualty loss	(433)	—	—
Gain on sale of real estate and land	59,238	94,416	142,993
Interest expense	(212,905)	(204,798)	(203,125)
Total return swap income	3,148	7,907	10,774
Interest and other income (loss)	46,259	(19,040)	98,744
Equity income from co-investments	10,561	26,030	111,721
Tax (expense) benefit on unconsolidated co-investments	(697)	10,236	(15,668)
Loss on early retirement of debt, net	—	(2)	(19,010)
Gain on remeasurement of co-investment	—	17,423	2,260
Net income	$430,708	$432,985	$515,691

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31,
	2023	2022
Assets:
Southern California	$3,802,648	$3,892,003
Northern California	5,242,343	5,414,467
Seattle Metro	1,333,030	1,374,379
Other real estate assets	92,271	133,245
Net reportable operating segments - real estate assets	10,470,292	10,814,094
Real estate under development	23,724	24,857
Co-investments	1,061,733	1,127,491
Cash and cash equivalents, including restricted cash	400,334	42,681
Marketable securities	87,795	112,743
Notes and other receivables	174,621	103,045
Operating lease right-of-use assets	63,757	67,239
Prepaid expenses and other assets	79,171	80,755
Total assets	$12,361,427	$12,372,905

(16) 401(k) Plan

The Company has a 401(k) benefit plan (the "Plan") for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $3.8 million, $3.3 million, and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company cannot determine the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions with respect to the communities currently or formerly owned by the Company. No assurance can be given that: existing environmental assessments conducted with respect to any of these communities have revealed all environmental conditions or potential liabilities associated with such conditions; any prior owner or operator of a property did not create any material environmental condition not known to the Company; or a material unknown environmental condition does not otherwise exist as to any one or more of the communities. The Company has limited insurance coverage for some of the types of environmental conditions and associated liabilities described above.

The Company has entered into transactions that may require the Company to pay the tax liabilities of the partners or members in the Operating Partnership or in the DownREIT entities. These transactions are within the Company’s control. Although the Company intends to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code, if the Company were to sell the contributed assets, the tax liabilities incurred may have a material impact on the Company’s financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022, and 2021

There continue to be lawsuits against owners and managers of certain of the Company's apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements in the past. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2023, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC ("PWI"). Through PWI, the Company is self-insured for earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2023, PWI has cash and marketable securities of approximately $125.5 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

In late 2022 and early 2023, a number of purported class actions were filed against RealPage, Inc., a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. The Company intends to vigorously defend against these lawsuits. Given their early stage, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from such matters. The Company is also subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. To the extent that such a matter arises or is identified in the future that has other than a remote risk of having a material impact on the consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Belmont Station	275	Los Angeles, CA	$29,263	$8,100	$66,666	$10,397	$8,267	$76,896	$85,163	$(42,204)	2009	Mar-09	3-30
Brio	300	Walnut Creek, CA	90,827	16,885	151,741	4,751	16,885	156,492	173,377	(26,551)	2015	Jun-19	3-30
Fountain Park	705	Playa Vista, CA	82,776	25,073	94,980	47,232	25,203	142,082	167,285	(97,729)	2002	Feb-04	3-30
Highridge	255	Rancho Palos Verdes, CA	69,451	5,419	18,347	38,782	6,073	56,475	62,548	(47,254)	1972	May-97	3-30
Lawrence Station	336	Sunnyvale, CA	76,848	45,532	106,735	7,740	45,532	114,475	160,007	(42,735)	2012	Apr-14	5-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,400	8,190	24,736	19,633	8,191	44,368	52,559	(31,367)	1963	Sep-07	3-30
Marquis	166	San Jose, CA	44,991	20,495	47,823	1,919	20,495	49,742	70,237	(8,532)	2015	Dec-18	3-30
Paragon Apartments	301	Fremont, CA	59,169	32,230	77,320	4,595	32,230	81,915	114,145	(26,880)	2013	Jul-14	3-30
Sage at Cupertino	230	San Jose, CA	51,855	35,719	53,449	14,039	35,719	67,488	103,207	(20,213)	1971	Mar-17	3-30
The Barkley (3)	161	Anaheim, CA	14,925	—	8,520	9,277	2,353	15,444	17,797	(12,780)	1984	Apr-00	3-30
The Commons	264	Campbell, CA	57,703	12,555	29,307	12,511	12,556	41,817	54,373	(22,749)	1973	Jul-10	3-30
The Dylan	184	West Hollywood, CA	57,299	19,984	82,286	4,223	19,990	86,503	106,493	(27,116)	2015	Mar-15	3-30
The Galloway	506	Pleasanton, CA	102,841	32,966	184,499	6,342	32,966	190,841	223,807	(27,546)	2016	Jan-20	3-30
The Huxley	187	West Hollywood, CA	52,156	19,362	75,641	5,421	19,371	81,053	100,424	(25,347)	2014	Mar-15	3-30
Township	132	Redwood City, CA	44,700	19,812	70,619	2,375	19,812	72,994	92,806	(11,257)	2014	Sep-19	3-30
	4,190		$887,204	$302,322	$1,092,669	$189,237	$305,643	$1,278,585	$1,584,228	$(470,260)

Unencumbered Communities
Agora	49	Walnut Creek, CA	—	4,932	60,423	1,818	4,934	62,239	67,173	(8,536)	2016	Jan-20	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	25,661	32,136	154,204	186,340	(57,633)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	3,758	5,869	27,735	33,604	(14,318)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	4,505	11,923	52,195	64,118	(18,217)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	13,953	4,982	33,666	38,648	(22,978)	1971	Dec-02	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	1,196	4,726	15,426	20,152	(5,943)	2009	Jan-13	3-30
Apex	367	Milpitas, CA	—	44,240	103,251	11,509	44,240	114,760	159,000	(36,789)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	26,945	58,442	202,271	260,713	(75,176)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	3,685	3,924	15,547	19,471	(6,867)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	3,301	23,550	97,112	120,662	(24,127)	2014	Dec-16	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	9,879	32,379	147,819	180,198	(42,593)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	18,098	27,235	82,501	109,736	(28,266)	2007	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Aviara (4)	166	Mercer Island, WA	—	—	49,813	3,145	—	52,958	52,958	(19,372)	2013	Apr-14	5-30
Avondale at Warner Center	446	Woodland Hills, CA	—	10,536	24,522	33,446	10,601	57,903	68,504	(44,086)	1970	Jan-99	3-30
Bel Air	462	San Ramon, CA	—	12,105	18,252	50,318	12,682	67,993	80,675	(53,742)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	—	21,725	92,091	6,974	21,725	99,065	120,790	(34,031)	2009	Apr-14	5-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	8,891	17,247	49,234	66,481	(22,441)	2004	Sep-10	3-30
BellCentre	249	Bellevue, WA	—	16,197	67,207	7,536	16,197	74,743	90,940	(27,769)	2001	Apr-14	5-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	1,940	5,401	23,743	29,144	(10,973)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	8,603	4,473	18,866	23,339	(12,941)	1974	Oct-06	3-30
Bennett Lofts	179	San Francisco, CA	—	21,771	50,800	35,727	28,371	79,927	108,298	(33,192)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	8,363	10,802	51,572	62,374	(19,230)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	7,317	2,503	17,223	19,726	(12,311)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	16,885	3,580	25,007	28,587	(21,654)	1978	Jan-96	3-30
Brookside Oaks	170	Sunnyvale, CA	—	7,301	16,310	29,386	10,328	42,669	52,997	(31,628)	1973	Jun-00	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	7,708	1,531	13,607	15,138	(10,907)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	9,940	2,656	20,707	23,363	(16,472)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	12,588	5,293	24,426	29,719	(20,375)	1989	Jan-95	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	105,664	11,639	133,394	145,033	(108,050)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	11,444	11,075	36,576	47,651	(31,531)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	7,558	18,185	80,297	98,482	(28,576)	1998	Apr-14	5-30
Camino Ruiz Square	160	Camarillo, CA	—	6,871	26,119	3,686	6,931	29,745	36,676	(17,207)	1990	Dec-06	3-30
Canvas	123	Seattle, WA	—	10,489	36,924	647	10,489	37,571	48,060	(2,760)	2014	Dec-21	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	10,665	19,088	55,138	74,226	(30,637)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	12,017	4,693	30,304	34,997	(21,204)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	12,137	4,048	24,746	28,794	(18,155)	1961	Sep-01	3-30
Carmel Creek	348	San Diego, CA	—	26,842	107,368	11,508	26,842	118,876	145,718	(43,830)	2000	Apr-14	5-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	17,394	16,725	84,295	101,020	(31,906)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	9,529	14,968	69,400	84,368	(24,358)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	8,333	4,833	23,677	28,510	(19,463)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	4,745	6,714	31,601	38,315	(11,166)	1987	Apr-14	5-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	11,649	5,652	27,982	33,634	(17,938)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	24,377	3,442	32,083	35,525	(26,545)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	3,055	6,582	18,744	25,326	(10,012)	2002	Jul-08	3-30
City View	572	Hayward, CA	—	9,883	37,670	41,860	10,350	79,063	89,413	(63,724)	1975	Mar-98	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Collins on Pine	76	Seattle, WA	—	7,276	22,226	1,076	7,276	23,302	30,578	(7,783)	2013	May-14	3-30
Connolly Station	309	Dublin, CA	—	19,949	123,428	5,503	19,949	128,931	148,880	(18,748)	2014	Jan-20	3-30
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	5,758	5,801	23,173	28,974	(11,369)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	6,220	13,912	61,869	75,781	(21,883)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	7,719	4,187	24,289	28,476	(17,013)	1976	Dec-02	3-30
Courtyard off Main	110	Bellevue, WA	—	7,465	21,405	7,676	7,465	29,081	36,546	(14,010)	2000	Oct-10	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	19,142	37,579	106,827	144,406	(41,200)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	6,200	21,478	56,316	77,794	(20,508)	1996	Apr-14	5-30
Domaine	92	Seattle, WA	—	9,059	27,177	2,016	9,059	29,193	38,252	(11,604)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	—	4,758	14,285	8,926	4,757	23,212	27,969	(13,693)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	—	15,066	45,249	6,721	15,066	51,970	67,036	(18,149)	1994	Jul-14	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	3,854	8,458	37,686	46,144	(13,690)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	8,762	3,449	16,563	20,012	(14,422)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	2,731	13,378	55,971	69,349	(14,061)	2012	Dec-16	3-30
Emme	190	Emeryville, CA	—	15,039	80,532	1,602	15,039	82,134	97,173	(11,594)	2015	Jan-20	3-30
Enso	183	San Jose, CA	—	21,397	71,135	3,565	21,397	74,700	96,097	(21,195)	2014	Dec-15	3-30
Epic	769	San Jose, CA	—	89,111	307,769	5,723	89,111	313,492	402,603	(43,577)	2013	Jan-20	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	18,769	18,429	58,596	77,025	(40,654)	2002	Apr-04	3-30
Essex Skyline	350	Santa Ana, CA	—	21,537	146,099	19,047	21,537	165,146	186,683	(68,901)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	9,409	3,649	22,721	26,370	(18,796)	1990	Jun-97	3-30
Fairhaven Apartments	164	Santa Ana, CA	—	2,626	10,485	11,748	2,957	21,902	24,859	(17,103)	1970	Nov-01	3-30
Fairway Apartments at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	9,654	—	17,504	17,504	(15,324)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	6,603	5,297	22,166	27,463	(14,306)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	44,756	2,440	54,572	57,012	(51,045)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	15,512	5,964	29,415	35,379	(24,065)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	5,619	3,731	20,149	23,880	(13,213)	1998	Oct-03	3-30
Form 15	242	San Diego, CA	—	24,510	72,221	14,885	25,540	86,076	111,616	(24,271)	2014	Mar-16	3-30
Foster's Landing	490	Foster City, CA	—	61,714	144,000	18,648	61,714	162,648	224,362	(60,005)	1987	Apr-14	5-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	16,464	6,985	43,487	50,472	(35,378)	2000	Mar-00	3-30
Fountains at River Oaks	226	San Jose, CA	—	26,046	60,773	9,144	26,046	69,917	95,963	(26,176)	1990	Apr-14	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	5,944	8,879	58,295	67,174	(27,867)	2010	Apr-10	3-30
Fox Plaza	445	San Francisco, CA	—	39,731	92,706	43,656	39,731	136,362	176,093	(63,688)	1968	Feb-13	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Hacienda at Camarillo Oaks	73	Camarillo, CA	—	5,497	17,572	2,464	5,497	20,036	25,533	(522)	1984	Apr-23	3-30
The Henley I/The Henley II	215	Glendale, CA	—	6,695	16,753	31,710	6,733	48,425	55,158	(39,183)	1970	Jun-99	3-30
Highlands at Wynhaven	333	Issaquah, WA	—	16,271	48,932	17,578	16,271	66,510	82,781	(39,218)	2000	Aug-08	3-30
Hillcrest Park	608	Newbury Park, CA	—	15,318	40,601	29,837	15,755	70,001	85,756	(53,986)	1973	Mar-98	3-30
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	42,417	22,000	137,098	159,098	(81,397)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	3,986	4,208	20,733	24,941	(11,834)	1965	Mar-07	3-30
Huntington Breakers	342	Huntington Beach, CA	—	9,306	22,720	26,749	9,315	49,460	58,775	(41,562)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	—	3,467	7,881	10,148	3,474	18,022	21,496	(15,994)	1985	Oct-94	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	9,261	17,774	50,734	68,508	(18,567)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	15,358	38,155	104,386	142,541	(38,936)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	9,494	1,595	15,888	17,483	(13,520)	1981	Dec-96	3-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	16,203	3,092	23,622	26,714	(20,121)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	12,518	4,760	31,063	35,823	(22,713)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	35,482	—	63,649	63,649	(41,034)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	19,363	5,324	35,790	41,114	(32,469)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	3,639	1,562	9,735	11,297	(7,468)	1987	May-00	3-30
MB 360	360	San Francisco, CA	—	42,001	212,648	16,253	42,001	228,901	270,902	(73,498)	2014	Apr-14	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	3,507	1,894	10,999	12,893	(7,755)	1963	Dec-02	3-30
Mill Creek at Windermere	400	San Ramon, CA	—	29,551	69,032	14,805	29,551	83,837	113,388	(45,026)	2005	Sep-07	3-30
Mio	103	San Jose, CA	—	11,012	39,982	2,153	11,012	42,135	53,147	(11,663)	2015	Jan-16	3-30
Mirabella	188	Marina Del Rey, CA	—	6,180	26,673	20,139	6,270	46,722	52,992	(33,524)	2000	May-00	3-30
Mira Monte	354	Mira Mesa, CA	—	7,165	28,459	16,734	7,186	45,172	52,358	(32,198)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	20,649	7,886	43,629	51,515	(34,078)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	15,512	10,167	54,222	64,389	(35,135)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	13,839	46,499	122,337	168,836	(44,778)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	12,394	31,429	85,728	117,157	(32,318)	1989	Apr-14	5-30
Montanosa	472	San Diego, CA	—	26,697	106,787	15,499	26,697	122,286	148,983	(43,193)	1990	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	—	4,842	19,776	32,229	4,997	51,850	56,847	(47,688)	1973	Dec-88	3-30
Montebello	248	Kirkland, WA	—	13,857	41,575	15,803	13,858	57,377	71,235	(23,364)	1996	Jul-12	3-30
Montejo Apartments	124	Garden Grove, CA	—	1,925	7,685	6,287	2,194	13,703	15,897	(9,460)	1974	Nov-01	3-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	8,980	2,424	14,484	16,908	(11,089)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	7,109	7,823	40,544	48,367	(19,798)	2011	Feb-11	3-30
Mylo	476	Santa Clara, CA	—	6,472	206,098	867	6,472	206,965	213,437	(35,556)	2021	Jun-21	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
1000 Kiely	121	Santa Clara, CA	—	9,359	21,845	11,284	9,359	33,129	42,488	(17,925)	1971	Mar-11	3-30
Palm Valley	1,100	San Jose, CA	—	133,802	312,205	33,448	133,802	345,653	479,455	(91,453)	2008	Jan-17	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	4,825	4,710	23,664	28,374	(10,795)	2002	Jun-12	3-30
Park Highland	250	Bellevue, WA	—	9,391	38,224	15,944	9,391	54,168	63,559	(25,009)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	—	7,284	21,937	15,309	7,284	37,246	44,530	(24,420)	1999	Feb-99	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	7,165	15,894	70,739	86,633	(25,521)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	14,824	9,424	36,812	46,236	(19,991)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	4,885	10,680	47,607	58,287	(17,576)	1989	Apr-14	5-30
Patent 523	295	Seattle, WA	—	14,558	69,417	8,927	14,558	78,344	92,902	(38,284)	2010	Mar-10	3-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	24,405	6,239	39,006	45,245	(35,534)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	20,462	19,848	80,068	99,916	(32,025)	1969	May-14	3-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	943	—	2,654	2,654	(2,051)	1973	Dec-04	3-24
Pinnacle at Fullerton	192	Fullerton, CA	—	11,019	45,932	7,172	11,019	53,104	64,123	(19,644)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	—	7,760	31,041	5,950	7,760	36,991	44,751	(14,124)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	—	15,810	66,401	10,646	15,810	77,047	92,857	(27,583)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	—	17,023	68,093	8,560	17,023	76,653	93,676	(27,583)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	—	19,292	77,168	9,934	19,292	87,102	106,394	(30,087)	2002	Apr-14	5-30
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	9,882	14,647	68,468	83,115	(25,042)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	14,682	4,505	32,287	36,792	(24,253)	1963	Aug-98	3-30
Pure Redmond	105	Redmond, WA	—	7,461	31,363	2,360	7,461	33,723	41,184	(5,042)	2016	Dec-19	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	5,077	11,702	157,413	169,115	(54,824)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	9,418	6,873	25,455	32,328	(14,905)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	5,428	3,184	18,165	21,349	(9,945)	1989	Dec-09	3-30
Regency Palm Court	116	Los Angeles, CA	—	7,763	28,019	1,637	7,763	29,656	37,419	(1,586)	1987	Jul-22	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	11,968	27,870	123,450	151,320	(43,931)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	7,805	25,073	129,119	154,192	(42,223)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	4,828	3,801	16,227	20,028	(11,529)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	9,177	3,331	16,671	20,002	(14,681)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	19,870	4,173	78,831	83,004	(40,019)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	40,073	22,866	68,974	91,840	(45,615)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	19,087	9,582	59,403	68,985	(28,730)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	7,859	2,820	19,021	21,841	(12,353)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	11,517	19,292	88,685	107,977	(31,940)	1986	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Slater 116	108	Kirkland, WA	—	7,379	22,138	2,243	7,379	24,381	31,760	(8,886)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	9,114	34,444	156,376	190,820	(57,770)	2014	Apr-14	5-30
Station Park Green	599	San Mateo, CA	—	54,782	314,694	111,597	67,204	413,869	481,073	(79,930)	2018	Mar-18	3-30
Stevenson Place	200	Fremont, CA	—	996	5,582	16,131	1,001	21,708	22,709	(18,665)	1975	Apr-00	3-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	12,242	3,201	24,811	28,012	(19,835)	1986	Oct-97	3-30
Summerhill Park	100	Sunnyvale, CA	—	2,654	4,918	11,843	2,656	16,759	19,415	(15,161)	1988	Sep-88	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	11,159	5,977	34,811	40,788	(24,448)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	6,041	13,915	63,741	77,656	(22,896)	2008	Apr-14	5-30
The Audrey at Belltown	137	Seattle, WA	—	9,228	36,911	3,193	9,228	40,104	49,332	(14,169)	1992	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	1,787	6,964	31,709	38,673	(10,597)	2014	Mar-14	3-30
The Bernard	63	Seattle, WA	—	3,699	11,345	1,138	3,689	12,493	16,182	(5,535)	2008	Sep-11	3-30
The Blake LA	196	Los Angeles, CA	—	4,023	9,527	25,998	4,031	35,517	39,548	(27,565)	1979	Jun-97	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	3,628	6,939	24,305	31,244	(13,858)	2006	Jun-07	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	20,508	2,824	30,777	33,601	(26,499)	1981	Jan-97	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	9,358	4,531	98,566	103,097	(51,214)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	57,980	8,385	56,591	64,976	(48,352)	1972	Apr-97	3-30
The Huntington	276	Huntington Beach, CA	—	10,374	41,495	9,525	10,374	51,020	61,394	(22,312)	1975	Jun-12	3-30
The Landing at Jack London Square	282	Oakland, CA	—	33,554	78,292	10,330	33,554	88,622	122,176	(33,472)	2001	Apr-14	5-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	6,701	1,618	10,565	12,183	(8,009)	1971	Jun-97	3-30
The Palisades	192	Bellevue, WA	—	1,560	6,242	16,768	1,565	23,005	24,570	(19,918)	1977	May-90	3-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	—	23,584	94,334	17,847	23,584	112,181	135,765	(42,182)	1988	Apr-14	5-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	5,546	13,574	59,844	73,418	(21,356)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	9,868	21,930	97,588	119,518	(35,480)	1985	Apr-14	5-30
The Village at Toluca Lake	145	Burbank, CA	—	14,634	48,297	2,024	14,634	50,321	64,955	(4,652)	1974	Jun-21	3-30
The Waterford	238	San Jose, CA	—	11,808	24,500	19,752	15,165	40,895	56,060	(31,327)	2000	Jun-00	3-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	11,904	13,661	65,231	78,892	(42,191)	2001	Jan-01	3-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	3,556	6,949	31,352	38,301	(11,191)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	6,266	3,890	14,654	18,544	(11,310)	1985	Oct-97	3-30
Valley Park	160	Fountain Valley, CA	—	3,361	13,420	8,373	3,761	21,393	25,154	(15,146)	1969	Nov-01	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	7,647	22,016	89,901	111,917	(40,456)	2011	Jul-11	3-30
Villa Angelina	256	Placentia, CA	—	4,498	17,962	10,155	4,962	27,653	32,615	(20,376)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	—	38,299	89,365	4,688	38,299	94,053	132,352	(32,619)	2010	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	15,491	13,842	70,858	84,700	(27,347)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	6,463	6,488	43,231	49,719	(16,403)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	10,717	5,573	22,618	28,191	(15,957)	1963	Aug-04	3-30
Vox Apartments	58	Seattle, WA	—	5,545	16,635	642	5,545	17,277	22,822	(6,032)	2013	Oct-13	3-30
Wallace on Sunset	200	Los Angeles, CA	—	24,005	80,466	4,522	24,005	84,988	108,993	(18,731)	2021	Dec-21	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	7,315	4,887	26,454	31,341	(18,197)	1964	Oct-03	3-30
Wandering Creek	156	Kent, WA	—	1,285	4,980	6,672	1,296	11,641	12,937	(9,850)	1986	Nov-95	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	14,339	2,258	21,346	23,604	(18,915)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	21,997	43,194	123,027	166,221	(53,675)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	10,000	30,535	101,604	132,139	(35,335)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	22,204	56,932	234,202	291,134	(84,340)	2014	Apr-14	5-30
Wilshire Promenade	149	Fullerton, CA	—	3,118	7,385	14,938	3,797	21,644	25,441	(16,895)	1992	Jan-97	3-30
Windsor Court	95	Los Angeles, CA		6,383	23,420	1,077	6,383	24,497	30,880	(1,303)	1987	Jul-22	3-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	18,009	4,021	28,320	32,341	(27,125)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	27,519	2,044	36,242	38,286	(28,182)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	7,107	5,341	28,133	33,474	(18,428)	1987	Dec-04	3-30
	47,382		$—	$2,598,958	$9,278,341	$2,560,634	$2,649,202	$11,788,731	$14,437,933	$(5,173,880)

				Costs
		Initial cost		capitalized	Gross amount carried at close of period
			Buildings and	subsequent	Land and	Buildings and		Accumulated
Property	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation
Other real estate assets	—	80,706	16,587	15,769	82,067	30,995	113,062	(20,791)
	$—	$80,706	$16,587	$15,769	$82,067	$30,995	$113,062	$(20,791)

Total	$887,204	$2,981,986	$10,387,597	$2,765,640	$3,036,912	$13,098,311	$16,135,223	$(5,664,931)
(1) The aggregate cost for federal income tax purposes is approximately $12.3 billion (unaudited).
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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

(8) The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2023	2022	2021		2023	2022	2021
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$15,966,227	$15,629,927	$15,061,745	Balance at beginning of year	$5,152,133	$4,646,854	$4,133,959
Acquisition, development, and improvement of real estate	235,423	427,668	707,267	Depreciation expense	545,702	536,202	528,613
Disposition of real estate and other	(66,427)	(91,368)	(139,085)	Depreciation expense - Disposals and other	(32,904)	(30,923)	(15,718)
Balance at the end of year	$16,135,223	$15,966,227	$15,629,927	Balance at the end of year	$5,664,931	$5,152,133	$4,646,854

EXHIBIT INDEX
Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

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

4.14
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, attached as Exhibit 4.14 to the Company's Annual Report on Form 10-K filed February 23, 2023, and incorporated herein by reference.

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

10.6	Amended and Restated Essex Property Trust Inc. Executive Severance Plan. *

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

10.18
Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan for awards granted prior to fiscal year 2024, attached as Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed February 25, 2022, and incorporated herein by reference. *

10.19	Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan for awards granted commencing fiscal year 2024.*

10.20
Separation Agreement and Release, dated as of September 15,2023, by and between Adam W. Berry and Essex Property Trust, Inc., attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed October 27, 2023, and incorporated herein by reference.*

10.21
Fourth Amended and Restated Revolving Credit Agreement, dated as of July 7, 2022, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and incorporated herein by reference.†

10.22	Deferred Compensation Plan for Non-Employee Directors, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020 and incorporated herein by reference.*

10.23
Executive Transition Services Agreement, dated as of October 3, 2022, by and between Essex Property Trust, Inc. and Michael J. Schall, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 3, 2022 and incorporated herein by reference.*

21.1	List of Subsidiaries of Essex Property Trust, Inc. and Essex Portfolio, L.P.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Angela L. Kleiman, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barbara Pak, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Angela L. Kleiman, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Barbara Pak, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for Recovery of Erroneously Awarded Compensation dated as of October 2, 2023.

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 23, 2024.

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
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /s/ JOHN FARIAS
John Farias
Senior Vice President and Chief Accounting Officer

S-1

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Angela L. Kleiman and Barbara Pak, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 23, 2024

/s/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 23, 2024

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Lead Director	February 23, 2024

/s/ JOHN V. ARABIA John V. Arabia	Director	February 23, 2024

/s/ ANNE B. GUST Anne B. Gust	Director	February 23, 2024

/s/ MARIA R. HAWTHORNE Maria R. Hawthorne	Director	February 23, 2024

/s/ AMAL M. JOHNSON Amal M. Johnson	Director	February 23, 2024

/s/ MARY KASARIS Mary Kasaris	Director	February 23, 2024

/s/ ANGELA L. KLEIMAN Angela L. Kleiman	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 23, 2024

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 23, 2024

/s/ MICHAEL J. SCHALL Michael J. Schall	Director	February 23, 2024

/s/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 23, 2024

S-2