Form 10-Q
period 2024-03-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2024-05-01
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,209,059 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 29, 2024.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2024 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2023.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	March 31, 2024	December 31, 2023
Real estate:
Rental properties:
Land and land improvements	$3,138,093	$3,036,912
Buildings and improvements	13,535,431	13,098,311
	16,673,524	16,135,223
Less: accumulated depreciation	(5,803,797)	(5,664,931)
	10,869,727	10,470,292
Real estate under development	24,631	23,724
Co-investments	1,062,575	1,061,733
	11,956,933	11,555,749
Cash and cash equivalents-unrestricted	499,036	391,749
Cash and cash equivalents-restricted	8,834	8,585
Marketable securities, net of allowance for credit losses of zero as of both March 31, 2024 and December 31, 2023	91,295	87,795
Notes and other receivables, net of allowance for credit losses of $0.7 million as of both March 31, 2024 and December 31, 2023, respectively (includes related party receivables of $5.9 million and $6.1 million as of March 31, 2024 and December 31, 2023, respectively)	183,040	174,621
Operating lease right-of-use assets	62,858	63,757
Prepaid expenses and other assets	83,189	79,171
Total assets	$12,885,185	$12,361,427
LIABILITIES AND EQUITY
Unsecured debt, net	$5,666,604	$5,318,531
Mortgage notes payable, net	886,388	887,204
Accounts payable and accrued liabilities	216,536	176,401
Construction payable	18,280	20,659
Dividends payable	165,208	155,695
Distributions in excess of investments in co-investments	63,806	65,488
Operating lease liabilities	64,097	65,091
Other liabilities	48,321	46,175
Total liabilities	7,129,240	6,735,244
Commitments and contingencies
Redeemable noncontrolling interest	32,192	32,205
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,209,059 and 64,203,497 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,658,882	6,656,720
Distributions in excess of accumulated earnings	(1,152,136)	(1,267,536)
Accumulated other comprehensive income, net	41,279	33,556
Total stockholders' equity	5,548,031	5,422,746
Noncontrolling interest	175,722	171,232
Total equity	5,723,753	5,593,978
Total liabilities and equity	$12,885,185	$12,361,427

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental and other property	$424,215	$409,656
Management and other fees from affiliates	2,713	2,765
	426,928	412,421
Expenses:
Property operating, excluding real estate taxes	78,946	73,882
Real estate taxes	46,920	46,530
Corporate-level property management expenses	11,731	11,432
Depreciation and amortization	139,733	136,347
General and administrative	17,171	15,311
Expensed acquisition and investment related costs	68	339
Casualty loss	—	433
	294,569	284,274
Gain on sale of real estate and land	—	59,238
Earnings from operations	132,359	187,385
Interest expense	(55,933)	(51,045)
Total return swap income	796	1,033
Interest and other income	57,275	12,450
Equity income from co-investments	12,366	10,871
Tax (expense) benefit on unconsolidated co-investments	(49)	900
Gain on remeasurement of co-investment	138,326	—
Net income	285,140	161,594
Net income attributable to noncontrolling interest	(12,409)	(8,062)
Net income available to common stockholders	$272,731	$153,532
Comprehensive income	$293,135	$151,300
Comprehensive income attributable to noncontrolling interest	(12,681)	(7,712)
Comprehensive income attributable to controlling interest	$280,454	$143,588
Per share data:
Basic:
Net income available to common stockholders	$4.25	$2.38
Weighted average number of shares outstanding during the period	64,205,086	64,458,535
Diluted:
Net income available to common stockholders	$4.25	$2.38
Weighted average number of shares outstanding during the period	64,212,006	64,459,689

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended March 31, 2024	Shares	Amount
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978
Net income	—	—	—	272,731	—	12,409	285,140
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,723	272	7,995
Issuance of common stock under:
Stock option and restricted stock plans, net	6	—	962	—	—	—	962
Sale of common stock, net	—	—	(8)	—	—	—	(8)
Equity based compensation costs	—	—	1,637	—	—	58	1,695
Changes in the redemption value of redeemable noncontrolling interest	—	—	(180)	—	—	193	13
Distributions to noncontrolling interest	—	—	—	—	—	(8,412)	(8,412)
Redemptions of noncontrolling interest	—	—	(249)	—	—	(30)	(279)
Common stock dividends ($2.45 per share)	—	—	—	(157,331)	—	—	(157,331)
Balances at March 31, 2024	64,209	$6	$6,658,882	$(1,152,136)	$41,279	$175,722	$5,723,753

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended March 31, 2023	Shares	Amount
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	153,532	—	8,062	161,594
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(9,944)	(350)	(10,294)
Issuance of common stock under:
Stock option and restricted stock plans, net	2	—	—	—	—	—	—
Sale of common stock, net	—	—	(72)	—	—	—	(72)
Equity based compensation costs	—	—	5,472	—	—	192	5,664
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,927)	—	—	(131)	(3,058)
Distributions to noncontrolling interest	—	—	—	—	—	(7,977)	(7,977)
Redemptions of noncontrolling interest	12	—	291	—	—	(464)	(173)
Common stock dividends ($2.31 per share)	—	—	—	(148,286)	—	—	(148,286)
Balances at March 31, 2023	64,182	$6	$6,657,183	$(1,074,930)	$36,522	$178,076	$5,796,857

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$285,140	$161,594
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	94	(381)
Depreciation and amortization	139,733	136,347
Amortization of discount and debt financing costs, net	2,341	1,282
Realized and unrealized gains on marketable securities, net	(3,351)	(1,280)
Provision for credit losses	47	18
Earnings from co-investments	(12,366)	(10,871)
Operating distributions from co-investments	9,080	6,784
Accrued interest from notes and other receivables	(3,953)	(2,165)
Casualty loss	—	433
Gain on the sale of real estate and land	—	(59,238)
Equity-based compensation	1,592	1,971
Gain on remeasurement of co-investment	(138,326)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(1,493)	2,457
Accounts payable, accrued liabilities, and operating lease liabilities	39,141	39,687
Other liabilities	(2,824)	281
Net cash provided by operating activities	314,855	276,919
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(355,309)	—
Redevelopment	(11,417)	(21,265)
Development acquisitions of and additions to real estate under development	(1,348)	(3,791)
Capital expenditures on rental properties	(26,388)	(21,084)
Investments in notes receivable	(1,059)	(14,883)
Proceeds from insurance for property losses	301	152
Proceeds from dispositions of real estate	—	99,388
Contributions to co-investments	(2,074)	(7,967)
Changes in refundable deposits	—	9,000
Purchases of marketable securities	(163)	(11,073)
Sales and maturities of marketable securities	14	26,681
Net cash (used in) provided by investing activities	(397,443)	55,158
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	349,132	—
Payments on unsecured debt and mortgage notes	(761)	(206)
Proceeds from lines of credit	—	327,524
Repayments of lines of credit	—	(379,141)

	Three Months Ended March 31,
	2024	2023
Retirement of common stock	—	(95,657)
Additions to deferred charges	(2,692)	(166)
Net costs from issuance of common stock	(8)	(72)
Net proceeds from stock options exercised	962	—
Distributions to noncontrolling interest	(7,901)	(7,580)
Redemption of noncontrolling interest	(279)	(173)
Common stock dividends paid	(148,329)	(142,129)
Net cash provided by (used in) financing activities	190,124	(297,600)
Net increase in unrestricted and restricted cash and cash equivalents	107,536	34,477
Unrestricted and restricted cash and cash equivalents at beginning of period	400,334	42,681
Unrestricted and restricted cash and cash equivalents at end of period	$507,870	$77,158

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.1 million and $0.3 million capitalized in 2024 and 2023, respectively)	$58,241	$52,686
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,803	$1,762
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$97	$121
Transfers from real estate under development to co-investments	$481	$467
Reclassifications (from) to redeemable noncontrolling interest (to) from additional paid in capital and noncontrolling interest	$(13)	$3,058

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	March 31, 2024	December 31, 2023
Real estate:
Rental properties:
Land and land improvements	$3,138,093	$3,036,912
Buildings and improvements	13,535,431	13,098,311
	16,673,524	16,135,223
Less: accumulated depreciation	(5,803,797)	(5,664,931)
	10,869,727	10,470,292
Real estate under development	24,631	23,724
Co-investments	1,062,575	1,061,733
	11,956,933	11,555,749
Cash and cash equivalents-unrestricted	499,036	391,749
Cash and cash equivalents-restricted	8,834	8,585
Marketable securities, net of allowance for credit losses of zero as of both March 31, 2024 and December 31, 2023	91,295	87,795
Notes and other receivables, net of allowance for credit losses of $0.7 million as of both March 31, 2024 and December 31, 2023, respectively (includes related party receivables of $5.9 million and $6.1 million as of March 31, 2024 and December 31, 2023, respectively)	183,040	174,621
Operating lease right-of-use assets	62,858	63,757
Prepaid expenses and other assets	83,189	79,171
Total assets	$12,885,185	$12,361,427
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,666,604	$5,318,531
Mortgage notes payable, net	886,388	887,204
Accounts payable and accrued liabilities	216,536	176,401
Construction payable	18,280	20,659
Distributions payable	165,208	155,695
Distributions in excess of investments in co-investments	63,806	65,488
Operating lease liabilities	64,097	65,091
Other liabilities	48,321	46,175
Total liabilities	7,129,240	6,735,244
Commitments and contingencies
Redeemable noncontrolling interest	32,192	32,205
Capital:
General Partner:
Common equity (64,209,059 and 64,203,497 units issued and outstanding, respectively)	5,506,752	5,389,190
	5,506,752	5,389,190
Limited Partners:
Common equity (2,258,812 and 2,258,812 units issued and outstanding, respectively)	49,276	44,991
Accumulated other comprehensive income, net	46,641	38,646
Total partners' capital	5,602,669	5,472,827
Noncontrolling interest	121,084	121,151
Total capital	5,723,753	5,593,978
Total liabilities and capital	$12,885,185	$12,361,427

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental and other property	$424,215	$409,656
Management and other fees from affiliates	2,713	2,765
	426,928	412,421
Expenses:
Property operating, excluding real estate taxes	78,946	73,882
Real estate taxes	46,920	46,530
Corporate-level property management expenses	11,731	11,432
Depreciation and amortization	139,733	136,347
General and administrative	17,171	15,311
Expensed acquisition and investment related costs	68	339
Casualty loss	—	433
	294,569	284,274
Gain on sale of real estate and land	—	59,238
Earnings from operations	132,359	187,385
Interest expense	(55,933)	(51,045)
Total return swap income	796	1,033
Interest and other income	57,275	12,450
Equity income from co-investments	12,366	10,871
Tax (expense) benefit on unconsolidated co-investments	(49)	900
Gain on remeasurement of co-investment	138,326	—
Net income	285,140	161,594
Net income attributable to noncontrolling interest	(2,810)	(2,658)
Net income available to common unitholders	$282,330	$158,936
Comprehensive income	$293,135	$151,300
Comprehensive income attributable to noncontrolling interest	(2,810)	(2,658)
Comprehensive income attributable to controlling interest	$290,325	$148,642
Per unit data:
Basic:
Net income available to common unitholders	$4.25	$2.38
Weighted average number of common units outstanding during the period	66,463,899	66,724,428
Diluted:
Net income available to common unitholders	$4.25	$2.38
Weighted average number of common units outstanding during the period	66,470,819	66,725,582

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three months ended March 31, 2024 and 2023
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended March 31, 2024	Units	Amount	Units	Amount
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978
Net income	—	272,731	—	9,599	—	2,810	285,140
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,995	—	7,995
Issuance of common units under:
General partner's stock based compensation, net	6	962	—	—	—	—	962
Sale of common stock by general partner, net	—	(8)	—	—	—	—	(8)
Equity based compensation costs	—	1,637	—	58	—	—	1,695
Changes in the redemption value of redeemable noncontrolling interest	—	(180)	—	165	—	28	13
Distributions to noncontrolling interest	—	—	—	—	—	(2,875)	(2,875)
Redemptions	—	(249)	—	—	—	(30)	(279)
Distributions declared ($2.45 per unit)	—	(157,331)	—	(5,537)	—	—	(162,868)
Balances at March 31, 2024	64,209	$5,506,752	2,259	$49,276	$46,641	$121,084	$5,723,753

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended March 31, 2023	Units	Amount	Units	Amount
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	153,532	—	5,404	—	2,658	161,594
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(10,294)	—	(10,294)
Issuance of common units under:
General partner's stock based compensation, net	2	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(72)	—	—	—	—	(72)
Equity based compensation costs	—	5,472	—	192	—	—	5,664
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	(2,927)	—	(106)	—	(25)	(3,058)
Distributions to noncontrolling interest	—	—	—	—	—	(2,755)	(2,755)
Redemptions	12	291	(11)	(337)	—	(127)	(173)
Distributions declared ($2.31 per unit)	—	(148,286)	—	(5,222)	—	—	(153,508)
Balances at March 31, 2023	64,182	$5,582,259	2,261	$51,385	$41,716	$121,497	$5,796,857

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$285,140	$161,594
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	94	(381)
Depreciation and amortization	139,733	136,347
Amortization of discount and debt financing costs, net	2,341	1,282
Realized and unrealized gains on marketable securities, net	(3,351)	(1,280)
Provision for credit losses	47	18
Earnings from co-investments	(12,366)	(10,871)
Operating distributions from co-investments	9,080	6,784
Accrued interest from notes and other receivables	(3,953)	(2,165)
Casualty loss	—	433
Gain on the sale of real estate and land	—	(59,238)
Equity-based compensation	1,592	1,971
Gain on remeasurement of co-investment	(138,326)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(1,493)	2,457
Accounts payable, accrued liabilities, and operating lease liabilities	39,141	39,687
Other liabilities	(2,824)	281
Net cash provided by operating activities	314,855	276,919
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(355,309)	—
Redevelopment	(11,417)	(21,265)
Development acquisitions of and additions to real estate under development	(1,348)	(3,791)
Capital expenditures on rental properties	(26,388)	(21,084)
Investments in notes receivable	(1,059)	(14,883)
Proceeds from insurance for property losses	301	152
Proceeds from dispositions of real estate	—	99,388
Contributions to co-investments	(2,074)	(7,967)
Changes in refundable deposits	—	9,000
Purchases of marketable securities	(163)	(11,073)
Sales and maturities of marketable securities	14	26,681
Net cash (used in) provided by investing activities	(397,443)	55,158
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	349,132	—
Payments on unsecured debt and mortgage notes	(761)	(206)
Proceeds from lines of credit	—	327,524
Repayments of lines of credit	—	(379,141)

	Three Months Ended March 31,
	2024	2023
Retirement of common units	—	(95,657)
Additions to deferred charges	(2,692)	(166)
Net costs from issuance of common units	(8)	(72)
Net proceeds from stock options exercised	962	—
Distributions to noncontrolling interest	(2,163)	(2,065)
Redemption of noncontrolling interests	(279)	(173)
Common units distributions paid	(154,067)	(147,644)
Net cash provided by (used in) financing activities	190,124	(297,600)
Net increase in unrestricted and restricted cash and cash equivalents	107,536	34,477
Unrestricted and restricted cash and cash equivalents at beginning of period	400,334	42,681
Unrestricted and restricted cash and cash equivalents at end of period	$507,870	$77,158
Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.1 million and $0.3 million capitalized in 2024 and 2023, respectively)	$58,241	$52,686
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,803	$1,762
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$97	$121
Transfers from real estate under development to co-investments	$481	$467
Reclassifications (from) to redeemable noncontrolling interest (to) from general and limited partner capital and noncontrolling interest	$(13)	$3,058

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. ("Essex" or the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the "Operating Partnership," which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2023.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both March 31, 2024 and December 31, 2023. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding was 2,258,812 as of both March 31, 2024 and December 31, 2023, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $553.0 million and $560.0 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the Company owned or had ownership interests in 253 operating apartment communities, comprising 62,271 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, and three operating commercial buildings. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for the Company's 2024 annual reporting. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

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
March 31, 2024 and 2023
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

Marketable Securities

The Company reports its equity securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of both March 31, 2024 and December 31, 2023, $0.1 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any realized and unrealized gains and losses in equity securities and interest income are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2024 and December 31, 2023, equity securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds.

As of March 31, 2024 and December 31, 2023, marketable securities consisted of the following ($ in thousands):

	March 31, 2024
	Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$26,590	$(1,636)	$24,954
Common stock, preferred stock, and stock funds	51,341	15,000	66,341

Total - Marketable securities	$77,931	$13,364	$91,295

	December 31, 2023
	Cost	Gross Unrealized Gain (loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$26,460	$(1,584)	$24,876
Common stock, preferred stock, and stock funds	51,328	11,591	62,919

Total - Marketable securities	$77,788	$10,007	$87,795

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of March 31, 2024 and December 31, 2023. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $963.5 million and $326.1 million, respectively, as of March 31, 2024 and $956.7 million and $324.5 million, respectively, as of December 31, 2023. Noncontrolling interests in these entities was $121.0 million and $121.1 million as of March 31, 2024 and December 31, 2023, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2024 and December 31, 2023, the Company did not have any VIEs of which it was not the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 14, "Equity Based Compensation Plans," in the Company’s annual report on Form 10-K for the year ended December 31, 2023) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2024 and December 31, 2023, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $6.0 billion and $5.7 billion as of March 31, 2024 and December 31, 2023, respectively, was approximately $5.6 billion and $5.3 billion, respectively. Management has estimated that the fair value of the Company’s $520.0 million of variable rate debt at both March 31, 2024 and December 31, 2023, was approximately $518.8 million and $519.0 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and variable rate demand notes compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of March 31, 2024 and December 31, 2023 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of March 31, 2024 and December 31, 2023.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $5.3 million and $4.8 million during the three months ended March 31, 2024 and 2023, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
March 31, 2024 and 2023
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

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2023	$33,556
Other comprehensive income before reclassification	7,715
Amounts reclassified from accumulated other comprehensive income	8
Other comprehensive income	7,723
Balance at March 31, 2024	$41,279

Essex Portfolio, L.P.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2023	$38,646
Other comprehensive income before reclassification	7,986
Amounts reclassified from accumulated other comprehensive income	9
Other comprehensive income	7,995
Balance at March 31, 2024	$46,641

Amounts reclassified from accumulated other comprehensive income in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $32.2 million as of both March 31, 2024 and December 31, 2023, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2024 is as follows ($ in thousands):

Balance at December 31, 2023	$32,205
Reclassification due to change in redemption value and other	(13)
Balance at March 31, 2024	$32,192

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents - unrestricted	$499,036	$391,749	$67,712	$33,295
Cash and cash equivalents - restricted	8,834	8,585	9,446	9,386
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$507,870	$400,334	$77,158	$42,681

Gain Contingencies

Contingencies, commonly resulting from legal settlements, will periodically arise that may result in a gain. Gain contingencies are typically not recognized in the financial statements until all uncertainties related to the contingency have been resolved. In the case of legal settlements, the Company determines that all uncertainties have been resolved when cash or other consideration has been received by the Company. Gain contingencies resulting from legal settlements of $42.5 million and $7.7 million were recognized during the three months ended March 31, 2024 and 2023, respectively, and are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

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

(2) Significant Transactions During the Three Months Ended March 31, 2024 and Subsequent Events

Significant Transactions

Acquisitions

In March 2024, the Company acquired its joint venture partner, BEXAEW LLC's ("BEXAEW") 49.9% interest in four apartment communities, consisting of 1,480 apartment homes, valued at $505.0 million on a gross basis. Concurrent with the acquisition, the Company repaid $219.9 million of debt encumbering the properties and consolidated the communities. As a result of this acquisition, the Company realized a gain on remeasurement of co-investment of $138.3 million. Additionally, the Company recognized $1.5 million in promote income as a result of the transaction, which is included in equity income from co-investments on the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

Notes Receivable

In March 2024, the Company committed to fund a $53.6 million related party bridge loan to BEX II, LLC ("BEX II"), a co-investment, in connection with the payoff of a mortgage related to one of BEX II's properties located in Southern California. The note receivable will accrue interest at the Secured Overnight Financing Rate ("SOFR") plus 1.50% and is scheduled to mature in September 2024. As of March 31, 2024, the commitment was yet to be funded and was fully funded subsequent to quarter end, in April 2024. See Note 6, Related Party Transactions, for additional details.

Senior Unsecured Debt

In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum (the "2034 Notes"), which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of par value. The 2034 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex.

Subsequent events

Subsequent to quarter end, the Company accepted the third party sponsor’s common equity interest affiliated with its $14.7 million preferred equity investment in a stabilized community comprising 75 apartment homes located in Sunnyvale, CA. Concurrent with the closing, the Company unencumbered the property and consolidated the community on the Company’s financial statements at a $46.6 million valuation. The Company placed the preferred equity investment on non-accrual in the fourth quarter of 2023 and recorded a $3.7 million non-cash impairment related to the investment in the first quarter of 2024.

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Rental income	$417,236	$404,635
Other property	6,979	5,021
Management and other fees from affiliates	2,713	2,765
Total revenues	$426,928	$412,421

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Southern California	$176,002	$166,877
Northern California	168,839	163,728
Seattle Metro	71,913	70,038
Other real estate assets (1)	7,461	9,013
Total rental and other property revenues	$424,215	$409,656

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Same-property (1)	$409,819	$395,520
Acquisitions (2)	1,598	—
Redevelopment	1,541	1,537
Non-residential/other, net (3)	11,320	12,023
Straight line rent concession (4)	(63)	576
Total rental and other property revenues	$424,215	$409,656

(1) Same-property includes properties that have comparable stabilized results as of January 1, 2023 and are consolidated by the Company for the three months ended March 31, 2024 and 2023. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2) Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2023.
(3) Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our redevelopment criteria, and two communities located in the California counties of Santa Barbara and Santa Cruz, which the Company does not consider its core markets.
(4) Represents straight-line concessions for residential operating communities. Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.8 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the three months ended March 31, 2024 that was included in the December 31, 2023 deferred revenue balance was $0.2 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of March 31, 2024, the Company had $0.8 million of remaining performance obligations. The Company expects to recognize approximately 61% of these remaining performance obligations in 2024, an additional 32% through 2026, and the remaining balance thereafter.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which own, operate, and develop apartment communities and are accounted for under the equity method. As of March 31, 2024, the Company had invested in five technology co-investments and the co-investment balance of these investments was $50.5 million, and the aggregate commitment was $86.0 million. As of December 31, 2023, the Company had five technology co-investments and the co-investment balance of these investments was $44.2 million and the aggregate commitment was $86.0 million.

The carrying values of the Company's co-investments as of March 31, 2024 and December 31, 2023 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	March 31, 2024	December 31, 2023
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V, and Wesco VI (2)	54%	$145,918	$144,766
BEXAEW (3), BEX II, BEX IV, and 500 Folsom	50%	213,998	224,119
Other (4)	52%	86,542	68,493
Total operating and other co-investments, net		446,458	437,378
Total development co-investments	—%	—	14,605
Total preferred interest co-investments (includes related party investments of $44.8 million and $42.7 million as of March 31, 2024 and December 31, 2023, respectively. See Note 6 - Related Party Transactions for further discussion)		552,311	544,262
Total co-investments, net		$998,769	$996,245

(1) Weighted average Company ownership percentages are as of March 31, 2024.
(2) As of March 31, 2024 and December 31, 2023, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $59.6 million and $61.8 million, respectively, due to distributions in excess of the Company's investment.
(3) In March 2024, the Company acquired BEXAEW's 49.9% interest in four apartment communities consisting of 1,480 apartment homes.
(4) As of March 31, 2024 and December 31, 2023, the Company's investments in Expo and Century Towers were classified as a liability of $4.2 million and $3.7 million, respectively, due to distributions received in excess of the Company's investment. The weighted average Company ownership percentage excludes the Company's investments in non-core technology co-investments which are carried at fair value.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	March 31, 2024	December 31, 2023
Combined balance sheets: (1)
Rental properties and real estate under development	$4,739,567	$5,123,164
Other assets	295,557	279,237
Total assets	$5,035,124	$5,402,401
Debt	$3,312,158	$3,622,609
Other liabilities	312,091	317,208
Equity	1,410,875	1,462,584
Total liabilities and equity	$5,035,124	$5,402,401
Company's share of equity	$998,769	$996,245

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Combined statements of income: (1)
Property revenues	$106,293	$100,593
Property operating expenses	(42,314)	(42,078)
Net operating income	63,979	58,515
Interest expense	(40,943)	(32,684)
General and administrative	(7,563)	(2,980)
Depreciation and amortization	(45,793)	(41,388)
Net loss	$(30,320)	$(18,537)
Company's share of net income (2)	$12,366	$10,871

(1) Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $1.1 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	$38,801	$37,582
Note receivable, secured, bearing interest at 9.00%, due October 2025 (Originated October 2021)	52,550	50,146
Note receivable, secured, bearing interest at 12.00%, due August 2024 (Originated August 2022)	12,116	11,743
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	35,944	34,929
Notes and other receivables from affiliates (1)	5,945	6,111
Straight line rent receivables (2)	9,246	9,353
Other receivables	29,150	25,444
Allowance for credit losses	(712)	(687)
Total notes and other receivables	$183,040	$174,621

(1) These amounts consist of short-term loans outstanding and due from various joint ventures as of March 31, 2024 and December 31, 2023, respectively. See Note 6, Related Party Transactions, for additional details.
(2) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured ($ in thousands):

Notes Receivable, Secured
Balance at December 31, 2023	$687
Provision for credit losses	25
Balance at March 31, 2024	$712

No loans were placed on nonaccrual status or charged off during the three months ended March 31, 2024 or 2023.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.8 million and $3.3 million during the three months ended March 31, 2024 and 2023, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.1 million and $0.5 million against general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. ("MMI"), a national brokerage firm listed on the New York Stock Exchange. For the three months ended March 31, 2024 and 2023, the Company did not pay brokerage commissions related to real estate transactions to MMC and its affiliates.

In March 2024, the Company committed to fund a $53.6 million related party bridge loan to BEX II in connection with the payoff of a mortgage related to one of BEX II's properties located in Southern California. The note receivable will accrue interest at the SOFR plus 1.50% and is scheduled to mature in September 2024. As of March 31, 2024, the commitment was yet to be funded. It was fully funded subsequent to quarter end, in April 2024.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of March 31, 2024, $11.0 million of this commitment has been funded and the Company continues to accrue interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of March 31, 2024 and December 31, 2023, $5.9 million and $6.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	March 31, 2024	December 31, 2023	Weighted Average Maturity In Years as of March 31, 2024
Term loan - variable rate, net	$298,649	$298,552	3.6
Bonds public offering - fixed rate, net (1)	5,367,955	5,019,979	7.1
Unsecured debt, net (2)	5,666,604	5,318,531
Lines of credit (3)	—	—
Mortgage notes payable, net (4)	886,388	887,204	7.6
Total debt, net	$6,552,992	$6,205,735
Weighted average interest rate on fixed rate unsecured bonds public offering	3.4%	3.3%
Weighted average interest rate on variable rate term loan	4.2%	4.2%
Weighted average interest rate on lines of credit	6.3%	6.3%
Weighted average interest rate on mortgage notes payable	4.3%	4.3%

(1) In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum, which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of par value.
(2) Unsecured debt, net, consists of fixed rate public bond offerings and variable rate term loan which includes unamortized discount, net of premiums, of $6.6 million and $6.1 million and unamortized debt issuance costs of $26.8 million and $25.3 million, as of March 31, 2024 and December 31, 2023, respectively.
(3) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of March 31, 2024, excludes unamortized debt issuance costs of $3.5 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2024, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate ("Adjusted SOFR") plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of January 2027 with two six-month extensions, exercisable at the Company’s option. As of March 31, 2024, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.75%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of July 2024.
(4) Includes total unamortized premium, net of discounts of $0.3 million and $0.5 million, reduced by unamortized debt issuance costs of $3.0 million and $3.1 million, as of March 31, 2024 and December 31, 2023, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of March 31, 2024 are as follows ($ in thousands):

2024	$402,347
2025	633,054
2026	549,405
2027	803,955
2028	518,332
Thereafter	3,681,937
Total	$6,589,030

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Southern California	$176,002	$166,877
Northern California	168,839	163,728
Seattle Metro	71,913	70,038
Other real estate assets	7,461	9,013
Total property revenues	$424,215	$409,656
Net operating income:
Southern California	$124,333	$116,942
Northern California	115,679	114,555
Seattle Metro	50,916	49,894
Other real estate assets	7,421	7,853
Total net operating income	298,349	289,244
Management and other fees from affiliates	2,713	2,765
Corporate-level property management expenses	(11,731)	(11,432)
Depreciation and amortization	(139,733)	(136,347)
General and administrative	(17,171)	(15,311)
Expensed acquisition and investment related costs	(68)	(339)
Casualty loss	—	(433)
Gain on sale of real estate and land	—	59,238
Interest expense	(55,933)	(51,045)
Total return swap income	796	1,033
Interest and other income	57,275	12,450
Equity income from co-investments	12,366	10,871
Tax (expense) benefit on unconsolidated co-investments	(49)	900
Gain on remeasurement of co-investment	138,326	—
Net income	$285,140	$161,594

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Assets:
Southern California	$4,208,556	$3,802,648
Northern California	5,192,173	5,242,343
Seattle Metro	1,376,656	1,333,030
Other real estate assets	92,342	92,271
Net reportable operating segment - real estate assets	10,869,727	10,470,292
Real estate under development	24,631	23,724
Co-investments	1,062,575	1,061,733
Cash and cash equivalents, including restricted cash	507,870	400,334
Marketable securities	91,295	87,795
Notes and other receivables	183,040	174,621
Operating lease right-of-use assets	62,858	63,757
Prepaid expenses and other assets	83,189	79,171
Total assets	$12,885,185	$12,361,427

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$272,731	64,205,086	$4.25	$153,532	64,458,535	$2.38
Effect of Dilutive Securities:
Stock options	—	6,920		—	1,154
Diluted:
Net income available to common stockholders	$272,731	64,212,006	$4.25	$153,532	64,459,689	$2.38

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,258,812 and 2,265,893, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended March 31, 2024 and 2023, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $9.6 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)

Stock options of 395,585 and 476,748 for the three months ended March 31, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$282,330	66,463,899	$4.25	$158,936	66,724,428	$2.38
Effect of Dilutive Securities:
Stock options	—	6,920		—	1,154
Diluted:
Net income available to common unitholders	$282,330	66,470,819	$4.25	$158,936	66,725,582	$2.38

Stock options of 395,585 and 476,748 for the three months ended March 31, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of March 31, 2024, the Company had an interest rate swap contract with an aggregate notional amount of $300.0 million that effectively fixed the interest rate on the $300.0 million unsecured term loan at 4.2%. This derivative qualifies for hedge accounting.

As of March 31, 2024 and December 31, 2023, the swap contracts were presented in the consolidated balance sheets as an asset of $7.8 million and $4.3 million, respectively, and were included in prepaid expenses and other assets on the consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, the Company had no interest rate caps.

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
March 31, 2024 and 2023
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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2023 annual report on Form 10-K for the year ended December 31, 2023. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this quarterly report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled "Forward-Looking Statements."

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2024, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of March 31, 2024, the Company owned or had ownership interests in 253 operating apartment communities, comprising 62,271 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, and three operating commercial buildings.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2024		As of March 31, 2023
	Apartment Homes	%	Apartment Homes	%
Southern California	23,262	44%	21,913	43%
Northern California	19,244	36%	19,245	37%
Seattle Metro	10,555	20%	10,341	20%
Total	53,061	100%	51,499	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX II, BEX IV and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The communities previously held in the BEXAEW co-investment, which was consolidated in the first quarter of 2024, are excluded from the March 31, 2023 table but included in the March 31, 2024 table.

Market Considerations

The Company is emerging from restrictions resulting from the COVID-19 pandemic and continues to comply with the stated intent of local, county, state and federal laws, some of which limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes and in various regions in which our communities are located, impacting the Company and its properties. Concurrently, geopolitical tensions and regional conflicts have increased uncertainty during 2023 and 2024. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time.

The long-term impact of these developments will largely depend on future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended March 31, 2024 and 2023) have generally remained higher than the pre-pandemic historical average of 0.35% since the second quarter of 2020. Cash delinquencies were elevated at 2.1% for the three months ended March 31, 2023 and has decreased to 1.3% for the three months ended March 31, 2024. Delinquency benefited from Emergency Rental Assistance payments of $1.1 million for the three months ended March 31, 2023 compared to payments of $0.4 million for the three months ended March 31, 2024; however, current tenant delinquencies remained well above pre-pandemic levels. The Company continues to work with residents to collect such cash delinquencies. As of March 31, 2024, the delinquencies have not had a material adverse impact on the Company's liquidity position.

The foregoing macroeconomic conditions have not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.3% and 96.7% for the three months ended March 31, 2024 and 2023, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Southern California	96.0%	96.8%
Northern California	96.2%	96.7%
Seattle Metro	97.0%	96.6%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment Homes	Three Months Ended March 31,		Dollar	Percentage
Property Revenues ($ in thousands)		2024	2023	Change	Change
Same-Property Revenues:
Southern California	21,573	$171,822	$164,287	$7,535	4.6%
Northern California	18,970	166,213	161,195	5,018	3.1%
Seattle Metro	10,341	71,784	70,038	1,746	2.5%
Total Same-Property Revenues	50,884	409,819	395,520	14,299	3.6%
Non-Same Property Revenues		14,396	14,136	260	1.8%
Total Property Revenues		$424,215	$409,656	$14,559	3.6%

Same-Property Revenues increased by $14.3 million or 3.6% to $409.8 million in the first quarter of 2024 from $395.5 million in the first quarter of 2023. The increase was primarily attributable to an increase of 2.1% in average rental rates from $2,576 in the first quarter of 2023 to $2,631 in the first quarter of 2024 and 0.8% of the increase was attributable to a decrease in delinquencies in the first quarter of 2024 compared to the first quarter of 2023.

Non-Same Property Revenues increased by $0.3 million or 1.8% to $14.4 million in the first quarter of 2024 from $14.1 million in the first quarter of 2023. The increase was primarily due to the acquisition of Hacienda at Camarillo Oaks in 2023, and the consolidation of four apartment home communities as part of the Company's purchase of its joint venture partner's 49.9% interest in the BEXAEW portfolio in 2024. The increase was partially offset by the sale of CBC and The Sweeps in the first quarter of 2023.

Property operating expenses, excluding real estate taxes increased by $5.0 million or 6.8% to $78.9 million for the first quarter of 2024 compared to $73.9 million for the first quarter of 2023, primarily due to increases of $2.3 million in utilities expenses, $1.2 million in insurance expenses, $0.9 million in personnel costs, and $0.4 million in administrative expenses. Same-Property operating expenses, excluding real estate taxes, increased by $5.7 million or 7.8% to $78.6 million in the first quarter of 2024 compared to $72.9 million in the first quarter of 2023, primarily due to increases of $2.2 million in utilities expenses, $2.0 million in insurance and other expenses, $0.8 million in personnel costs, $0.5 million in administrative expenses and $0.2 million in maintenance and repairs expenses.

Real estate taxes increased by $0.4 million or 0.9% to $46.9 million for the first quarter of 2024 compared to $46.5 million for the first quarter of 2023, primarily due to a net increase of approximately 2% in California real estate taxes, partially offset by a slight decrease in real estate taxes in the Seattle metro region. Same-Property real estate taxes increased by $0.3 million or 0.6% to $44.9 million for the first quarter of 2024 compared to $44.6 million for the first quarter of 2023 primarily due to an increase of approximately 2% in California real estate taxes, partially offset by slight decrease in real estate taxes in the Seattle metro region.

Depreciation and amortization expense increased by $3.4 million or 2.5% to $139.7 million for the first quarter of 2024 compared to $136.3 million for the first quarter of 2023, primarily due to an increase in depreciation expense from the acquisition of Hacienda at Camarillo Oaks in 2023 and due to the consolidation of four apartment home communities as part of the Company's purchase of its joint venture partner's 49.9% interest in the BEXAEW portfolio in 2024. The increase was partially offset by the sale of CBC and The Sweeps in the first quarter of 2023.

Interest expense increased by $4.9 million or 9.6% to $55.9 million for the first quarter of 2024 compared to $51.0 million for the first quarter of 2023, primarily due to borrowing on the $300.0 million unsecured term loan in April 2023, the $298.0 million of 10-year secured loans closed in July 2023, and the issuance in March 2024 of $350.0 million senior unsecured notes due April 2034 which resulted in an increase in interest expense of $8.1 million for the first quarter of 2024. Additionally, there was a $0.2 million decrease in capitalized interest in the first quarter of 2024, due to a decrease in development activity as compared to the same period in 2023. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the first quarter of 2023, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023, which resulted in a decrease in interest expense of $3.4 million for the first quarter of 2024.

Interest and other income increased by $44.8 million or 358.4% to $57.3 million for the first quarter of 2024 compared to $12.5 million for the first quarter of 2023, primarily due to increases of $34.8 million in legal settlements and $7.9 million in interest income.

Equity income from co-investments increased by $1.5 million or 13.8% to $12.4 million for the first quarter of 2024 compared to $10.9 million for the first quarter of 2023, primarily due to increases of $6.0 million in equity income from non-core technology co-investments and $1.5 million in co-investment promote income. The increases were offset by a $3.7 million non-cash impairment loss from an unconsolidated preferred equity co-investment, and a decrease of $1.1 million in income from preferred equity investments.

Gain on remeasurement of co-investment of $138.3 million resulted from the Company's acquisition of its joint venture partner's 49.9% co-investment interest in the BEXAEW portfolio comprised of four apartment home communities.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $499.0 million of unrestricted cash and cash equivalents and $91.3 million in marketable securities, all of which were equity securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2024, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2024, the Company had two unsecured lines of credit aggregating $1.24 billion. As of March 31, 2024, there was no outstanding balance on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of March 31, 2024. This facility is scheduled to mature in January 2027, with two six-month extensions, exercisable at the Company's option. As of March 31, 2024, there was no outstanding balance on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.75% as of March 31, 2024. This facility is scheduled to mature in July 2024.

In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum (the "2034 Notes"), which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of par value. The 2034 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company intends to use the net proceeds of this offering to repay upcoming debt maturities, including to fund a portion of the repayment of its outstanding 3.875% senior unsecured notes due May 2024 and for other general corporate and working capital purposes, including funding of potential acquisition opportunities.

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

The 2021 ATM Program replaced the prior equity distribution agreement entered into in September 2018 (the "2018 ATM Program"), which was terminated upon the establishment of the 2021 ATM Program. During the three months ended March 31, 2024, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of March 31, 2024, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of each date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the three months ended March 31, 2024, the Company did not repurchase any shares and as of March 31, 2024, the Company had $302.7 million of purchase authority remaining under its $500.0 million stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2024, the Company’s development pipeline was comprised of various consolidated predevelopment projects, with total incurred costs of $24.6 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 9,210 apartment homes of operating communities with joint ventures for a total book value of $446.5 million as of March 31, 2024.

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

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements which are not historical facts, including statements regarding the Company's expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as "expects," "assumes," "anticipates," "may," "will," "intends," "plans," "projects," "believes," "seeks," "future," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture and co-investment activity, development and redevelopment activity and other capital expenditures, capital raising and financing activity, revenue and expense growth, financial occupancy, interest rate and other economic expectations.

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts; geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the impact of inflation on consumer prices with associated reduction in purchasing power and increased risk of recession; the economic effects of the COVID-19 pandemic; whether and for how long the Company’s cash delinquencies will remain elevated as a result of the impact of the COVID-19 pandemic; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; the Company may be unable to maintain its investment grade credit rating with the rating agencies; the Company may be unsuccessful in the management of its relationships with its co-investment partners; the Company may fail to achieve its business objectives; time required for completion and/or stabilization of development and redevelopment projects; estimates of future income from an acquired property may prove to be inaccurate; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations; unexpected difficulties in leasing of future development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2023, and those risk factors and special considerations set forth in the Company's other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2024	2023
Net income available to common stockholders	$272,731	$153,532
Adjustments:
Depreciation and amortization	139,733	136,347
Gains not included in FFO	(138,326)	(59,238)
Casualty loss	—	433
Impairment loss from unconsolidated co-investments	3,726	—
Depreciation and amortization from unconsolidated co-investments	18,470	17,609
Noncontrolling interest related to Operating Partnership units	9,599	5,404
Depreciation attributable to third party ownership and other (1)	(389)	(359)
Funds from operations attributable to common stockholders and unitholders	$305,544	$253,728
FFO per share-diluted	$4.60	$3.80
Non-core items:
Expensed acquisition and investment related costs	$68	$339
Tax expense (benefit) on unconsolidated co-investments (2)	49	(900)
Realized and unrealized gains on marketable securities, net	(3,351)	(1,280)
Provision for credit losses	47	18
Equity (income) loss from non-core co-investments (3)	(5,870)	94
Co-investment promote income	(1,531)	—
General and administrative and other, net	2,541	266
Insurance reimbursements, legal settlements, and other, net (4)	(42,814)	(8,504)
Core funds from operations attributable to common stockholders and unitholders	$254,683	$243,761
Core FFO per share-diluted	$3.83	$3.65
Weighted average number of shares outstanding, diluted (5)	66,470,819	66,725,582

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three months ended March 31, 2024 was $0.9 million.
(2) Represents tax related to net unrealized gains or losses on technology co-investments.
(3) Represents the Company's share of co-investment income or loss from technology co-investments.
(4) Includes legal settlement gains of $42.5 million and $7.7 million for the three months ended March 31, 2024 and 2023, respectively.
(5) Assumes conversion of all outstanding limited partnership units in the Operating Partnership into shares of the Company's common stock and excludes DownREIT limited partnership units.

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

	Three Months Ended March 31,
	2024	2023
Earnings from operations	$132,359	$187,385
Adjustments:
Corporate-level property management expenses	11,731	11,432
Depreciation and amortization	139,733	136,347
Management and other fees from affiliates	(2,713)	(2,765)
General and administrative	17,171	15,311
Expensed acquisition and investment related costs	68	339
Casualty Loss	—	433
Gain on sale of real estate and land	—	(59,238)
NOI	298,349	289,244
Less: Non-Same Property NOI	(11,990)	(11,266)
Same-Property NOI	$286,359	$277,978

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2024, the Company had one interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the unsecured term loan.

The Company's interest rate swap was designated as cash flow hedge as of March 31, 2024. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2024. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2024.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$7,784	$11,103	$4,430
Total cash flow hedges	$300,000	2026	$7,784	$11,103	$4,430

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $222.5 million that effectively convert $222.5 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at March 31, 2024. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2024	2025	2026	2027	2028	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$401,641	632,035	548,291	419,558	517,000	3,548,000	$6,066,525	$5,623,747
Average interest rate	4.0%	3.5%	3.5%	3.8%	2.2%	3.5%	3.5%
Variable rate debt (1)	$706	1,019	1,114	384,397	1,332	133,937	$522,505	$518,780
Average interest rate	4.4%	4.4%	4.4%	4.1%	4.4%	4.3%	4.2%

(1) $222.5 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of March 31, 2024. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2024, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2024, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2023, which could materially affect the Company's financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC and available at www.sec.gov. The risks described in the Company's annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company's financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2024, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2024, Essex issued an aggregate of 5,562 shares of its common stock upon the exercise of stock options and the exchange of OP units by limited partners or members into shares of common stock. Furthermore, for each share of common stock issued by Essex in connection with the exercise of stock options and the exchange of OP units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2024, 5,562 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. As a result of the new stock repurchase plan, as of March 31, 2024, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended March 31, 2024.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, one of our officers and one of our directors adopted a "Rule 10b5-1 trading arrangement", as such item is defined in Item 408(a) of Regulation S-K. On February 8, 2024, Amal Johnson, a director, entered into a trading plan that provides for the potential exercise of stock options and associated sale of up to 25,009 shares of common stock. The plan will expire on February 18, 2025, subject to early termination for certain specified events as set forth in the plan. On March 7, 2024, Anne Morrison, our EVP, Chief Administrative Officer, General Counsel, entered into a trading plan that provides the potential exercise of stock options and associated sale of up to 13,722 shares of common stock. The plan will expire on March 10, 2025, subject to early termination for certain specified events as set forth in the plan.

Item 6: Exhibits

A. Exhibits

4.1
Indenture, dated March 14, 2024, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.500% Senior Notes due 2034 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2024, and incorporated herein by reference.

4.2
First Supplemental Indenture, dated March 14, 2024, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.500% Senior Notes due 2034 and the guarantee thereof, attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2024, and incorporated herein by reference.

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

Date: May 1, 2024

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 1, 2024

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 1, 2024

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 1, 2024

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer