Form 10-Q
period 2024-06-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2024-07-31
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,217,898 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 29, 2024.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2024 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	June 30, 2024	December 31, 2023
Real estate:
Rental properties:
Land and land improvements	$3,167,721	$3,036,912
Buildings and improvements	13,701,217	13,098,311
	16,868,938	16,135,223
Less: accumulated depreciation	(5,946,440)	(5,664,931)
	10,922,498	10,470,292
Real estate under development	24,515	23,724
Co-investments	1,041,328	1,061,733
	11,988,341	11,555,749
Cash and cash equivalents-unrestricted	55,223	391,749
Cash and cash equivalents-restricted	8,928	8,585
Marketable securities, net of allowance for credit losses of zero as of both June 30, 2024 and December 31, 2023	84,291	87,795
Notes and other receivables, net of allowance for credit losses of $0.7 million as of both June 30, 2024 and December 31, 2023, respectively (includes related party receivables of $59.2 million and $6.1 million as of June 30, 2024 and December 31, 2023, respectively)	233,776	174,621
Operating lease right-of-use assets	53,373	63,757
Prepaid expenses and other assets	85,528	79,171
Total assets	$12,509,460	$12,361,427
LIABILITIES AND EQUITY
Unsecured debt, net	$5,267,902	$5,318,531
Mortgage notes payable, net	885,563	887,204
Lines of credit	129,391	—
Accounts payable and accrued liabilities	183,764	176,401
Construction payable	17,060	20,659
Dividends payable	165,232	155,695
Distributions in excess of investments in co-investments	68,295	65,488
Operating lease liabilities	54,513	65,091
Other liabilities	49,351	46,175
Total liabilities	6,821,071	6,735,244
Commitments and contingencies
Redeemable noncontrolling interest	33,889	32,205
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,210,493 and 64,203,497 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,659,313	6,656,720
Distributions in excess of accumulated earnings	(1,216,557)	(1,267,536)
Accumulated other comprehensive income, net	38,877	33,556
Total stockholders' equity	5,481,639	5,422,746
Noncontrolling interest	172,861	171,232
Total equity	5,654,500	5,593,978
Total liabilities and equity	$12,509,460	$12,361,427

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental and other property	$439,782	$413,265	$863,997	$822,921
Management and other fees from affiliates	2,573	2,778	5,286	5,543
	442,355	416,043	869,283	828,464
Expenses:
Property operating, excluding real estate taxes	78,721	73,843	157,667	147,725
Real estate taxes	47,312	45,381	94,232	91,911
Corporate-level property management expenses	12,123	11,451	23,854	22,883
Depreciation and amortization	145,613	136,718	285,346	273,065
General and administrative	21,136	13,813	38,307	29,124
Expensed acquisition and investment related costs	—	5	68	344
Casualty loss	—	—	—	433
	304,905	281,211	599,474	565,485
Gain on sale of real estate and land	—	—	—	59,238
Earnings from operations	137,450	134,832	269,809	322,217
Interest expense	(59,120)	(52,600)	(115,053)	(103,645)
Total return swap income	629	821	1,425	1,854
Interest and other income	9,568	12,199	66,843	24,649
Equity income from co-investments	9,652	12,237	22,018	23,108
Tax benefit (expense) on unconsolidated co-investments	807	(1,733)	758	(833)
Gain on remeasurement of co-investment	—	—	138,326	—
Net income	98,986	105,756	384,126	267,350
Net income attributable to noncontrolling interest	(6,072)	(6,136)	(18,481)	(14,198)
Net income available to common stockholders	$92,914	$99,620	$365,645	$253,152
Comprehensive income	$96,499	$121,142	$389,634	$272,442
Comprehensive income attributable to noncontrolling interest	(5,987)	(6,659)	(18,668)	(14,371)
Comprehensive income attributable to controlling interest	$90,512	$114,483	$370,966	$258,071
Per share data:
Basic:
Net income available to common stockholders	$1.45	$1.55	$5.69	$3.94
Weighted average number of shares outstanding during the period	64,209,878	64,182,555	64,207,482	64,319,783
Diluted:
Net income available to common stockholders	$1.45	$1.55	$5.69	$3.94
Weighted average number of shares outstanding during the period	64,227,651	64,183,675	64,218,911	64,320,898

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended June 30, 2024	Shares	Amount
Balances at March 31, 2024	64,209	$6	$6,658,882	$(1,152,136)	$41,279	$175,722	$5,723,753
Net income	—	—	—	92,914	—	6,072	98,986
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,402)	(85)	(2,487)
Issuance of common stock under:
Stock option and restricted stock plans, net	1	—	—	—	—	—	—
Sale of common stock, net	—	—	(105)	—	—	—	(105)
Equity based compensation costs	—	—	1,979	—	—	69	2,048
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,443)	—	—	(254)	(1,697)
Distributions to noncontrolling interest	—	—	—	—	—	(8,663)	(8,663)
Common stock dividends ($2.45 per share)	—	—	—	(157,335)	—	—	(157,335)
Balances at June 30, 2024	64,210	$6	$6,659,313	$(1,216,557)	$38,877	$172,861	$5,654,500

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Six Months Ended June 30, 2024	Shares	Amount
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978
Net income	—	—	—	365,645	—	18,481	384,126
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,321	187	5,508
Issuance of common stock under:
Stock option and restricted stock plans, net	7	—	962	—	—	—	962
Sale of common stock, net	—	—	(113)	—	—	—	(113)
Equity based compensation costs	—	—	3,616	—	—	127	3,743
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,623)	—	—	(61)	(1,684)
Distributions to noncontrolling interest	—	—	—	—	—	(17,075)	(17,075)
Redemptions of noncontrolling interest	—	—	(249)	—	—	(30)	(279)
Common stock dividends ($4.90 per share)	—	—	—	(314,666)	—	—	(314,666)
Balances at June 30, 2024	64,210	$6	$6,659,313	$(1,216,557)	$38,877	$172,861	$5,654,500

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended June 30, 2023	Shares	Amount
Balances at March 31, 2023	64,182	$6	$6,657,183	$(1,074,930)	$36,522	$178,076	$5,796,857
Net income	—	—	—	99,620	—	6,136	105,756
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	14,863	523	15,386
Issuance of common stock under:
Stock option and restricted stock plans, net	1	—	—	—	—	—	—
Sale of common stock, net	—	—	(53)	—	—	—	(53)
Equity based compensation costs	—	—	1,915	—	—	67	1,982
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,160)	—	—	13	(1,147)
Distributions to noncontrolling interest	—	—	—	—	—	(8,056)	(8,056)
Redemptions of noncontrolling interest	—	—	(404)	—	—	(32)	(436)
Common stock dividends ($2.31 per share)	—	—	—	(148,284)	—	—	(148,284)
Balances at June 30, 2023	64,183	$6	$6,657,481	$(1,123,594)	$51,385	$176,727	$5,762,005

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Six Months Ended June 30, 2023	Shares	Amount
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	253,152	—	14,198	267,350
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,919	173	5,092
Issuance of common stock under:
Stock option and restricted stock plans, net	3	—	—	—	—	—	—
Sale of common stock, net	—	—	(125)	—	—	—	(125)
Equity based compensation costs	—	—	7,387	—	—	259	7,646
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(4,087)	—	—	(118)	(4,205)
Distributions to noncontrolling interest	—	—	—	—	—	(16,033)	(16,033)
Redemptions of noncontrolling interest	12	—	(113)	—	—	(496)	(609)
Common stock dividends ($4.62 per share)	—	—	—	(296,570)	—	—	(296,570)
Balances at June 30, 2023	64,183	$6	$6,657,481	$(1,123,594)	$51,385	$176,727	$5,762,005

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$384,126	$267,350
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	419	170
Depreciation and amortization	285,346	273,065
Amortization of discount and debt financing costs, net	4,190	3,170
Realized and unrealized gains on marketable securities, net	(4,948)	(8,871)
Provision for credit losses	66	34
Earnings from co-investments	(22,018)	(23,108)
Operating distributions from co-investments	21,493	31,168
Accrued interest from notes and other receivables	(7,810)	(4,743)
Casualty loss	—	433
Gain on the sale of real estate and land	—	(59,238)
Equity-based compensation	3,501	3,795
Gain on remeasurement of co-investment	(138,326)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	4,462	457
Accounts payable, accrued liabilities, and operating lease liabilities	5,365	3,646
Other liabilities	(2,084)	999
Net cash provided by operating activities	533,782	488,327
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(489,486)	(23,182)
Redevelopment	(24,143)	(41,675)
Development acquisitions of and additions to real estate under development	(2,479)	(5,248)
Capital expenditures on rental properties	(60,982)	(56,025)
Investments in notes receivable	(56,553)	(44,984)
Proceeds from insurance for property losses	1,173	2,851
Proceeds from dispositions of real estate	—	99,388
Contributions to co-investments	(3,804)	(15,571)
Changes in refundable deposits	(1,000)	10,200
Purchases of marketable securities	(335)	(11,302)
Sales and maturities of marketable securities	8,787	39,372
Non-operating distributions from co-investments	6,500	11,655
Net cash used in investing activities	(622,322)	(34,521)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	349,132	300,000
Payments on unsecured debt and mortgage notes	(401,533)	(300,937)
Proceeds from lines of credit	546,556	728,709
Repayments of lines of credit	(417,164)	(746,354)
Changes in refundable deposits	—	(6,012)

	Six Months Ended June 30,
	2024	2023
Retirement of common stock	—	(95,657)
Additions to deferred charges	(3,000)	(358)
Net costs from issuance of common stock	(113)	(125)
Net proceeds from stock options exercised	962	—
Distributions to noncontrolling interest	(16,544)	(15,622)
Redemption of noncontrolling interest	(279)	(609)
Common stock dividends paid	(305,660)	(290,408)
Net cash used in financing activities	(247,643)	(427,373)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(336,183)	26,433
Unrestricted and restricted cash and cash equivalents at beginning of period	400,334	42,681
Unrestricted and restricted cash and cash equivalents at end of period	$64,151	$69,114

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.1 million and $0.5 million capitalized in 2024 and 2023, respectively)	$108,246	$101,784
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,530	$3,528
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$405	$365
Transfers from real estate under development to co-investments	$660	$961
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$1,684	$4,205

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	June 30, 2024	December 31, 2023
Real estate:
Rental properties:
Land and land improvements	$3,167,721	$3,036,912
Buildings and improvements	13,701,217	13,098,311
	16,868,938	16,135,223
Less: accumulated depreciation	(5,946,440)	(5,664,931)
	10,922,498	10,470,292
Real estate under development	24,515	23,724
Co-investments	1,041,328	1,061,733
	11,988,341	11,555,749
Cash and cash equivalents-unrestricted	55,223	391,749
Cash and cash equivalents-restricted	8,928	8,585
Marketable securities, net of allowance for credit losses of zero as of both June 30, 2024 and December 31, 2023	84,291	87,795
Notes and other receivables, net of allowance for credit losses of $0.7 million as of both June 30, 2024 and December 31, 2023, respectively (includes related party receivables of $59.2 million and $6.1 million as of June 30, 2024 and December 31, 2023, respectively)	233,776	174,621
Operating lease right-of-use assets	53,373	63,757
Prepaid expenses and other assets	85,528	79,171
Total assets	$12,509,460	$12,361,427
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,267,902	$5,318,531
Mortgage notes payable, net	885,563	887,204
Lines of credit	129,391	—
Accounts payable and accrued liabilities	183,764	176,401
Construction payable	17,060	20,659
Distributions payable	165,232	155,695
Distributions in excess of investments in co-investments	68,295	65,488
Operating lease liabilities	54,513	65,091
Other liabilities	49,351	46,175
Total liabilities	6,821,071	6,735,244
Commitments and contingencies
Redeemable noncontrolling interest	33,889	32,205
Capital:
General Partner:
Common equity (64,210,493 and 64,203,497 units issued and outstanding, respectively)	5,442,762	5,389,190
	5,442,762	5,389,190
Limited Partners:
Common equity (2,258,812 and 2,258,812 units issued and outstanding, respectively)	46,819	44,991
Accumulated other comprehensive income, net	44,154	38,646
Total partners' capital	5,533,735	5,472,827
Noncontrolling interest	120,765	121,151
Total capital	5,654,500	5,593,978
Total liabilities and capital	$12,509,460	$12,361,427

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental and other property	$439,782	$413,265	$863,997	$822,921
Management and other fees from affiliates	2,573	2,778	5,286	5,543
	442,355	416,043	869,283	828,464
Expenses:
Property operating, excluding real estate taxes	78,721	73,843	157,667	147,725
Real estate taxes	47,312	45,381	94,232	91,911
Corporate-level property management expenses	12,123	11,451	23,854	22,883
Depreciation and amortization	145,613	136,718	285,346	273,065
General and administrative	21,136	13,813	38,307	29,124
Expensed acquisition and investment related costs	—	5	68	344
Casualty loss	—	—	—	433
	304,905	281,211	599,474	565,485
Gain on sale of real estate and land	—	—	—	59,238
Earnings from operations	137,450	134,832	269,809	322,217
Interest expense	(59,120)	(52,600)	(115,053)	(103,645)
Total return swap income	629	821	1,425	1,854
Interest and other income	9,568	12,199	66,843	24,649
Equity income from co-investments	9,652	12,237	22,018	23,108
Tax benefit (expense) on unconsolidated co-investments	807	(1,733)	758	(833)
Gain on remeasurement of co-investment	—	—	138,326	—
Net income	98,986	105,756	384,126	267,350
Net income attributable to noncontrolling interest	(2,802)	(2,630)	(5,612)	(5,288)
Net income available to common unitholders	$96,184	$103,126	$378,514	$262,062
Comprehensive income	$96,499	$121,142	$389,634	$272,442
Comprehensive income attributable to noncontrolling interest	(2,802)	(2,630)	(5,612)	(5,288)
Comprehensive income attributable to controlling interest	$93,697	$118,512	$384,022	$267,154
Per unit data:
Basic:
Net income available to common unitholders	$1.45	$1.55	$5.69	$3.94
Weighted average number of common units outstanding during the period	66,468,691	66,442,994	66,466,295	66,582,934
Diluted:
Net income available to common unitholders	$1.45	$1.55	$5.69	$3.94
Weighted average number of common units outstanding during the period	66,486,464	66,444,114	66,477,724	66,584,049

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and six months ended June 30, 2024 and 2023
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended June 30, 2024	Units	Amount	Units	Amount
Balances at March 31, 2024	64,209	$5,506,752	2,259	$49,276	$46,641	$121,084	$5,723,753
Net income	—	92,914	—	3,270	—	2,802	98,986
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,487)	—	(2,487)
Issuance of common units under:
General partner's stock based compensation, net	1	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(105)	—	—	—	—	(105)
Equity based compensation costs	—	1,979	—	69	—	—	2,048
Changes in the redemption value of redeemable noncontrolling interest	—	(1,443)	—	(263)	—	9	(1,697)
Distributions to noncontrolling interest	—	—	—	—	—	(3,130)	(3,130)
Distributions declared ($2.45 per unit)	—	(157,335)	—	(5,533)	—	—	(162,868)
Balances at June 30, 2024	64,210	$5,442,762	2,259	$46,819	$44,154	$120,765	$5,654,500

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six Months Ended June 30, 2024	Units	Amount	Units	Amount
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978
Net income	—	365,645	—	12,869	—	5,612	384,126
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,508	—	5,508
Issuance of common units under:
General partner's stock based compensation, net	7	962	—	—	—	—	962
Sale of common stock by general partner, net	—	(113)	—	—	—	—	(113)
Equity based compensation costs	—	3,616	—	127	—	—	3,743
Changes in the redemption value of redeemable noncontrolling interest	—	(1,623)	—	(98)	—	37	(1,684)
Distributions to noncontrolling interest	—	—	—	—	—	(6,005)	(6,005)
Redemptions	—	(249)	—	—	—	(30)	(279)
Distributions declared ($4.90 per unit)	—	(314,666)	—	(11,070)	—	—	(325,736)
Balances at June 30, 2024	64,210	$5,442,762	2,259	$46,819	$44,154	$120,765	$5,654,500

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended June 30, 2023	Units	Amount	Units	Amount
Balances at March 31, 2023	64,182	$5,582,259	2,261	$51,385	$41,716	$121,497	$5,796,857
Net income	—	99,620	—	3,506	—	2,630	105,756
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	15,386	—	15,386
Issuance of common units under:
General partner's stock based compensation, net	1	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(53)	—	—	—	—	(53)
Equity based compensation costs	—	1,915	—	67	—	—	1,982
Changes in the redemption value of redeemable noncontrolling interest	—	(1,160)	—	(26)	—	39	(1,147)
Distributions to noncontrolling interest	—	—	—	—	—	(2,835)	(2,835)
Redemptions	—	(404)	(1)	(7)	—	(25)	(436)
Distributions declared ($2.31 per unit)	—	(148,284)	—	(5,221)	—	—	(153,505)
Balances at June 30, 2023	64,183	$5,533,893	2,260	$49,704	$57,102	$121,306	$5,762,005

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six Months Ended June 30, 2023	Units	Amount	Units	Amount
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	253,152	—	8,910	—	5,288	267,350
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,092	—	5,092
Issuance of common units under:
General partner's stock based compensation, net	3	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(125)	—	—	—	—	(125)
Equity based compensation costs	—	7,387	—	259	—	—	7,646
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in redemption value of redeemable noncontrolling interest	—	(4,087)	—	(132)	—	14	(4,205)
Distributions to noncontrolling interest	—	—	—	—	—	(5,590)	(5,590)
Redemptions	12	(113)	(12)	(344)	—	(152)	(609)
Distributions declared ($4.62 per unit)	—	(296,570)	—	(10,443)	—	—	(307,013)
Balances at June 30, 2023	64,183	$5,533,893	2,260	$49,704	$57,102	$121,306	$5,762,005

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$384,126	$267,350
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	419	170
Depreciation and amortization	285,346	273,065
Amortization of discount and debt financing costs, net	4,190	3,170
Realized and unrealized gains on marketable securities, net	(4,948)	(8,871)
Provision for credit losses	66	34
Earnings from co-investments	(22,018)	(23,108)
Operating distributions from co-investments	21,493	31,168
Accrued interest from notes and other receivables	(7,810)	(4,743)
Casualty loss	—	433
Gain on the sale of real estate and land	—	(59,238)
Equity-based compensation	3,501	3,795
Gain on remeasurement of co-investment	(138,326)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	4,462	457
Accounts payable, accrued liabilities, and operating lease liabilities	5,365	3,646
Other liabilities	(2,084)	999
Net cash provided by operating activities	533,782	488,327
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(489,486)	(23,182)
Redevelopment	(24,143)	(41,675)
Development acquisitions of and additions to real estate under development	(2,479)	(5,248)
Capital expenditures on rental properties	(60,982)	(56,025)
Investments in notes receivable	(56,553)	(44,984)
Proceeds from insurance for property losses	1,173	2,851
Proceeds from dispositions of real estate	—	99,388
Contributions to co-investments	(3,804)	(15,571)
Changes in refundable deposits	(1,000)	10,200
Purchases of marketable securities	(335)	(11,302)
Sales and maturities of marketable securities	8,787	39,372
Non-operating distributions from co-investments	6,500	11,655
Net cash used in investing activities	(622,322)	(34,521)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	349,132	300,000
Payments on unsecured debt and mortgage notes	(401,533)	(300,937)
Proceeds from lines of credit	546,556	728,709
Repayments of lines of credit	(417,164)	(746,354)
Changes in refundable deposits	—	(6,012)

	Six Months Ended June 30,
	2024	2023
Retirement of common units	—	(95,657)
Additions to deferred charges	(3,000)	(358)
Net costs from issuance of common units	(113)	(125)
Net proceeds from stock options exercised	962	—
Distributions to noncontrolling interest	(4,454)	(4,228)
Redemption of noncontrolling interests	(279)	(609)
Common units distributions paid	(317,750)	(301,802)
Net cash used in financing activities	(247,643)	(427,373)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(336,183)	26,433
Unrestricted and restricted cash and cash equivalents at beginning of period	400,334	42,681
Unrestricted and restricted cash and cash equivalents at end of period	$64,151	$69,114
Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.1 million and $0.5 million capitalized in 2024 and 2023, respectively)	$108,246	$101,784
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,530	$3,528
Supplemental disclosure of noncash investing and financing activities:
Transfers between real estate under development and rental properties, net	$405	$365
Transfers from real estate under development to co-investments	$660	$961
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$1,684	$4,205

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% general partnership interest as of both June 30, 2024 and December 31, 2023. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding was 2,258,812 as of both June 30, 2024 and December 31, 2023, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $614.8 million and $560.0 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company owned or had ownership interests in 255 operating apartment communities, comprising 62,510 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, and three operating commercial buildings. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
June 30, 2024 and 2023
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

Marketable Securities

The Company reports its equity securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of both June 30, 2024 and December 31, 2023, $0.1 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any realized and unrealized gains and losses in equity securities and interest income are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of June 30, 2024 and December 31, 2023, equity securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds.

As of June 30, 2024 and December 31, 2023, marketable securities consisted of the following ($ in thousands):

	June 30, 2024
	Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$17,959	$(1,741)	$16,218
Common stock, preferred stock, and stock funds	51,401	16,672	68,073

Total - Marketable securities	$69,360	$14,931	$84,291

	December 31, 2023
	Cost	Gross Unrealized Gain (loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$26,460	$(1,584)	$24,876
Common stock, preferred stock, and stock funds	51,328	11,591	62,919

Total - Marketable securities	$77,788	$10,007	$87,795

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of June 30, 2024 and December 31, 2023. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $964.3 million and $322.6 million, respectively, as of June 30, 2024 and $956.7 million and $324.5 million, respectively, as of December 31, 2023. Noncontrolling interests in these entities was $120.7 million and $121.1 million as of June 30, 2024 and December 31, 2023, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2024 and December 31, 2023, the Company did not have any VIEs of which it was not the primary beneficiary.

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

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of June 30, 2024 and December 31, 2023, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.6 billion and $5.7 billion as of June 30, 2024 and December 31, 2023, respectively, was approximately $5.2 billion and $5.3 billion, respectively. Management has estimated that the fair value of the Company’s $649.3 million and $520.0 million of variable rate debt at June 30, 2024 and December 31, 2023, respectively, was approximately $647.3 million and $519.0 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of June 30, 2024 and December 31, 2023 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of June 30, 2024 and December 31, 2023.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $4.9 million and $4.6 million during the three months ended June 30, 2024 and 2023, respectively, and $10.2 million and $9.4 million for the six months ended June 30, 2024 and 2023, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
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

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2023	$33,556
Other comprehensive income before reclassification	5,297
Amounts reclassified from accumulated other comprehensive income	24
Other comprehensive income	5,321
Balance at June 30, 2024	$38,877

Essex Portfolio, L.P.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2023	$38,646
Other comprehensive income before reclassification	5,483
Amounts reclassified from accumulated other comprehensive income	25
Other comprehensive income	5,508
Balance at June 30, 2024	$44,154

Amounts reclassified from accumulated other comprehensive income in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $33.9 million and $32.2 million as of June 30, 2024 and December 31, 2023, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2024 is as follows ($ in thousands):

Balance at December 31, 2023	$32,205
Reclassification due to change in redemption value and other	1,684
Balance at June 30, 2024	$33,889

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents - unrestricted	$55,223	$391,749	$60,949	$33,295
Cash and cash equivalents - restricted	8,928	8,585	8,165	9,386
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$64,151	$400,334	$69,114	$42,681

Gain Contingencies

Contingencies, commonly resulting from legal settlements, will periodically arise that may result in a gain. Gain contingencies are typically not recognized in the financial statements until all uncertainties related to the contingency have been resolved. In the case of legal settlements, the Company determines that all uncertainties have been resolved when cash or other consideration has been received by the Company. Gain contingencies resulting from legal settlements of $42.5 million and $7.7 million were recognized during the six months ended June 30, 2024 and 2023, respectively, and are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

(2) Significant Transactions During the Six Months Ended June 30, 2024 and Subsequent Events

Significant Transactions

Acquisitions

In May 2024, the Company acquired ARLO Mountain View, a 164-unit apartment home community located in Mountain View, CA, for a total contract price of $101.1 million.

In April 2024, the Company accepted the third party sponsor's common equity interest affiliated with its $14.7 million preferred equity investment in a stabilized community comprising 75 apartment homes located in Sunnyvale, CA. Concurrent with the closing, the Company repaid $32.1 million in debt that encumbered the property and consolidated the community on the Company’s financial statements at a $46.6 million valuation.

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

Preferred Equity Investments

In May 2024, the Company received cash of $10.3 million for the partial redemption of a preferred equity investment in a joint venture that holds property located in Washington. The remaining balance as of June 2024, has a preferred return of 12.0% with an extended maturity date of June 2029.

Notes Receivable

In March 2024, the Company committed to fund a $53.6 million related party bridge loan to BEX II, LLC ("BEX II"), a co-investment, in connection with the payoff of a mortgage related to one of BEX II's properties located in Southern California. The note receivable was fully funded in April 2024. It accrues interest at the Secured Overnight Financing Rate ("SOFR") plus 1.50% and is scheduled to mature in September 2024. See Note 6, Related Party Transactions, for additional details.

Senior Unsecured Debt

In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum (the "2034 Notes"), which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of the principal amount. The 2034 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. In May 2024, the Company repaid its $400.0 million unsecured notes at maturity.

Subsequent events

Subsequent to quarter end, the Company received cash of $40.1 million for the repayment of a mezzanine loan that was due in November 2024, for a property located in Southern California.

Subsequent to quarter end, the Company acquired its joint venture partner's 49.9% common equity interest in Patina at Midtown, a 269-unit apartment home community located in San Jose, CA, for a total purchase price of $117.0 million on a gross basis. Concurrent with the acquisition, the Company repaid $95.0 million of debt encumbering the property, and was fully redeemed on a preferred equity investment affiliated with the partnership.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental income	$432,141	$407,786	$849,377	$812,421
Other property	7,641	5,479	14,620	10,500
Management and other fees from affiliates	2,573	2,778	5,286	5,543
Total revenues	$442,355	$416,043	$869,283	$828,464

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Southern California	$186,604	$169,857	$362,606	$336,734
Northern California	172,615	166,459	341,454	330,187
Seattle Metro	73,782	70,217	145,695	140,255
Other real estate assets (1)	6,781	6,732	14,242	15,745
Total rental and other property revenues	$439,782	$413,265	$863,997	$822,921

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Same-property (1)	$414,845	$401,065	$824,664	$796,585
Acquisitions (2)	12,824	225	14,422	225
Redevelopment	1,565	1,595	3,106	3,132
Non-residential/other, net (3)	11,059	11,055	22,379	23,078
Straight line rent concession (4)	(511)	(675)	(574)	(99)
Total rental and other property revenues	$439,782	$413,265	$863,997	$822,921

(1) Same-property includes properties that have comparable stabilized results as of January 1, 2023 and are consolidated by the Company for the three and six months ended June 30, 2024 and 2023. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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
June 30, 2024 and 2023
(Unaudited)

(4) Represents straight-line concessions for residential operating communities. Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.7 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2024 that was included in the December 31, 2023 deferred revenue balance was $0.3 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of June 30, 2024, the Company had $0.7 million of remaining performance obligations. The Company expects to recognize approximately 51% of these remaining performance obligations in 2024, an additional 41% through 2026, and the remaining balance thereafter.

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which own, operate, and develop apartment communities and are accounted for under the equity method. As of June 30, 2024, the Company had invested in five technology co-investments and the co-investment balance of these investments was $51.0 million, and the aggregate commitment was $86.0 million. As of December 31, 2023, the Company had five technology co-investments and the co-investment balance of these investments was $44.2 million and the aggregate commitment was $86.0 million.

The carrying values of the Company's co-investments as of June 30, 2024 and December 31, 2023 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	June 30, 2024	December 31, 2023
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V, and Wesco VI (2)	54%	$139,728	$144,766
BEXAEW (3), BEX II, BEX IV, and 500 Folsom	50%	211,582	224,119
Other (4)	51%	83,161	68,493
Total operating and other co-investments, net		434,471	437,378
Total development co-investments	—%	—	14,605
Total preferred interest co-investments (includes related party investments of $45.9 million and $42.7 million as of June 30, 2024 and December 31, 2023, respectively. See Note 6 - Related Party Transactions for further discussion)		538,562	544,262
Total co-investments, net		$973,033	$996,245

(1) Weighted average Company ownership percentages are as of June 30, 2024.
(2) As of June 30, 2024 and December 31, 2023, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $63.6 million and $61.8 million, respectively, due to distributions in excess of the Company's investment.
(3) In March 2024, the Company acquired BEXAEW's 49.9% interest in four apartment communities consisting of 1,480 apartment homes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

(4) As of June 30, 2024 and December 31, 2023, the Company's investments in Expo and Century Towers were classified as a liability of $4.7 million and $3.7 million, respectively, due to distributions received in excess of the Company's investment. The weighted average Company ownership percentage excludes the Company's investments in non-core technology co-investments which are carried at fair value.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	June 30, 2024	December 31, 2023
Combined balance sheets: (1)
Rental properties and real estate under development	$4,699,385	$5,123,164
Other assets	265,747	279,237
Total assets	$4,965,132	$5,402,401
Debt	$3,358,370	$3,622,609
Other liabilities	293,844	317,208
Equity	1,312,918	1,462,584
Total liabilities and equity	$4,965,132	$5,402,401

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Combined statements of income: (1)
Property revenues	$99,706	$99,954	$204,928	$200,547
Property operating expenses	(37,038)	(36,868)	(78,917)	(78,946)
Net operating income	62,668	63,086	126,011	121,601
Interest expense	(36,291)	(37,314)	(76,786)	(69,998)
General and administrative	(7,593)	(8,556)	(14,688)	(11,536)
Depreciation and amortization	(44,093)	(42,917)	(89,603)	(84,305)
Net loss	$(25,309)	$(25,701)	$(55,066)	$(44,238)
Company's share of net income (2)	$9,652	$12,237	$22,018	$23,108

(1) Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes related party income of $1.1 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	$39,958	$37,582
Note receivable, secured, bearing interest at 9.00%, due October 2025 (Originated October 2021)	55,691	50,146
Note receivable, secured, bearing interest at 12.00%, due August 2024 (Originated August 2022)	12,501	11,743
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	36,987	34,929
Related party note receivable, bearing variable rate interest, due September 2024 (Originated March 2024) (1)	53,930	—
Notes and other receivables from affiliates (1) (2)	5,252	6,111
Straight line rent receivables (3)	8,908	9,353
Other receivables	21,289	25,444
Allowance for credit losses	(740)	(687)
Total notes and other receivables	$233,776	$174,621

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of June 30, 2024 and December 31, 2023, respectively.
(3) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured ($ in thousands):

Notes Receivables, Secured
Balance at December 31, 2023	$687
Provision for credit losses	53
Balance at June 30, 2024	$740

No loans were placed on nonaccrual status or charged off during the six months ended June 30, 2024 or 2023.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.8 million and $3.2 million during the three months ended June 30, 2024 and 2023, respectively, and $5.6 million and $6.4 million during the six months ended June 30, 2024 and 2023, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.2 million and $0.5 million against general and administrative expenses for the three months ended June 30, 2024 and 2023, respectively and $0.3 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. ("MMI"), a national brokerage firm listed on the New York Stock Exchange. For the three and six months ended June 30, 2024 and 2023, the Company did not pay brokerage commissions related to real estate transactions to MMC and its affiliates.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

In April 2024, the Company funded a $53.6 million related party bridge loan to BEX II in connection with the payoff of a mortgage related to one of BEX II's properties located in Southern California. The note receivable accrues interest at the SOFR plus 1.50% and is scheduled to mature in September 2024. The bridge loan and related accrued interest receivable is classified within notes and other receivables in the accompanying condensed consolidated balance and had an outstanding balance of $53.9 million as of June 30, 2024.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of June 30, 2024, $11.0 million of this commitment has been funded and the Company continues to accrue interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of June 30, 2024 and December 31, 2023, $59.2 million and $6.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	June 30, 2024	December 31, 2023	Weighted Average Maturity In Years as of June 30, 2024
Term loan - variable rate, net	$298,745	$298,552	3.3
Bonds public offering - fixed rate, net (1)	4,969,157	5,019,979	7.4
Unsecured debt, net (2)	5,267,902	5,318,531
Lines of credit (3)	129,391	—
Mortgage notes payable, net (4)	885,563	887,204	7.4
Total debt, net	$6,282,856	$6,205,735
Weighted average interest rate on fixed rate unsecured bonds public offering	3.3%	3.3%
Weighted average interest rate on variable rate term loan	4.2%	4.2%
Weighted average interest rate on lines of credit	6.4%	6.3%
Weighted average interest rate on mortgage notes payable	4.3%	4.3%

(1) In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum, which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of the principal amount. In May 2024, the Company repaid its $400.0 million unsecured notes at maturity.
(2) Unsecured debt, net, consists of fixed rate public bond offerings and variable rate term loan which includes unamortized discount, net of premiums, of $6.2 million and $6.1 million and unamortized debt issuance costs of $25.9 million and $25.3 million, as of June 30, 2024 and December 31, 2023, respectively.
(3) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.24 billion as of June 30, 2024, excludes unamortized debt issuance costs of $3.2 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2024, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate ("Adjusted SOFR") plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid, and a scheduled maturity date of January 2027 with two six-month extensions, exercisable at the Company’s option. As of June 30, 2024, the Company’s $35.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric grid. Prior to its maturity in July 2024 the line of credit facility was amended such that the line's capacity increased to $75.0 million and the scheduled maturity date was extended to July 2026.
(4) Includes total unamortized premium, net of discounts of $0.1 million and $0.5 million, reduced by unamortized debt issuance costs of $2.8 million and $3.1 million, as of June 30, 2024 and December 31, 2023, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of June 30, 2024 are as follows ($ in thousands):

2024	$1,576
2025	633,054
2026	549,405
2027	803,955
2028	518,332
Thereafter	3,681,937
Total	$6,188,259

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Southern California	$186,604	$169,857	$362,606	$336,734
Northern California	172,615	166,459	341,454	330,187
Seattle Metro	73,782	70,217	145,695	140,255
Other real estate assets	6,781	6,732	14,242	15,745
Total property revenues	$439,782	$413,265	$863,997	$822,921
Net operating income:
Southern California	$133,340	$121,923	$257,673	$238,865
Northern California	120,916	116,228	236,595	230,783
Seattle Metro	51,990	50,388	102,906	100,283
Other real estate assets	7,503	5,502	14,924	13,354
Total net operating income	313,749	294,041	612,098	583,285
Management and other fees from affiliates	2,573	2,778	5,286	5,543
Corporate-level property management expenses	(12,123)	(11,451)	(23,854)	(22,883)
Depreciation and amortization	(145,613)	(136,718)	(285,346)	(273,065)
General and administrative	(21,136)	(13,813)	(38,307)	(29,124)
Expensed acquisition and investment related costs	—	(5)	(68)	(344)
Casualty loss	—	—	—	(433)
Gain on sale of real estate and land	—	—	—	59,238
Interest expense	(59,120)	(52,600)	(115,053)	(103,645)
Total return swap income	629	821	1,425	1,854
Interest and other income	9,568	12,199	66,843	24,649
Equity income from co-investments	9,652	12,237	22,018	23,108
Tax benefit (expense) on unconsolidated co-investments	807	(1,733)	758	(833)
Gain on remeasurement of co-investment	—	—	138,326	—
Net income	$98,986	$105,756	$384,126	$267,350

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Assets:
Southern California	$4,173,397	$3,802,648
Northern California	5,294,272	5,242,343
Seattle Metro	1,363,449	1,333,030
Other real estate assets	91,380	92,271
Net reportable operating segment - real estate assets	10,922,498	10,470,292
Real estate under development	24,515	23,724
Co-investments	1,041,328	1,061,733
Cash and cash equivalents, including restricted cash	64,151	400,334
Marketable securities	84,291	87,795
Notes and other receivables	233,776	174,621
Operating lease right-of-use assets	53,373	63,757
Prepaid expenses and other assets	85,528	79,171
Total assets	$12,509,460	$12,361,427

(9) Net Income Per Common Share and Net Income Per Common Unit

($ in thousands, except share and unit data):

Essex Property Trust, Inc.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$92,914	64,209,878	$1.45	$99,620	64,182,555	$1.55
Effect of Dilutive Securities:
Stock options	—	17,773		—	1,120
Diluted:
Net income available to common stockholders	$92,914	64,227,651	$1.45	$99,620	64,183,675	$1.55

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$365,645	64,207,482	$5.69	$253,152	64,319,783	$3.94
Effect of Dilutive Securities:
Stock options	—	11,429		—	1,115
Diluted:
Net income available to common stockholders	$365,645	64,218,911	$5.69	$253,152	64,320,898	$3.94
The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,258,812 and 2,260,439, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended June 30, 2024 and 2023, respectively, and 2,258,812 and 2,263,151 for the six months ended June 30, 2024 and 2023, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.3 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively, and $12.9 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively.

Stock options of 326,199 and 505,037 for the three months ended June 30, 2024 and 2023, respectively, and 396,519 and 490,970 for the six months ended June 30, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$96,184	66,468,691	$1.45	$103,126	66,442,994	$1.55
Effect of Dilutive Securities:
Stock options	—	17,773		—	1,120
Diluted:
Net income available to common unitholders	$96,184	66,486,464	$1.45	$103,126	66,444,114	$1.55

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$378,514	66,466,295	$5.69	$262,062	66,582,934	$3.94
Effect of Dilutive Securities:
Stock options	—	11,429		—	1,115
Diluted:
Net income available to common stockholders	$378,514	66,477,724	$5.69	$262,062	66,584,049	$3.94

Stock options of 326,199 and 505,037 for the three months ended June 30, 2024 and 2023, respectively, and 396,519 and 490,970 for the six months ended June 30, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2024, the Company had an interest rate swap contract with an aggregate notional amount of $300.0 million that effectively fixed the interest rate on the $300.0 million unsecured term loan at 4.2%. This derivative qualifies for hedge accounting.

As of June 30, 2024 and December 31, 2023, the swap contract was presented in the consolidated balance sheets as an asset of $7.8 million and $4.3 million, respectively, and was included in prepaid expenses and other assets on the consolidated balance sheets.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2024, had an approximately 96.6% general partnership interest in the Operating Partnership.

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

As of June 30, 2024, the Company owned or had ownership interests in 255 operating apartment communities, comprising 62,510 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, and three operating commercial buildings.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2024		As of June 30, 2023
	Apartment Homes	%	Apartment Homes	%
Southern California	23,262	44%	21,986	43%
Northern California	19,483	37%	19,245	37%
Seattle Metro	10,555	19%	10,341	20%
Total	53,300	100%	51,572	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX II, BEX IV and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The communities previously held in the BEXAEW co-investment, which was consolidated in the first quarter of 2024, are excluded from the June 30, 2023 table but included in the June 30, 2024 table.

Market Considerations

The Company is emerging from restrictions resulting from the COVID-19 pandemic and continues to comply with the stated intent of local, county, state and federal laws, some of which limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes and in various regions in which our communities are located, impacting the Company and its properties. Concurrently, geopolitical tensions and regional conflicts have increased uncertainty during 2023 and 2024. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time. Although recent public statements by the U.S. Federal Reserve have indicated that if inflation declines further towards its target range, it will consider reducing interest rates, there can be no assurance as to when or if benchmark interest rates or market interest rates may be reduced.

The long-term impact of these developments will largely depend on future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

Primarily as a result of the impact of the COVID-19 pandemic, the Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended June 30, 2024 and 2023) have generally remained higher than the pre-pandemic historical average of 0.35% since the second quarter of 2020. Cash delinquencies were elevated at 2.1% for the three months ended June 30, 2023 and has decreased to 0.9% for the three months ended June 30, 2024. Delinquency benefited from Emergency Rental Assistance payments of $0.4 million for the three months ended June 30, 2023 compared to payments of $0.5 million for the three months ended June 30, 2024; however, current tenant delinquencies remained above pre-pandemic levels. The Company continues to work with residents to collect such cash delinquencies. As of June 30, 2024, the delinquencies have not had a material adverse impact on the Company's liquidity position.

The foregoing macroeconomic conditions have not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The Company’s average financial occupancy for the Company’s Same-Property portfolio was 96.2% and 96.6% for the three months ended June 30, 2024 and 2023, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,
	2024	2023
Southern California	95.7%	96.4%
Northern California	96.3%	96.6%
Seattle Metro	97.1%	96.9%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment Homes	Three Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)		2024	2023	Change	Change
Same-Property Revenues:
Southern California	21,573	$173,762	$166,986	$6,776	4.1%
Northern California	18,970	168,565	163,862	4,703	2.9%
Seattle Metro	10,341	72,518	70,217	2,301	3.3%
Total Same-Property Revenues	50,884	414,845	401,065	13,780	3.4%
Non-Same Property Revenues		24,937	12,200	12,737	104.4%
Total Property Revenues		$439,782	$413,265	$26,517	6.4%

Same-Property Revenues increased by $13.8 million or 3.4% to $414.8 million for the second quarter of 2024 from $401.1 million for the second quarter of 2023. The increase was primarily attributable to an increase of 1.8% in average rental rates from $2,602 per apartment home for the second quarter of 2023 to $2,649 per apartment home for the second quarter of 2024, and 1.1% of the increase was attributable to a decrease in delinquencies for the second quarter of 2024 compared to the second quarter of 2023.

Non-Same Property Revenues increased by $12.7 million or 104.4% to $24.9 million in the second quarter of 2024 from $12.2 million in the second quarter of 2023. The increase was primarily due to the acquisitions of the BEXAEW portfolio, ARLO Mountain View, and Maxwell Sunnyvale in 2024.

Property operating expenses, excluding real estate taxes increased by $4.9 million or 6.6% to $78.7 million for the second quarter of 2024 compared to $73.8 million for the second quarter of 2023, primarily due to increases of $2.6 million in administrative expenses, $2.0 million in utilities expenses, and $1.1 million in personnel costs, offset by a decrease of $0.8 million in maintenance and repairs expenses. Same-Property operating expenses, excluding real estate taxes, increased by $3.6 million or 4.9% to $76.5 million in the second quarter of 2024 compared to $72.9 million in the second quarter of 2023, primarily due to increases of $2.5 million in insurance and other expenses, $1.3 million in utilities expenses, $0.6 million in personnel costs, and $0.3 million in administrative expenses, offset by a decrease of $1.1 million in maintenance and repairs expenses.

Real estate taxes increased by $1.9 million or 4.2% to $47.3 million for the second quarter of 2024 compared to $45.4 million for the second quarter of 2023, primarily due to increases in tax rates in California and the Seattle Metro region, the consolidation of four apartment home communities as part of purchasing the BEXAEW portfolio, as well as the acquisitions of ARLO Mountain View and Maxwell Sunnyvale in 2024. Same-Property real estate taxes increased by $1.6 million or 3.8% to $44.9 million for the second quarter of 2024 compared to $43.3 million for the second quarter of 2023 primarily due to increases in tax rates in California and the Seattle Metro region.

Depreciation and amortization expense increased by $8.9 million or 6.5% to $145.6 million for the second quarter of 2024 compared to $136.7 million for the second quarter of 2023, primarily due to the acquisitions of the BEXAEW portfolio, ARLO Mountain View, and Maxwell Sunnyvale in 2024.

Interest expense increased by $6.5 million or 12.4% to $59.1 million for the second quarter of 2024 compared to $52.6 million for the second quarter of 2023, primarily due to borrowing on the $300.0 million unsecured term loan in April 2023, the $298.0 million of 10-year secured loans closed in July 2023, the issuance in March 2024 of $350.0 million senior unsecured notes due April 2034, and increased borrowing on the two unsecured lines of credit which resulted in an increase in interest expense of $10.1 million for the second quarter of 2024. Additionally, there was a $0.1 million decrease in capitalized interest in the second quarter of 2024, due to a decrease in development activity as compared to the same period in 2023. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the second quarter of 2023, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023 and the $400.0 million of senior unsecured notes due May 1, 2024, which resulted in a decrease in interest expense of $3.7 million for the second quarter of 2024.

Interest and other income decreased by $2.6 million or 21.3% to $9.6 million for the second quarter of 2024 compared to $12.2 million for the second quarter of 2023, primarily due to a decrease of $6.0 million in realized and unrealized gains on marketable securities, net, offset by an increase of $3.0 million in interest income.

Equity income from co-investments decreased by $2.5 million or 20.5% to $9.7 million for the second quarter of 2024 compared to $12.2 million for the second quarter of 2023, primarily due to decreases of $1.9 million in income from preferred equity investments including income from early redemption of a preferred equity investment, and $1.1 million from equity income from non-core technology co-investments.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

The Company's average financial occupancy for its stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the six months ended June 30, 2024 and 2023) was 96.2% and 96.6% for the six months ended June 30, 2024 and 2023, respectively.

The regional breakdown of the Company's Same-Property portfolio for financial occupancy for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30, 2024
	2024	2023
Southern California	95.8%	96.6%
Northern California	96.2%	96.6%
Seattle Metro	97.1%	96.7%

	Number of Apartment Homes	Six Months Ended June 30,		Dollar	Percentage
Property Revenues ($ in thousands)		2024	2023	Change	Change
Same-Property Revenues:
Southern California	21,573	$345,584	$331,273	$14,311	4.3%
Northern California	18,970	334,778	325,057	9,721	3.0%
Seattle Metro	10,341	144,302	140,255	4,047	2.9%
Total Same-Property Revenues	50,884	824,664	796,585	28,079	3.5%
Non-Same Property Revenues		39,333	26,336	12,997	49.4%
Total Property Revenues		$863,997	$822,921	$41,076	5.0%

Same-Property Revenues increased by $28.1 million or 3.5% to $824.7 million for the six months ended June 30, 2024 from $796.6 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase of 2.0% in average rental rates from $2,589 per apartment home for the six months ended June 30, 2023 to $2,640 per apartment home for the six months ended June 30, 2024 and 0.9% of the increase was attributable to a decrease in delinquencies for the six months ended June 30, 2024 compared to six months ended June 30, 2023.

Non-Same Property Revenues increased by $13.0 million or 49.4% to $39.3 million for the six months ended June 30, 2024 from $26.3 million for the six months ended June 30, 2023. The increase was primarily due to acquisitions of Hacienda at Camarillo Oaks in the second quarter of 2023, as well as the acquisitions of the BEXAEW portfolio, ARLO Mountain View, and Maxwell Sunnyvale in 2024.

Property operating expenses, excluding real estate taxes increased by $10.0 million or 6.8% to $157.7 million for the six months ended June 30, 2024 compared to $147.7 million for the six months ended June 30, 2023, primarily due to increases of $4.3 million in utilities expenses, $4.2 million in administrative expenses, and $2.0 million in personnel costs, offset by a decrease of $0.5 million in maintenance and repairs expenses. Same-Property operating expenses, excluding real estate taxes, increased by $9.2 million or 6.3% to $155.1 million for the six months ended June 30, 2024 compared to $145.9 million for the six months ended June 30, 2023, primarily due to increases of $4.5 million in insurance and other expenses, $3.5 million in utilities expenses, $1.4 million in personnel costs, and $0.7 million in administrative expenses. These increases were offset by a decrease of $0.9 million in maintenance and repairs expenses.

Real estate taxes increased by $2.3 million or 2.5% to $94.2 million for the six months ended June 30, 2024 compared to $91.9 million for the six months ended June 30, 2023, primarily due to increases in tax rates in California and the Seattle Metro region, the consolidation of four apartment home communities as part of purchasing the BEXAEW portfolio, as well as the acquisitions of ARLO Mountain View and Maxwell Sunnyvale in 2024, and the purchase of Hacienda at Camarillo Oaks in 2023. Same-Property real estate taxes increased by $1.9 million or 2.2% to $89.8 million for the six months ended June 30, 2024 compared to $87.9 million for the six months ended June 30, 2023, primarily due to increases in tax rates in California and the Seattle Metro region.

Depreciation and amortization expense increased by $12.2 million or 4.5% to $285.3 million for the six months ended June 30, 2024 compared to $273.1 million for the six months ended June 30, 2023, primarily due to the acquisition of Hacienda at Camarillo Oaks in 2023 and the acquisitions of the BEXAEW portfolio, ARLO Mountain View, and Maxwell Sunnyvale in 2024. These increases were offset by the sale of CBC and The Sweeps in the first quarter of 2023.

Interest expense increased by $11.5 million or 11.1% to $115.1 million for the six months ended June 30, 2024 compared to $103.6 million for the six months ended June 30, 2023, primarily due to borrowing on the $300.0 million unsecured term loan in April 2023, the $298.0 million of 10-year secured loans closed in July 2023, the issuance in March 2024 of $350.0 million senior unsecured notes due April 2034, and increased borrowing on the two unsecured lines of credit which resulted in an increase in interest expense of $17.2 million for the six months ended June 30, 2024. Additionally, there was a $0.4 million decrease in capitalized interest in the six months ended June 30, 2024, due to a decrease in development activity as compared to the same period in 2023. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the six months ended June 30, 2023, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023 and the $400.0 million of senior unsecured notes due May 1, 2024, which resulted in a decrease in interest expense of $6.1 million for the second quarter of 2024.

Interest and other income increased by $42.2 million or 171.5% to $66.8 million in income for the six months ended June 30, 2024 compared to $24.6 million for the six months ended June 30, 2023, primarily due to increases of $34.8 million in legal settlements and $10.9 million in interest income, offset by a decrease of $3.9 million in realized and unrealized gains on marketable securities, net.

Equity income from co-investments decreased by $1.1 million or 4.8% to $22.0 million for the six months ended June 30, 2024 compared to $23.1 million for the six months ended June 30, 2023, primarily due to $3.7 million of impairment loss from an unconsolidated co-investment, and decreases of $3.0 million in income from preferred equity investments, including income from early redemption of preferred equity investments, and $0.7 million in insurance reimbursements, legal settlements, and other, net. These decreases were partially offset by increases of $4.8 million in equity income from non-core technology co-investments, and $1.5 million in co-investment promote income.

Gain on remeasurement of co-investment of $138.3 million resulted from the Company's acquisition of its joint venture partner's 49.9% co-investment interest in the BEXAEW portfolio comprised of four apartment home communities.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $55.2 million of unrestricted cash and cash equivalents and $84.3 million in marketable securities, all of which were equity securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2024, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2024, the Company had two unsecured lines of credit aggregating $1.24 billion. As of June 30, 2024, there was $105.0 million outstanding balance on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.765% as of June 30, 2024. This facility is scheduled to mature in January 2027, with two six-month extensions, exercisable at the Company's option. As of June 30, 2024, there was $24.4 million outstanding balance on the Company's $35.0 million working capital unsecured line of credit. The underlying interest rate on the $35.0 million line is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric grid, and was at Adjusted SOFR plus 0.765% as of June 30, 2024. Prior to its maturity in July 2024 the line of credit facility was amended such that the line's capacity increased to $75 million and the scheduled maturity date was extended to July 2026.

In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum (the "2034 Notes"), which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of the principal amount. The 2034 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including to fund a portion of the repayment of its outstanding 3.875% senior unsecured notes due May 2024 and for other general corporate and working capital purposes.

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

The 2021 ATM Program replaced the prior equity distribution agreement entered into in September 2018 (the "2018 ATM Program"), which was terminated upon the establishment of the 2021 ATM Program. During the three months ended June 30, 2024, the Company did not sell any shares of its common stock through the 2021 ATM Program. As of June 30, 2024, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2021 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of each date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the six months ended June 30, 2024, the Company did not repurchase any shares and as of June 30, 2024, the Company had $302.7 million of purchase authority remaining under its $500.0 million stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2024, the Company’s development pipeline was comprised of various consolidated predevelopment projects, with total incurred costs of $24.5 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 9,210 apartment homes of operating communities with joint ventures and technology co-investments for a total book value of $434.5 million as of June 30, 2024.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income available to common stockholders	$92,914	$99,620	$365,645	$253,152
Adjustments:
Depreciation and amortization	145,613	136,718	285,346	273,065
Gains not included in FFO	—	—	(138,326)	(59,238)
Casualty loss	—	—	—	433
Impairment loss from unconsolidated co-investments	—	—	3,726	—
Depreciation and amortization from unconsolidated co-investments	17,380	17,848	35,850	35,457
Noncontrolling interest related to Operating Partnership units	3,270	3,506	12,869	8,910
Depreciation attributable to third party ownership and other (1)	(390)	(365)	(779)	(724)
Funds from operations attributable to common stockholders and unitholders	$258,787	$257,327	$564,331	$511,055
FFO per share-diluted	$3.89	$3.87	$8.49	$7.68
Non-core items:
Expensed acquisition and investment related costs	$—	$5	$68	$344
Tax (benefit) expense on unconsolidated co-investments (2)	(807)	1,733	(758)	833
Realized and unrealized gains on marketable securities, net	(1,597)	(7,591)	(4,948)	(8,871)
Provision for credit losses	19	16	66	34
Equity loss (income) from non-core co-investments (3)	143	(978)	(5,727)	(884)
Co-investment promote income	—	—	(1,531)	—
Income from early redemption of preferred equity investments and notes receivable	—	(285)	—	(285)
General and administrative and other, net	5,906	561	8,447	827
Insurance reimbursements, legal settlements, and other, net (4)	(486)	(295)	(43,300)	(8,799)
Core funds from operations attributable to common stockholders and unitholders	$261,965	$250,493	$516,648	$494,254
Core FFO per share-diluted	$3.94	$3.77	$7.77	$7.42
Weighted average number of shares outstanding, diluted (5)	66,486,464	66,444,114	66,477,724	66,584,049

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three and six months ended June 30, 2024 was $0.8 million and $1.7 million, respectively.
(2) Represents tax related to net unrealized gains or losses on technology co-investments.
(3) Represents the Company's share of co-investment income or loss from technology co-investments.
(4) Includes legal settlement gains of $42.5 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings from operations	$137,450	$134,832	$269,809	$322,217
Adjustments:
Corporate-level property management expenses	12,123	11,451	23,854	22,883
Depreciation and amortization	145,613	136,718	285,346	273,065
Management and other fees from affiliates	(2,573)	(2,778)	(5,286)	(5,543)
General and administrative	21,136	13,813	38,307	29,124
Expensed acquisition and investment related costs	—	5	68	344
Casualty Loss	—	—	—	433
Gain on sale of real estate and land	—	—	—	(59,238)
NOI	313,749	294,041	612,098	583,285
Less: Non-Same Property NOI	(20,325)	(9,170)	(32,315)	(20,436)
Same-Property NOI	$293,424	$284,871	$579,783	$562,849

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2024, the Company had one interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the unsecured term loan.

The Company's interest rate swap was designated as cash flow hedge as of June 30, 2024. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2024. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2024.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$7,756	$10,752	$4,736
Total cash flow hedges	$300,000	2026	$7,756	$10,752	$4,736

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $222.3 million that effectively convert $222.3 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero at June 30, 2024. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2024	2025	2026	2027	2028	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$1,100	632,035	548,291	419,558	517,000	3,548,000	$5,665,984	$5,227,089
Average interest rate	3.2%	3.5%	3.5%	3.8%	2.2%	3.5%	3.4%
Variable rate debt (1)	$24,867	1,019	1,114	384,397	106,332	133,937	$651,666	$647,297
Average interest rate	6.3%	4.7%	4.7%	4.2%	6.3%	4.6%	4.7%

(1) $222.3 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of June 30, 2024. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2024, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2024, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2024, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2024, Essex issued an aggregate of 1,434 shares of its common stock upon the vesting of restricted stock awards. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2024, 1,434 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. As a result of the new stock repurchase plan, as of June 30, 2024, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended June 30, 2024.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non Rule 105b-1 trading arrangement".

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

Date: July 31, 2024

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 31, 2024

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: July 31, 2024

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 31, 2024

By: /s/ JOHN FARIAS

John Farias
Senior Vice President and Chief Accounting Officer