Form 10-Q
period 2024-09-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2024-10-30
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,267,485 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 28, 2024.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2024 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and share amounts)

ASSETS	September 30, 2024	December 31, 2023
Real estate:
Rental properties:
Land and land improvements	$3,174,058	$3,036,912
Buildings and improvements	13,884,518	13,098,311
	17,058,576	16,135,223
Less: accumulated depreciation	(6,004,325)	(5,664,931)
	11,054,251	10,470,292
Real estate under development	25,087	23,724
Co-investments	1,007,252	1,061,733
Real estate held for sale	74,148	—
	12,160,738	11,555,749
Cash and cash equivalents-unrestricted	71,288	391,749
Cash and cash equivalents-restricted	8,975	8,585
Marketable securities, net of allowance for credit losses of zero as of both September 30, 2024 and December 31, 2023	75,245	87,795
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively (includes related party receivables of $59.9 million and $6.1 million as of September 30, 2024 and December 31, 2023, respectively)	200,295	174,621
Operating lease right-of-use assets	52,470	63,757
Prepaid expenses and other assets	78,436	79,171
Total assets	$12,647,447	$12,361,427
LIABILITIES AND EQUITY
Unsecured debt, net	$5,473,318	$5,318,531
Mortgage notes payable, net	884,728	887,204
Lines of credit	7,885	—
Accounts payable and accrued liabilities	246,356	176,401
Construction payable	23,185	20,659
Dividends payable	165,613	155,695
Distributions in excess of investments in co-investments	79,985	65,488
Liabilities associated with real estate held for sale	1,214	—
Operating lease liabilities	53,510	65,091
Other liabilities	49,316	46,175
Total liabilities	6,985,110	6,735,244
Commitments and contingencies
Redeemable noncontrolling interest	33,977	32,205
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,267,485 and 64,203,497 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,671,264	6,656,720
Distributions in excess of accumulated earnings	(1,255,608)	(1,267,536)
Accumulated other comprehensive income, net	18,174	33,556
Total stockholders' equity	5,433,836	5,422,746
Noncontrolling interest	194,524	171,232
Total equity	5,628,360	5,593,978
Total liabilities and equity	$12,647,447	$12,361,427

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental and other property	$448,135	$416,398	$1,312,132	$1,239,319
Management and other fees from affiliates	2,563	2,785	7,849	8,328
	450,698	419,183	1,319,981	1,247,647
Expenses:
Property operating, excluding real estate taxes	85,296	77,020	242,963	224,745
Real estate taxes	48,956	46,876	143,188	138,787
Corporate-level property management expenses	12,150	11,504	36,004	34,387
Depreciation and amortization	146,439	137,357	431,785	410,422
General and administrative	29,067	14,611	67,374	43,735
Expensed acquisition and investment related costs	—	31	68	375
Casualty loss	—	—	—	433
	321,908	287,399	921,382	852,884
Gain on sale of real estate and land	—	—	—	59,238
Earnings from operations	128,790	131,784	398,599	454,001
Interest expense	(59,232)	(54,161)	(174,285)	(157,806)
Total return swap income	807	690	2,232	2,544
Interest and other income	11,449	4,406	78,292	29,055
Equity income from co-investments	11,649	10,694	33,667	33,802
Tax benefit (expense) on unconsolidated co-investments	441	(404)	1,199	(1,237)
Gain on remeasurement of co-investment	31,583	—	169,909	—
Net income	125,487	93,009	509,613	360,359
Net income attributable to noncontrolling interest	(7,063)	(5,727)	(25,544)	(19,925)
Net income available to common stockholders	$118,424	$87,282	$484,069	$340,434
Comprehensive income	$104,054	$97,122	$493,688	$369,564
Comprehensive income attributable to noncontrolling interest	(6,333)	(5,867)	(25,001)	(20,238)
Comprehensive income attributable to controlling interest	$97,721	$91,255	$468,687	$349,326
Per share data:
Basic:
Net income available to common stockholders	$1.84	$1.36	$7.54	$5.30
Weighted average number of shares outstanding during the period	64,227,662	64,184,180	64,214,258	64,274,085
Diluted:
Net income available to common stockholders	$1.84	$1.36	$7.54	$5.30
Weighted average number of shares outstanding during the period	64,271,459	64,186,020	64,234,358	64,275,279

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023
(Unaudited)
(In thousands)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended September 30, 2024	Shares	Amount
Balances at June 30, 2024	64,210	$6	$6,659,313	$(1,216,557)	$38,877	$172,861	$5,654,500
Net income	—	—	—	118,424	—	7,063	125,487
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(20,703)	(730)	(21,433)
Issuance of common stock under:
Stock option and restricted stock plans, net	51	—	11,351	—	—	—	11,351
Sale of common stock, net	—	—	(467)	—	—	—	(467)
Equity based compensation costs	—	—	1,923	—	—	68	1,991
Changes in the redemption value of redeemable noncontrolling interest	—	—	(813)	—	—	204	(609)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	24,930	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(9,118)	(9,118)
Redemptions of noncontrolling interest	6	—	(43)	—	—	(754)	(797)
Common stock dividends ($2.45 per share)	—	—	—	(157,475)	—	—	(157,475)
Balances at September 30, 2024	64,267	$6	$6,671,264	$(1,255,608)	$18,174	$194,524	$5,628,360

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Nine Months Ended September 30, 2024	Shares	Amount
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978
Net income	—	—	—	484,069	—	25,544	509,613
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(15,382)	(543)	(15,925)
Issuance of common stock under:
Stock option and restricted stock plans, net	58	—	12,313	—	—	—	12,313
Sale of common stock, net	—	—	(580)	—	—	—	(580)
Equity based compensation costs	—	—	5,539	—	—	195	5,734
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,436)	—	—	143	(2,293)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	24,930	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(26,193)	(26,193)
Redemptions of noncontrolling interest	6	—	(292)	—	—	(784)	(1,076)
Common stock dividends ($7.35 per share)	—	—	—	(472,141)	—	—	(472,141)
Balances at September 30, 2024	64,267	$6	$6,671,264	$(1,255,608)	$18,174	$194,524	$5,628,360

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended September 30, 2023	Shares	Amount
Balances at June 30, 2023	64,183	$6	$6,657,481	$(1,123,594)	$51,385	$176,727	$5,762,005
Net income	—	—	—	87,282	—	5,727	93,009
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,973	140	4,113
Issuance of common stock under:
Sale of common stock, net	—	—	(106)	—	—	—	(106)
Equity based compensation costs	—	—	2,211	—	—	78	2,289
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,317	—	—	78	1,395
Distributions to noncontrolling interest	—	—	—	—	—	(7,973)	(7,973)
Redemptions of noncontrolling interest	2	—	13	—	—	(13)	—
Common stock dividends ($2.31 per share)	—	—	—	(148,285)	—	—	(148,285)
Balances at September 30, 2023	64,185	$6	$6,660,916	$(1,184,597)	$55,358	$174,764	$5,706,447

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Nine Months Ended September 30, 2023	Shares	Amount
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	340,434	—	19,925	360,359
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	8,892	313	9,205
Issuance of common stock under:
Stock option and restricted stock plans, net	3	—	—	—	—	—	—
Sale of common stock, net	—	—	(231)	—	—	—	(231)
Equity based compensation costs	—	—	9,598	—	—	337	9,935
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,770)	—	—	(40)	(2,810)
Distributions to noncontrolling interest	—	—	—	—	—	(24,006)	(24,006)
Redemptions of noncontrolling interest	14	—	(100)	—	—	(509)	(609)
Common stock dividends ($6.93 per share)	—	—	—	(444,855)	—	—	(444,855)
Balances at September 30, 2023	64,185	$6	$6,660,916	$(1,184,597)	$55,358	$174,764	$5,706,447

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$509,613	$360,359
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	581	1,650
Depreciation and amortization	431,785	410,422
Amortization of discount and debt financing costs, net	5,988	5,028
Realized and unrealized gains on marketable securities, net	(10,645)	(4,294)
Provision for credit losses	(116)	51
Earnings from co-investments	(33,667)	(33,802)
Operating distributions from co-investments	35,096	48,229
Accrued interest from notes and other receivables	(10,805)	(8,919)
Casualty loss	—	433
Gain on the sale of real estate and land	—	(59,238)
Equity-based compensation	5,350	5,943
Gain on remeasurement of co-investment	(169,909)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	23,171	3,024
Accounts payable, accrued liabilities, and operating lease liabilities	65,274	44,971
Other liabilities	(1,735)	2,533
Net cash provided by operating activities	849,981	776,390
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(695,432)	(23,845)
Redevelopment	(41,198)	(56,168)
Development acquisitions of and additions to real estate under development	(2,666)	(6,317)
Capital expenditures on rental properties	(97,535)	(94,304)
Investments in notes receivable	(58,633)	(52,888)
Collections of notes and other receivables	26,600	—
Proceeds from insurance for property losses	1,700	2,991
Proceeds from dispositions of real estate	—	99,388
Contributions to co-investments	(4,977)	(32,169)
Changes in refundable deposits	(1,250)	10,200
Purchases of marketable securities	(428)	(11,552)
Sales and maturities of marketable securities	23,623	46,989
Non-operating distributions from co-investments	6,500	15,251
Net cash used in investing activities	(843,696)	(102,424)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	554,875	598,000
Payments on unsecured debt and mortgage notes	(402,315)	(301,678)
Proceeds from lines of credit	1,052,729	844,021
Repayments of lines of credit	(1,044,844)	(896,094)

	Nine Months Ended September 30,
	2024	2023
Retirement of common stock	—	(95,657)
Additions to deferred charges	(8,521)	(1,681)
Net costs from issuance of common stock	(580)	(231)
Net proceeds from stock options exercised	12,313	—
Distributions to noncontrolling interest	(25,445)	(23,532)
Redemption of noncontrolling interest	(1,076)	(609)
Redemption of redeemable noncontrolling interest	(521)	—
Common stock dividends paid	(462,971)	(438,689)
Net cash used in financing activities	(326,356)	(316,150)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(320,071)	357,816
Unrestricted and restricted cash and cash equivalents at beginning of period	400,334	42,681
Unrestricted and restricted cash and cash equivalents at end of period	$80,263	$400,497

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.2 million and $0.7 million capitalized in 2024 and 2023, respectively)	$164,389	$159,758
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,221	$5,298
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$24,930	$—
Redemption of preferred equity investments upon acquisition of co-investments	$44,670	$—
Transfers between real estate under development and rental properties, net	$514	$827
Transfers from real estate under development to co-investments	$691	$1,322
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$2,293	$2,810

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except parenthetical and unit amounts)

ASSETS	September 30, 2024	December 31, 2023
Real estate:
Rental properties:
Land and land improvements	$3,174,058	$3,036,912
Buildings and improvements	13,884,518	13,098,311
	17,058,576	16,135,223
Less: accumulated depreciation	(6,004,325)	(5,664,931)
	11,054,251	10,470,292
Real estate under development	25,087	23,724
Co-investments	1,007,252	1,061,733
Real estate held for sale, net	74,148	—
	12,160,738	11,555,749
Cash and cash equivalents-unrestricted	71,288	391,749
Cash and cash equivalents-restricted	8,975	8,585
Marketable securities, net of allowance for credit losses of zero as of both September 30, 2024 and December 31, 2023	75,245	87,795
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively (includes related party receivables of $59.9 million and $6.1 million as of September 30, 2024 and December 31, 2023, respectively)	200,295	174,621
Operating lease right-of-use assets	52,470	63,757
Prepaid expenses and other assets	78,436	79,171
Total assets	$12,647,447	$12,361,427
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,473,318	$5,318,531
Mortgage notes payable, net	884,728	887,204
Lines of credit	7,885	—
Accounts payable and accrued liabilities	246,356	176,401
Construction payable	23,185	20,659
Distributions payable	165,613	155,695
Distributions in excess of investments in co-investments	79,985	65,488
Operating lease liabilities	53,510	65,091
Liabilities associated with real estate held for sale	1,214	—
Other liabilities	49,316	46,175
Total liabilities	6,985,110	6,735,244
Commitments and contingencies
Redeemable noncontrolling interest	33,977	32,205
Capital:
General Partner:
Common equity (64,267,485 and 64,203,497 units issued and outstanding, respectively)	5,415,662	5,389,190
	5,415,662	5,389,190
Limited Partners:
Common equity (2,332,449 and 2,258,812 units issued and outstanding, respectively)	69,756	44,991
Accumulated other comprehensive income, net	22,721	38,646
Total partners' capital	5,508,139	5,472,827
Noncontrolling interest	120,221	121,151
Total capital	5,628,360	5,593,978
Total liabilities and capital	$12,647,447	$12,361,427

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental and other property	$448,135	$416,398	$1,312,132	$1,239,319
Management and other fees from affiliates	2,563	2,785	7,849	8,328
	450,698	419,183	1,319,981	1,247,647
Expenses:
Property operating, excluding real estate taxes	85,296	77,020	242,963	224,745
Real estate taxes	48,956	46,876	143,188	138,787
Corporate-level property management expenses	12,150	11,504	36,004	34,387
Depreciation and amortization	146,439	137,357	431,785	410,422
General and administrative	29,067	14,611	67,374	43,735
Expensed acquisition and investment related costs	—	31	68	375
Casualty loss	—	—	—	433
	321,908	287,399	921,382	852,884
Gain on sale of real estate and land	—	—	—	59,238
Earnings from operations	128,790	131,784	398,599	454,001
Interest expense	(59,232)	(54,161)	(174,285)	(157,806)
Total return swap income	807	690	2,232	2,544
Interest and other income	11,449	4,406	78,292	29,055
Equity income from co-investments	11,649	10,694	33,667	33,802
Tax benefit (expense) on unconsolidated co-investments	441	(404)	1,199	(1,237)
Gain on remeasurement of co-investment	31,583	—	169,909	—
Net income	125,487	93,009	509,613	360,359
Net income attributable to noncontrolling interest	(2,857)	(2,655)	(8,469)	(7,943)
Net income available to common unitholders	$122,630	$90,354	$501,144	$352,416
Comprehensive income	$104,054	$97,122	$493,688	$369,564
Comprehensive income attributable to noncontrolling interest	(2,857)	(2,655)	(8,469)	(7,943)
Comprehensive income attributable to controlling interest	$101,197	$94,467	$485,219	$361,621
Per unit data:
Basic:
Net income available to common unitholders	$1.84	$1.36	$7.54	$5.30
Weighted average number of common units outstanding during the period	66,508,041	66,443,416	66,480,312	66,535,917
Diluted:
Net income available to common unitholders	$1.84	$1.36	$7.54	$5.30
Weighted average number of common units outstanding during the period	66,551,838	66,445,256	66,500,412	66,537,111

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and nine months ended September 30, 2024 and 2023
(Unaudited)
(In thousands)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2024	Units	Amount	Units	Amount
Balances at June 30, 2024	64,210	$5,442,762	2,259	$46,819	$44,154	$120,765	$5,654,500
Net income	—	118,424	—	4,206	—	2,857	125,487
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(21,433)	—	(21,433)
Issuance of common units under:
General partner's stock based compensation, net	51	11,351	—	—	—	—	11,351
Sale of common stock by general partner, net	—	(467)	—	—	—	—	(467)
Equity based compensation costs	—	1,923	—	68	—	—	1,991
Changes in the redemption value of redeemable noncontrolling interest	—	(813)	—	123	—	81	(609)
Changes in noncontrolling interest from acquisition	—	—	82	24,930	—	—	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(3,404)	(3,404)
Redemptions	6	(43)	(9)	(676)	—	(78)	(797)
Distributions declared ($2.45 per unit)	—	(157,475)	—	(5,714)	—	—	(163,189)
Balances at September 30, 2024	64,267	$5,415,662	2,332	$69,756	$22,721	$120,221	$5,628,360

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine Months Ended September 30, 2024	Units	Amount	Units	Amount
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978
Net income	—	484,069	—	17,075	—	8,469	509,613
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(15,925)	—	(15,925)
Issuance of common units under:
General partner's stock based compensation, net	58	12,313	—	—	—	—	12,313
Sale of common stock by general partner, net	—	(580)	—	—	—	—	(580)
Equity based compensation costs	—	5,539	—	195	—	—	5,734
Changes in the redemption value of redeemable noncontrolling interest	—	(2,436)	—	25	—	118	(2,293)
Changes in noncontrolling interest from acquisition	—	—	82	24,930	—	—	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(9,409)	(9,409)
Redemptions	6	(292)	(9)	(676)	—	(108)	(1,076)
Distributions declared ($7.35 per unit)	—	(472,141)	—	(16,784)	—	—	(488,925)
Balances at September 30, 2024	64,267	$5,415,662	2,332	$69,756	$22,721	$120,221	$5,628,360

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2023	Units	Amount	Units	Amount
Balances at June 30, 2023	64,183	$5,533,893	2,260	$49,704	$57,102	$121,306	$5,762,005
Net income	—	87,282	—	3,072	—	2,655	93,009
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	4,113	—	4,113
Issuance of common units under:
Sale of common stock by general partner, net	—	(106)	—	—	—	—	(106)
Equity based compensation costs	—	2,211	—	78	—	—	2,289
Changes in the redemption value of redeemable noncontrolling interest	—	1,317	—	90	—	(12)	1,395
Distributions to noncontrolling interest	—	—	—	—	—	(2,754)	(2,754)
Redemptions	2	13	(1)	(11)	—	(2)	—
Distributions declared ($2.31 per unit)	—	(148,285)	—	(5,219)	—	—	(153,504)
Balances at September 30, 2023	64,185	$5,476,325	2,259	$47,714	$61,215	$121,193	$5,706,447

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine Months Ended September 30, 2023	Units	Amount	Units	Amount
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	340,434	—	11,982	—	7,943	360,359
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	9,205	—	9,205
Issuance of common units under:
General partner's stock based compensation, net	3	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(231)	—	—	—	—	(231)
Equity based compensation costs	—	9,598	—	337	—	—	9,935
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in redemption value of redeemable noncontrolling interest	—	(2,770)	—	(42)	—	2	(2,810)
Distributions to noncontrolling interest	—	—	—	—	—	(8,344)	(8,344)
Redemptions	14	(100)	(13)	(355)	—	(154)	(609)
Distributions declared ($6.93 per unit)	—	(444,855)	—	(15,662)	—	—	(460,517)
Balances at September 30, 2023	64,185	$5,476,325	2,259	$47,714	$61,215	$121,193	$5,706,447

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except parenthetical amounts)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$509,613	$360,359
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	581	1,650
Depreciation and amortization	431,785	410,422
Amortization of discount and debt financing costs, net	5,988	5,028
Realized and unrealized gains on marketable securities, net	(10,645)	(4,294)
Provision for credit losses	(116)	51
Earnings from co-investments	(33,667)	(33,802)
Operating distributions from co-investments	35,096	48,229
Accrued interest from notes and other receivables	(10,805)	(8,919)
Casualty loss	—	433
Gain on the sale of real estate and land	—	(59,238)
Equity-based compensation	5,350	5,943
Gain on remeasurement of co-investment	(169,909)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	23,171	3,024
Accounts payable, accrued liabilities, and operating lease liabilities	65,274	44,971
Other liabilities	(1,735)	2,533
Net cash provided by operating activities	849,981	776,390
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(695,432)	(23,845)
Redevelopment	(41,198)	(56,168)
Development acquisitions of and additions to real estate under development	(2,666)	(6,317)
Capital expenditures on rental properties	(97,535)	(94,304)
Investments in notes receivable	(58,633)	(52,888)
Collections of notes and other receivables	26,600	—
Proceeds from insurance for property losses	1,700	2,991
Proceeds from dispositions of real estate	—	99,388
Contributions to co-investments	(4,977)	(32,169)
Changes in refundable deposits	(1,250)	10,200
Purchases of marketable securities	(428)	(11,552)
Sales and maturities of marketable securities	23,623	46,989
Non-operating distributions from co-investments	6,500	15,251
Net cash used in investing activities	(843,696)	(102,424)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	554,875	598,000
Payments on unsecured debt and mortgage notes	(402,315)	(301,678)
Proceeds from lines of credit	1,052,729	844,021
Repayments of lines of credit	(1,044,844)	(896,094)

	Nine Months Ended September 30,
	2024	2023
Retirement of common units	—	(95,657)
Additions to deferred charges	(8,521)	(1,681)
Net costs from issuance of common units	(580)	(231)
Net proceeds from stock options exercised	12,313	—
Distributions to noncontrolling interest	(6,739)	(6,395)
Redemption of noncontrolling interests	(1,076)	(609)
Redemption of redeemable noncontrolling interests	(521)	—
Common units distributions paid	(481,677)	(455,826)
Net cash used in financing activities	(326,356)	(316,150)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(320,071)	357,816
Unrestricted and restricted cash and cash equivalents at beginning of period	400,334	42,681
Unrestricted and restricted cash and cash equivalents at end of period	$80,263	$400,497
Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.2 million and $0.7 million capitalized in 2024 and 2023, respectively)	$164,389	$159,758
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,221	$5,298
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$24,930	$—
Redemption of preferred equity investments upon acquisition of co-investments	$44,670	$—
Transfers between real estate under development and rental properties, net	$514	$827
Transfers from real estate under development to co-investments	$691	$1,322
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$2,293	$2,810

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.5% and 96.6% general partnership interest as of September 30, 2024 and December 31, 2023, respectively. Total Operating Partnership limited partnership units ("OP Units," and the holders of such OP Units, "Unitholders") outstanding was 2,332,449 and 2,258,812 as of September 30, 2024 and December 31, 2023, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $689.1 million and $560.0 million as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company owned or had ownership interests in 255 operating apartment communities, comprising 62,510 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, and two operating commercial buildings. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
September 30, 2024 and 2023
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

Marketable Securities

The Company reports its equity securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of September 30, 2024 and December 31, 2023, less than $0.1 million and $0.1 million, respectively, of equity securities presented within common stock, preferred stock, and stock funds in the tables below represent investments measured at fair value, using net asset value as a practical expedient, and are not categorized in the fair value hierarchy.

Any realized and unrealized gains and losses in equity securities and interest income are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of September 30, 2024 and December 31, 2023, equity securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds.

As of September 30, 2024 and December 31, 2023, marketable securities consisted of the following ($ in thousands):

	September 30, 2024
	Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$2,613	$41	$2,654
Common stock, preferred stock, and stock funds	50,951	21,640	72,591

Total - Marketable securities	$53,564	$21,681	$75,245

	December 31, 2023
	Cost	Gross Unrealized Gain (loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$26,460	$(1,584)	$24,876
Common stock, preferred stock, and stock funds	51,328	11,591	62,919

Total - Marketable securities	$77,788	$10,007	$87,795

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities ("VIEs"), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of September 30, 2024 and December 31, 2023. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were approximately $970.0 million and $326.0 million, respectively, as of September 30, 2024 and $956.7 million and $324.5 million, respectively, as of December 31, 2023. Noncontrolling interests in these entities was $120.1 million and $121.1 million as of September 30, 2024 and December 31, 2023, respectively. The Company's financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2024 and December 31, 2023, the Company did not have any VIEs of which it was not the primary beneficiary.

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

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of September 30, 2024 and December 31, 2023, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.8 billion and $5.7 billion as of September 30, 2024 and December 31, 2023, respectively, was approximately $5.6 billion and $5.3 billion, respectively. Management has estimated that the fair value of the Company’s $527.7 million and $520.0 million of variable rate debt at September 30, 2024 and December 31, 2023, respectively, was approximately $526.2 million and $519.0 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2024 and December 31, 2023 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of September 30, 2024 and December 31, 2023.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $4.6 million and $5.0 million during the three months ended September 30, 2024 and 2023, respectively, and $14.8 million and $14.4 million for the nine months ended September 30, 2024 and 2023, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
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

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2023	$33,556
Other comprehensive loss before reclassification	(15,421)
Amounts reclassified from accumulated other comprehensive income	39
Other comprehensive loss	(15,382)
Balance at September 30, 2024	$18,174

Essex Portfolio, L.P.
($ in thousands):

Change in fair value and amortization of swap settlements
Balance at December 31, 2023	$38,646
Other comprehensive loss before reclassification	(15,965)
Amounts reclassified from accumulated other comprehensive income	40
Other comprehensive loss	(15,925)
Balance at September 30, 2024	$22,721

Amounts reclassified from accumulated other comprehensive income in connection with derivatives are recorded in interest expense on the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $34.0 million and $32.2 million as of September 30, 2024 and December 31, 2023, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2024 is as follows ($ in thousands):

Balance at December 31, 2023	$32,205
Reclassification due to change in redemption value and other	2,293
Redemptions	(521)
Balance at September 30, 2024	$33,977

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents - unrestricted	$71,288	$391,749	$391,994	$33,295
Cash and cash equivalents - restricted	8,975	8,585	8,503	9,386
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statement of cash flows	$80,263	$400,334	$400,497	$42,681

Gain Contingencies

Contingencies, commonly resulting from legal settlements, will periodically arise that may result in a gain. Gain contingencies are typically not recognized in the financial statements until all uncertainties related to the contingency have been resolved. In the case of legal settlements, the Company determines that all uncertainties have been resolved when cash or other consideration has been received by the Company. Gain contingencies resulting from legal settlements of $42.5 million and $7.7 million were recognized during the nine months ended September 30, 2024 and 2023, respectively, and are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

(2) Significant Transactions During the Nine Months Ended September 30, 2024 and Subsequent Events

Significant Transactions

Acquisitions

In September 2024, the Company acquired its joint venture partner's 50% common equity interest in Century Towers, a 376-unit apartment home community located in San Jose, CA, for a total purchase price of $173.5 million on a gross basis. As part of the acquisition, the Company issued 81,737 OP Units at an agreed upon price of $305 per unit. Concurrent with the acquisition, the Company repaid $110.5 million of debt encumbering the property and was fully redeemed on a preferred equity investment affiliated with the partnership. As a result of the acquisition, the Company realized a gain on remeasurement of co-investment of $29.4 million.

In July 2024, the Company acquired its joint venture partner's 49.9% common equity interest in Patina at Midtown, a 269-unit apartment home community located in San Jose, CA, for a total purchase price of $117.0 million on a gross basis. Concurrent with the acquisition, the Company repaid $95.0 million of debt encumbering the property and was fully redeemed on a preferred equity investment affiliated with the partnership. As a result of the acquisition, the Company realized a gain on remeasurement of co-investment of $2.2 million.

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

Real Estate Assets Held for Sale

As of September 30, 2024, the Company had one community totaling 697 apartment homes that qualified as held for sale.

Preferred Equity Investments

In May 2024, the Company received cash of $10.3 million for the partial redemption of a preferred equity investment in a joint venture that holds property located in Washington. The remaining balance has a preferred return of 12.0% with an extended maturity date of June 2029.

Notes Receivable

In July 2024, the Company received cash of $40.1 million for the repayment of a mezzanine loan that was due in November 2024, for a property located in Southern California.

In March 2024, the Company committed to fund a $53.6 million related party bridge loan to BEX II, LLC ("BEX II"), a co-investment, in connection with the payoff of a mortgage related to one of BEX II's properties located in Southern California. The note receivable was fully funded in April 2024. It accrued interest at the Secured Overnight Financing Rate ("SOFR") plus 1.50% and was scheduled to mature in September 2024. In September 2024, the maturity date was extended to October 2024 and was subsequently settled in conjunction with the purchase of BEX II portfolio in October. See Subsequent Events section below and Note 6, Related Party Transactions, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

Senior Unsecured Debt

In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum (the "2034 Notes"), which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of the principal amount. The 2034 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. In May 2024, the Company repaid its $400.0 million unsecured notes, due May 1, 2024, at maturity. In August 2024, the Operating Partnership issued an additional $200.0 million of the 2034 Notes at a price of 102.871% of the principal amount, plus accrued interest from and including March 2024, up to, but excluding, the settlement date of August 21, 2024, with an effective yield of 5.110% per annum. These additional notes have substantially identical terms of the 2034 Notes issued in March 2024.

Subsequent events

Subsequent to quarter end, the Company sold its 81.5% interest in Hillsdale Garden Apartments, a 697-unit apartment home community located in San Mateo, CA for a total contract price of $252.4 million on a gross basis.

Subsequent to quarter end, the Company acquired its joint venture partner’s 49.9% interest in the BEX II portfolio, comprising of four communities totaling 871 apartment homes, for a total contract price of $337.5 million on a gross basis. Concurrent with the closing, the Company assumed $95.0 million of secured mortgages associated with the portfolio and consolidated the communities

Subsequent to quarter end, the Company received cash proceeds of $55.8 million from the full redemption of a preferred equity investment and partial repayment of a mezzanine loan.

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental income	$440,649	$410,438	$1,290,026	$1,222,859
Other property	7,486	5,960	22,106	16,460
Management and other fees from affiliates	2,563	2,785	7,849	8,328
Total revenues	$450,698	$419,183	$1,319,981	$1,247,647

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Southern California	$188,959	$172,139	$551,565	$508,873
Northern California	172,163	162,104	501,042	480,431
Seattle Metro	74,576	70,630	220,271	210,885
Other real estate assets (1)	12,437	11,525	39,254	39,130
Total rental and other property revenues	$448,135	$416,398	$1,312,132	$1,239,319

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

(1) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Same-property (1)	$413,213	$399,292	$1,225,302	$1,184,018
Acquisitions (2)	16,964	383	31,386	608
Redevelopment	1,671	1,564	4,777	4,696
Non-residential/other, net (3)	16,514	16,553	51,468	51,490
Straight line rent concession (4)	(227)	(1,394)	(801)	(1,493)
Total rental and other property revenues	$448,135	$416,398	$1,312,132	$1,239,319

(1) Same-property includes properties that have comparable stabilized results as of January 1, 2023 and are consolidated by the Company for the three and nine months ended September 30, 2024 and 2023. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.5 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2024 that was included in the December 31, 2023 deferred revenue balance was $0.5 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of September 30, 2024, the Company had $0.5 million of remaining performance obligations. The Company expects to recognize approximately 35% of these remaining performance obligations in 2024, an additional 54% through 2026, and the remaining balance thereafter.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

(4) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which own, operate, and develop apartment communities and are accounted for under the equity method. As of September 30, 2024, the Company had invested in five technology co-investments and the co-investment balance of these investments was $52.3 million, and the aggregate commitment was $86.0 million. As of December 31, 2023, the Company had five technology co-investments and the co-investment balance of these investments was $44.2 million and the aggregate commitment was $86.0 million.

The carrying values of the Company's co-investments as of September 30, 2024 and December 31, 2023 are as follows ($ in thousands, except parenthetical amounts):

	Weighted Average Company Ownership Percentage (1)	September 30, 2024	December 31, 2023
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V, and Wesco VI (2)	54%	$119,031	$144,766
BEXAEW (3), BEX II, BEX IV, and 500 Folsom	50%	207,089	224,119
Other (4) (5)	53%	83,160	68,493
Total operating and other co-investments, net		409,280	437,378
Total development co-investments	—%	—	14,605
Total preferred interest co-investments (includes related party investments of $47.1 million and $42.7 million as of September 30, 2024 and December 31, 2023, respectively. See Note 6 - Related Party Transactions for further discussion)		517,987	544,262
Total co-investments, net		$927,267	$996,245

(1) Weighted average Company ownership percentages are as of September 30, 2024.
(2) As of September 30, 2024 and December 31, 2023, the Company's investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $78.2 million and $61.8 million, respectively, due to distributions in excess of the Company's investment.
(3) In March 2024, the Company acquired BEXAEW's 49.9% interest in four apartment communities consisting of 1,480 apartment homes.
(4) In the third quarter of 2024, the Company acquired its joint venture partner's interest of 49.9% in Patina at Midtown comprising 269 apartment homes, followed by the acquisition of its joint venture partner's 50% in Century Towers comprising 376 apartment homes.
(5) As of September 30, 2024, the Company's investment in Expo was classified as a liability of $1.8 million due to distributions received in excess of the Company's investment. As of December 31, 2023, the Company's investments in Expo and Century Towers were classified as a liability of $3.7 million due to distributions received in excess of the Company's investment. The weighted average Company ownership percentage excludes the Company's investments in non-core technology co-investments which are carried at fair value.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

The combined summarized financial information of co-investments is as follows ($ in thousands):

	September 30, 2024	December 31, 2023
Combined balance sheets: (1)
Rental properties and real estate under development	$4,414,227	$5,123,164
Other assets	270,817	279,237
Total assets	$4,685,044	$5,402,401
Debt	$3,245,069	$3,622,609
Other liabilities	240,478	317,208
Equity	1,199,497	1,462,584
Total liabilities and equity	$4,685,044	$5,402,401

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Combined statements of income: (1)
Property revenues	$98,665	$103,379	$303,593	$303,926
Property operating expenses	(35,276)	(37,603)	(114,193)	(116,549)
Net operating income	63,389	65,776	189,400	187,377
Interest expense	(37,985)	(41,802)	(114,771)	(111,800)
General and administrative	(1,449)	(1,635)	(16,137)	(13,171)
Depreciation and amortization	(41,817)	(44,704)	(131,419)	(129,009)
Net loss	$(17,862)	$(22,365)	$(72,927)	$(66,603)
Company's share of net income (2)	$11,649	$10,694	$33,667	$33,802

(1) Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2) Includes the Company's share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes related party income of $1.2 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.4 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	$—	$37,582
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	59,134	50,146
Note receivable, secured, bearing interest at 12.00%, due October 2024 (Originated August 2022)	12,897	11,743
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	38,071	34,929
Related party note receivable, bearing variable rate interest, due October 2024 (Originated March 2024) (1)	53,923	—
Notes and other receivables from affiliates (1) (2)	5,986	6,111
Straight line rent receivables (3)	8,701	9,353
Other receivables	22,175	25,444
Allowance for credit losses	(592)	(687)
Total notes and other receivables	$200,295	$174,621

(1) See Note 6, Related Party Transactions, for additional details.
(2) These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2024 and December 31, 2023, respectively.
(3) These amounts are receivables from lease concessions recorded on a straight-line basis for the Company's operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance at December 31, 2023	$687	$—	$687
Provision for credit losses	(122)	27	(95)
Balance at September 30, 2024	$565	$27	$592

No loans were placed on nonaccrual status or impaired during the nine months ended September 30, 2024 or 2023.

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.8 million and $3.2 million during the three months ended September 30, 2024 and 2023, respectively, and $8.4 million and $9.6 million during the nine months ended September 30, 2024 and 2023, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of approximately $0.2 million and $0.5 million against general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively and $0.5 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company ("MMC"), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. ("MMI"), a national brokerage firm listed on the New York Stock Exchange. For the three and nine months ended September 30, 2024 and 2023, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

In April 2024, the Company funded a $53.6 million related party bridge loan to BEX II in connection with the payoff of a mortgage associated with one of BEX II's properties located in Southern California. The note receivable accrued interest at the SOFR plus 1.50% and was scheduled to mature in September 2024. In September 2024, the maturity date was extended to October 2024. The bridge loan and related accrued interest receivable were classified within notes and other receivables in the accompanying condensed consolidated balance and had an outstanding balance of $53.9 million as of September 30, 2024. The note receivable was subsequently settled in conjunction with the purchase of BEX II portfolio in October 2024.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of September 30, 2024, $11.0 million of this commitment has been funded and the Company continues to accrue interest on a 9.0% preferred return. The remaining committed amount is expected to be funded if and when requested by the sponsors.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of September 30, 2024 and December 31, 2023, $59.9 million and $6.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consists of the following ($ in thousands):

	September 30, 2024	December 31, 2023	Weighted Average Maturity In Years as of September 30, 2024
Term loan - variable rate, net	$298,840	$298,552	3.0
Bonds public offering - fixed rate, net (1)	5,174,478	5,019,979	7.2
Unsecured debt, net (2)	5,473,318	5,318,531
Lines of credit (3)	7,885	—
Mortgage notes payable, net (4)	884,728	887,204	7.1
Total debt, net	$6,365,931	$6,205,735
Weighted average interest rate on fixed rate unsecured bonds public offering	3.4%	3.3%
Weighted average interest rate on variable rate term loan	4.2%	4.2%
Weighted average interest rate on lines of credit	6.3%	6.3%
Weighted average interest rate on mortgage notes payable	4.2%	4.3%

(1) In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum, which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of the principal amount. In May 2024, the Company repaid its $400.0 million unsecured notes, due May 1, 2024, at maturity. In August 2024, the Operating Partnership issued an additional $200.0 million of the 2034 Notes at a price of 102.871% of the principal amount, plus accrued interest from and including March 2024, up to, but excluding, the settlement date of August 21, 2024, with an effective yield of 5.110% per annum.
(2) Unsecured debt, net, consists of fixed rate public bond offerings and a variable rate term loan which includes unamortized discounts, net of premiums, of $0.1 million and $6.1 million and unamortized debt issuance costs of $26.6 million and $25.3 million, as of September 30, 2024 and December 31, 2023, respectively.
(3) Lines of credit, related to the Company's two lines of unsecured credit aggregating $1.28 billion and $1.24 billion as of September 30, 2024, and December 31, 2023, respectively, excludes unamortized debt issuance costs of $6.5 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively. These debt issuance costs are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2024, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate ("Adjusted SOFR") plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric adjustment feature, and a scheduled maturity date of January 2029 with two six-month extensions, exercisable at the Company’s option. In September 2024, the scheduled maturity date was extended from January 2027 to January 2029. As of September 30, 2024, the Company’s $75.0 million working capital unsecured line of credit had an interest rate of the Adjusted SOFR plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company's sustainability metric adjustment feature. Prior to its maturity in July 2024 the line of credit facility was amended such that the line's capacity increased to $75.0 million and the scheduled maturity date was extended to July 2026.
(4) Includes total unamortized premiums, net of discounts of approximately $0.1 million and $0.5 million, reduced by unamortized debt issuance costs of $2.7 million and $3.1 million, as of September 30, 2024 and December 31, 2023, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of September 30, 2024 are as follows ($ in thousands):

2024	$794
2025	633,054
2026	549,405
2027	803,955
2028	518,332
Thereafter	3,881,937
Total	$6,387,477

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Southern California	$188,959	$172,139	$551,565	$508,873
Northern California	172,163	162,104	501,042	480,431
Seattle Metro	74,576	70,630	220,271	210,885
Other real estate assets	12,437	11,525	39,254	39,130
Total property revenues	$448,135	$416,398	$1,312,132	$1,239,319
Net operating income:
Southern California	$133,312	$121,110	$390,985	$359,975
Northern California	119,450	112,985	348,042	336,090
Seattle Metro	52,090	49,612	154,996	149,894
Other real estate assets	9,031	8,795	31,958	29,828
Total net operating income	313,883	292,502	925,981	875,787
Management and other fees from affiliates	2,563	2,785	7,849	8,328
Corporate-level property management expenses	(12,150)	(11,504)	(36,004)	(34,387)
Depreciation and amortization	(146,439)	(137,357)	(431,785)	(410,422)
General and administrative	(29,067)	(14,611)	(67,374)	(43,735)
Expensed acquisition and investment related costs	—	(31)	(68)	(375)
Casualty loss	—	—	—	(433)
Gain on sale of real estate and land	—	—	—	59,238
Interest expense	(59,232)	(54,161)	(174,285)	(157,806)
Total return swap income	807	690	2,232	2,544
Interest and other income	11,449	4,406	78,292	29,055
Equity income from co-investments	11,649	10,694	33,667	33,802
Tax benefit (expense) on unconsolidated co-investments	441	(404)	1,199	(1,237)
Gain on remeasurement of co-investment	31,583	—	169,909	—
Net income	$125,487	$93,009	$509,613	$360,359

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Assets:
Southern California	$4,142,512	$3,802,648
Northern California	5,467,730	5,164,643
Seattle Metro	1,353,055	1,333,031
Other real estate assets	90,954	169,970
Net reportable operating segment - real estate assets	11,054,251	10,470,292
Real estate under development	25,087	23,724
Co-investments	1,007,252	1,061,733
Real estate held for sale	74,148	—
Cash and cash equivalents, including restricted cash	80,263	400,334
Marketable securities	75,245	87,795
Notes and other receivables	200,295	174,621
Operating lease right-of-use assets	52,470	63,757
Prepaid expenses and other assets	78,436	79,171
Total assets	$12,647,447	$12,361,427

(9) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share is calculated as follows for the three and nine months ended September 30, 2024 and 2023 ($ in thousands, except share and per share amounts):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$118,424	64,227,662	$1.84	$87,282	64,184,180	$1.36
Effect of Dilutive Securities:
Stock options	—	43,797		—	1,840
Diluted:
Net income available to common stockholders	$118,424	64,271,459	$1.84	$87,282	64,186,020	$1.36

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$484,069	64,214,258	$7.54	$340,434	64,274,085	$5.30
Effect of Dilutive Securities:
Stock options	—	20,100		—	1,194
Diluted:
Net income available to common stockholders	$484,069	64,234,358	$7.54	$340,434	64,275,279	$5.30
The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,280,379 and 2,259,236, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended September 30, 2024 and 2023, respectively, and 2,266,054 and 2,261,832 for the nine months ended September 30, 2024 and 2023, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $4.2 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively, and $17.1 million and $12.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock options of 197,474 and 461,873 for the three months ended September 30, 2024 and 2023, respectively, and 327,048 and 501,187 for the nine months ended September 30, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit is calculated as follows for the three and nine months ended September 30, 2024 and 2023 ($ in thousands, except unit and per unit amounts):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$122,630	66,508,041	$1.84	$90,354	66,443,416	$1.36
Effect of Dilutive Securities:
Stock options	—	43,797		—	1,840
Diluted:
Net income available to common unitholders	$122,630	66,551,838	$1.84	$90,354	66,445,256	$1.36

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$501,144	66,480,312	$7.54	$352,416	66,535,917	$5.30
Effect of Dilutive Securities:
Stock options	—	20,100		—	1,115
Diluted:
Net income available to common stockholders	$501,144	66,500,412	$7.54	$352,416	66,537,111	$5.30

Stock options of 197,474 and 461,873 for the three months ended September 30, 2024 and 2023, respectively, and 327,048 and 501,187 for the nine months ended September 30, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2024, the Company had an interest rate swap contract with an aggregate notional amount of $300.0 million that effectively fixed the interest rate on the $300.0 million unsecured term loan at 4.2%. This derivative qualifies for hedge accounting.

As of September 30, 2024 and December 31, 2023, the swap contract was presented in the condensed consolidated balance sheets as an asset of $1.1 million and $4.3 million, respectively, and was included in prepaid expenses and other assets on the condensed consolidated balance sheets.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2024, had an approximately 96.5% general partnership interest in the Operating Partnership.

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

As of September 30, 2024, the Company owned or had ownership interests in 255 operating apartment communities, comprising 62,510 apartment homes, excluding the Company’s ownership interest in preferred equity co-investments, loan investments, and two operating commercial buildings.

The Company’s apartment communities are located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2024		As of September 30, 2023
	Apartment Homes	%	Apartment Homes	%
Southern California	23,262	43%	21,986	43%
Northern California	20,128	37%	19,245	37%
Seattle Metro	10,555	20%	10,341	20%
Total	53,945	100%	51,572	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX II, BEX IV and 500 Folsom communities, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The communities previously held in the BEXAEW, Patina at Midtown, and Century Towers co-investments, which were consolidated in 2024, are excluded from the September 30, 2023 table but included in the September 30, 2024 table.

Market Considerations

The Company is emerging from restrictions resulting from the COVID-19 pandemic and continues to comply with the stated intent of local, county, state and federal laws, some of which limit rent increases during times of emergency and impair the ability to collect unpaid rent during certain timeframes and in various regions in which our communities are located, impacting the Company and its properties. Concurrently, geopolitical tensions and regional conflicts have increased uncertainty during 2023 and 2024. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. In response to increased inflation, the U.S. Federal Reserve raised the federal funds rate throughout 2022 and 2023 resulting in a significant increase of market interest rates. In the third quarter of 2024, the U.S. Federal Reserve lowered the federal funds rate in conjunction with the softening of U.S. inflation and short term market interest rates have declined.

The long-term impact of these developments will largely depend on future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

The Company's cash delinquencies as a percentage of scheduled rental income for the Company’s stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the quarters ended September 30, 2024 and 2023) have generally remained higher than the pre-pandemic historical average of 0.35% since the second quarter of 2020. Cash delinquencies were elevated at 2.0% for the three months ended September 30, 2023 and has decreased to 0.7% for the three months ended September 30, 2024. Delinquency benefited slightly from Emergency Rental Assistance payments of $0.3 million for the three months ended September 30, 2023 compared to payments of $0.2 million for the three months ended September 30, 2024; however, current tenant delinquencies remained above pre-pandemic levels. The Company continues to work with residents to collect such cash delinquencies. As of September 30, 2024, the delinquencies have not had a material adverse impact on the Company's liquidity position.

The foregoing macroeconomic conditions have not negatively impacted the Company's ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The average financial occupancy for the Company’s Same-Property portfolio was 96.2% and 96.4% for the three months ended September 30, 2024 and 2023, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,
	2024	2023
Southern California	95.9%	96.3%
Northern California	96.4%	96.6%
Seattle Metro	96.6%	96.3%

The following table provides a breakdown of revenues amounts, including revenues attributable to the Same-Properties:

	Number of Apartment Homes	Three Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)		2024	2023	Change	Change
Same-Property Revenues:
Southern California	21,573	$176,043	$169,071	$6,972	4.1%
Northern California	18,273	163,870	159,591	4,279	2.7%
Seattle Metro	10,341	73,300	70,630	2,670	3.8%
Total Same-Property Revenues	50,187	413,213	399,292	13,921	3.5%
Non-Same Property Revenues		34,922	17,106	17,816	104.2%
Total Property Revenues		$448,135	$416,398	$31,737	7.6%

Same-Property Revenues increased by $13.9 million or 3.5% to $413.2 million for the third quarter of 2024 from $399.3 million for the third quarter of 2023. The increase was primarily attributable to an increase of 1.8% in average rental rates from $2,623 per apartment home for the third quarter of 2023 to $2,669 per apartment home for the third quarter of 2024, and 1.3% of the increase was attributable to a decrease in delinquencies for the third quarter of 2024 compared to the third quarter of 2023.

Non-Same Property Revenues increased by $17.8 million or 104.2% to $34.9 million in the third quarter of 2024 from $17.1 million in the third quarter of 2023. The increase was primarily due to the acquisitions of the BEXAEW portfolio, ARLO Mountain View, Maxwell Sunnyvale, Patina at Midtown, and Century Towers in 2024.

Property operating expenses, excluding real estate taxes increased by $8.3 million or 10.8% to $85.3 million for the third quarter of 2024 compared to $77.0 million for the third quarter of 2023, primarily due to increases of $4.1 million in utilities expenses, $2.0 million in personnel costs, $1.4 million in administrative expenses, and $0.8 million in maintenance and repairs expenses. Same-Property operating expenses, excluding real estate taxes, increased by $5.5 million or 7.4% to $80.2 million in the third quarter of 2024 compared to $74.7 million in the third quarter of 2023, primarily due to increases of $2.6 million in utilities expenses, $1.3 million in insurance and other expenses, $1.1 million in personnel costs, $0.3 million in administrative expenses, and $0.2 million in maintenance and repairs expenses.

Real estate taxes increased by $2.1 million or 4.5% to $49.0 million for the third quarter of 2024 compared to $46.9 million for the third quarter of 2023, primarily due to increases in tax rates in California and the Seattle Metro region and due to acquisitions in 2024. Same-Property real estate taxes increased by $1.0 million or 2.3% to $45.5 million for the third quarter of 2024 compared to $44.5 million for the third quarter of 2023 primarily due to increases in tax rates in California and the Seattle Metro region.

Depreciation and amortization expense increased by $9.0 million or 6.6% to $146.4 million for the third quarter of 2024 compared to $137.4 million for the third quarter of 2023, primarily due to acquisitions in 2024.

Interest expense increased by $5.0 million or 9.2% to $59.2 million for the third quarter of 2024 compared to $54.2 million for the third quarter of 2023, primarily due to the $298.0 million of 10-year secured loans closed in July 2023, the issuance in March 2024 and August 2024 of $550.0 million senior unsecured notes due April 2034, and increased borrowing on the two unsecured lines of credit which resulted in an increase in interest expense of $9.0 million for the third quarter of 2024. Additionally, there was a $0.2 million decrease in capitalized interest in the third quarter of 2024, due to a decrease in development activity as compared to the same period in 2023. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the third quarter of 2023, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023 and the $400.0 million of senior unsecured notes due May 1, 2024, which resulted in a decrease in interest expense of $4.1 million for the third quarter of 2024.

Interest and other income increased by $7.0 million or 159.1% to $11.4 million for the third quarter of 2024 compared to $4.4 million for the third quarter of 2023, primarily due to an increase of $10.3 million in realized and unrealized gains on marketable securities, net, offset by a decrease of $3.8 million in interest income.

Equity income from co-investments increased by $0.9 million or 8.4% to $11.6 million for the third quarter of 2024 compared to $10.7 million for the third quarter of 2023, primarily due to a decrease of $2.4 million in equity loss from co-investments, offset by a decrease of $1.4 million in income from preferred equity investments.

Gain on remeasurement of co-investment of $31.6 million resulted from the Company's acquisition of its joint venture partner's interests in Patina at Midtown and Century Towers.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

The Company's average financial occupancy for its stabilized apartment communities or "Same-Property" (stabilized properties consolidated by the Company for the nine months ended September 30, 2024 and 2023) was 96.2% and 96.6% for the nine months ended September 30, 2024 and 2023, respectively.

The regional breakdown of the Company's Same-Property portfolio for financial occupancy for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30, 2024
	2024	2023
Southern California	95.8%	96.5%
Northern California	96.3%	96.6%
Seattle Metro	96.9%	96.6%

	Number of Apartment Homes	Nine Months Ended September 30,		Dollar	Percentage
Property Revenues ($ in thousands)		2024	2023	Change	Change
Same-Property Revenues:
Southern California	21,573	$521,627	$500,344	$21,283	4.3%
Northern California	18,273	486,073	472,789	13,284	2.8%
Seattle Metro	10,341	217,602	210,885	6,717	3.2%
Total Same-Property Revenues	50,187	1,225,302	1,184,018	41,284	3.5%
Non-Same Property Revenues		86,830	55,301	31,529	57.0%
Total Property Revenues		$1,312,132	$1,239,319	$72,813	5.9%

Same-Property Revenues increased by $41.3 million or 3.5% to $1.2 billion for the nine months ended September 30, 2024 from $1.2 billion for the nine months ended September 30, 2023. The increase was primarily attributable to an increase of 1.9% in average rental rates from $2,598 per apartment home for the nine months ended September 30, 2023 to $2,648 per apartment home for the nine months ended September 30, 2024 and 1.1% of the increase was attributable to a decrease in delinquencies for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023.

Non-Same Property Revenues increased by $31.5 million or 57.0% to $86.8 million for the nine months ended September 30, 2024 from $55.3 million for the nine months ended September 30, 2023. The increase was primarily due to acquisitions of Hacienda at Camarillo Oaks in the second quarter of 2023, as well as the acquisitions of the BEXAEW portfolio, ARLO Mountain View, Maxwell Sunnyvale, Patina at Midtown, and Century Towers in 2024.

Property operating expenses, excluding real estate taxes increased by $18.3 million or 8.1% to $243.0 million for the nine months ended September 30, 2024 compared to $224.7 million for the nine months ended September 30, 2023, primarily due to increases of $8.2 million in utilities expenses, $5.6 million in administrative expenses, and $4.0 million in personnel costs, and $0.4 million in maintenance and repairs expenses. Same-Property operating expenses, excluding real estate taxes, increased by $14.3 million or 6.6% to $231.5 million for the nine months ended September 30, 2024 compared to $217.2 million for the nine months ended September 30, 2023, primarily due to increases of $5.8 million in utilities expenses, $5.5 million in insurance and other expenses, $2.4 million in personnel costs, and $1.1 million in administrative expenses. These increases were offset by a decrease of $0.5 million in maintenance and repairs expenses.

Real estate taxes increased by $4.4 million or 3.2% to $143.2 million for the nine months ended September 30, 2024 compared to $138.8 million for the nine months ended September 30, 2023, primarily due to increases in tax rates in California and the Seattle Metro region and due to the purchase of Hacienda at Camarillo Oaks in 2023 and acquisitions in 2024. Same-Property real estate taxes increased by $3.0 million or 2.3% to $134.6 million for the nine months ended September 30, 2024 compared to $131.6 million for the nine months ended September 30, 2023, primarily due to increases in tax rates in California and the Seattle Metro region.

Depreciation and amortization expense increased by $21.4 million or 5.2% to $431.8 million for the nine months ended September 30, 2024 compared to $410.4 million for the nine months ended September 30, 2023, primarily due to the purchase of Hacienda at Camarillo Oaks in 2023 and acquisitions in 2024. These increases were offset by the sale of CBC and The Sweeps in the first quarter of 2023.

Interest expense increased by $16.5 million or 10.5% to $174.3 million for the nine months ended September 30, 2024 compared to $157.8 million for the nine months ended September 30, 2023, primarily due to borrowing on the $300.0 million unsecured term loan in April 2023, the $298.0 million of 10-year secured loans closed in July 2023, the issuance in March 2024 and August 2024 of $550.0 million senior unsecured notes due April 2034, and increased borrowing on the two unsecured lines of credit which resulted in an increase in interest expense of $26.2 million for the nine months ended September 30, 2024. Additionally, there was a $0.5 million decrease in capitalized interest in the nine months ended September 30, 2024, due to a decrease in development activity as compared to the same period in 2023. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the nine months ended September 30, 2023, primarily due to the payoff of the $300.0 million of senior unsecured notes due May 1, 2023 and the $400.0 million of senior unsecured notes due May 1, 2024, which resulted in a decrease in interest expense of $10.2 million for the third quarter of 2024.

Interest and other income increased by $49.2 million or 169.1% to $78.3 million in income for the nine months ended September 30, 2024 compared to $29.1 million for the nine months ended September 30, 2023, primarily due to increases of $34.8 million in legal settlements, $7.1 million in interest income, and $6.4 million in realized and unrealized gains on marketable securities.

Equity income from co-investments decreased by $0.1 million or 0.3% to $33.7 million for the nine months ended September 30, 2024 compared to $33.8 million for the nine months ended September 30, 2023, primarily due to $3.7 million of impairment loss from an unconsolidated co-investment, and decreases of $4.4 million in income from preferred equity investments, including income from early redemption of preferred equity investments, and $0.7 million in insurance reimbursements, legal settlements, and other, net. The decreases were partially offset by increases of $4.9 million in equity income from non-core technology co-investments, $1.5 million in co-investment promote income, and a decrease of $2.4 million in equity loss from co-investments.

Gain on remeasurement of co-investment of $169.9 million resulted from the Company's acquisition of its joint venture partner's interests in the BEXAEW portfolio, Patina at Midtown and Century Towers.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $71.3 million of unrestricted cash and cash equivalents and $75.2 million in marketable securities, all of which were equity securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The Company is carefully monitoring and managing its cash position in light of ongoing conditions and levels of operations. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2024, Moody’s Investor Service, and Standard and Poor's credit agencies rated the Company and the Operating Partnership, Baa1/Stable, and BBB+/Stable, respectively.

As of September 30, 2024, the Company had two unsecured lines of credit aggregating $1.28 billion. As of September 30, 2024, there was no outstanding balance on the Company's $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric adjustment feature, and was at the Adjusted SOFR plus 0.765% as of September 30, 2024. This facility is scheduled to mature in January 2029, with two six-month extensions, exercisable at the Company's option. As of September 30, 2024, there was $7.9 million outstanding balance on the Company's $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company's credit ratings, adjusted for the Company's sustainability metric adjustment feature, and was at the Adjusted SOFR plus 0.765% as of September 30, 2024. This facility is scheduled to mature in July 2026.

In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum (the "2034 Notes"), which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of the principal amount. The 2034 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including to fund a portion of the repayment of its outstanding 3.875% senior unsecured notes due May 2024 and for other general corporate and working capital purposes. In August 2024, the Operating Partnership issued an additional $200.0 million of the 2034 Notes at a price of 102.871% of the principal amount, plus accrued interest from and including March 2024, up to, but excluding, the settlement date of August 21, 2024, with an effective yield of 5.110% per annum. These additional notes have substantially identical terms of the 2034 Notes issued in March 2024.

In August 2024, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the "2024 ATM Program"). In connection with the 2024 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company's discretion, it may sell shares of its common stock under the 2024 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date.

The 2024 ATM Program replaced the prior equity distribution agreement entered into in September 2021 (the "2021 ATM Program"), which was terminated upon the establishment of the 2024 ATM Program. During the nine months ended September 30, 2024, the Company did not sell any shares of its common stock through the 2024 ATM Program or the 2021 ATM Program. As of September 30, 2024, there are no outstanding forward purchase agreements, and $900.0 million of shares remains available to be sold under the 2024 ATM Program.

In December 2015, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $250.0 million. In February 2019, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of each date, the Company had $250.0 million of purchase authority remaining under the stock repurchase plan. In each of May and December 2020, the Board of Directors approved the replenishment of the stock repurchase plan such that, as of such date, the Company had $250.0 million of purchase authority remaining under the replenished plan. In September 2022, the Company's Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. During the nine months ended September 30, 2024, the Company did not repurchase any shares and as of September 30, 2024, the Company had $302.7 million of purchase authority remaining under its $500.0 million stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2024, the Company’s development pipeline was comprised of various consolidated predevelopment projects, with total incurred costs of $25.1 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 8,565 apartment homes of operating communities with joint ventures and technology co-investments for a total book value of $409.3 million as of September 30, 2024.

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

While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts; geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the impact of inflation on consumer prices with associated reduction in purchasing power and increased risk of recession; the economic effects of the COVID-19 pandemic; whether and for how long the Company’s cash delinquencies will remain elevated as a result of the impact of the COVID-19 pandemic; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; the Company may be unable to maintain its investment grade credit rating with the rating agencies; the Company may be unsuccessful in the management of its relationships with its co-investment partners; the Company may fail to achieve its business objectives; time required for completion and/or stabilization of development and redevelopment projects; estimates of future income from an acquired property may prove to be inaccurate; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations and the anticipated or actual impact of future changes in laws or regulations; unexpected difficulties in leasing of future development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company's annual report on Form 10-K for the year ended December 31, 2023, and those risk factors and special considerations set forth in the Company's other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income available to common stockholders	$118,424	$87,282	$484,069	$340,434
Adjustments:
Depreciation and amortization	146,439	137,357	431,785	410,422
Gains not included in FFO	(31,583)	—	(169,909)	(59,238)
Casualty loss	—	—	—	433
Impairment loss from unconsolidated co-investments	—	—	3,726	—
Depreciation and amortization from unconsolidated co-investments	16,417	18,029	52,267	53,486
Noncontrolling interest related to Operating Partnership units	4,206	3,072	17,075	11,982
Depreciation attributable to third party ownership and other (1)	(370)	(371)	(1,149)	(1,095)
Funds from operations attributable to common stockholders and unitholders	$253,533	$245,369	$817,864	$756,424
FFO per share-diluted	$3.81	$3.69	$12.30	$11.37
Non-core items:
Expensed acquisition and investment related costs	$—	$31	$68	$375
Tax (benefit) expense on unconsolidated co-investments (2)	(441)	404	(1,199)	1,237
Realized and unrealized (gains) losses on marketable securities, net	(5,697)	4,577	(10,645)	(4,294)
Provision for credit losses	(182)	17	(116)	51
Equity income from non-core co-investments (3)	(555)	(538)	(6,282)	(1,422)
Co-investment promote income	—	—	(1,531)	—
Income from early redemption of preferred equity investments and notes receivable	—	—	—	(285)
General and administrative and other, net	13,956	1,743	22,403	2,570
Insurance reimbursements, legal settlements, and other, net (4)	(612)	(283)	(43,912)	(9,082)
Core funds from operations attributable to common stockholders and unitholders	$260,002	$251,320	$776,650	$745,574
Core FFO per share-diluted	$3.91	$3.78	$11.68	$11.21
Weighted average number of shares outstanding, diluted (5)	66,551,838	66,445,256	66,500,412	66,537,111

(1) The Company consolidates certain co-investments. The noncontrolling interest's share of net operating income in these investments for the three and nine months ended September 30, 2024 was $0.9 million and $2.6 million, respectively.
(2) Represents tax related to net unrealized gains or losses on technology co-investments.
(3) Represents the Company's share of co-investment income or loss from technology co-investments.
(4) Includes legal settlement gains of $42.5 million and $7.7 million for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings from operations	$128,790	$131,784	$398,599	$454,001
Adjustments:
Corporate-level property management expenses	12,150	11,504	36,004	34,387
Depreciation and amortization	146,439	137,357	431,785	410,422
Management and other fees from affiliates	(2,563)	(2,785)	(7,849)	(8,328)
General and administrative	29,067	14,611	67,374	43,735
Expensed acquisition and investment related costs	—	31	68	375
Casualty Loss	—	—	—	433
Gain on sale of real estate and land	—	—	—	(59,238)
NOI	313,883	292,502	925,981	875,787
Less: Non-Same Property NOI	(26,431)	(12,390)	(66,748)	(40,504)
Same-Property NOI	$287,452	$280,112	$859,233	$835,283

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2024, the Company had one interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on the $300.0 million unsecured term loan.

The Company's interest rate swap was designated as a cash flow hedge as of September 30, 2024. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2024. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2024.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
($ in thousands)				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2026	$1,094	$3,871	$(1,732)
Total cash flow hedges	$300,000	2026	$1,094	$3,871	$(1,732)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $222.0 million that effectively convert $222.0 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index plus a spread and have a carrying value of zero at September 30, 2024. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

For the Years Ended	2024	2025	2026	2027	2028	Thereafter	Total	Fair value
($ in thousands, except for interest rates)
Fixed rate debt	$553	632,035	548,291	419,558	517,000	3,748,000	$5,865,437	$5,582,319
Average interest rate	3.2%	3.5%	3.5%	3.8%	2.2%	3.6%	3.5%
Variable rate debt (1)	$241	1,019	8,999	384,397	1,332	133,937	$529,925	$526,164
Average interest rate	4.2%	4.2%	6.0%	4.1%	4.2%	4.2%	4.2%

(1) $222.0 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of September 30, 2024. It does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2024, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, Essex's disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex's internal control over financial reporting, that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2024, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2024, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2024, Essex issued an aggregate of 56,992 shares of its common stock upon the exercise of stock options and the exchange of OP units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $11.4 million from the option exercises during the three months ended September 30, 2024 to the Operating Partnership in exchange for an aggregate of 50,742 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with the exchange of OP Units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended September 30, 2024, 6,250 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015. As a result of the new stock repurchase plan, as of September 30, 2024, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan. The Company did not repurchase any of its common stock during the three months ended September 30, 2024.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

Except as described below, during the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non Rule 105b-1 trading arrangement".

On August 19, 2024, Barbara Pak, Executive Vice President and Chief Financial Officer, entered into a "Rule 10b5-1 trading arrangement", as such item is defined in Item 408(a) of Regulation S-K, that provides for the potential exercise of stock options and associated sale of up to 34,698 shares of common stock. The plan will expire on August 19, 2026, subject to early termination for certain specified events as set forth in the plan.

On September 25, 2024, Irving Lyons, III, a director, modified a previously adopted "Rule 10b5-1 trading arrangement", as such item is defined in Item 408(a) of Regulation S-K, that provides for the potential exercise of stock options and associated sale of up to 16,426 shares of common stock. The plan had an initial adoption date of June 10, 2021 and will expire on May 12, 2031, subject to early termination for certain specified events as set forth in the plan.

Item 6: Exhibits

A. Exhibits
10.1*
Fifth Amended and Restated Revolving Credit Agreement, dated September 25, 2024, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.†

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

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: October 30, 2024

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 30, 2024

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 30, 2024

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 30, 2024

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer