Form 10-K
period 2024-12-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2025-02-21
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Essex Property Trust, Inc.	Yes	☐	No	☒	Essex Portfolio, L.P.	Yes	☐	No	☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was approximately $17.4 billion. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 19, 2025, 64,325,080 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the 2025 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2024.

Auditor Name: KPMG LLP            Location: San Francisco, California         PCAOB ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

Unless stated otherwise or the context otherwise requires, references to the “Company,” “we,” “us,” or “our” mean collectively Essex Property Trust, Inc. and those entities/subsidiaries owned or controlled by Essex Property Trust, Inc., including Essex Portfolio, L.P., and references to the “Operating Partnership,” or “EPLP” mean Essex Portfolio, L.P. and those entities/subsidiaries owned or controlled by Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., not including any of its subsidiaries.

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As of December 31, 2024, Essex owned approximately 96.5% of the ownership interest in the Operating Partnership with the remaining 3.5% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership’s day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and Essex contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, Essex receives a number of Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) equal to the number of shares of common stock it has issued in the equity offerings. Contributions of properties to the Operating Partnership can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of the Operating Partnership’s partnership agreement, OP Units can be exchanged into Essex common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units issued to Essex and shares of common stock.

The Company believes that combining the reports on Form 10-K of Essex and the Operating Partnership into this single report provides the following benefits:

•enhances investors’ understanding of Essex and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
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

All of the Company’s property ownership, development, and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in the Operating Partnership. Essex’s primary function is acting as the general partner of the Operating Partnership. As general partner with control of the Operating Partnership, Essex consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of Essex and the Operating Partnership are the same on their respective financial statements. Essex also issues equity from time to time and guarantees certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its co-investments. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for OP Units (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company’s business. These sources of capital include the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and co-investments.

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders’ equity, partners’ capital and noncontrolling interest are the main areas of difference between the consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interest in Essex’s consolidated financial statements. The noncontrolling interest in the Operating Partnership’s consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and co-investment partners.
iii

The noncontrolling interest in Essex’s consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unitholders. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at Essex and Operating Partnership levels.

To help investors understand the significant differences between Essex and the Operating Partnership, this report on Form 10-K provides separate consolidated financial statements for Essex and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of stockholders’ equity or partners’ capital, and earnings per share/unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-K also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of Essex and the Operating Partnership in order to establish that the requisite certifications have been made and that Essex and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and 18 U.S.C. §1350.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.
iv

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
2024 ANNUAL REPORT ON FORM 10-K

v

PART I
Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Exchange Act. Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements.” Actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in Item 1A, Risk Factors of this Form 10-K.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex”), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust (“REIT”). Essex owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership” or “EPLP”). Essex is the sole general partner of the Operating Partnership and as of December 31, 2024, had an approximately 96.5% general partner interest in the Operating Partnership. In this report, the terms “Company,” “we,” “us,” and “our” also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

Essex has elected to be treated as a REIT for federal income tax purposes commencing with the year ended December 31, 1994. Essex completed its initial public offering on June 13, 1994. In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. A domestic taxable REIT subsidiary is subject to federal income tax as a regular C Corporation. All taxable REIT subsidiaries are consolidated by the Company for financial reporting purposes.

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast of the United States. As of December 31, 2024, the Company owned or had ownership interests in 255 operating apartment communities, aggregating 62,157 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of various predevelopment projects (collectively, the “Portfolio”).

The Company’s website address is https://www.essex.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on its website as soon as practicable after the Company files the reports with the U.S. Securities and Exchange Commission (“SEC”). The information contained on the Company’s website shall not be deemed to be incorporated into this report.

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
•Capital Preservation – The Company’s asset management services are responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s communities.
•Business Planning and Control – Comprehensive business plans are implemented in conjunction with significant investment decisions. These plans include benchmarks for future financial performance based on collaborative discussions between property operations teams and the senior leadership team.
•Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company’s communities.

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate Interests

The table below summarizes acquisition activity for the year ended December 31, 2024 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Contract Price at Pro Rata Share
BEXAEW Portfolio	CA and WA	1,480	100%	$252.0	(1)
Maxwell Sunnyvale	CA	75	100%	46.6	(2)
ARLO Mountain View	CA	164	100%	101.1
Patina at Midtown	CA	269	100%	58.4	(3)
Century Towers	CA	376	100%	86.8	(4)
BEX II Portfolio	CA	871	100%	168.4	(5)
Beaumont	WA	344	100%	136.1
Total acquisitions		3,579		$849.4

(1)In March 2024, the Company acquired its joint venture partner's 49.9% interest in the BEXAEW LLC’s (“BEXAEW”) portfolio comprised of four communities for a total purchase price of $505.0 million on a gross basis.
(2)In April 2024, the Company accepted the third-party sponsor’s common equity interest affiliated with its $14.7 million preferred equity investment. The community was consolidated on the Company’s financial statements at a $46.6 million valuation.
(3)In July 2024, the Company acquired its joint venture partner's 49.9% common equity interest in Patina at Midtown for a total purchase price of $117.0 million on a gross basis.
(4)In September 2024, the Company acquired its joint venture partner's 50% common equity interest in Century Towers for a total purchase price of $173.5 million on a gross basis.
(5)In October 2024, the Company acquired its joint venture partner’s 49.9% interest in the BEX II, LLC (“BEX II”) portfolio, comprised of four communities for a total contract price of $337.5 million on a gross basis.

Dispositions of Real Estate Interests

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all of its communities and sells those communities that no longer meet the Company’s strategic criteria. The Company may use the capital generated from the dispositions to invest in higher-return communities, other real estate investments or to fund other commitments. The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will the sale of these communities materially affect the Company’s ongoing operations. In general, the Company seeks to offset the dilutive impact on long-term earnings and funds from operations from these dispositions through the positive impact of reinvestment of proceeds.

The table below summarizes disposition activity for the year ended December 31, 2024 ($ in millions):

Property Name	Location	Apartment Homes	Sale Price at Pro Rata Share
Hillsdale Garden	CA	697	$205.7	(1)
Total dispositions		697	$205.7

(1)    In October 2024, the Company sold its 81.5% interest in a consolidated co-investment, Hillsdale Garden, a 697-unit apartment home community, for a contract price of $252.4 million on a gross basis ($205.7 million at pro rata).

Development Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. The Company may also acquire land for future development purposes. As of December 31, 2024, the Company’s development pipeline was comprised of various consolidated predevelopment projects with total incurred costs of $52.7 million.

Long Term Debt

During 2024, the Company made regularly scheduled principal payments of $3.1 million to its secured mortgage notes payable at an average interest rate of 3.5%.

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

Bank Debt

As of December 31, 2024, Moody’s Investor Service and Standard and Poor’s (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

As of December 31, 2024, the Company had two unsecured lines of credit aggregating $1.28 billion. The Company’s $1.2 billion credit facility had an interest rate of Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) plus 0.765% which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature, and a scheduled maturity date of January 2029 with two six-month extensions, exercisable at the Company’s option. In September 2024, the scheduled maturity date was extended from January 2027 to January 2029. The Company’s $75.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature. Prior to its maturity in July 2024 the line of credit facility was amended such that the line’s capacity was increased from $35.0 million to $75.0 million and the scheduled maturity date was extended to July 2026.

Equity Transactions

In August 2024, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the “2024 ATM Program”). In connection with the 2024 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2024 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date.
The 2024 ATM Program replaced the prior equity distribution agreement entered into in September 2021 (the “2021 ATM Program”), which was terminated upon the establishment of the 2024 ATM Program.
During the year ended December 31, 2024, the Company did not issue any shares of common stock under the 2024 ATM Program or the 2021 ATM Program. As of December 31, 2024, there were no outstanding forward sale agreements, and $900.0 million of shares remained available to be sold under the 2024 ATM Program.

In September 2022, the Company’s Board of Directors approved a stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company’s previous common stock repurchase plan announced in December 2015. During the year ended December 31, 2024, the Company did not repurchase any shares. As of December 31, 2024, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

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

The Company has also made, and may continue in the future to make, preferred equity investments in various multifamily stabilized communities or development projects. The Company earns a preferred rate of return on these investments.

HUMAN CAPITAL MANAGEMENT

Company Overview and Values

The Company’s mission is to create quality communities in premier locations and it is critical to the Company’s mission that it attracts, trains and retains a talented and diverse team by providing a compelling place to work and opportunities for professional growth. The Company’s culture supports its mission and is guided by its core values: to act with integrity, to care about what matters, to do right with urgency, to lead at every level and to seek fairness. The Company is headquartered in San Mateo, CA, and has regional corporate offices in Woodland Hills, CA; Irvine, CA and Bellevue, WA.

As of December 31, 2024, the Company had 1,715 employees, 99.8% of whom were full-time employees. A total of 1,293 employees worked on-site at our operating communities and 422 worked in our corporate offices. The Company’s employee statistics for 2024 include the following data as of December 31, 2024: the Company’s workforce was comprised of 6 self-identified ethnically diverse groups, making up 71% of our population, 52% of the Company’s managerial employees, and included 29% of its senior executives; there were 204 women in positions of manager or higher, equating to 59% of managerial positions in the Company; the Company’s workforce self-identified as 41% female and 58% male (1% chose not to disclose their gender); and, 55% of the Company’s corporate associates self-identified as female.

Workplace Culture

The Company believes it has a broad perspective that better serves both the communities it operates in and the associates it employs due to fostering one of the most talented and diverse workforces among its peers in the real estate industry. The Company also supports employee-led resource groups which are open to all employees and intended to foster a sense of community and inclusion for associates at the Company that are intended to engage, educate, enable, and empower the Company’s employees.

Training and Development

The Company values leadership at every level and enables the same by providing opportunities for all associates to develop personal and professional skills through programs that encourage associate retention and advancement. The Company currently offers training courses to its associates via Workday Learning, and its associates spent 13,122 hours learning in 2024. The Company also provides its associates with an annual $3,000 tuition reimbursement to further support outside professional growth opportunities. To identify, retain and reward top performers, the Company engages in meaningful internal succession planning and offers a tenure program, excellence awards, and a bonus recognition program to reward associates for good teamwork, good ideas, and good service. The Company encourages internal promotions and hiring for open positions, and the executive team actively mentors the Company’s top talent to ensure strong leadership at the Company for the future. 38% of the Company’s associates have approached or surpassed the Company’s average tenure of 6.57 years, with 22% reaching beyond 10 years of service.

Employee Safety, Health, and Wellness

Safety is a top priority. The Company deeply cares about the wellbeing of its associates and residents. The Essex Safety Committee, comprised of key stakeholders across departments, meets quarterly and reviews the overall safety of the company in both our corporate offices and our communities. To maximize real-time responses, the Company has also established a working safety subcommittee that meets bi-weekly. The Company has implemented enhanced safety programs, which include a new Workplace Violence Prevention Program enacted companywide in 2024, regular safety inspections, emergency preparedness processes, hazard identification and control protocols, and related associate training.

The Company’s safety policies align with its health and wellness goals and seeks to proactively prevent workplace accidents and protect the health, wellness and safety of the Company’s associates through training and analysis of incident reports. Additionally, the Company offers retirement support, associate discount programs, a mental health program (which includes counseling and coaching sessions for mental well-being support at no cost), refresh days for our operations teams, and health benefit credits for participation in wellness programs.

Compensation and Benefits

The Company offers competitive compensation to secure and retain top talent. Alongside competitive pay, the Company is committed to pay parity, and conducts a pay analysis on an annual basis which includes the development and use of a robust, multiple regression analysis model to confirm the Company’s continued achievement of gender pay parity.

Beyond competitive compensation, the Company offers a suite of benefits, including health insurance, a retirement plan with a $6,000 annual matching potential benefit, life and disability coverage, supplemental paid parental leave, and the robust health and wellness support programs noted above. Additionally, the Company offers an associate housing discount.

Employee Engagement

In order to engage and promote communication with our associates and solicit meaningful feedback on our efforts to create a positive work environment, the Company issues engagement surveys to all associates to measure 10 key drivers of employee engagement including goal setting, organizational fit, well-being, freedom of opinion, meaningful work, management support and recognition, among others. Engagement surveys are split into three phases: new hire surveys, Company-wide annual surveys, and exit surveys. 90% of Company employees participated in the surveys in 2024. The Company’s overall engagement score on the surveys was 8 out of 10. Goal setting, Performance, and Alignment were recognized as the top three areas of strength for the organization.

Community and Social Impact

The Company believes volunteering can create positive change in the communities where our associates live and work and that the Company’s commitment to giving back helps it attract and retain associates. The Company’s volunteer program is aimed at supporting and encouraging eligible associates to become actively involved in their communities through the Company’s support of charity initiatives and offering paid hours for volunteer time. Additionally, the Company’s “Essex Cares” program provides direct aid to the Company’s residents, associates, and local communities.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”), to self-insure certain earthquake and property losses. As of December 31, 2024, PWI had cash and marketable securities of $98.9 million, and is consolidated in the Company’s financial statements.

All of the Company’s communities are located in areas that are subject to earthquake activity. The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and in most cases property vulnerability analysis based on structural evaluations by seismic consultants. The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to forces caused by seismic events, by considering available funds and coverages provided by PWI and/or by purchasing seismic insurance. In most cases the Company also purchases limited earthquake insurance for certain properties owned by the Company’s co-investments.
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

The Company faces competition from other REITs, businesses and other entities in the acquisition, development and operation of apartment communities. Some competitors are larger and have greater resources than the Company. This competition may result in increased costs of apartment communities the Company acquires and/or develops.

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2025.

The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates, stock price, and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

As a real estate owner and operator, we are subject to various federal, state and local environmental laws, regulations and ordinances and may be subject to liability and the costs of removal or remediation of certain potentially hazardous materials that may be present in our communities. See the discussion under the caption, “Risks Related to Our Real Estate Investments and Operations - The Company’s portfolio may have environmental liabilities.” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations, which discussion is incorporated by reference into this Item 1.

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

Our business, results of operations, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results of operations to vary materially from recent results or from our anticipated future results.

Risks Related to Our Real Estate Investments and Operations

General real estate investment risks may materially adversely affect property income and values, and therefore our stock price may be materially adversely affected. If the communities and other real estate investments, including development and redevelopment properties, do not generate sufficient income to meet operating and financing expenses, cash flow and the ability to make distributions will be materially adversely affected. Income and growth from the communities may be further materially adversely affected by, among other things, the following factors, in addition to the other risk factors listed in this Item 1A:

•changes in the general or local economic climate that could affect demand for housing, including an increase in the use of new technologies and artificial intelligence to replace workers, and other events negatively impacting local employment rates, tenant dispersion, wages and the local economy;
•changes in demand for rental housing due to a variety of factors, including changing demographics or policies governing legal immigration, which could lead to a relative decrease in the renting population;
•changes in supply and cost of housing;
•changes in economic conditions, such as high or sustained inflationary periods in which our operating and financing costs may increase at a rate greater than our ability to increase rents, thereby compressing our operating margins which may have a material adverse effect on our business, or deflationary periods where rents may decline more quickly relative to operating and financing costs; and
•the appeal and desirability of our communities to tenants relative to other housing alternatives, including the size and amenity offerings, safety and location convenience, and our technology offerings.

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

Economic environments can negatively impact the Company’s liquidity and results of operations. In the event of a recession or other negative economic effects, including slowing job growth in key markets, the Company could incur reductions in rental and occupancy rates, property valuations and increases in costs. Any such recession or economic downturn may also affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could materially adversely affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy.

Rent control, or future or potential changes in applicable laws, or noncompliance with applicable laws, could materially adversely affect the Company’s stock price, business, financial condition and results of operations, and/or expose us to liability. The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, emergency orders, laws benefiting disabled persons, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing, revenue management software and practices, or laws that are generally applicable to the Company’s business and operations. Changes in, or noncompliance with, laws and regulations could expose the Company to liability and could require the Company to make significant unanticipated expenditures to address noncompliance.

Existing and future rent control or rent stabilization laws and regulations, along with similar laws and regulations that expand tenants’ rights or impose additional costs on landlords, including any such laws or regulations imposed in response to natural disasters and/or media attention on the housing industry, may reduce rental revenues or increase operating costs and thus such laws and regulations may materially adversely affect our stock price, business, financial condition and results of operations. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could reduce the value of our communities or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

Future pandemics could materially affect our business, financial condition, stock price, and results of operations. Due to the national and global impacts of a pandemic or other health crisis, such as the COVID-19 pandemic, the Company may be subject to eviction moratoria, temporary or permanent legislative restrictions, limits on rent increases and collection efforts, or may be legally required to, or otherwise agree to, restructure tenants’ rent obligations on less favorable terms than those currently in place. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment, collecting delinquent rents, and re-leasing our property and we may have limited ability to renew existing leases or sign new leases at levels consistent with market rents. A pandemic or other health crisis may cause increased costs, lower profitability and market fluctuations that may affect our ability to obtain necessary funds for our business or negatively impact the ability of the Company’s third-party mezzanine loan borrowers and preferred equity investment sponsors to repay the Company.

Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company’s acquisition of apartment communities may fail to meet the Company’s expectations due to factors including inaccurate estimates of future income, expenses, and the costs of improvements or redevelopment, which may be exacerbated by the lack of reliable market data due to inconsistent deal flow. Further, the value and operational performance of an apartment community may be diminished if neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown or contingent liabilities, which could ultimately lead to material costs for us that we did not expect to incur. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment communities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially adversely affect our business, financial condition and results of operations. The use of equity financing for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may not be available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects, including densification projects, and those activities generally entail certain risks, including:

•funds may be expended and management’s time devoted to projects that may not be completed on time or at all;
•construction costs may exceed original estimates possibly making some projects economically unfeasible;
•projects may be delayed or abandoned due to, without limitation, weather conditions, labor or material shortages, municipal office closures and staff shortages, government recommended or mandated work stoppages, protestors obstructing access or environmental remediation;
•occupancy rates and rents at a completed project may be less than anticipated;
•expenses may be higher than anticipated, including, without limitation, due to inflationary pressures (including potentially exacerbated by the imposition of tariffs), supply chain issues, costs of litigation over construction contracts, environmental remediation or increased costs for labor (including potentially related to any shrinkage in the labor force or labor shortages related to changing immigration policies), materials and leasing;
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

The geographic concentration of the Company’s communities and fluctuations in local markets may materially adversely affect the Company’s financial condition and results of operations. The Company’s communities are concentrated in California and the Seattle metropolitan area, which exposes the Company to greater economic concentration risks. Factors that may materially adversely affect local market and economic conditions include regionally specific acts of nature (e.g., earthquakes, wildfires, floods, etc.), layoffs affecting specific or broad sectors of the economy (such as technology-based companies), and those other factors listed in the risk factor titled “General real estate investment risks may materially adversely affect property income and values” and elsewhere in this Item 1A.

The Company is susceptible to adverse developments in economic and regulatory environments, such as increases in real estate and other taxes, and increased costs of complying with governmental regulations. The State of California is generally regarded as more litigious, highly regulated and taxed than many other states, which may reduce demand for the Company’s communities. Any adverse developments in the economy or real estate markets in California or Washington, or any decrease in demand for the Company’s communities resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations.

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Our real estate taxes in Washington could increase as a result of property value reassessments or increased property tax rates. A California law commonly referred to as Proposition 13 (“Prop 13”) generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Prop 13, property tax reassessment generally occurs as a result of a “change in ownership” of a property. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. Various initiatives to repeal or amend Prop 13, to eliminate its application to commercial and residential property, to increase the permitted annual real estate tax increases, and/or to introduce split tax roll legislation could increase the assessed value and/or tax rates applicable to commercial property in California. Further, changes in U.S. federal tax law could cause state and local governments to alter their taxation of real property.

The Company may experience increased costs associated with capital improvements and property maintenance as its properties advance through their life cycles. In some cases, we may spend more than budgeted amounts to make necessary improvements or maintenance, which could materially adversely affect the Company’s financial condition and results of operations.

Competition in the apartment community market and other housing alternatives may materially adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting tenants, including other apartment communities, condominiums and single-family homes. Competitive housing in a particular area and fluctuations in cost of owner-occupied single- and multifamily homes caused by a decrease in housing prices, mortgage interest rates and/or government programs to promote home ownership or create additional rental and/or other types of housing, or an increase in desire for more space due to work-from-home needs or increased time spent at home, could materially adversely affect the Company’s ability to retain its tenants, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced, rental or occupancy rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in increased costs to acquire or develop apartment communities or impact the Company’s ability to identify suitable acquisition or development transactions.

Investments in mortgages, mezzanine loans, subordinated debt, other real estate, and other marketable securities could materially adversely affect the Company’s cash flow from operations. The Company may purchase or otherwise invest in securities issued by entities which own real estate and/or invest in mortgages or unsecured debt obligations. The Company may make or acquire mezzanine loans, which are generally subordinated loans. In general, investing in mortgages involves risk, including that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses; the borrower may not pay indebtedness under the mortgage when due and amounts recovered by the Company in connection with related foreclosures may be less than the amount owed; interest rates payable on the mortgages may be lower than the Company’s cost of funds; in the case of junior mortgages, foreclosure of a senior mortgage could eliminate the junior mortgage; delays in the collection of principal and interest if a borrower claims bankruptcy; possible senior lender default or overconcentration of senior lenders in portfolio; and unanticipated early prepayments may limit the Company’s expected return on its investment. If any of the above were to occur, it could materially adversely affect the Company’s cash flows from operations.

The Company’s ownership of co-investments, including joint ventures and joint ownership of communities, its ownership of properties with shared facilities with a homeowners’ association or other entity, its ownership of properties subject to a ground lease and its preferred equity investments and its other partial interests in entities that own communities, could limit the Company’s ability to control such communities and may restrict our ability to finance, refinance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated. The Company has entered into, and may continue in the future to enter into, certain co-investments, including joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership.

Joint venture partners often have shared control over the development and operation of the joint venture assets, which may prevent the Company from taking action without the partners’ approval. A joint venture partner may have interests that are inconsistent with those of the Company or may take action contrary to the Company’s interests or policies. Consequently, a joint venture partner’s actions might subject property owned by the joint venture to additional risk. In some instances, the Company and the joint venture partner may each have the right to exercise a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would not have initiated such a transaction, and may result in the valuation of our interest or our partner’s interest at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income. Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities.

From time to time, the Company, through the Operating Partnership, makes certain co-investments in the form of preferred equity investments in third-party entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. The Operating Partnership’s interest in these entities is typically less than a majority of the outstanding voting interests of that entity, which may limit the Operating Partnership’s ability to control the daily operations of such co-investment. The Operating Partnership may not be able to dispose of its interests in such co-investment. In the event that such co-investment or the partners in such co-investment become insolvent or bankrupt or fail to develop or operate the property in the manner anticipated, or are unable to refinance or sell their interest as planned, the Operating Partnership may not receive the expected return in its expected timeframe or at all and may lose up to its entire investment. Additionally, the preferred return negotiated on these co-investments may be lower than the Company’s cost of funds. The Company may also incur losses if any guarantees or indemnifications were made by the Company.

The Company also owns properties indirectly under “DownREIT” structures. The Company has entered into, and in the future may enter into, transactions that could require the Company to pay the tax liabilities of partners that contribute assets into DownREITs, joint ventures or the Operating Partnership, in the event that certain taxable events, which are generally within the Company’s control, occur. Although the Company plans to hold the contributed assets or, if such assets consist of real property, defer recognition of gain on sale of such assets pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company may not be able to do so and if such tax liabilities were incurred they could have a material adverse effect on its financial position.

Also, from time to time, the Company invests in properties (i) which may be subject to certain shared facilities agreements with homeowners’ associations and other entities and/or (ii) subject to ground leases where a subtenant may have certain similar rights to that of a party under such a shared facilities agreements or where a master landlord may have certain rights to control the use, operation and/or repair of the property. In these arrangements, we cannot guarantee that the terms of the shared facilities agreements will be enforced or interpreted in favor of the Company, and the Company’s inability to control expenditures, make necessary repairs and/or control certain decisions may materially adversely affect the Company’s financial condition and results of operations, and/or the property’s safety, compliance with applicable laws, marketability or market value.

We may pursue acquisitions of other REITs and real estate companies, which may not yield anticipated results and could materially adversely affect our results of operations. We may make acquisitions of and/or investments in other REITs and real estate companies or enter into strategic alliances or joint ventures, which involves risks and uncertainties and may not be successful. We may not be able to identify suitable acquisition, investment, or joint venture opportunities, consummate any such transactions or relationships on terms and conditions acceptable to us, or realize the expected financial or strategic benefits of any such acquisition. The integration of acquired businesses or other acquisitions may not be successful and could result in disruption to other parts of our business. Pre-acquisition property due diligence may not identify all material issues that might arise with respect to such acquired business and its properties or as to any such other acquisitions. Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, could be dilutive to Essex’s stockholders and the Operating Partnership’s unitholders. Additionally, the value of these investments could decline for a variety of reasons. These and other factors could materially adversely affect our financial condition and results of operations.

Real estate investments are relatively illiquid and, therefore, the Company’s ability to vary its portfolio promptly in response to changes in economic or other conditions may be limited. Real estate investments are illiquid and, in our markets, can at times be difficult to sell at prices we find acceptable, which may limit our ability to promptly reduce our portfolio in response to changes in economic or other conditions and otherwise may materially adversely affect our financial condition and results of operations.

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

The Company’s portfolio may have environmental liabilities. Under various federal, state and local environmental and public health laws, regulations and ordinances, we have been required, and may be required in the future, regardless of our knowledge or responsibility, to provide warnings about certain chemicals, investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases naturally occurring substances such as methane and radon gas) or properties that we acquire, develop, manage or directly or indirectly invest in. We may be held liable under these laws or common law to a governmental entity or to third parties for compliance and response costs, property damage, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the impacts resulting from such releases. While the Company is unaware of any such response action required or damage claims associated with its existing properties which would have a material adverse effect on our business, or results of operations, potential future costs and damage claims may be substantial. Further, the presence of such substances, or the failure to properly remediate any such impacts, may materially adversely affect our ability to borrow against, develop, sell or rent the affected property, including due to any liens imposed on the impacted property by any government agencies for penalties or damages.

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

The Company may incur general uninsured losses or may experience market conditions that impact the procurement of certain insurance policies. The Company purchases general liability and property, including loss of rent, insurance coverage for each of its communities and cyber risk insurance. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, wildfires, pollution, environmental matters or extreme weather conditions such as hurricanes and floods that are uninsurable or not economically insurable. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”), to self-insure certain earthquake and property losses for some of the communities in its portfolio. A decline in the value of the securities held by PWI may materially adversely affect PWI’s ability to cover all or any portion of the amount of any insured losses. Despite our insurance coverage, the Company may incur material losses due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

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

Our properties or markets may in the future be the target of actual or threatened terrorist attacks, shootings, or other acts of violence, which could directly or indirectly damage our communities both physically and financially, cause uninsured losses, materially adversely affect the value of and our ability to operate our communities, subject us to significant liability claims, or otherwise impair our ability to achieve our expected results.

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

Changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed. In addition, a recently destabilized insurance market, and certain causalities and/or losses incurred may expose the Company in the future to higher insurance premiums.

Climate change may materially adversely affect our business. As a result of climate change, we may experience extreme weather, an increase in frequency and severity of natural disasters, changes in precipitation, temperature, wildfire and drought exposure, and impacts of sea-level rise, all of which may result in physical damage, a decrease in demand for our communities located in these areas or affected by these conditions, damage to our properties, disruption of services at our properties or increased costs associated with water or energy use and maintaining or insuring our communities. Transition risks associated with climate change may result in interruptions in energy access, increased energy costs, or increased regulatory requirements and stakeholder expectations regarding reporting and energy efficiency. Should the impact of climate change be material in nature or occur for lengthy periods of time, even if not directly impacting the Company’s current markets, the types and pricing of insurance the Company is able to procure may be materially adversely affected and our financial condition or results of operations may be materially adversely affected. We could experience increased costs related to further developing our communities to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance. In addition, changes in federal, state and local legislation and regulation on climate change or natural disaster response could result in temporary rent control, temporary eviction moratoria, increased operating costs and/or increased capital expenditures to improve the energy efficiency of our existing communities (for example, increased costs associated with meeting electric vehicle charging mandates) and could also require us to spend more on our new development communities without a corresponding increase in revenue.

Accidental death or severe injuries at our communities due to wildfires, floods, other disasters or hazards could materially adversely affect our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where any such events have occurred, which could have a material adverse effect on our business and results of operations. Further, we may not have the ability to respond immediately to a major event, which may cause increased losses.

Adverse changes in laws may materially adversely affect the Company’s liabilities and/or operating costs relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to tenants in the form of higher rents, and may materially adversely affect the Company’s cash available for distribution and its ability to make distributions and pay amounts due on its debts. Additionally, ongoing political volatility may increase the likelihood of significant changes in laws that could affect the Company’s overall strategy. Changes in laws increasing the potential liability of the Company and/or its operating costs on a range of issues, including those regarding potential liability for other environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, including without limitation, those related to structural or seismic retrofit or more costly operational safety systems and programs, which could have a material adverse effect on the Company.

Failure to succeed in new markets or with new community operations formats may limit the Company’s growth. The Company may make acquisitions or commence development activity outside of its existing market areas if appropriate opportunities arise, which may expose the Company to new risks, including, but not limited to an inability to evaluate accurately local apartment market conditions and local economies; an inability to identify appropriate acquisition opportunities or to obtain land for development; an inability to hire and retain key personnel; and a lack of familiarity with local governmental and permitting procedures. Additionally, we have adjusted our operating model to reduce the number of staff on-site at individual properties and instituted a hub model where specialized staff can service multiple properties from a central location and rely on certain technologies, such as virtual apartment tours, to further reduce the need for on-site staffing. There may be resistance to such change from our residents, and if we experience difficulty in retaining residents, this could materially adversely affect the Company’s results of operations. Further, there are unknown risks with relying on new technologies and operating models, such as whether there is consumer preference for in-person tours or if we are not able to as rapidly respond to resident demands, and we cannot guarantee that this model will be successful, which could materially adversely affect our results of operations.

Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could materially adversely affect our business, financial condition and results of operations. We provide tenants with reliable services, including water and electric power, along with the consistent operation of our communities, including a wide variety of amenities. Public utilities, especially those that provide water and electric power, are fundamental for the consistent operation of our communities. The delayed delivery or any prolonged interruption of these services may cause tenants to terminate their leases or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including government mandated closures, mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism or similar events.

Such events may also expose us to additional liability claims and damage our reputation and brand and could cause tenants to terminate or not renew their leases, or prospective tenants to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could materially adversely affect our financial condition and results of operations.

The Company’s real estate assets may be subject to impairment charges. The Company continually evaluates the recoverability of the carrying value of its real estate assets, including those assets it invests in indirectly or places subordinated loans on through its preferred equity and mezzanine lending program, under U.S. generally accepted accounting principles (“U.S. GAAP”). Factors considered in evaluating impairment of the Company’s existing multifamily real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a multifamily real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management. There can be no assurance that the Company will not take charges in the future related to the impairment of the Company’s assets, including those assets it invests in indirectly or places subordinated loans on through its preferred equity and mezzanine lending program. Any future impairment charges could have a material adverse effect on the Company’s results of operations.

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

We are subject to laws and regulations relating to the handling of personal information and we rely on information technology to sustain our operations. Any material failure, inadequacy, interruption or breach of the Company’s privacy or information systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business, financial condition and results of operations. We rely on information technology hardware, software, networks and systems (collectively, “IT Systems”), some of which are provided by vendors, to process, transmit and store personal information, tenant and lease data, and other electronic information (collectively, “Confidential Information”), and to manage or support a variety of business processes, including financial transactions and records. Our business requires us and some of our vendors to use and store personal and other sensitive information of our tenants and employees, and our collection, use and other processing of personal information is governed by certain federal and state laws and regulations. Privacy and cybersecurity laws continue to evolve, with several states passing new data privacy laws that govern the processing of information about state residents, and laws may be inconsistent from one jurisdiction to another. The Company endeavors to comply with privacy laws and regulations applicable to it, including the California Consumer Privacy Act (“CCPA”) which governs the collection, use, disclosure and security of information about California residents. The CCPA requires the Company to, among other things, provide certain disclosures to California residents, promptly respond to certain requests related to their data, and contractually impose certain obligations on vendors. Compliance with existing and future laws and regulations related to data privacy and protection may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services, and any failure of our systems in place to comply with such laws and regulations could harm our business, reputation and financial condition.

Although we have taken steps to abide by applicable privacy and cybersecurity laws, and strive to protect the security of our IT Systems and Confidential Information, the compliance and security measures put in place by the Company and its vendors cannot guarantee perfect compliance or provide absolute security, and the Company and its vendors’ IT Systems may be vulnerable to numerous and evolving cybersecurity threats and risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including through social engineering/phishing, malware (including ransomware), distributed denial-of-service attempts, data theft, account takeovers, social engineering/phishing, technological error, employee error, malfeasance by insiders, misconfigurations, “bugs”, or other vulnerabilities in Company, or vendor, IT Systems. These threats may be amplified by emerging artificial intelligence technologies and can also come from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists. Any incident could compromise the Company’s or our vendors’ IT Systems (or the IT Systems of third parties that facilitate the Company’s or such vendors’ business activities), and the Confidential Information stored by or on behalf of the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets or tenant payments, or other harm. Moreover, if there is a compliance failure, or if a cybersecurity incident affects the Company’s or vendors’ systems, whether through a breach of the Company’s IT Systems or a breach of the IT Systems of third parties, or results in the unauthorized release of Confidential Information, the Company’s reputation and brand could be materially damaged, which could increase our costs in attracting and retaining tenants, and other serious consequences may result.

Potential other consequences include potential exposure to litigation, including government enforcement actions, private litigation (including class actions), fines or criminal penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs, and potential exposure to a risk of loss including loss related to the fact that agreements with such vendors, or such vendors’ financial condition, may not allow the Company to recover all costs related to a cybersecurity incident for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Privacy and cybersecurity risks have generally increased in recent years because of the proliferation of new techniques and tools that circumvent security tools, evade detection and remove forensic evidence, such as artificial intelligence, and the increased sophistication, techniques and activities of threat actors; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex IT Systems we rely upon, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We may be unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. We maintain cyber risk insurance which may be insufficient type or amount to cover us against claims related to a cybersecurity incident, and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claims.

In the future, the Company may expend additional resources to continue to enhance the Company’s cybersecurity measures to investigate and remediate any cybersecurity vulnerabilities and/or to further ensure compliance with privacy and cybersecurity laws. Despite these steps, the Company may suffer a significant cybersecurity incident in the future, unauthorized parties may gain access to Confidential Information stored on the Company’s or its vendors’ IT Systems, and any such incident may not be discovered in a timely manner. Any cybersecurity incident or failure in the implementation, compliance with or effectiveness of the Company’s IT Systems or cybersecurity program or those of third party service providers, or a breach of other third party systems that ultimately impacts the operational or IT Systems of the Company could result in a wide range of material adverse effects to our business and results of operations.

Reliance on third party software providers to host systems is critical to our operations and to provide the Company with data, and regulation of those providers and practices may impact operational capabilities. We rely on, or may rely on in the future, certain key software vendors to support business practices critical to our operations, including the collection and understanding of rent and ancillary income, including artificial intelligence platforms, communication with our tenants, interaction and evaluation and/or qualification of our prospective tenants, and to provide us with data. The market is currently experiencing a consolidation of and increased scrutiny on these software vendors and algorithmic platforms, particularly in the multifamily space, which may negatively impact the Company’s choice of vendor and pricing options due to lack of optionality or litigation challenges of the vendor or the vendor’s underlying algorithmic platform. Moreover, if any of these key vendors were to terminate our relationship or access to data, or fail, we could suffer losses while we seek to replace the services and information provided by the vendors. Further, our failure, or our software vendors’ failure, to adopt, anticipate or keep pace with the new technologies, such as artificial intelligence solutions, may harm our ability to compete with our peers, decrease the value of our assets and/or impact our future growth.

We may from time to time be subject to litigation or regulatory investigation, which could have a material adverse effect on our business, financial condition and results of operations. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, the payment of which could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. Litigation, even if resolved in our favor, could materially adversely affect our reputation and divert the attention of our management, which could materially adversely affect our operations and cash flow. A number of purported anti-trust class actions were filed against RealPage, Inc., a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from such matters. The Company is also subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations, including California private attorney general actions (“PAGA Claims”). The current political climate in California may continue to encourage plaintiffs’ attorneys to bring PAGA Claims and other class actions.

Risks Related to Our Indebtedness and Financings

Capital and credit market conditions and volatility, including significant fluctuations in the price of the Company’s stock, may affect the Company’s access to sources of capital and/or the cost of capital, which could materially adversely affect the Company’s business, stock price, results of operations, cash flows and financial condition. Our current balance sheet, the debt capacity available on the unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers provide some insulation from volatile capital markets. We primarily use external financing, including sales of debt and equity securities, to fund acquisitions, developments, and redevelopments and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or distributing less than 100% of our REIT taxable income.

In general, to the extent that the Company continues to face a challenging investment environment as access to capital and credit lacks clear trends (reflected by a shifting interest rate environment for debt financing, a fluctuating stock price for equity financing without corresponding changes to investment cap rates, and an inconsistent transactional market flow) the Company’s ability to make acquisitions, develop or redevelop communities, obtain new financing, and refinance existing borrowing at competitive rates could be materially adversely affected, which would impact the Company’s financial standing and related credit rating.

In addition, if our ability to obtain financing is materially adversely affected, the Company’s stock price may be materially adversely affected, and we may be unable to satisfy scheduled maturities on existing financing through other sources of our liquidity, which, in the case of secured financings, could result in foreclosure.

Debt financing has inherent risks. The Company is subject to the risks normally associated with debt financing, including that cash flow may not be sufficient to meet required payments of principal and interest and the REIT distribution requirements of the Code; inability to renew, repay, or refinance maturing indebtedness on encumbered apartment communities on favorable terms or at all, possibly requiring the Company to sell a property or properties on disadvantageous terms; inability to comply with debt covenants could trigger cash management provisions limiting our ability to control cash flows, cause defaults, or an acceleration of maturity dates; paying debt before the scheduled maturity date could result in prepayment penalties; and defaulting on secured indebtedness may result in lenders seeking a foreclosure or pursuing other remedies which would reduce the Company’s income and net asset value, its ability to service other debt, or create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements. Any of these risks might result in losses that could have a material adverse effect on the Company and its ability to make distributions and pay amounts due on its debt. Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. There is a risk that we may not be able to refinance existing indebtedness or that a refinancing will not be done on as favorable terms, which in either case could have a material adverse effect on our financial condition, results of operations and cash flows.

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

A downgrade in the Company’s investment grade credit rating could materially adversely affect its business and financial condition. The Company plans to manage its operations to maintain its investment grade credit rating with a capital structure consistent with its current profile but there can be no assurance that it will be able to maintain its current credit ratings. Any downgrades in terms of ratings or outlook by any of the rating agencies could have a material adverse effect on the Company’s cost and availability of capital, which could in turn have a material adverse effect on its financial condition, results of operations and liquidity, as well as the Company’s stock price.

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

The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing. In the event that Fannie Mae and Freddie Mac discontinue providing liquidity to our sector, have their mandates changed or reduced or be disbanded or reorganized by the government or if there is reduced government support for multifamily housing more generally, it may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect the Company and its growth and operations.

Risks Related to Personnel

The Company depends on its personnel, whose continued service is not guaranteed. The Company’s success depends on its ability to attract, train and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the departure of any of the Company’s key personnel could have a material adverse effect on the Company. While the Company engages in regular succession planning for key positions, the Company’s plans may be impacted and therefore adjusted due to the departure of any key personnel. The Company must continue to recruit, train and retain qualified operational staff at its properties, which may be difficult in a highly competitive job market. Changes to our Company’s operational structure could result in an increase in issues or departures among our operational staff. Our ability to timely deliver quality customer service or to respond to building repair and maintenance requests may be negatively impacted without adequate operational staff, which may materially adversely affect the results of operations.

Additionally, we could be subject to labor union efforts to organize our employees from time to time and, if successful, those organizational efforts may decrease our operational flexibility and increase operational costs.

The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest. The Company’s Chairman, George M. Marcus, is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment and development firms. While conflict of interest protocols and agreements are in place, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities. Due to potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of Essex’s stockholders and the Operating Partnership’s unitholders.

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

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for certain amendments of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions with the Company, the Company’s directors and executive officers, including Mr. Marcus, have substantial influence on the Company. Consequently, their influence could result in decisions that may not reflect the interests of all stockholders.

Our related party guidelines may not adequately address all of the issues that may arise with respect to related party transactions. The Company has adopted “Related Party Transaction Approval Process Guidelines” that are intended to determine whether a particular related party transaction is fair, reasonable and serves the interests of the Company’s stockholders. Pursuant to these guidelines, related party transactions have been approved by the Audit Committee of the Company’s Board of Directors (“Board”) from time to time. There is no assurance that this policy will be adequate for determining whether a particular related party transaction is suitable and fair for the Company. Also, the policy’s procedures may not identify and address all the potential issues and conflicts of interests with a related party transaction.

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

Risks Related to Taxes, Our Status as a REIT and Our Organizational Structure

Failure to generate sufficient rental revenue or other liquidity needs and impacts of economic conditions could limit cash flow available for dividend distributions, as well as the form and timing of such distributions, to Essex’s stockholders or the Operating Partnership’s unitholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community. Such a reduction in income could cause the Board to reduce the amount of dividend distributions. The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board may consider relevant. The Board may modify our dividend policy from time to time.

Essex may choose to pay dividends in its own stock, which could materially adversely affect its stockholders. If a U.S. stockholder sells the stock it receives as a dividend in order to pay applicable taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of Essex’s stock could experience downward pressure if a significant number of our stockholders sell shares of Essex’s stock in order to pay taxes owed on dividends.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could be dilutive to current stockholders and materially adversely affect the market price of the Company’s common stock. In order to finance the

Company’s acquisition and development activities, the Company could issue and sell common stock, preferred stock and convertible debt securities, including pursuant to its equity distribution program, issue partnership units in the Operating Partnership, or enter into joint ventures which may dilute stockholder ownership in the Company and could materially adversely affect the market price of the common stock.

The Maryland Business Combination Act may delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the Company’s stock or otherwise be in the best interest of our stockholders. Under the Maryland Business Combination Act (the “MBCA”), certain “business combinations”, including a merger, between a Maryland corporation and certain “interested stockholders” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder and must be approved pursuant to certain supermajority voting requirements, subject to certain exemptions which include business combinations that are exempted by the Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to this exemption, the Board irrevocably has elected to exempt any business combination among the Company, Mr. Marcus and MMC or any entity owned or controlled by Mr. Marcus and MMC. However, other transactions with interested stockholders subject to the MBCA may be delayed or may not meet the related supermajority voting or other requirements of the MBCA, which may delay or prevent the consummation of such transactions.

Certain provisions contained in the Operating Partnership agreement, Charter and Bylaws, and certain provisions of the Maryland General Corporation Law could delay, defer or prevent a change in control. While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement may limit the Company’s power to act with respect to the Operating Partnership, which could delay, defer or prevent a transaction or a change in control that may otherwise be in the best interests of its stockholders or that could otherwise materially adversely affect their interests.

The Company’s Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such stock without the approval of the holders of the common stock. The Company may establish one or more classes or series of stock that could delay, defer or prevent a transaction or a change in control, or otherwise create rights that could materially adversely affect the interests of holders of common stock. Additionally, the Company’s Charter contains provisions limiting the transferability and ownership of shares of capital stock, which may delay, defer or prevent a transaction or a change in control, or discourage tender offers.

The Maryland General Corporation Law (the “MGCL”) restricts the voting rights of holders of shares deemed to be “control shares.” Although the Bylaws exempt the Company from the control share provisions of the MGCL, the Board may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the MGCL. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the MGCL could delay, defer or prevent a transaction or change in control.

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

Loss of the Company’s REIT status would have a material adverse effect on the Company and the value of the Company’s common stock. The Company has elected to be taxed as a REIT, which requires it to satisfy various annual and quarterly requirements, including income, asset and distribution tests. Although the Company believes that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax on the Company’s taxable income, and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify, unless it is entitled to relief under statutory provisions. The additional tax liability would reduce its net earnings available for investment or distributions, and the Company would no longer be required to make distributions to its stockholders for the purpose of maintaining REIT status. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and could materially adversely affect the value and market price of the Company’s common stock.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments. To qualify as a REIT, we must continually satisfy certain asset, income and distribution tests and other requirements, which could materially adversely affect us. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. If we do not acquire new assets, we may not have sufficient depreciation expense to offset income and may have to make special distributions to stockholders. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Legislative or other actions affecting REITs could have a material adverse effect on the Company or its stockholders. Changes to federal income tax laws, with or without retroactive legislation, could materially adversely affect the Company or its stockholders. New legislation, Treasury Regulations, administrative interpretations or court decisions could materially adversely affect the Company’s ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in the Company. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Failure of one or more of the Company’s subsidiaries to qualify as a REIT could materially adversely affect the Company’s ability to qualify as a REIT. The Company owns interests in multiple subsidiary REITs that have elected to be taxed as REITs under the Code. These subsidiary REITs are subject to the various REIT qualification requirements and other limitations that are applicable to the Company. If any of the Company’s subsidiary REITs were to fail to qualify as a REIT, then the subsidiary REIT would become subject to U.S. federal corporate income tax. The Company’s ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs and it is possible that this could cause the Company to also fail to qualify as a REIT.

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

Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by stockholders and may be detrimental to the Company’s ability to raise additional funds through any future sale of its stock. Dividends paid by REITs to U.S. stockholders that are individuals, trusts or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations. U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may materially adversely affect the value of stock in REITs.

We may face risks in connection with Section 1031 exchanges. We occasionally dispose of real properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real properties on a tax deferred basis.

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

General Risks

The soundness of financial institutions could materially adversely affect us. We maintain cash and cash equivalent balances generally in excess of federally insured limits at a limited number of financial institutions. The failure of one or more of these financial institutions may materially adversely affect our ability to recover our cash balances or our 401(k) assets. Certain financial institutions are lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we, or other parties to the transactions with us, may be unable to complete transactions as intended, which could materially adversely affect our business and results of operations. Additionally, certain of our tax-exempt bond financing documents require us to obtain a guarantee from a financial institution of payment of the principal and interest on the bonds. If the financial institution defaults in its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon if we do not redeem the bonds.

The price per share of the Company’s stock may fluctuate significantly. The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including the factors discussed in this Item 1A, and actual or anticipated variations in the Company’s quarterly results of operations, earnings estimates, or dividends, the resale of substantial amounts of the Company’s stock, or the anticipation of such resale, general stock and bond market conditions, actual or anticipated actions taken by the Federal Reserve Bank, the general reputation of REITs and the Company, shifts in our investor base, the inability of the United States Congress to pass bills that continue to timely fund the federal government and its obligations, including due to the current political climate or partisanship, natural disasters, armed conflict or geopolitical impacts, or an active aggressor incident. Many of these factors are beyond the Company’s control and may cause the market price of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

Our score by proxy advisory firms or other corporate governance consultants advising institutional investors could have an adverse effect on our reputation, the perception of our corporate governance, and thereby materially adversely affect the market price of our common stock. Various proxy advisory firms and other corporate governance consultants advising institutional investors provide scores of our governance measures, nominees for election as directors, executive compensation practices, corporate responsibility and sustainability, and other matters that may be submitted to stockholders for consideration at our annual meetings. From time to time certain matters that we propose for approval may not receive a favorable score, or may result in a recommendation against the nominee or matter proposed. Unfavorable scores may lead to rejected proposals or a loss of stockholder confidence in our corporate governance measures, which could materially adversely affect the market price of our common stock.

Corporate responsibility, specifically related to sustainability factors, may impose additional costs and expose us to new risks or litigation. Some investors and potential investors are focused on positive corporate responsibility and sustainability scores and business practices to guide their investment strategies, including whether to invest in our common stock. Additionally, rules and regulations continue to evolve relating to climate risk disclosures, human capital management and other corporate responsibility matters, and other regulatory bodies, such as the State of California, have issued laws or regulations relating to climate disclosures, despite a lack of emerging support and, in some cases, open opposition, from investors and potential investors for such rules and regulations. Additional local, state and federal laws and rules with respect to corporate responsibility and sustainability matters may be enacted in the future and the extent and scope of their requirements and impact on our business are unknown. If the criteria by which companies are scored changes, the Company may perform differently or worse than it has in the past, or it may become more expensive for the Company to access capital. The Company may face reputational damage in the event its corporate responsibility procedures, its board structure, or the reputations of its individual board members do not meet the standards set by various constituencies. Further, if we fail to comply with new laws, regulations, expectations or reporting requirements related to sustainability, or if we are perceived as failing, our reputation and business could be materially adversely affected. In addition, both advocates and opponents to such matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder activism, and litigation, to advance their perspectives, and certain jurisdictions are adopting or considering adopting laws seeking to limit the use of corporate responsibility and sustainability initiatives in certain contexts. To the extent we are subject to such activism or fragmented regulation with respect to corporate responsibility or sustainability considerations, it may require us to incur costs to implement compliant initiatives or otherwise materially adversely affect our business. The occurrence of any of the foregoing could have a material adverse effect on the price of the Company’s stock and the Company’s financial condition and results of operations.

We could face adverse consequences as a result of M&A activity in the REIT sector and actions of activist investors. Due to consolidation pressure and M&A activity in the REIT sector, we may receive unsolicited acquisition proposals or become the target of activist investors seeking to force a sale or merger. If that occurs, management may be required to dedicate substantial time to evaluating such proposals or threats and various strategic alternatives, which could detract from their ability to focus on our core business. Such activity could be costly and time-consuming, disrupt our operations and divert the attention of our management team and our employees from executing our business plan, which could materially adversely affect our business and results of operations.

Expanding social media vehicles present additional risks. The use of social media, such as unauthorized live-streaming at our properties, could cause us to suffer brand damage or information leakage. Negative posts or false comments about us on any social networking website could damage our reputation. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.

Any material weaknesses identified in the Company’s internal control over financial reporting could have an adverse effect on the Company’s stock price. Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal control over financial reporting.

If the Company identifies one or more material weaknesses in its internal control over financial reporting, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which in turn could have a material adverse effect on the Company’s stock price.

Increased public, media, regulatory and governmental scrutiny of the housing industry could materially adversely affect our business, reputation, and results of operations. The housing industry, and particularly real estate developers and the rental housing sector, has attracted heightened attention from the public, media, regulators, elected officials and advocacy groups regarding issues such as affordability, fair housing practices, evictions, rental rates, and revenue management practices, which has led to various proposals, laws and regulations affecting rental housing providers, including rent control measures, eviction restrictions, and revenue management constraints. Increased scrutiny presents companies in the rental housing sector, including us, with additional litigation risk, including class action lawsuits. Additionally, political pressure and public sentiment regarding the rental housing industry could influence the introduction and passage of new regulations or legislation that may restrict our operations or otherwise materially adversely affect our business model. These factors could materially adversely affect our results of operations and our financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of its critical systems and information. The Company’s cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational and financial risk areas.

The Company’s cybersecurity risk management program employs several different measures, including perimeter monitoring, endpoint monitoring and user management, designed to assess and identify cybersecurity risks. The Company’s technology management team is principally responsible for managing the Company’s cybersecurity risk assessment and management processes. The Company’s technology management team performs enterprise-level risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment. The Company’s technology management team and third-party professionals perform penetration tests, vulnerability scans, and patch management to assess and protect the confidentiality, integrity and availability of its critical systems and information. The Company provides training to its employees on cybersecurity matters, performs periodic awareness testing to facilitate compliance with the Company’s cybersecurity policies, and maintains a method for its employees and consultants to communicate any suspected cybersecurity incident. In addition, the Company evaluates key third-party service providers before the Company grants the service provider access to its information systems and has a process in place to ensure that future access is appropriate.

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

The Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of enterprise level risks, including any cybersecurity-related risks faced by the Company. At least quarterly, the Audit Committee reviews cyber risks and mitigation strategies with senior management. The Audit Committee periodically reports to the full Board regarding its activities, including those relating to cybersecurity. Additionally, on an annual basis, the Chief Technology Officer (“CTO”) presents to the Audit Committee on any material updates to the cybersecurity program, such as process improvements, new initiatives and key vendor performance. Material cybersecurity events, if any, are escalated to the Board on an ongoing basis. The Board is also briefed annually on all major enterprise risks, including cybersecurity risks.

The Company’s management team, including the CTO, is responsible for assessing and managing the Company’s material risks from cybersecurity threats. The CTO leads the technology management team and has extensive cybersecurity knowledge and expertise developed through a career of serving in various roles in information technology for over 20 years. The CTO oversees the Company’s initiatives to address existing or evolving cyber risks and is a member of the Enterprise Risk Committee. The CTO reports to the Chief Executive Officer (“CEO”) and provides updates to the Company’s senior leadership team on a regular basis, at least quarterly, about risks from cybersecurity threats, the results of penetration tests, vulnerability scans and userbase issues. The CTO and other members of the Company’s management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, such as briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged; and alerts and reports produced by security tools deployed in our IT environment.

Over the past fiscal year, the Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations or financial condition. See the discussion under the caption, “Risks Related to Our Real Estate Investments and Operations - We are subject to laws and regulations relating to the handling of personal information and we rely on information technology to sustain our operations. Any material failure, inadequacy, interruption or breach of the Company’s privacy or information systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business, financial condition and results of operations.” in Item 1A, Risk Factors of this Form 10-K for further information.

Item 2. Properties

The Company’s portfolio as of December 31, 2024 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 255 stabilized operating apartment communities (comprising 62,157 apartment homes), of which 26,484 apartment homes are located in Southern California, 22,804 apartment homes are located in Northern California, and 12,869 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.0% of the Company’s revenues for the year ended December 31, 2024.

Occupancy Rates

Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. When calculating actual rents for occupied apartment homes and market rents for vacant apartment homes, delinquencies and concessions are not taken into account. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates, and the Company’s calculation of financial occupancy may not be comparable to financial occupancy as disclosed by other REITs. Market rates are determined using the recently signed effective rates on new leases at the property and are used as the starting point in the determination of the market rates of vacant apartment homes. The Company may increase or decrease these rates based on a variety of factors, including overall supply and demand for housing, concentration of new apartment deliveries within the same submarket which can cause periodic disruption due to greater rental concessions to increase leasing velocity, and rental affordability.

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

Communities

The Company’s communities are primarily urban and suburban high density wood frame communities comprising of two to seven stories above grade construction with structured parking situated on 1-20 acres of land with densities of approximately 10 to 80+ units per acre. As of December 31, 2024, the Company’s communities include 103 garden-style, 142 mid-rise, and 10 high-rise communities. Garden-style communities are generally defined as on-grade properties with two and/or three-story buildings with no structured parking while mid-rise communities are generally defined as properties with three to seven story buildings and some structured parking. High-rise communities are typically defined as properties with buildings that are greater than seven stories, are steel or concrete framed, and frequently have structured parking. The communities have an average of approximately 244 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, playground areas and dog parks.

The Company hires, trains and supervises on-site service and maintenance personnel. The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•located near employment centers;
•attractive communities that are well maintained; and
•proactive customer service.

Commercial Buildings

The Company owns two operating commercial buildings (totaling approximately 185,000 square feet) located in California and Washington, of which the Company occupied an aggregate of approximately 50,000 square feet as of December 31, 2024. Furthermore, as of December 31, 2024, the commercial buildings’ physical occupancy rate was 93% consisting of seven tenants, including the Company.

Operating Portfolio

The table below describes the Company’s operating portfolio as of December 31, 2024 (See Note 8, “Mortgage Notes Payable” to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.):

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (2)	Occupancy(3)
Southern California
Alpine Village	Alpine, CA	Garden	301	1971	2002	96%
Park Viridian	Anaheim, CA	Mid-rise	320	2008	2014	96%
The Barkley (4)(5)	Anaheim, CA	Garden	161	1984	2000	96%
Bonita Cedars	Bonita, CA	Garden	120	1983	2002	97%
The Village at Toluca Lake	Burbank, CA	Mid-rise	146	1974	2017	96%
Camarillo Oaks	Camarillo, CA	Garden	564	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	Garden	160	1990	2006	97%
Hacienda at Camarillo Oaks	Camarillo, CA	Garden	73	1984	2023	94%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	2001	2014	96%
Mesa Village	Clairemont, CA	Garden	133	1963	2002	95%
Villa Siena	Costa Mesa, CA	Garden	274	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	Garden	160	1989	2014	97%
Regency at Encino	Encino, CA	Mid-rise	75	1989	2009	95%
The Havens	Fountain Valley, CA	Garden	440	1969	2014	97%
Valley Park	Fountain Valley, CA	Garden	160	1969	2001	96%
Capri at Sunny Hills (5)	Fullerton, CA	Garden	102	1961	2001	93%
Haver Hill (6)	Fullerton, CA	Garden	265	1973	2012	97%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	2004	2014	97%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	1992	1997	96%
Montejo	Garden Grove, CA	Garden	124	1974	2001	97%
The Henley I	Glendale, CA	Mid-rise	83	1974	1999	96%
The Henley II	Glendale, CA	Mid-rise	132	1970	1999	96%
Huntington Breakers	Huntington Beach, CA	Mid-rise	344	1984	1997	97%
The Huntington	Huntington Beach, CA	Garden	276	1975	2012	97%
Hillsborough Park	La Habra, CA	Garden	235	1999	1999	97%
Village Green	La Habra, CA	Garden	272	1971	2014	97%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	1988	2014	96%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	1985	1997	96%
Marbrisa	Long Beach, CA	Mid-rise	202	1987	2002	95%
Pathways at Bixby Village	Long Beach, CA	Garden	296	1975	1991	97%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	2008	2014	95%
Alessio	Los Angeles, CA	Mid-rise	624	2001	2014	94%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	2014	2016	97%
Avant	Los Angeles, CA	Mid-rise	443	2014	2015	93%
The Avery	Los Angeles, CA	Mid-rise	121	2014	2014	96%
Bellerive	Los Angeles, CA	Mid-rise	63	2011	2011	96%
Belmont Station	Los Angeles, CA	Mid-rise	275	2009	2009	94%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	1987	2014	94%
Cochran Apartments	Los Angeles, CA	Mid-rise	58	1989	1998	96%
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	2012	2016	97%
Gas Company Lofts (6)	Los Angeles, CA	High-rise	251	2004	2013	92%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (2)	Occupancy(3)
Marbella	Los Angeles, CA	Mid-rise	60	1991	2005	96%
Pacific Electric Lofts (7)	Los Angeles, CA	High-rise	314	2006	2012	93%
Park Catalina	Los Angeles, CA	Mid-rise	90	2002	2012	95%
Park Place	Los Angeles, CA	Mid-rise	60	1988	1997	96%
Regency Palm Court	Los Angeles, CA	Mid-rise	116	1987	2014	93%
Santee Court	Los Angeles, CA	High-rise	165	2004	2010	93%
Santee Village	Los Angeles, CA	High-rise	73	2011	2011	93%
Skye at Bunker Hill	Los Angeles, CA	High-rise	456	1968	1998	96%
The Blake LA	Los Angeles, CA	Mid-rise	196	1979	1997	98%
Tiffany Court	Los Angeles, CA	Mid-rise	101	1987	2014	95%
Wallace on Sunset	Los Angeles, CA	Mid-rise	200	2021	2021	91%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	2014	2014	96%
Windsor Court	Los Angeles, CA	Mid-rise	95	1987	2014	94%
Windsor Court	Los Angeles, CA	Mid-rise	58	1988	1997	96%
Aqua at Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	2001	2014	97%
Marina City Club (8)	Marina Del Rey, CA	Mid-rise	101	1971	2004	97%
Mirabella	Marina Del Rey, CA	Mid-rise	188	2000	2000	95%
Mira Monte	Mira Mesa, CA	Garden	356	1982	2002	97%
Hillcrest Park	Newbury Park, CA	Garden	608	1973	1998	97%
Fairway at Big Canyon (9)	Newport Beach, CA	Mid-rise	74	1972	1999	97%
Muse	North Hollywood, CA	Mid-rise	152	2011	2011	95%
Country Villas	Oceanside, CA	Garden	180	1976	2002	96%
Mission Hills	Oceanside, CA	Garden	282	1984	2005	96%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	2007	2014	97%
Arbors at Parc Rose (7)	Oxnard, CA	Mid-rise	373	2001	2011	96%
Mariner’s Place	Oxnard, CA	Garden	105	1987	2000	95%
Monterey Villas	Oxnard, CA	Garden	122	1974	1997	97%
Tierra Vista	Oxnard, CA	Mid-rise	404	2001	2001	96%
The Hallie	Pasadena, CA	Mid-rise	292	1972	1997	96%
The Stuart	Pasadena, CA	Mid-rise	188	2007	2014	97%
Villa Angelina	Placentia, CA	Garden	256	1970	2001	96%
Fountain Park	Playa Vista, CA	Mid-rise	705	2002	2004	93%
Highridge (5)	Rancho Palos Verdes, CA	Mid-rise	255	1972	1997	96%
Cortesia	Rancho Santa Margarita, CA	Garden	308	1999	2014	96%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	2002	2014	97%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	2002	2014	96%
Bernardo Crest	San Diego, CA	Garden	216	1988	2014	97%
Cambridge Park	San Diego, CA	Mid-rise	320	1998	2014	97%
Carmel Creek	San Diego, CA	Garden	348	2000	2014	97%
Carmel Landing	San Diego, CA	Garden	356	1989	2014	97%
Carmel Summit	San Diego, CA	Mid-rise	246	1989	2014	97%
CentrePointe	San Diego, CA	Garden	224	1974	1997	94%
Esplanade	San Diego, CA	Garden	616	1986	2014	96%
Form 15	San Diego, CA	Mid-rise	242	2014	2016	96%
LIVIA at Scripps Ranch (10)(14)	San Diego, CA	Mid-rise	264	2024	2024	95%
Montanosa	San Diego, CA	Garden	472	1990	2014	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (2)	Occupancy(3)
Summit Park	San Diego, CA	Garden	300	1972	2002	96%
Essex Skyline (11)	Santa Ana, CA	High-rise	350	2008	2010	94%
Fairhaven (5)	Santa Ana, CA	Garden	164	1970	2001	96%
Parkside Court	Santa Ana, CA	Mid-rise	210	1986	2014	97%
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	2002	2014	96%
Hope Ranch	Santa Barbara, CA	Garden	108	1965	2007	97%
Bridgeport Coast (12)	Santa Clarita, CA	Mid-rise	188	2006	2014	96%
Meadowood	Simi Valley, CA	Garden	320	1986	1996	96%
Shadow Point	Spring Valley, CA	Garden	172	1983	2002	95%
The Fairways at Westridge (12)	Valencia, CA	Mid-rise	234	2004	2014	97%
The Vistas of West Hills (12)	Valencia, CA	Mid-rise	220	2009	2014	97%
Allegro	Valley Village, CA	Mid-rise	97	2010	2010	97%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	1971	1997	97%
Pinehurst (13)	Ventura, CA	Garden	28	1973	2004	97%
Woodside Village	Ventura, CA	Garden	145	1987	2004	97%
Passage Buena Vista (14)	Vista, CA	Garden	179	2020	2021	96%
Walnut Heights	Walnut, CA	Garden	163	1964	2003	95%
The Dylan	West Hollywood, CA	Mid-rise	184	2014	2014	93%
The Huxley	West Hollywood, CA	Mid-rise	187	2014	2014	95%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	1970	1999	96%
Reveal	Woodland Hills, CA	Mid-rise	438	2010	2011	95%
Vela (16)	Woodland Hills, CA	Mid-rise	379	2018	2022	95%
			26,484			96%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	1974	2006	96%
Fourth & U	Berkeley, CA	Mid-rise	171	2010	2010	94%
The Commons	Campbell, CA	Garden	264	1973	2010	97%
Pointe at Cupertino	Cupertino, CA	Garden	116	1963	1998	97%
Connolly Station	Dublin, CA	Mid-rise	309	2014	2014	96%
Avenue 64	Emeryville, CA	Mid-rise	224	2007	2014	96%
Emme	Emeryville, CA	Mid-rise	190	2015	2015	94%
The Courtyards at 65th Street (15)	Emeryville, CA	Mid-rise	331	2004	2019	94%
Foster’s Landing	Foster City, CA	Garden	490	1987	2014	97%
Boulevard	Fremont, CA	Garden	172	1978	1996	97%
Briarwood (7)	Fremont, CA	Garden	160	1978	2011	97%
Mission Peaks	Fremont, CA	Mid-rise	453	1995	2014	97%
Mission Peaks II	Fremont, CA	Garden	336	1989	2014	97%
Paragon	Fremont, CA	Mid-rise	301	2013	2014	96%
Stevenson Place	Fremont, CA	Garden	200	1975	2000	96%
The Rexford (16)	Fremont, CA	Garden	203	1973	2021	97%
The Woods (7)	Fremont, CA	Garden	160	1978	2011	95%
City Centre (12)	Hayward, CA	Mid-rise	192	2000	2014	95%
City View	Hayward, CA	Garden	572	1975	1998	95%
Lafayette Highlands	Lafayette, CA	Garden	150	1973	2014	97%
777 Hamilton (17)	Menlo Park, CA	Mid-rise	195	2017	2019	97%
Apex	Milpitas, CA	Mid-rise	367	2014	2014	96%
ARLO Mountain View	Mountain View, CA	Mid-rise	164	2018	2024	95%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (2)	Occupancy(3)
Regency at Mountain View (6)	Mountain View, CA	Mid-rise	142	1970	2013	97%
Bridgeport	Newark, CA	Garden	184	1987	1987	99%
The Grand	Oakland, CA	High-rise	243	2009	2009	95%
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	2001	2014	94%
The Galloway	Pleasanton, CA	Mid-rise	506	2016	2016	97%
Radius	Redwood City, CA	Mid-rise	264	2015	2015	96%
Township	Redwood City, CA	Mid-rise	132	2014	2019	96%
San Marcos	Richmond, CA	Mid-rise	432	2003	2003	95%
500 Folsom (14)	San Francisco, CA	High-rise	537	2021	2021	96%
Bennett Lofts	San Francisco, CA	Mid-rise	178	2004	2012	93%
Fox Plaza	San Francisco, CA	High-rise	445	1968	2013	96%
MB 360	San Francisco, CA	Mid-rise	360	2014	2014	95%
Park West	San Francisco, CA	Mid-rise	126	1958	2012	95%
101 San Fernando	San Jose, CA	Mid-rise	323	2001	2010	95%
360 Residences (15)	San Jose, CA	Mid-rise	213	2010	2017	95%
Bella Villagio	San Jose, CA	Mid-rise	231	2004	2010	93%
Century Towers	San Jose, CA	High-rise	376	2017	2017	97%
Enso	San Jose, CA	Mid-rise	183	2014	2015	97%
Epic	San Jose, CA	Mid-rise	769	2013	2013	97%
Esplanade	San Jose, CA	Mid-rise	278	2002	2004	97%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	1990	2014	97%
Marquis	San Jose, CA	Mid-rise	166	2015	2016	97%
Meridian at Midtown (15)	San Jose, CA	Mid-rise	218	2015	2018	96%
Mio	San Jose, CA	Mid-rise	103	2015	2016	97%
Palm Valley	San Jose, CA	Mid-rise	1,100	2008	2014	96%
Patina at Midtown	San Jose, CA	Mid-rise	269	2021	2021	96%
Sage at Cupertino (5)	San Jose, CA	Garden	230	1971	2017	97%
Silver (14)	San Jose, CA	Mid-rise	268	2019	2021	95%
The Carlyle	San Jose, CA	Garden	132	2000	2000	97%
Waterford Place	San Jose, CA	Mid-rise	238	2000	2000	96%
Willow Lake	San Jose, CA	Mid-rise	508	1989	2012	97%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	1988	2014	96%
Station Park Green	San Mateo, CA	Mid-rise	599	2018	2018	96%
Deer Valley	San Rafael, CA	Garden	171	1996	2014	97%
Bel Air	San Ramon, CA	Garden	462	1988	1995	97%
Canyon Oaks	San Ramon, CA	Mid-rise	250	2005	2007	96%
Crow Canyon	San Ramon, CA	Mid-rise	400	1992	2014	96%
Foothill Gardens	San Ramon, CA	Garden	132	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	2005	2007	96%
Twin Creeks	San Ramon, CA	Garden	44	1985	1997	97%
1000 Kiely	Santa Clara, CA	Garden	121	1971	2011	97%
Le Parc	Santa Clara, CA	Garden	140	1975	1994	97%
Marina Cove (18)	Santa Clara, CA	Garden	292	1974	1994	97%
Mylo	Santa Clara, CA	Mid-rise	476	2021	2021	97%
Riley Square (7)	Santa Clara, CA	Garden	156	1972	2012	96%
Villa Granada	Santa Clara, CA	Mid-rise	270	2010	2014	97%
Chestnut Street	Santa Cruz, CA	Garden	96	2002	2008	96%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (2)	Occupancy(3)
Bristol Commons	Sunnyvale, CA	Garden	188	1989	1995	97%
Brookside Oaks (5)	Sunnyvale, CA	Garden	170	1973	2000	97%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	2012	2014	97%
Magnolia Lane (19)	Sunnyvale, CA	Garden	32	2001	2007	97%
Magnolia Square (5)	Sunnyvale, CA	Garden	156	1963	2007	97%
Maxwell Sunnyvale	Sunnyvale, CA	Mid-rise	75	2022	2024	95%
Montclaire	Sunnyvale, CA	Mid-rise	390	1973	1988	96%
Reed Square	Sunnyvale, CA	Garden	100	1970	2011	97%
Solstice	Sunnyvale, CA	Mid-rise	280	2014	2014	97%
Summerhill Park	Sunnyvale, CA	Garden	100	1988	1988	96%
Via	Sunnyvale, CA	Mid-rise	284	2011	2011	97%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	1989	1989	97%
Vista Belvedere	Tiburon, CA	Mid-rise	76	1963	2004	95%
Verandas (12)	Union City, CA	Mid-rise	282	1989	2014	97%
Agora	Walnut Creek, CA	Mid-rise	49	2016	2016	97%
Brio (5)	Walnut Creek, CA	Mid-rise	300	2015	2019	97%
			22,804			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	2009	2014	96%
BellCentre	Bellevue, WA	Mid-rise	249	2001	2014	97%
Cedar Terrace	Bellevue, WA	Garden	180	1984	2005	97%
Courtyard off Main	Bellevue, WA	Mid-rise	110	2000	2010	96%
Ellington	Bellevue, WA	Mid-rise	220	1994	2014	96%
Emerald Ridge	Bellevue, WA	Garden	180	1987	1994	96%
Foothill Commons	Bellevue, WA	Mid-rise	394	1978	1990	97%
Palisades, The	Bellevue, WA	Garden	192	1977	1990	96%
Park Highland	Bellevue, WA	Mid-rise	250	1993	2014	96%
Piedmont	Bellevue, WA	Garden	396	1969	2014	96%
Sammamish View	Bellevue, WA	Garden	153	1986	1994	97%
Woodland Commons	Bellevue, WA	Garden	302	1978	1990	97%
Bothell Ridge	Bothell, WA	Garden	214	1988	2014	96%
Canyon Pointe	Bothell, WA	Garden	250	1990	2003	97%
Inglenook Court	Bothell, WA	Garden	224	1985	1994	96%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	2000	2014	97%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	2000	2000	97%
Stonehedge Village	Bothell, WA	Garden	196	1986	1997	98%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	2000	2008	97%
Park Hill at Issaquah	Issaquah, WA	Garden	245	1999	1999	97%
Wandering Creek	Kent, WA	Garden	156	1986	1995	97%
Ascent	Kirkland, WA	Garden	90	1988	2012	97%
Bridle Trails	Kirkland, WA	Garden	108	1986	1997	97%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	1978	2010	97%
Evergreen Heights	Kirkland, WA	Garden	200	1990	1997	97%
Montebello	Kirkland, WA	Garden	248	1996	2012	97%
Slater 116	Kirkland, WA	Mid-rise	108	2013	2013	97%
Martha Lake (16)	Lynwood, WA	Mid-rise	155	1991	2021	97%
Aviara (19)	Mercer Island, WA	Mid-rise	166	2013	2014	97%

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (2)	Occupancy(3)
Laurels at Mill Creek	Mill Creek, WA	Garden	164	1981	1996	96%
Monterra in Mill Creek (16)	Mill Creek, WA	Garden	139	2003	2021	97%
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	1989	2014	97%
The Elliot at Mukilteo (5)	Mukilteo, WA	Garden	301	1981	1997	97%
Castle Creek	Newcastle, WA	Garden	216	1998	1998	97%
Elevation	Redmond, WA	Garden	158	1986	2010	97%
Pure Redmond	Redmond, WA	Mid-rise	105	2016	2019	97%
Redmond Hill (7)	Redmond, WA	Garden	442	1985	2011	97%
Shadowbrook	Redmond, WA	Garden	418	1986	2014	97%
The Trails of Redmond	Redmond, WA	Garden	423	1985	2014	97%
Vesta (7)	Redmond, WA	Garden	440	1998	2011	97%
Brighton Ridge	Renton, WA	Garden	264	1986	1996	95%
Fairwood Pond	Renton, WA	Garden	194	1997	2004	96%
Forest View	Renton, WA	Garden	192	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	2001	2014	97%
8th & Republican (15)	Seattle, WA	Mid-rise	211	2016	2017	97%
Annaliese	Seattle, WA	Mid-rise	56	2009	2013	98%
The Bernard	Seattle, WA	Mid-rise	63	2008	2011	97%
Cairns, The	Seattle, WA	Mid-rise	99	2006	2007	96%
Collins on Pine	Seattle, WA	Mid-rise	76	2013	2014	96%
Canvas	Seattle, WA	Mid-rise	123	2014	2021	96%
Domaine	Seattle, WA	Mid-rise	92	2009	2012	96%
Expo (14)	Seattle, WA	Mid-rise	275	2012	2012	97%
Fountain Court	Seattle, WA	Mid-rise	320	2000	2000	97%
Patent 523	Seattle, WA	Mid-rise	295	2010	2010	97%
Taylor 28	Seattle, WA	Mid-rise	197	2008	2014	97%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	1992	2014	97%
Velo and Ray (15)	Seattle, WA	Mid-rise	308	2014	2019	96%
Vox	Seattle, WA	Mid-rise	58	2013	2013	96%
Wharfside Pointe	Seattle, WA	Mid-rise	155	1990	1994	96%
Beaumont	Woodinville, WA	Mid-rise	344	2009	2024	93%
			12,869			97%

		Total:	62,157		Weighted Average:	96%

Footnotes to the Company’s Portfolio Listing as of December 31, 2024

(1)Unless otherwise specified, the Company consolidates each community in accordance with U.S. GAAP.
(2)Represents the initial year the joint venture or consolidated community was acquired.
(3)For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2024, except for communities that were stabilized during the year, in which case physical occupancy was used. For an explanation of how financial occupancy is calculated, see “Occupancy Rates” in this Item 2.
(4)The community is subject to a ground lease, which, unless extended, will expire in 2083.
(5)Each of these communities is part of a DownREIT structure in which the Company is the general partner or manager and the other limited partners or members are granted rights of redemption for their interests.
(6)This community is owned by Wesco III, LLC (“Wesco III”). The Company has a 50% interest in Wesco III, which is accounted for using the equity method of accounting.
(7)This community is owned by Wesco I, LLC (“Wesco I”). The Company has a 58% interest in Wesco I, which is accounted for using the equity method of accounting.

(8)This community is subject to a ground lease, which, unless extended, will expire in 2067.
(9)This community is subject to a ground lease, which, unless extended, will expire in 2027.
(10)The community is subject to a ground lease, which, unless extended, will expire in 2086.
(11)The Company has a 97% interest and a former Executive Vice President of the Company has a 3% interest in this community.
(12)This community is owned by Wesco IV, LLC (“Wesco IV”). The Company has a 65.1% interest in Wesco IV, which is accounted for using the equity method of accounting.
(13)This community is subject to a ground lease, which, unless extended, will expire in 2028.
(14)The Company has an interest in a single asset entity owning this community.
(15)This community is owned by Wesco V, LLC (“Wesco V”). The Company has a 50% interest in Wesco V, which is accounted for using the equity method of accounting.
(16)This community is owned by Wesco VI, LLC (“Wesco VI”). The Company has a 50% interest in Wesco VI, which is accounted for using the equity method of accounting.
(17)This community is owned by BEX IV, LLC (“BEX IV”). The Company has a 50.1% interest in BEX IV, which is accounted for using the equity method of accounting.
(18)A portion of this community on which 84 apartment homes are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(19)The community is subject to a ground lease, which, unless extended, will expire in 2070.

Item 3. Legal Proceedings

The information regarding lawsuits, other proceedings and claims, set forth in Note 17, “Commitments and Contingencies”, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to such matters referred to in Note 17, the Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “ESS.”

There is no established public trading market for the Operating Partnership’s limited partnership units (“OP Units”).

Holders

The approximate number of holders of record of the shares of Essex’s common stock was 973 as of February 19, 2025. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 19, 2025, there were 62 holders of record of OP Units, including Essex.

Return of Capital

Under provisions of the Code, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

Cash dividends distributed for the years ended December 31, 2024, 2023 and 2022 related to common stock were classified for federal income tax purposes as follows:

	Year Ended December 31,
	2024	2023	2022
Common Stock
Ordinary income	98.19%	88.46%	80.17%
Capital gain	1.81%	8.32%	16.78%
Unrecaptured section 1250 capital gain	—%	3.22%	3.05%
	100.00%	100.00%	100.00%

Dividends and Distributions

Future dividends/distributions by Essex and the Operating Partnership will be at the discretion of the Board of Directors of Essex and will depend on the actual cash flows from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. There are currently no contractual restrictions on Essex’s and the Operating Partnership’s present or future ability to pay dividends and distributions, and we do not anticipate that our ability to pay dividends/distributions will be impaired; however, there can be no assurances in that regard.

The Board of Directors declared a dividend/distribution for the fourth quarter of 2024 of $2.45 per share. The dividend/distribution was paid on January 15, 2025 to stockholders/unitholders of record as of January 2, 2025.

Dividend Reinvestment and Share Purchase Plan

Essex has adopted a dividend reinvestment and share purchase plan designed to provide holders of common stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of common stock and to acquire additional shares of common stock through voluntary purchases. Computershare, LLC, which serves as Essex’s transfer agent, administers the dividend reinvestment and share purchase plan. For a copy of the plan, contact Computershare, LLC at (312) 360-5354.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Shareholders, under the heading “Equity Compensation Plans,” to be filed with the SEC within 120 days of December 31, 2024.

Issuance of Registered Equity Securities

In August 2024, the Company entered into the 2024 ATM Program. In connection with the 2024 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2024 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date. The 2024 ATM Program replaced the 2021 ATM Program, which was terminated upon the establishment of the 2024 ATM Program.

During the year ended December 31, 2024, the Company did not issue any shares of common stock under the 2024 ATM Program or the 2021 ATM Program. As of December 31, 2024, there were no outstanding forward sale agreements, and $900.0 million of shares remained available to be sold under the 2024 ATM Program.

Issuer Purchases of Equity Securities

In September 2022, the Company’s Board of Directors approved a stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company’s previous common stock repurchase plan announced in December 2015. During the year ended December 31, 2024, the Company did not repurchase any shares. As of December 31, 2024, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Performance Graph

The line graph below compares the cumulative total stockholder return on Essex’s common stock for the last five years with the cumulative total return on the S&P 500 and the FTSE NAREIT Equity Apartments index over the same period. This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2019 and that all dividends were reinvested.

Essex Property Trust, Inc.
Total Return Performance (1)

Essex Property Trust, Inc.
FTSE apartment index
S&P 500
250
200
150
100
50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Essex Property Trust, Inc.	$100.00	$81.91	$124.83	$77.69	$94.76	$112.16
FTSE NAREIT Equity Apartments Index	$100.00	$84.66	$138.51	$94.25	$99.78	$120.22
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02

(1)Common stock performance data is provided by S&P Global Market Intelligence.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2024 and 2023, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2024 and 2023, Essex issued an aggregate of 56,304 and zero shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of $12.3 million to the Operating Partnership in exchange for an aggregate of 56,304 OP Units, as required by the Operating Partnership’s partnership agreement, during the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, Essex issued an aggregate of 13,217 and 22,236 shares, respectively, of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership’s partnership agreement, for an aggregate of 13,217 and 22,236 OP Units during the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, Essex issued an aggregate of 7,448 and 13,684 shares of its common stock in connection with the exchange of OP Units by limited partners into shares of common stock. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership’s partnership agreement, for an aggregate of 7,448 and 13,684 OP Units during the years ended December 31, 2024 and 2023, respectively.

Essex may sell shares through its equity distribution program, then contribute the net proceeds from these share issuances to the Operating Partnership in exchange for OP Units as required by the Operating Partnership’s partnership agreement. During the years ended December 31, 2024 and 2023, the Company did not issue or sell any shares of common stock pursuant to the 2024 ATM Program and 2021 ATM Program. As of December 31, 2024, there were no outstanding forward sale agreements.

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of December 31, 2024, had an approximately 96.5% general partner interest in the Operating Partnership.

The Company’s investment strategy has two components: constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth. The Company’s strong financial condition supports its investment strategy by enhancing its ability to quickly shift acquisition, development, redevelopment, and disposition activities to markets that will optimize the performance of the Company’s portfolio.

As of December 31, 2024, the Company owned or had ownership interests in 255 operating apartment communities, comprising 62,157 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, and two operating commercial buildings.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

By region, the Company’s operating results for 2024 and 2023 and projection for 2025 new housing supply (defined as new multifamily apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing) are as follows:

Southern California Region: As of December 31, 2024, this region represented 44% of the Company’s consolidated operating apartment homes. Revenues for “2024 Same-Properties” (as defined below), or “Same-Property revenues,” increased 4.0% in 2024 as compared to 2023.

Northern California Region: As of December 31, 2024, this region represented 36% of the Company’s consolidated operating apartment homes. 2024 Same-Property revenues increased 2.6% in 2024 as compared to 2023.

Seattle Metro Region: As of December 31, 2024, this region represented 20% of the Company’s consolidated operating apartment homes. 2024 Same-Property revenues increased 2.9% in 2024 as compared to 2023.

In each of these regions, projected 2025 growth in new residential supply of apartment homes and single family homes is expected to be 1% or less of the total housing stock.

The Company’s consolidated operating communities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	Apartment Homes	%	Apartment Homes	%
Southern California	23,817	44%	21,986	43%
Northern California	19,747	36%	19,245	37%
Seattle Metro	10,899	20%	10,341	20%
Total	54,463	100%	51,572	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX IV, and other co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The communities previously held in the BEXAEW, BEX II, Patina at Midtown, and Century

Towers co-investments, which were consolidated in 2024, are excluded from the table as December 31, 2023 but included in the table as of December 31, 2024.

Market Considerations

Elevated inflation in recent years has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. In response to increased inflation, the U.S. Federal Reserve raised the federal funds rate throughout 2022 and 2023 resulting in a significant increase of market interest rates. In the second half of 2024, the U.S. Federal Reserve lowered the federal funds rate in conjunction with the softening of U.S. inflation and short term market interest rates have declined. Concurrently, geopolitical tensions and regional conflicts have increased uncertainty during recent years. The long-term impact of these developments will largely depend on the impact on job growth, the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

The foregoing macroeconomic conditions have not negatively impacted the Company’s ability to access traditional funding sources on the same or reasonably similar terms as were available in recent periods prior to the pandemic, as demonstrated by the Company’s financing activity during the year ended December 31, 2024 discussed in the “Liquidity and Capital Resources” section below. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2024 to the Year Ended December 31, 2023

The average financial occupancy for the Company’s 2024 Same-Property portfolio (stabilized properties consolidated by the Company for the years ended December 31, 2024 and 2023) was 96.1% and 96.5% for the years ended December 31, 2024 and 2023, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

Market rates are determined using the recently signed effective rates on new leases at the property and are used as the starting point in the determination of the market rates of vacant apartment homes. The Company may increase or decrease these rates based on a variety of factors, including overall supply and demand for housing, concentration of new apartment deliveries within the same submarket which can cause periodic disruption due to greater rental concessions to increase leasing velocity, and rental affordability. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates, and the Company’s calculation of financial occupancy may not be comparable to financial occupancy disclosed by other REITs.

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

The regional breakdown of the Company’s 2024 Same-Property portfolio for financial occupancy for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
Southern California	95.8%	96.3%
Northern California	96.3%	96.5%
Seattle Metro	96.7%	96.6%

The following table provides a breakdown of property revenue amounts, including the revenues attributable to 2024 Same-Properties ($ in thousands):

	Number of Apartment Homes	Year Ended December 31,		Dollar Change	Percentage Change
		2024	2023
2024 Same-Properties:
Southern California	21,573	$697,394	$670,475	$26,919	4.0%
Northern California	18,273	648,843	632,440	16,403	2.6%
Seattle Metro	10,341	290,294	282,092	8,202	2.9%
Total 2024 Same-Property Revenues	50,187	1,636,531	1,585,007	51,524	3.3%
2024 Non-Same Property Revenues		127,654	73,257	54,397	74.3%
Total Property Revenues		$1,764,185	$1,658,264	$105,921	6.4%

2024 Same-Property Revenues increased by $51.5 million or 3.3%. The increase was primarily attributable to increases of 1.9% in average rental rates from $2,605 for 2023 to $2,655 for 2024, 0.8% in other property income, and 0.9% from a decrease in delinquencies, partially offset by a decrease of 0.4% in occupancy.

2024 Non-Same Property Revenues increased by $54.4 million or 74.3% to $127.7 million in 2024 compared to $73.3 million in 2023. The increase was primarily due to acquisitions of Hacienda at Camarillo Oaks in 2023, as well as the acquisitions of ARLO Mountain View, Maxwell Sunnyvale, and Beaumont, and the acquisition of the Company’s joint venture partner’s interests in the BEXAEW and BEX II portfolios, Patina at Midtown, and Century Towers in 2024. The increases were partially offset by the sale of Hillsdale Garden in 2024.

Property operating expenses, excluding real estate taxes increased by $26.4 million or 8.8% to $326.1 million in 2024 compared to $299.7 million in 2023, primarily due to increases of $10.6 million in utilities expenses, $7.8 million in administrative expenses, $7.3 million in personnel costs, and $0.7 million in maintenance and repairs expenses. 2024 Same-Property operating expenses, excluding real estate taxes, increased by $19.5 million or 6.7% to $308.8 million in 2024 compared to $289.3 million in 2023, primarily due to increases of $7.5 million in utilities expenses, $6.9 million in insurance and other expenses, $4.5 million in personnel costs, and $1.3 million in administrative expenses, offset by a decrease of $0.7 million in maintenance and repairs expenses.

Real estate taxes increased by $7.6 million or 4.1% to $193.4 million in 2024 compared to $185.8 million in 2023, primarily due to increases in tax rates in California and the Seattle Metro region and due to the purchase of Hacienda at Camarillo Oaks in 2023 and acquisitions in 2024. 2024 Same-Property real estate taxes increased by $3.4 million or 1.9% to $179.8 million in 2024 compared to $176.4 million in 2023 primarily due to increases in tax rates in California and the Seattle Metro region.

Depreciation and amortization expense increased by $31.8 million or 5.8% to $580.2 million in 2024 compared to $548.4 million in 2023, primarily due to acquisitions in 2023 and 2024. These increases were offset by the sale of CBC and The Sweeps in 2023 and Hillsdale Garden in 2024.

Gain on sale of real estate and land of $175.6 million in 2024 was attributable to the sale of Hillsdale Garden in 2024.

Interest expense increased by $22.6 million or 10.6% to $235.5 million in 2024 compared to $212.9 million in 2023, primarily due to the issuance of $550.0 million senior unsecured notes in 2024 which resulted in an increase in interest expense of $20.1 million. The increase was also due to borrowing on the $300.0 million unsecured term loan in April 2023, the $298.0 million of 10-year secured loans closed in July 2023, and increased borrowing on the Company’s unsecured lines of credit in 2024 resulting in a $16.2 million increase in interest expense. Additionally, there was a $0.6 million decrease in capitalized interest in 2024, due to a decrease in development activity as compared to the same period in 2023. These increases in interest expense were partially offset by regular principal payments and various debts that matured or were paid off, primarily due to the pay off of the $300.0 million of senior unsecured notes due May 1, 2023 and $400.0 million of senior unsecured notes due May 1, 2024 during and after 2023, which resulted in a decrease in interest expense of $14.3 million for 2024.

Interest and other income increased by $34.7 million or 74.9% to $81.0 million in 2024 compared to $46.3 million in 2023, primarily due to increases of $34.8 million in legal settlements and $1.3 million in interest income, offset by a decrease of $1.7 million in realized and unrealized gains on marketable securities.

Equity income from co-investments increased by $37.6 million or 354.7% to $48.2 million in 2024 compared to $10.6 million in 2023, primarily due to a decrease of $30.0 million in impairment losses from unconsolidated co-investments, increases of $8.7 million in equity income from non-core co-investments, $1.5 million in co-investment promote income, and a decrease of $4.8 million in equity loss from co-investments. These increases were offset by a decrease of $6.5 million in income from preferred equity investments, including income from early redemption of preferred equity investments.

Gain on remeasurement of co-investments of $210.6 million resulted from the Company's acquisition of its joint venture partner's interests in the BEXAEW and BEX II portfolios, Patina at Midtown and Century Towers.

Comparison of Year Ended December 31, 2023 to the Year Ended December 31, 2022

For the comparison of the years ended December 31, 2023 and December 31, 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 23, 2024 under the subheading “Comparison of Year Ended December 31, 2023 to the Year Ended December 31, 2022.”

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for the periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash flow provided by (used in):
Operating activities	$1,068,305	$980,064	$975,649
Investing activities	$(973,051)	$(145,140)	$145,958
Financing activities	$(419,742)	$(477,271)	$(1,137,564)

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

As of December 31, 2024, Essex owned a 96.5% general partner interest and the limited partners owned the remaining 3.5% interest in the Operating Partnership.

The liquidity of Essex is dependent on the Operating Partnership’s ability to make sufficient distributions to Essex. The primary cash requirement of Essex is its payment of dividends to its stockholders. Essex also guarantees some of the Operating Partnership’s debt, as discussed further in Note 7, “Unsecured Debt”, and Note 8, “Mortgage Notes Payable”, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger Essex’s guarantee obligations, then Essex will be required to fulfill its cash payment commitments under such guarantees. However, Essex’s only significant asset is its investment in the Operating Partnership.

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

As of December 31, 2024, the Company had $66.8 million of unrestricted cash and cash equivalents and $69.8 million in marketable securities, all of which were equity securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during 2025. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2024, Moody’s Investor Service and Standard and Poor’s (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

As of December 31, 2024, the Company had $5.2 billion of fixed rate public bonds outstanding at an average interest rate of 3.4% with maturity dates ranging from 2025 to 2050.

As of December 31, 2024, the Company’s mortgage notes payable totaled $989.9 million, net of unamortized premiums and debt issuance costs, which consisted of $674.1 million in fixed rate debt at an average interest rate of 4.3% with maturity dates ranging from 2025 to 2033 and $315.8 million of variable rate debt at an average interest rate of 4.2% with maturity dates ranging from 2026 to 2046. A total of $220.8 million of variable rate debt is tax-exempt demand notes which are subject to total return swaps and $95.0 million of variable rate mortgage notes payable has an interest rate swap that effectively converts $47.5 million to an all-in fixed rate of 2.83%.

As of December 31, 2024, the Company had two unsecured lines of credit aggregating $1.28 billion, including a $1.2 billion unsecured line of credit and a $75.0 million working capital unsecured line of credit. As of December 31, 2024, there was $75.0 million outstanding on the $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company’s sustainability metric adjustment feature, and was at the Adjusted SOFR plus 0.765% as of December 31, 2024. This facility is scheduled to mature in January 2029, with two six-month extensions, exercisable at the Company’s option. As of December 31, 2024, there was $62.9 million outstanding on the Company’s $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company’s sustainability metric adjustment feature, and was at the Adjusted SOFR plus 0.765% as of December 31, 2024. This facility is scheduled to mature in July 2026.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2024 and 2023.

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

The Company has four total return swap contracts, with an aggregate notional amount of $220.8 million, that effectively converts $220.8 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company’s option to call the mortgage notes at par can be exercised. The Company can currently call all four of the total return swaps, with $220.8 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting. The aggregate carrying and fair value of the total return swaps was zero at both December 31, 2024 and 2023.

As of December 31, 2024 and 2023 the aggregate carrying value of the interest rate swap contracts are an asset of $5.5 million and $4.3 million, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

The Company had no interest rate cap agreements as of December 31, 2024 and 2023, respectively.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was zero for the years ended December 31, 2024, 2023 and 2022.

Issuance of Common Stock

In August 2024, the Company entered into the 2024 ATM Program. In connection with the 2024 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company's discretion, it may sell shares of its common stock under the 2024 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date.

The 2024 ATM Program replaced the 2021 ATM Program, which was terminated upon the establishment of the 2024 ATM Program. For the years ended December 31, 2024, 2023 and 2022, the Company did not sell any shares of common stock through the 2024 ATM Program nor 2021 ATM Program. As of December 31, 2024, there were no outstanding forward purchase agreements, and $900.0 million of shares of common stock remained available to be sold under the 2024 ATM Program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2024, non-revenue generating capital expenditures averaged approximately $2,109 per apartment home. These expenditures do not include expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred due to changes in government regulations that the Company would not have incurred otherwise, retail, furniture and fixtures, or expenditures for which the Company has been reimbursed or expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. The Company may also acquire land for future development purposes or sale. As of December 31, 2024, the Company’s development and predevelopment pipeline was comprised of various consolidated predevelopment projects, with total incurred costs of $52.7 million.

The Company expects to fund the development and predevelopment communities by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2024, the Company had an interest in 7,694 apartment homes in operating communities with joint ventures and technology co-investments for a total book value of $379.5 million.

Real Estate and Other Commitments

The following table summarizes the Company’s unfunded real estate and other future commitments as of December 31, 2024 ($ in thousands):

	Number of Properties	Investment	Remaining Commitment
Joint ventures :
Preferred equity investments	1	$85,000	$35,000
Non-core co-investments	—	86,000	34,465
		$171,000	$69,465

As of December 31, 2024, the Company had operating lease commitments of $125.1 million for ground, building and garage leases with maturity dates ranging from 2025 to 2083. $6.4 million of these commitments are due within the next twelve months.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities) and five co-investments as of December 31, 2024. As of December 31, 2023, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities) and six co-investments. The Company consolidates these entities because it is deemed the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $893.0 million and $319.1 million, respectively, as of December 31, 2024, and $956.7 million and $324.5 million, respectively, as of December 31, 2023. Noncontrolling interests in these entities were $105.1 million and $121.1 million as of December 31, 2024 and 2023, respectively. The Company’s financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2024, the Company was not deemed to be the primary beneficiary of any other VIEs.

Critical Accounting Estimates

The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The Company’s critical accounting estimates relate principally to the following key areas: (i) accounting for the acquisition of investments in real estate; and (ii) evaluation of events and changes in circumstances indicating that the carrying value of any of the Company’s rental properties may not be recoverable.

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

The Company periodically assesses its real estate investments for events or changes in circumstances that indicate the carrying value may not be recoverable. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance for operating properties including the net operating income for the most recent

12 month period, monitoring estimated costs for properties under development, the Company’s ability to hold and its intent with regard to each asset, and each property’s remaining useful life. Although each of these may result in an impairment indicator, the shortening of an expected holding period due to the potential sale of a property is the most likely impairment indicator. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Changes in operating and market conditions may result in a change of our intent to hold the property through the end of its useful life and may impact the assumptions utilized to determine the future cash flows of the real estate investment.

The Company bases its accounting estimates on historical experience, current market conditions and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates made by management and those estimates could be different under different assumptions or conditions.

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

FFO and Core FFO are not meant to represent a comprehensive system of financial reporting and do not present, nor do they intend to present, a complete picture of the Company’s financial condition and operating performance. The Company believes that net income computed under U.S. GAAP is the primary measure of performance and that FFO and Core FFO are only meaningful when they are used in conjunction with net income.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the periods presented ($ in thousands, except per share amounts).

	Year Ended December 31,
	2024	2023	2022
Net income available to common stockholders	$741,522	$405,825	$408,315
Adjustments:
Depreciation and amortization	580,220	548,438	539,319
Gains not included in FFO	(386,138)	(59,238)	(111,839)
Casualty loss	—	433	—
Impairment loss from unconsolidated co-investments	3,726	33,700	2,105
Depreciation and amortization from unconsolidated co-investments	66,943	71,745	72,585
Noncontrolling interest related to Operating Partnership units	26,414	14,284	14,297
Depreciation attributable to third party ownership and other (1)	31,191	(1,474)	(1,421)
Funds from operations attributable to common stockholders and unitholders	$1,063,878	$1,013,713	$923,361
FFO per share-diluted	$15.99	$15.24	$13.70
Non-core items:
Expensed acquisition and investment related costs	$72	$595	$2,132
Tax (benefit) expense on unconsolidated co-investments (2)	(929)	697	(10,236)
Realized and unrealized (gains) losses on marketable securities, net	(8,347)	(10,006)	45,547
Provision for credit losses	(179)	70	(381)
Equity (income) loss from non-core co-investments (3)	(10,344)	(1,685)	38,045
Loss on early retirement of debt, net	—	—	2
Loss on early retirement of debt from unconsolidated co-investment	—	—	988
Co-investment promote income	(1,531)	—	(17,076)
Income from early redemption of preferred equity investments and notes receivable	—	(285)	(1,669)
General and administrative and other, net (4)	39,341	6,629	2,536
Insurance reimbursements, legal settlements, and other, net (5)	(43,794)	(9,821)	(5,392)
Core funds from operations attributable to common stockholders and unitholders	$1,038,167	$999,907	$977,857
Core FFO per share-diluted	$15.60	$15.03	$14.51
Weighted average number of shares outstanding, diluted (6)	66,533,908	66,514,456	67,374,526

(1)The Company consolidates certain co-investments. The noncontrolling interest’s share of net operating income in these investments for the years ended December 31, 2024, 2023 and 2022 were $2.9 million, $3.3 million, and $3.3 million, respectively. For the year ended December 31, 2024, the amount includes $32.4 million of gain on sale attributable to noncontrolling interest.
(2)Represents tax related to net unrealized gains or losses on technology co-investments.
(3)Represents the Company’s share of co-investment income or loss from technology co-investments.
(4)Includes political advocacy costs of $33.3 million, $4.1 million, and $1.9 million for the years ended December 31, 2024, 2023 and 2022 respectively.
(5)Includes legal settlement gains of $42.5 million, $7.7 million, and $4.2 million for the for the years ended December 31, 2024, 2023 and 2022 respectively.
(6)Assumes conversion of all outstanding OP Units into shares of the Company’s common stock and excludes DownREIT limited partnership units.

Net Operating Income

Net operating income (“NOI”) and Same-Property NOI are considered by management to be important supplemental performance measures to earnings from operations included in the Company’s consolidated statements of income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. The Company defines Same-Property NOI as Same-Property revenues less Same-Property operating expenses, including property taxes. Please see the reconciliation of earnings from operations to NOI and Same-Property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Earnings from operations	$703,095	$584,342	$595,229
Adjustments:
Corporate-level property management expenses	48,218	45,872	40,704
Depreciation and amortization	580,220	548,438	539,319
Management and other fees from affiliates	(10,265)	(11,131)	(11,139)
General and administrative	98,902	63,474	56,577
Expensed acquisition and investment related costs	72	595	2,132
Casualty loss	—	433	—
Gain on sale of real estate and land	(175,583)	(59,238)	(94,416)
NOI	1,244,659	1,172,785	1,128,406
Less: Non Same-Property NOI	(96,666)	(53,485)	(59,321)
Same-Property NOI	$1,147,993	$1,119,300	$1,069,085

Forward-Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as “expects,” “assumes,” “anticipates,” “may,” “will,” “intends,” “plans,” “projects,” “believes,” “seeks,” “future,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding expected operating performance and results (including projected Same-Property revenues and expenses), qualification as a REIT under the Internal Revenue Code of 1986, as amended, property stabilizations, property acquisition and disposition activity, joint venture and co-investment activity, development and redevelopment activity and other capital expenditures, capital raising and financing activity, revenue and expense growth, financial occupancy, interest rate and other economic expectations, included projected new housing supply.

While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the short and long-term impact of the January 2025 California wildfires, including in relation to regulation, insurance, tenant demand and other factors; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts; geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; the Company’s inability to maintain its investment grade credit rating with the rating agencies; the Company may be unsuccessful in the management of its relationships with its co-investment partners; the Company may fail to achieve its business objectives; time of actual completion and/or stabilization of development and redevelopment projects; estimates of future income from an acquired property may prove to be inaccurate; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations and the anticipated or actual impact of future changes in laws or regulations; unexpected difficulties in leasing of future development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2024, the Company had two interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on the Company’s $300.0 million unsecured term loan and $47.5 million of variable rate mortgage notes payable. The Company’s interest rate swap was designated as a cash flow hedge as of December 31, 2024. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of December 31, 2024. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2024 ($ in thousands).

	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$347,500	2026	$5,467	$8,185	$2,732
Total cash flow hedges	$347,500	2026	$5,467	$8,185	$2.732

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $220.8 million that effectively convert $220.8 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and have a carrying value of zero as of December 31, 2024. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated the fair value of the Company’s $5.9 billion of fixed rate debt as of December 31, 2024, to be $5.5 billion. Management has estimated the fair value of the Company’s $754.7 million of variable rate debt as of December 31, 2024, to be $749.4 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair value
Fixed rate debt	$643,035	$548,291	$419,558	$517,000	$500,000	$3,248,000	$5,875,884	$5,489,008
Average interest rate	3.5%	3.5%	3.8%	2.2%	4.1%	3.5%
Variable rate debt (1)	$1,019	$159,059	$384,397	$1,332	$76,456	$132,481	$754,744	$749,386
Average interest rate	4.2%	4.9%	4.1%	4.2%	5.7%	4.2%

(1)$220.8 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of December 31, 2024. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2024, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, Essex’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2024. In making this assessment, Essex’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Essex’s management has concluded that, as of December 31, 2024, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, Essex’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Essex Portfolio, L.P.

As of December 31, 2024, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2024, its internal control over financial reporting was effective based on these criteria.

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, the Operating Partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
Except as described below, during the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

On November 18, 2024, Amal Johnson, a director, modified a previously adopted “Rule 10b5-1 trading arrangement”, as such item is defined in Item 408(a) of Regulation S-K, that provides for the potential exercise of stock options and associated sale of up to 15,258 shares of common stock. The plan had an initial adoption date of February 8, 2024 and will expire on November 20, 2026, subject to early termination for certain specified events as set forth in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the heading “Board and Corporate Governance Matters,” to be filed with the SEC within 120 days of December 31, 2024. The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the headings “Named Executive Officer Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the heading “Certain Relationships and Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the headings “Report of the Audit Committee” and “Fees Paid to KPMG LLP,” to be filed with the SEC within 120 days of December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)	F-1

Consolidated Balance Sheets: As of December 31, 2024 and 2023	F-6

Consolidated Statements of Income: Years ended December 31, 2024, 2023 and 2022	F-7

Consolidated Statements of Comprehensive Income: Years ended December 31, 2024, 2023 and 2022	F-8

Consolidated Statements of Equity: Years ended December 31, 2024, 2023 and 2022	F-9

Consolidated Statements of Cash Flows: Years ended December 31, 2024, 2023 and 2022	F-11

Notes to Consolidated Financial Statements	F-20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets: As of December 31, 2024 and 2023	F-13

Consolidated Statements of Income: Years ended December 31, 2024, 2023 and 2022	F-14

Consolidated Statements of Comprehensive Income: Years ended December 31, 2024, 2023 and 2022	F-15

Consolidated Statements of Capital: Years ended December 31, 2024, 2023 and 2022	F-16

Consolidated Statements of Cash Flows: Years ended December 31, 2024, 2023 and 2022	F-18

Notes to Consolidated Financial Statements	F-20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024	F-56

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of events or changes in circumstances that indicate rental properties may not be recoverable

As discussed in Note 2(d) to the consolidated financial statements, the Company evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying value of any of the rental properties may not be recoverable. The evaluation of impairment indicators includes an assessment of the Company’s ability to hold and its intent with regard to each asset, and each property’s remaining useful life. As of December 31, 2024, the Company had $11.4 billion in rental properties.

We identified the assessment of events or changes in circumstances that indicate the carrying value of rental properties may not be recoverable as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate the Company’s estimated holding period of rental properties. Changes to shorten the holding period the Company expects to receive cash flows from rental properties could have had a significant impact on the determination of impairment indicators.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control over the Company’s process to estimate the holding period for rental properties. We assessed management’s assumptions and the likelihood that a rental property will be sold significantly before the end of its previously estimated useful life or holding period. We assessed the Company’s intent and ability to hold each rental property by examining documents to assess the Company’s plans, if any, to dispose of individual rental properties significantly before the end of its previously estimated useful life or holding period. We inquired of Company officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual rental properties, and discussed the Company’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

San Francisco, California
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Essex Property Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Partners of Essex Portfolio, L.P. and the Board of Directors of Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of events or changes in circumstances that indicate rental properties may not be recoverable

As discussed in Note 2(d) to the consolidated financial statements, the Operating Partnership evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying value of any of the rental properties may not be recoverable. The evaluation of impairment indicators includes an assessment of the Operating Partnership’s ability to hold and its intent with regard to each asset, and each property’s remaining useful life. As of December 31, 2024, the Operating Partnership had $11.4 billion in rental properties.

We identified the assessment of events or changes in circumstances that indicate the carrying value of rental properties may not be recoverable as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate the Operating Partnership’s estimated holding period of rental properties. Changes to shorten the holding period the Operating Partnership expects to receive cash flows from rental properties could have had a significant impact on the determination of impairment indicators.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control over the Operating Partnership’s process to estimate the holding period for rental properties. We assessed management’s assumptions and the likelihood that a rental property will be sold significantly before the end of its previously estimated useful life or holding period. We assessed the Operating Partnership’s intent and ability to hold each rental property by examining documents to assess the Operating Partnership’s plans, if any, to dispose of individual rental properties significantly before the end of its previously estimated useful life or holding period. We inquired of Operating Partnership officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual rental properties, and discussed the Operating Partnership’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities.

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2013.

San Francisco, California
February 21, 2025

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
(In thousands, except parenthetical and share amounts)

	2024	2023
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,246,789	$3,036,912
Buildings and improvements	14,342,729	13,098,311
	17,589,518	16,135,223
Less: accumulated depreciation	(6,150,618)	(5,664,931)
	11,438,900	10,470,292
Real estate under development	52,682	23,724
Co-investments	935,014	1,061,733
	12,426,596	11,555,749
Cash and cash equivalents-unrestricted	66,795	391,749
Cash and cash equivalents-restricted	9,051	8,585
Marketable securities	69,794	87,795
Notes and other receivables, net of allowance for credit losses of $0.5 million and $0.7 million as of December 31, 2024 and December 31, 2023, respectively	206,706	174,621
Operating lease right-of-use assets	51,556	63,757
Prepaid expenses and other assets	96,861	79,171
Total assets	$12,927,359	$12,361,427
LIABILITIES AND EQUITY
Unsecured debt, net	$5,473,788	$5,318,531
Mortgage notes payable, net	989,884	887,204
Lines of credit	137,945	—
Accounts payable and accrued liabilities	212,747	176,401
Construction payable	14,347	20,659
Dividends payable	165,443	155,695
Distributions in excess of investments in co-investments	79,273	65,488
Operating lease liabilities	52,473	65,091
Other liabilities	50,220	46,175
Total liabilities	7,176,120	6,735,244
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	30,849	32,205
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,280,466 and 64,203,497 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,668,047	6,656,720
Distributions in excess of accumulated earnings	(1,155,662)	(1,267,536)
Accumulated other comprehensive income, net	24,655	33,556
Total stockholders’ equity	5,537,046	5,422,746
Noncontrolling interest	183,344	171,232
Total equity	5,720,390	5,593,978
Total liabilities and equity	$12,927,359	$12,361,427

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share amounts)

	2024	2023	2022
Revenues:
Rental and other property	$1,764,185	$1,658,264	$1,595,675
Management and other fees from affiliates	10,265	11,131	11,139
	1,774,450	1,669,395	1,606,814
Expenses:
Property operating, excluding real estate taxes	326,113	299,672	283,351
Real estate taxes	193,413	185,807	183,918
Corporate-level property management expenses	48,218	45,872	40,704
Depreciation and amortization	580,220	548,438	539,319
General and administrative	98,902	63,474	56,577
Expensed acquisition and investment related costs	72	595	2,132
Casualty loss	—	433	—
	1,246,938	1,144,291	1,106,001
Gain on sale of real estate and land	175,583	59,238	94,416
Earnings from operations	703,095	584,342	595,229
Interest expense	(235,529)	(212,905)	(204,798)
Total return swap income	3,099	3,148	7,907
Interest and other income (loss)	80,951	46,259	(19,040)
Equity income from co-investments	48,206	10,561	26,030
Tax benefit (expense) on unconsolidated co-investments	929	(697)	10,236
Loss on early retirement of debt, net	—	—	(2)
Gain on remeasurement of co-investments	210,555	—	17,423
Net income	811,306	430,708	432,985
Net income attributable to noncontrolling interest	(69,784)	(24,883)	(24,670)
Net income available to common stockholders	$741,522	$405,825	$408,315
Per share data:
Basic:
Net income available to common stockholders	$11.55	$6.32	$6.27
Weighted average number of shares outstanding during the year	64,228,356	64,252,232	65,079,764
Diluted:
Net income available to common stockholders	$11.54	$6.32	$6.27
Weighted average number of shares outstanding during the year	64,251,234	64,253,385	65,098,186

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Net income	$811,306	$430,708	$432,985
Other comprehensive (loss) income:
Change in fair value of derivatives and amortization of swap settlements	(9,217)	(13,364)	54,158
Change in fair value of marketable debt securities, net	—	—	233
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	(577)
Total other comprehensive (loss) income	(9,217)	(13,364)	53,814
Comprehensive income	802,089	417,344	486,799
Comprehensive income attributable to noncontrolling interest	(69,468)	(24,429)	(26,466)
Comprehensive income attributable to controlling interest	$732,621	$392,915	$460,333

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2024, 2023 and 2022
(In thousands, except per share amounts)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Shares	Amount
Balances at December 31, 2021	65,248	$7	$6,915,981	$(916,833)	$(5,552)	$182,905	$6,176,508
Net income	—	—	—	408,315	—	24,670	432,985
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(557)	(20)	(577)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	52,351	1,807	54,158
Change in fair value of marketable debt securities, net	—	—	—	—	224	9	233
Issuance of common stock under:
Stock option and restricted stock plans, net	89	—	17,309	—	—	—	17,309
Sale of common stock, net	—	—	(314)	—	—	—	(314)
Equity based compensation costs	—	—	11,059	—	—	387	11,446
Retirement of common stock, net	(740)	(1)	(189,725)	—	—	—	(189,726)
Changes in the redemption value of redeemable noncontrolling interest	—	—	6,230	—	—	808	7,038
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(30,959)	(30,959)
Redemptions of noncontrolling interest	8	—	(10,464)	—	—	(988)	(11,452)
Common stock dividends ($8.80 per share)	—	—	—	(571,658)	—	—	(571,658)
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	405,825	—	24,883	430,708
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(12,910)	(454)	(13,364)
Issuance of common stock under:
Stock option and restricted stock plans, net	21	—	(3,825)	—	—	—	(3,825)
Sale of common stock, net	—	—	(347)	—	—	—	(347)
Equity based compensation costs	—	—	11,723	—	—	412	12,135
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,150)	—	—	95	(5,055)

Distributions to noncontrolling interest	—	—	—	—	—	(31,939)	(31,939)
Redemptions of noncontrolling interest	14	—	(100)	—	—	(509)	(609)
Common stock dividends ($9.24 per share)	—	—	—	(593,185)	—	—	(593,185)
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978
Net income	—	—	—	741,522	—	69,784	811,306
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(8,901)	(316)	(9,217)
Issuance of common stock under:
Stock option and restricted stock plans, net	70	—	9,096	—	—	—	9,096
Sale of common stock, net	—	—	(296)	—	—	—	(296)
Equity based compensation costs	—	—	7,408	—	—	263	7,671
Changes in the redemption value of redeemable noncontrolling interest	—	—	373	—	—	462	835
Issuance of OP units to noncontrolling interest	—	—	—	—	—	24,930	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(81,812)	(81,812)
Redemptions of noncontrolling interest	7	—	(5,254)	—	—	(1,199)	(6,453)
Common stock dividends ($9.80 per share)	—	—	—	(629,648)	—	—	(629,648)
Balances at December 31, 2024	64,280	$6	$6,668,047	$(1,155,662)	$24,655	$183,344	$5,720,390

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$811,306	$430,708	$432,985
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	34	2,773	3,330
Depreciation and amortization	580,220	548,438	539,319
Amortization of discount and debt financing costs, net	7,795	6,911	6,712
Realized and unrealized (gains) losses on marketable securities, net	(8,347)	(10,006)	45,547
Income from early redemption of notes receivable	—	—	(811)
Provision for credit losses	(179)	70	381
Equity income from co-investments	(48,206)	(10,561)	(26,030)
Operating distributions from co-investments	62,868	76,787	95,256
Accrued interest from notes and other receivables	(13,497)	(12,631)	(13,953)
Casualty loss	—	433	—
Gain on the sale of real estate and land	(175,583)	(59,238)	(94,416)
Equity-based compensation	7,158	8,031	7,206
Loss on early retirement of debt, net	—	—	2
Gain on remeasurement of co-investments	(210,555)	—	(17,423)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	32,007	(9,721)	5,183
Accounts payable, accrued liabilities, and operating lease liabilities	25,194	5,335	(17,266)
Other liabilities	(1,910)	2,735	9,627
Net cash provided by operating activities	1,068,305	980,064	975,649
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(940,440)	(25,098)	(21,870)
Redevelopment	(70,572)	(72,577)	(96,718)
Development acquisitions of and additions to development real estate	(2,874)	(7,872)	(27,713)
Capital expenditures on rental properties	(136,395)	(140,371)	(163,193)
Investments in notes receivable	(130,635)	(58,127)	(168,095)
Collections of notes and other receivables	33,504	—	412,006
Proceeds from insurance for property losses	2,299	3,431	4,325
Proceeds from dispositions of real estate	247,286	99,388	157,985
Contributions to co-investments	(34,073)	(37,405)	(163,188)
Changes in refundable deposits	(8,000)	10,200	(16,318)
Purchases of marketable securities	(1,002)	(20,780)	(18,109)
Sales and maturities of marketable securities	27,348	64,320	71,222
Non-operating distributions from co-investments	40,503	39,751	175,624
Net cash (used in) provided by investing activities	(973,051)	(145,140)	145,958
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	554,875	598,000	—

Payments on unsecured debt and mortgage notes	(403,108)	(302,429)	(64,542)
Proceeds from lines of credit	1,667,476	844,046	1,376,452
Repayments of lines of credit	(1,529,531)	(896,119)	(1,665,636)
Retirement of common stock	—	(95,657)	(189,726)
Additions to deferred charges	(9,568)	(1,736)	(2,638)
Net proceeds from issuance of common stock	(296)	(347)	(314)
Net proceeds from stock options exercised	12,313	—	19,525
Payments related to tax withholding for share-based compensation	(3,217)	(3,825)	(2,216)
Contributions from noncontrolling interest	—	—	125
Distributions to noncontrolling interest	(81,246)	(31,619)	(30,740)
Redemption of noncontrolling interest	(6,453)	(609)	(11,452)
Redemption of redeemable noncontrolling interest	(521)	—	(478)
Common stock dividends paid	(620,466)	(586,976)	(565,924)
Net cash used in financing activities	(419,742)	(477,271)	(1,137,564)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(324,488)	357,653	(15,957)
Unrestricted and restricted cash and cash equivalents at beginning of year	400,334	42,681	58,638
Unrestricted and restricted cash and cash equivalents at end of year	$75,846	$400,334	$42,681

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$223,220	$207,038	$198,323
Interest capitalized	$251	$823	$2,272
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,934	$6,962	$6,987

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units in connection with acquisition	$24,930	$—	$—
Redemption of preferred equity investments upon acquisition of co-investments	$44,670	$—	$—
Transfers between real estate under development and rental properties, net	$514	$1,497	$100,737
Transfer from real estate under development to co-investments	$707	$1,732	$2,276
Reclassifications to (from) redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$(835)	$5,055	$(7,038)
Debt assumed in connection with acquisition	$95,000	$—	$21,303
Debt financed by seller in connection with acquisition	$11,000	$—	$—

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
(In thousands, except parenthetical and unit amounts)

	2024	2023
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,246,789	$3,036,912
Buildings and improvements	14,342,729	13,098,311
	17,589,518	16,135,223
Less: accumulated depreciation	(6,150,618)	(5,664,931)
	11,438,900	10,470,292
Real estate under development	52,682	23,724
Co-investments	935,014	1,061,733
	12,426,596	11,555,749
Cash and cash equivalents-unrestricted	66,795	391,749
Cash and cash equivalents-restricted	9,051	8,585
Marketable securities	69,794	87,795
Notes and other receivables, net of allowance for credit losses of $0.5 million and $0.7 million as of December 31, 2024 and December 31, 2023, respectively	206,706	174,621
Operating lease right-of-use assets	51,556	63,757
Prepaid expenses and other assets	96,861	79,171
Total assets	$12,927,359	$12,361,427
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,473,788	$5,318,531
Mortgage notes payable, net	989,884	887,204
Lines of credit	137,945	—
Accounts payable and accrued liabilities	212,747	176,401
Construction payable	14,347	20,659
Distributions payable	165,443	155,695
Distributions in excess of investments in co-investments	79,273	65,488
Operating lease liabilities	52,473	65,091
Other liabilities	50,220	46,175
Total liabilities	7,176,120	6,735,244
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	30,849	32,205
Capital:
General Partner:
Common equity (64,280,466 and 64,203,497 units issued and outstanding, respectively)	5,512,391	5,389,190
	5,512,391	5,389,190
Limited Partners:
Common equity (2,331,251 and 2,258,812 units issued and outstanding, respectively)	73,418	44,991
Accumulated other comprehensive income	29,429	38,646
Total partners’ capital	5,615,238	5,472,827
Noncontrolling interest	105,152	121,151
Total capital	5,720,390	5,593,978
Total liabilities and capital	$12,927,359	$12,361,427

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2024, 2023 and 2022
(In thousands, except unit and per unit amounts)

	2024	2023	2022
Revenues:
Rental and other property	$1,764,185	$1,658,264	$1,595,675
Management and other fees from affiliates	10,265	11,131	11,139
	1,774,450	1,669,395	1,606,814
Expenses:
Property operating, excluding real estate taxes	326,113	299,672	283,351
Real estate taxes	193,413	185,807	183,918
Corporate-level property management expenses	48,218	45,872	40,704
Depreciation and amortization	580,220	548,438	539,319
General and administrative	98,902	63,474	56,577
Expensed acquisition and investment related costs	72	595	2,132
Casualty loss	—	433	—
	1,246,938	1,144,291	1,106,001
Gain on sale of real estate and land	175,583	59,238	94,416
Earnings from operations	703,095	584,342	595,229
Interest expense	(235,529)	(212,905)	(204,798)
Total return swap income	3,099	3,148	7,907
Interest and other income (loss)	80,951	46,259	(19,040)
Equity income from co-investments	48,206	10,561	26,030
Tax benefit (expense) on unconsolidated co-investments	929	(697)	10,236
Loss on early retirement of debt, net	—	—	(2)
Gain on remeasurement of co-investments	210,555	—	17,423
Net income	811,306	430,708	432,985
Net income attributable to noncontrolling interest	(43,370)	(10,599)	(10,373)
Net income available to common unitholders	$767,936	$420,109	$422,612
Per unit data:
Basic:
Net income available to common unitholders	$11.55	$6.32	$6.27
Weighted average number of common units outstanding during the year	66,511,030	66,513,303	67,356,105
Diluted:
Net income available to common unitholders	$11.54	$6.32	$6.27
Weighted average number of common units outstanding during the year	66,533,908	66,514,456	67,374,527

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Net income	$811,306	$430,708	$432,985
Other comprehensive (loss) income:
Change in fair value of derivatives and amortization of swap settlements	(9,217)	(13,364)	54,158
Change in fair value of marketable debt securities, net	—	—	233
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	(577)
Total other comprehensive (loss) income	(9,217)	(13,364)	53,814
Comprehensive income	802,089	417,344	486,799
Comprehensive income attributable to noncontrolling interest	(43,370)	(10,599)	(10,373)
Comprehensive income attributable to controlling interest	$758,719	$406,745	$476,426

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2024, 2023 and 2022
(In thousands, except per unit amounts)

					Accumulated other comprehensive income (loss), net
	General Partner		Limited Partners			Noncontrolling interest	Total
	Common Equity		Common Equity
	Units	Amount	Units	Amount
Balances at December 31, 2021	65,248	$5,999,155	2,282	$56,502	$(1,804)	$122,655	$6,176,508
Net income	—	408,315	—	14,297	—	10,373	432,985
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(577)	—	(577)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	54,158	—	54,158
Change in fair value of marketable debt securities, net	—	—	—	—	233	—	233
Issuance of common units under:
General partner’s stock based compensation, net	89	17,309	—	—	—	—	17,309
Sale of common stock by general partner, net	—	(314)	—	—	—	—	(314)
Equity based compensation costs	—	11,059	—	387	—	—	11,446
Retirement of common units, net	(740)	(189,726)	—	—	—	—	(189,726)
Changes in the redemption value of redeemable noncontrolling interest	—	6,230	—	386	—	422	7,038
Contributions from noncontrolling interest	—	—	—	—	—	125	125
Distributions to noncontrolling interest	—	—	—	—	—	(10,935)	(10,935)
Redemptions	8	(10,464)	(10)	(94)	—	(894)	(11,452)
Distributions declared ($8.80 per unit)	—	(571,658)	—	(20,024)	—	—	(591,682)
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	405,825	—	14,284	—	10,599	430,708
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(13,364)	—	(13,364)
Issuance of common stock under:
General partner’s stock based compensation, net	21	(3,825)	—	—	—	—	(3,825)
Sale of common stock by general partner, net	—	(347)	—	—	—	—	(347)
Equity based compensation costs	—	11,723	—	412	—	—	12,135
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	(5,150)	—	75	—	20	(5,055)

Distributions to noncontrolling interest	—	—	—	—	—	(11,060)	(11,060)
Redemptions	14	(100)	(13)	(355)	—	(154)	(609)
Distributions declared ($9.24 per unit)	—	(593,185)	—	(20,879)	—	—	(614,064)
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978
Net income	—	741,522	—	26,414	—	43,370	811,306
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(9,217)	—	(9,217)
Issuance of common stock under:
General partner’s stock based compensation, net	70	9,096	—	—	—	—	9,096
Sale of common stock by general partner, net	—	(296)	—	—	—	—	(296)
Equity based compensation costs	—	7,408	—	263	—	—	7,671
Changes in the redemption value of redeemable noncontrolling interest	—	373	—	99	—	363	835
Issuance of OP units to noncontrolling interest	—	—	82	24,930	—	—	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(59,317)	(59,317)
Redemptions	7	(5,254)	(10)	(784)	—	(415)	(6,453)
Distributions declared ($9.80 per unit)	—	(629,648)	—	(22,495)	—	—	(652,143)
Balances at December 31, 2024	64,280	$5,512,391	2,331	$73,418	$29,429	$105,152	$5,720,390

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$811,306	$430,708	$432,985
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	34	2,773	3,330
Depreciation and amortization	580,220	548,438	539,319
Amortization of discount and debt financing costs, net	7,795	6,911	6,712
Realized and unrealized (gains) losses on marketable securities, net	(8,347)	(10,006)	45,547
Income from early redemption of notes receivable	—	—	(811)
Provision for credit losses	(179)	70	381
Equity income from co-investments	(48,206)	(10,561)	(26,030)
Operating distributions from co-investments	62,868	76,787	95,256
Accrued interest from notes and other receivables	(13,497)	(12,631)	(13,953)
Casualty loss	—	433	—
Gain on the sale of real estate and land	(175,583)	(59,238)	(94,416)
Equity-based compensation	7,158	8,031	7,206
Loss on early retirement of debt, net	—	—	2
Gain on remeasurement of co-investments	(210,555)	—	(17,423)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	32,007	(9,721)	5,183
Accounts payable, accrued liabilities, and operating lease liabilities	25,194	5,335	(17,266)
Other liabilities	(1,910)	2,735	9,627
Net cash provided by operating activities	1,068,305	980,064	975,649
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(940,440)	(25,098)	(21,870)
Redevelopment	(70,572)	(72,577)	(96,718)
Development acquisitions of and additions to development real estate	(2,874)	(7,872)	(27,713)
Capital expenditures on rental properties	(136,395)	(140,371)	(163,193)
Investments in notes receivable	(130,635)	(58,127)	(168,095)
Collections of notes and other receivables	33,504	—	412,006
Proceeds from insurance for property losses	2,299	3,431	4,325
Proceeds from dispositions of real estate	247,286	99,388	157,985
Contributions to co-investments	(34,073)	(37,405)	(163,188)
Changes in refundable deposits	(8,000)	10,200	(16,318)
Purchases of marketable securities	(1,002)	(20,780)	(18,109)
Sales and maturities of marketable securities	27,348	64,320	71,222
Non-operating distributions from co-investments	40,503	39,751	175,624
Net cash (used in) provided by investing activities	(973,051)	(145,140)	145,958
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	554,875	598,000	—

Payments on unsecured debt and mortgage notes	(403,108)	(302,429)	(64,542)
Proceeds from lines of credit	1,667,476	844,046	1,376,452
Repayments of lines of credit	(1,529,531)	(896,119)	(1,665,636)
Retirement of common units	—	(95,657)	(189,726)
Additions to deferred charges	(9,568)	(1,736)	(2,638)
Net proceeds from issuance of common units	(296)	(347)	(314)
Net proceeds from stock options exercised	12,313	—	19,525
Payments related to tax withholding for share-based compensation	(3,217)	(3,825)	(2,216)
Contributions from noncontrolling interest	—	—	125
Distributions to noncontrolling interest	(56,582)	(8,558)	(8,450)
Redemption of noncontrolling interests	(6,453)	(609)	(11,452)
Redemption of redeemable noncontrolling interests	(521)	—	(478)
Common units distributions paid	(645,130)	(610,037)	(588,214)
Net cash used in financing activities	(419,742)	(477,271)	(1,137,564)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(324,488)	357,653	(15,957)
Unrestricted and restricted cash and cash equivalents at beginning of year	400,334	42,681	58,638
Unrestricted and restricted cash and cash equivalents at end of year	$75,846	$400,334	$42,681

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$223,220	$207,038	$198,323
Interest capitalized	$251	$823	$2,272
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,934	$6,962	$6,987

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units in connection with acquisition	$24,930	$—	$—
Redemption of preferred equity investments upon acquisition of co-investments	$44,670	$—	$—
Transfers between real estate under development and rental properties, net	$514	$1,497	$100,737
Transfer from real estate under development to co-investments	$707	$1,732	$2,276
Reclassifications to (from) redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$(835)	$5,055	$(7,038)
Debt assumed in connection with acquisition	$95,000	$—	$21,303
Debt financed by seller in connection with acquisition	$11,000	$—	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company). Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

Essex is the sole general partner of the Operating Partnership with a 96.5% general partner interest and the limited partners owned a 3.5% interest as of December 31, 2024. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,331,251 and 2,258,812 as of December 31, 2024 and 2023, respectively, and the redemption value of the OP Units, based on the closing price of the Company’s common stock, totaled $665.4 million and $560.0 million, as of December 31, 2024 and 2023, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2024, the Company owned or had ownership interests in 255 operating apartment communities, comprising 62,157 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, and two operating commercial buildings. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements and prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Noncontrolling interest includes the 3.5% and 3.4% limited partner interests in the Operating Partnership not held by the Company as of December 31, 2024 and 2023, respectively. These percentages include the Operating Partnership’s vested long-term incentive plan units (see Note 14, Equity Based Compensation Plans).

(b) Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. The Company adopted ASU 2023-07 effective January 1, 2024 using retrospective approach. The adoption of this guidance did not have a material impact on its consolidated financial statements and financial position.

(c) Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, the FASB issued ASU No. 2025-01 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires disaggregated information for specified categories of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, to be presented in certain expense captions on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. The new standards may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial position.

In August 2023, the FASB issued ASU No. 2023-05 “Business Combinations —Joint Venture Formations (Subtopic 805-60)” under which an entity that qualifies as a joint venture is required to apply a new basis of accounting upon the formation of the joint venture. The amendments in ASU 2023-05 require that a joint venture must initially measure its assets and liabilities at fair value on the formation date. ASU 2023-05 is effective for all joint ventures that are formed on or after January 1, 2025 and early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

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
December 31, 2024, 2023, and 2022

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

The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases was $7.7 million and $6.1 million as of December 31, 2024 and 2023, respectively, and are included in prepaid expenses and other assets on the Company’s consolidated balance sheets.

The Company periodically assesses the carrying value of its consolidated real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance compared to budget for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company’s ability to hold and its intent with regard to each asset, and each property’s remaining useful life. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be recoverable, the carrying amount is evaluated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and/or sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost or fair value less estimated costs to sell. As of December 31, 2024 and 2023, no properties were classified as held for sale. The Company did not record an impairment charge on any of its consolidated real estate investments for the years ended December 31, 2024, 2023 and 2022.

In the normal course of business, the Company will receive purchase offers for its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. The Company classifies real estate as “held for sale” when the Company has obtained necessary management approvals to sell a property and the sale of the property is expected to be completed within a year. Evaluating solicited or unsolicited offers generally does not cause properties to be classified as held for sale.

(e) Co-investments

The Company owns investments in joint ventures in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with U.S. GAAP. Therefore, the Company accounts for co-investments using the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings, less distributions received and the Company’s share of losses. The significant accounting policies of the Company’s co-investment entities are consistent with those of the Company in all material respects.

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the consolidated statement of income equal to the amount by which the fair value of the co-investment exceeds the Company’s carrying value of the co-investment. A majority of the co-investments, excluding most preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows ($ in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents - unrestricted	$66,795	$391,749	$33,295
Cash and cash equivalents - restricted	9,051	8,585	9,386
Total unrestricted and restricted cash and cash equivalents shown in the consolidated statements of cash flows	$75,846	$400,334	$42,681

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

(h) Marketable Securities

The Company reports its available for sale equity securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of both December 31, 2024 and 2023, less than $0.1 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represented investments measured at fair value, using net asset value as a practical expedient, and were not categorized in the fair value hierarchy.

Any realized and unrealized gains and losses in equity securities and interest income are included in interest and other income in the consolidated statements of income. There were no other-than-temporary impairment charges for the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024 and 2023, equity securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds.

As of December 31, 2024 and 2023, marketable securities consisted of the following ($ in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$2,645	$(67)	$2,578
Common stock, preferred stock, and stock funds	49,195	18,021	67,216
Total - Marketable securities	$51,840	$17,954	$69,794

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$26,460	$(1,584)	$24,876
Common stock, preferred stock, and stock funds	51,328	11,591	62,919
Total - Marketable securities	$77,788	$10,007	$87,795

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

The Company categorizes development project mezzanine loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as: current financial information, credit documentation, public information, and previous experience with the borrower. The Company initially analyzes each mezzanine loan individually to classify the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

credit risk of the loan. On a periodic basis the Company evaluates financial information on the project, its sponsors, and its guarantors and additionally performs site visits of the development projects associated with the mezzanine loans to confirm whether they are on budget and whether there are any delays in development that could impact the Company’s assessment of credit loss.

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

(j) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, employee compensation costs, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company’s development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs, inclusive of capitalized interest, as well as capitalized development and redevelopment fees totaled $20.2 million, $19.5 million and $20.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

(k) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements. Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability. The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities. The Company uses Level 2 inputs for its notes receivable, notes payable, and derivative balances. These inputs include interest rates for similar financial instruments. The Company’s valuation methodology for derivatives is described in Note 9, Derivative Instruments and Hedging Activities. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of December 31, 2024 and 2023, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.8 billion and $5.7 billion as of December 31, 2024 and 2023, respectively, was approximately $5.5 billion and $5.3 billion, respectively. Management has estimated that the fair value of the Company’s $752.3 million and $520.0 million of variable rate debt as of December 31, 2024 and 2023, respectively, was approximately $749.4 million and $519.0 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities,

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2024 and 2023 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of December 31, 2024 and 2023.

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

For derivatives not designated for accounting purposes as cash flow hedges, changes in fair value are recognized in earnings. The Company’s interest rate swap is considered a cash flow hedge.

(m) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than with respect to the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2024 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. A domestic taxable REIT subsidiary is subject to federal income tax as a regular C corporation. The taxable REIT subsidiaries are consolidated by the Company for financial reporting purposes. In general, the activities and tax related provisions, assets and liabilities are not material.
As a partnership, the Operating Partnership is not subject to federal or state income taxes, except that in order to maintain Essex’s compliance with REIT tax rules that are applicable to Essex, the Operating Partnership utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Operating Partnership for financial reporting purposes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

Cash dividends distributed for the years ended December 31, 2024, 2023 and 2022 related to common stock were classified for federal income tax purposes as follows:

	Year Ended December 31,
	2024	2023	2022
Common Stock
Ordinary income	98.19%	88.46%	80.17%
Capital gain	1.81%	8.32%	16.78%
Unrecaptured section 1250 capital gain	—%	3.22%	3.05%
	100.00%	100.00%	100.00%

(n) Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long-term incentive plan units (discussed in Note 14, Equity Based Compensation Plans) are being amortized over the expected service periods.

(o) Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands)

Change in fair value and amortization of swap settlements
Balance at December 31, 2023	$33,556
Other comprehensive loss before reclassification	(8,955)
Amounts reclassified from accumulated other comprehensive loss	54
Other comprehensive loss	(8,901)
Balance at December 31, 2024	$24,655

Essex Portfolio, L.P.
($ in thousands)

Change in fair value and amortization of swap settlements
Balance at December 31, 2023	$38,646
Other comprehensive loss before reclassification	(9,273)
Amounts reclassified from accumulated other comprehensive loss	56
Other comprehensive loss	(9,217)
Balance at December 31, 2024	$29,429

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense in the consolidated statements of income.

(p) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying consolidated balance sheets was $30.8 million and $32.2 million as of December 31, 2024 and 2023, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

The changes in the redemption value of redeemable noncontrolling interest for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Balance at January 1,	$32,205	$27,150	$34,666
Reclassifications due to change in redemption value and other	(835)	5,055	(7,038)
Redemptions	(521)	—	(478)
Balance at December 31,	$30,849	$32,205	$27,150

(q) Accounting Estimates

The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, its notes receivable, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

(r) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and five co-investments as of December 31, 2024. The Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and six co-investments as of December 31, 2023. The Company consolidated these entities because it was the primary beneficiary. The Company had no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $893.0 million and $319.1 million, respectively, as of December 31, 2024, and $956.7 million and $324.5 million, respectively, as of December 31, 2023. Noncontrolling interests in these entities were $105.1 million and $121.1 million as of December 31, 2024 and 2023, respectively. The Company’s financial risk in each VIE is limited to its equity investment in the VIE.

The DownREIT VIEs collectively own nine apartment communities in which the Company is the general partner or manager of the DownREIT entity, the Operating Partnership is a special limited partner or member, and the other limited partners or members were granted rights of redemption for their interests. Such limited partners or members can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company’s common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners or members receive distributions based on the Company’s current dividend rate multiplied by the number of units held. Total DownREIT units outstanding were 914,505 and 936,343 as of December 31, 2024 and 2023, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $261.0 million and $232.2 million, as of December 31, 2024 and 2023, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $30.8 million and $32.2 million as of December 31, 2024 and 2023, respectively. Of these amounts, $9.0 million and $12.1 million as of December 31, 2024 and 2023, respectively, represent units of limited partners’ or members’ interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner’s or members’ right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common stock was $96.9 million and $97.0 million as of December 31, 2024 and 2023, and are classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

As of December 31, 2024 and 2023, the Company was not deemed to be the primary beneficiary of any other VIEs and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(s) Government Assistance

The Employee Retention Credit, as originally enacted by the Coronavirus Aid, Relief and Economic Security Act in March 2020, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before January 1, 2021. The purpose of the Employee Retention Credit was to encourage employers to keep employees on their payroll, even if they were not working during the covered period because of the effects of the COVID-19 pandemic. In December 2020, the Employee Retention Credit was amended and extended by the Taxpayer Certainty and Disaster Tax Relief Act in which eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020 through June 30, 2021. The Company adopted a policy to recognize a receivable when earned and to offset the credit against related expenses. Accordingly, the Company recorded no Employee Retention Credit for the years ended December 31, 2024 and 2023, and $4.1 million for the year ended December 31, 2022, and is reflected in general and administrative expenses, property operating, excluding real estate taxes, expenses and equity income from co-investments in the consolidated statements of income.

(t) Gain Contingencies

Contingencies, commonly resulting from legal settlements, will periodically arise that may result in a gain. Gain contingencies are typically not recognized in the financial statements until all uncertainties related to the contingency have been resolved. In the case of legal settlements, the Company determines that all uncertainties have been resolved when cash or other consideration has been received by the Company. Gain contingencies resulting from legal settlements of $42.5 million, $7.7 million and $4.2 million were recognized for the years ended December 31, 2024, 2023 and 2022 respectively, and are included in interest and other income in the consolidated statements of income.

(3) Real Estate Investments

(a) Acquisitions of Real Estate Interests

The table below summarizes acquisition activity for the year ended December 31, 2024 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Contract Price at Pro Rata Share
BEXAEW Portfolio	CA and WA	1,480	100%	$252.0	(1)
Maxwell Sunnyvale	CA	75	100%	46.6	(2)
ARLO Mountain View	CA	164	100%	101.1
Patina at Midtown	CA	269	100%	58.4	(3)
Century Towers	CA	376	100%	86.8	(4)
BEX II Portfolio	CA	871	100%	168.4	(5)
Beaumont	WA	344	100%	136.1
Total acquisitions		3,579		$849.4

(1)In March 2024, the Company acquired its joint venture partner's 49.9% interest in the BEXAEW portfolio comprised of four communities for a total contract price of $505.0 million on a gross basis. Concurrent with the acquisition, the Company repaid $219.9 million of debt. The Company recorded $138.3 million as a gain on remeasurement of co-investments and $1.5 million promote income from co-investments in the consolidated statements of income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

(2)In April 2024, the Company accepted the third-party sponsor’s common equity interest affiliated with its $14.7 million preferred equity investment. The community was consolidated on the Company’s financial statements at a $46.6 million valuation.
(3)In July 2024, the Company acquired its joint venture partner's 49.9% common equity interest in Patina at Midtown for a total purchase price of $117.0 million on a gross basis. Concurrent with the acquisition, the Company repaid $95.0 million of debt and was fully redeemed on a preferred equity investment affiliated with the partnership. The Company recorded $2.2 million as a gain on remeasurement of co-investments in the consolidated statements of income.
(4)In September 2024, the Company acquired its joint venture partner's 50% common equity interest in Century Towers for a total purchase price of $173.5 million on a gross basis. As part of the acquisition, the Company issued 81,737 OP Units at an agreed upon price of $305 per unit. Concurrent with the acquisition, the Company repaid $110.5 million of debt and was fully redeemed on a preferred equity investment affiliated with the partnership. The Company recorded $29.4 million as a gain on remeasurement of co-investments in the consolidated statements of income.
(5)In October 2024, the Company acquired its joint venture partner’s 49.9% interest in the BEX II portfolio, comprised of four communities for a total contract price of $337.5 million on a gross basis. Concurrent with the acquisition, the Company assumed $95.0 million of debt. The Company recorded $40.6 million as a gain on remeasurement of co-investments in the consolidated statements of income.

The consolidated fair value of the acquisitions listed above was included on the Company’s consolidated balance sheets as follows: $231.6 million addition to land and land improvements, $1,178.0 million was included in buildings and improvements, $9.0 million addition to prepaid expenses and other assets, $26.3 million addition to real estate under development, and $106.0 million addition to mortgage notes payable. The fair value upon the acquisition of a controlling interest of a co-investment was determined using Level 2 inputs.

For the year ended December 31, 2023, the Company acquired an apartment community, Hacienda at Camarillo Oaks, consisting of 73 apartment homes for a total purchase price of $23.1 million. The consolidated fair value of the acquisition was included on the Company’s consolidated balance sheet as follows: $5.5 million addition to land and land improvements, $18.0 million addition to buildings and improvements, and a $0.1 million addition to prepaid expenses and other assets.

(b) Dispositions of Real Estate Interests

The table below summarizes the disposition activity for the year ended December 31, 2024 ($ in millions):

Property Name	Location	Apartment Homes	Sale Price at Pro Rata Share
Hillsdale Garden	CA	697	$205.7	(1)
Total dispositions		697	$205.7

(1)In October 2024, the Company sold its 81.5% interest in a consolidated co-investment, Hillsdale Garden, a 697-unit apartment home community, for a contract price of $252.4 million on a gross basis ($205.7 million at pro rata), resulting in a $175.6 million gain on sale of real estate and land in the consolidated statements of income.

For the year ended December 31, 2023, the Company sold an apartment community consisting of 239 apartment homes for $91.7 million, resulting in a gain on sale of $54.5 million. Additionally the Company sold land that had been held for future development, for $8.7 million and recognized a gain on sale of $4.7 million.

For the year ended December 31, 2022, the Company sold an apartment community consisting of 250 apartment homes for $160.0 million, resulting in a gain on sale of $94.4 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

(c) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment communities. Additionally, the Company has invested in five technology co-investments and as of December 31, 2024, the co-investment balance of these investments was $57.3 million and the aggregate commitment was $86.0 million.

As of December 31, 2023, the Company had five technology co-investments and the co-investment balance of these investments was $44.2 million and the aggregate commitment was $86.0 million.

The carrying values of the Company’s co-investments as of December 31, 2024 and 2023 was as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership Percentage (1)	December 31,
		2024	2023
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	54%	$147,232	$144,766
BEXAEW (3), BEX II (4), BEX IV and 500 Folsom	50%	146,142	224,119
Other (5) (6)	53%	86,089	68,493
Total operating and other co-investments, net		379,463	437,378
Total development co-investments	—%	—	14,605
Total preferred equity co-investments (includes related party investments of $48.1 million and $42.7 million as of December 31, 2024 and 2023, respectively. See Note 6, Related Party Transactions, for further discussion)		476,278	544,262
Total co-investments, net		$855,741	$996,245

(1)Weighted average Company ownership percentages are as of December 31, 2024.
(2)As of December 31, 2024 and 2023, the Company’s investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $77.2 million and $61.8 million, respectively, due to distributions received in excess of the Company’s investment.
(3)In March 2024, the Company acquired BEXAEW's 49.9% interest in four apartment communities consisting of 1,480 apartment homes.
(4)In October 2024, the Company acquired BEX II LLC's 49.9% interest in four communities totaling 871 apartment homes.
(5)In the third quarter of 2024, the Company acquired its joint venture partner's interest of 49.9% in Patina at Midtown comprising 269 apartment homes, followed by the acquisition of its joint venture partner's interest of 50% in Century Towers comprising 376 apartment homes.
(6)As of December 31, 2024 the Company’s investment in Expo was classified as a liability of $2.0 million due to distributions received in excess of the Company’s investment. As of December 31, 2023 the Company’s investments in Expo and Century Towers were classified as a liability of $3.7 million due to distributions received in excess of the Company’s investment. The weighted average Essex ownership percentage excludes the Company’s investments in non-core technology co-investments which are carried at fair value.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

The combined summarized financial information of co-investments was as follows ($ in thousands):

	December 31,
	2024	2023
Combined balance sheets: (1)
Rental properties and real estate under development	$4,094,826	$5,123,164
Other assets	277,420	279,237
Total assets	$4,372,246	$5,402,401
Debt	$3,001,303	$3,622,609
Other liabilities	235,111	317,208
Equity	1,135,832	1,462,584
Total liabilities and equity	$4,372,246	$5,402,401

	Year Ended December 31,
	2024	2023	2022
Combined statements of income: (1)
Property revenues	$390,850	$409,910	$373,074
Property operating expenses	(154,245)	(158,520)	(140,175)
Net operating income	236,605	251,390	232,899
Interest expense	(142,601)	(154,038)	(100,913)
General and administrative	(21,157)	(20,594)	(20,579)
Depreciation and amortization	(167,875)	(174,028)	(164,186)
Net loss	$(95,028)	$(97,270)	$(52,779)
Company’s share of net income (2)	$48,206	$10,561	$26,030

(1)Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2)Includes the Company’s share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $4.6 million, $7.6 million and $7.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Operating Co-investments

As of December 31, 2024 and 2023, the Company, through several co-investments, owned 7,694 and 10,425 apartment homes, respectively, in operating communities. The Company’s book value of these co-investments was $379.5 million and $437.4 million as of December 31, 2024 and 2023, respectively.

Predevelopment and Development Co-investments

As of December 31, 2024 the Company did not have any projects in unconsolidated predevelopment or development communities. As of December 31, 2023, the Company, through its co-investments, owned 264 apartment homes in predevelopment and development communities. The Company’s book value of these co-investments was $14.6 million as of December 31, 2023.

Preferred Equity Investments

As of December 31, 2024 and 2023, the Company held preferred equity investment interests in several joint ventures which own real estate. The Company’s book value of these preferred equity investments was $476.3 million and $544.3 million as of December 31, 2024 and 2023, respectively, and is included in the co-investments line in the accompanying consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

As of December 31, 2024, the Company had 19 preferred equity investments with total commitments of $399.4 million, of which $364.4 million had been funded, with maturities ranging from January 2025 to September 2032, and a weighted average rate of return on the outstanding balances of 9.0%.
The Company recorded a $3.7 million and $33.7 million impairment loss from unconsolidated co-investments for the years ended December 31, 2024 and 2023, respectively, as a result of an other-than-temporary decrease in the fair value of the underlying real estate investment and is included in the equity income from co-investments line in the accompanying consolidated statements of income. The valuation for the underlying real estate investment was estimated using an income approach valuation technique.
During 2024, the Company received cash proceeds of $58.8 million for the full redemption of two preferred equity investment and partial redemption of one preferred equity investments in joint ventures that hold properties located in Washington and California.
During 2023, the Company made commitments to fund $18.8 million of preferred equity investment in two real estate ventures and received cash proceeds of $72.3 million, including an early redemption fee of $0.3 million, for the full redemption of two preferred equity investments and partial redemption of two preferred equity investments in joint ventures that hold properties located in California.
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
(d) Real Estate under Development
The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2024, the Company’s development pipeline was comprised of various consolidated predevelopment projects, with total incurred costs of $52.7 million.

(4) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Rental income	$1,735,411	$1,636,070	$1,573,368
Other property	28,774	22,194	22,307
Management and other fees from affiliates	10,265	11,131	11,139
Total revenues	$1,774,450	$1,669,395	$1,606,814

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment for the periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Southern California	$744,004	$682,116	$646,252
Northern California	677,393	642,658	615,677
Seattle Metro	295,002	282,092	271,248
Other real estate assets (1)	47,786	51,398	62,498
Total rental and other property revenues	$1,764,185	$1,658,264	$1,595,675

(1)Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status for the periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Same-property (1)	$1,636,531	$1,585,007	$1,513,864
Acquisitions (2)	58,158	1,037	—
Redevelopment	6,519	6,232	5,765
Non-residential/other, net (3)	62,998	68,531	81,604
Straight line rent concession (4)	(21)	(2,543)	(5,558)
Total rental and other property revenues	$1,764,185	$1,658,264	$1,595,675

(1)Properties that have comparable stabilized results as of January 1, 2023 and are consolidated by the Company for the years ended December 31, 2024, 2023 and 2022. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
(2)Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2023.
(3)Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our redevelopment criteria, and two communities located in the California counties of Santa Barbara, and Santa Cruz, which the Company does not consider its core markets.
(4)Represents straight-line concessions for residential operating communities. Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.3 million and $1.0 million as of December 31, 2024 and 2023, respectively, and was included in accounts payable and accrued liabilities within the consolidated balance sheets. The amount of revenue recognized for the year ended December 31, 2024 that was included in the December 31, 2023 deferred revenue balance was $0.7 million, which was included in rental and other property revenue within the consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition accounting standard. As of December 31, 2024, the Company had $0.3 million of remaining performance obligations. The Company expects to recognize approximately 36% of these remaining performance obligations in 2025 and the remaining 64% through 2027.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

(5) Notes and Other Receivables

Notes and other receivables consisted of the following as of December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Note receivable, secured, bearing interest at 11.50%, due November 2024 (Originated November 2020)	$—	$37,582
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	60,538	50,146
Note receivable, secured, bearing interest at 12.00%, due January 2025 (Originated August 2022)	3,167	11,743
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	39,187	34,929
Receivable from preferred equity investment sponsor (1)	72,002	—
Other receivables from affiliates	5,646	6,111
Straight line rent receivables (2)	9,235	9,353
Other receivables	17,460	25,444
Allowance for credit losses	(529)	(687)
Total notes and other receivables	$206,706	$174,621

(1)     In the fourth quarter of 2024, the Company repaid a $72.0 million senior mortgage associated with a preferred equity investment in a stabilized apartment home community located in Oakland, CA and concurrently recorded a receivable from the sponsor of the investment, for which the Company did not accrue interest on. The Company subsequently issued a default notice and assumed full managerial control in January 2025. See Note 18, Subsequent Events, for additional details.
(2)     These amounts are receivables from lease concessions recorded on a straight-line basis for the Company’s operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured for the periods presented ($ in thousands):

	Mezzanine Loans	Bridge Loans	Total
Balance as of December 31, 2021	$671	$85	$756
Provision for credit losses	(337)	(85)	(422)
Balance as of December 31, 2022	$334	$—	$334
Provision for credit losses	353	—	353
Balance as of December 31, 2023	$687	$—	$687
Provision for credit losses	(158)	—	(158)
Balance as of December 31, 2024	$529	$—	$529

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

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

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. (“MMI”), a national brokerage firm listed on the New York Stock Exchange. For the years ended December 31, 2024, 2023 and 2022, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $11.1 million, $12.7 million, and $14.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.8 million, $1.8 million, and $3.0 million against general and administrative expenses for the years ended December 31, 2024, 2023 and 2022, respectively.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of December 31, 2024 and 2023, $5.6 million and $6.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the consolidated balance sheets.

In April 2024, the Company funded a $53.6 million related party bridge loan to BEX II in connection with the payoff of a mortgage associated with one of BEX II’s properties located in Southern California. The note receivable accrued interest at SOFR plus 1.50% and was scheduled to mature in September 2024. In September 2024, the maturity date of the loan was extended to October 2024 and settled following the purchase of the BEX II portfolio in October 2024.

In August 2022, the Company funded an $11.2 million preferred equity investment in an entity whose sponsor includes an affiliate of MMC. The entity owns three multifamily communities located in Azusa, CA. The investment accrues interest based on a 9.5% preferred return and is scheduled to mature in August 2027.

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
December 31, 2024, 2023, and 2022

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

In October 2018, the Company funded an $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268-unit apartment home community development located in Burlingame, CA. The investment initially accrued interest based on a 12.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. In April 2023, the investment’s maturity date was extended from April 2024 to May 2026 with the investment accruing interest based on an 11.0% preferred return. In April 2023, the Company received cash of $11.2 million for the partial redemption of this preferred equity investment.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of December 31, 2024, $11.0 million of this commitment was funded and the Company accrues interest based on a 9.0% preferred return. The remaining unfunded commitment of $2.0 million expired in November 2024.

(7) Unsecured Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

Unsecured debt consisted of the following as of December 31, 2024 and 2023 ($ in thousands):

			Weighted Average Maturity In Years as of December 31, 2024

	December 31,
	2024	2023
Term loan - variable rate, net (1)	$298,571	$298,552	2.8
Bonds public offering - fixed rate, net	5,175,217	5,019,979	7.0
Unsecured debt, net (2)	5,473,788	5,318,531
Lines of credit (3)	137,945	—	N/A
Total unsecured debt	$5,611,733	$5,318,531
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.4%	3.3%
Weighted average interest rate on variable rate term loan	4.2%	4.2%
Weighted average interest rate on lines of credit	5.7%	6.3%

(1)In October 2022, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85% with an original maturity date of October 2024 with three 12-month extension options, exercisable at the Company’s option. In September 2024, the Company exercised its first option, extending the maturity date to October 2025. This loan has been swapped to an all-in fixed rate of 4.2% and the swap has a termination date of October 2026. In April 2023, the Company drew down the $300.0 million unsecured term loan and in May 2023 used the proceeds to repay the Company’s $300.0 million unsecured notes due in May 2023.
(2)Includes unamortized premiums, net of discounts, of $0.1 million and unamortized discounts, net of premiums, of $6.1 million and unamortized debt issuance costs of $26.3 million and $25.3 million as of December 31, 2024 and 2023, respectively.
(3)Lines of credit, related to the Company’s two lines of unsecured credit aggregating $1.28 billion, excludes unamortized debt issuance costs of $6.2 million and $3.8 million as of December 31, 2024 and 2023, respectively. These debt issuance costs are included in prepaid expenses and other assets in the consolidated balance sheets. As of December 31, 2024, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted SOFR plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature, and a scheduled maturity of January 2029 with two six-month extension options, exercisable at the Company’s option. In September 2024, the scheduled maturity date was extended from January 2027 to January 2029. As of December 31, 2024, the Company’s $75.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature. Prior to its maturity in July 2024 the line of credit facility was amended such that the line’s capacity was increased from $35.0 million to $75.0 million and the scheduled maturity date was extended to July 2026.

In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum (the “2034 Notes”), which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of the principal amount. In May 2024, the Company repaid its $400.0 million unsecured notes, due May 1, 2024, at maturity. In August 2024, the Operating Partnership issued an additional $200.0 million of the 2034 Notes at a price of 102.871% of the principal amount, plus accrued interest from and including March 2024, up to, but excluding, the settlement date of August 21, 2024, with an effective yield of 5.110% per annum. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024, and 2023, the carrying value of the 2034 Notes, net of discount and debt issuance costs, was $549.8 million and zero, respectively.

In June 2021, the Operating Partnership issued $300.0 million of senior unsecured notes due on June 15, 2031 with a coupon rate of 2.550% per annum (the “June 2031 Notes”), which are payable on June 15 and December 15 of each year, beginning on December 15, 2021. The June 2031 Notes were offered to investors at a price of 99.367% of par value. The June 2031 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

proceeds of this offering to repay upcoming debt maturities, including to fund the redemption of $300.0 million aggregate principal amount (plus the make-whole amount and accrued and unpaid interest) of its outstanding 3.375% senior unsecured notes due January 2023, and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024, and 2023, the carrying value of the June 2031 Notes, net of discount and debt issuance costs, was $297.1 million and $296.7 million, respectively.

In March 2021, the Operating Partnership issued $450.0 million of senior unsecured notes due on March 1, 2028 with a coupon rate of 1.700% per annum (the “2028 Notes”), which are payable on March 1 and September 1 of each year, beginning on September 1, 2021. The 2028 Notes were offered to investors at a price of 99.423% of par value. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including all or a portion of certain unsecured term loans, and for general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024, and 2023, the carrying value of the 2028 Notes, net of discount and debt issuance costs, was $447.2 million and $446.3 million, respectively.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the “2032 Notes”), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB’s 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020. In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company’s unsecured credit facilities and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024, and 2023, the carrying value of the 2032 Notes, net of premiums and debt issuance costs, was $650.6 million and $650.7 million respectively.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “January 2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the January 2031 Notes, the “Notes”). The January 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the January 2031 Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning on March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including certain unsecured private placement notes, secured mortgage notes, and to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022, and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, the carrying value of the January 2031 Notes and 2050 Notes, net of discount and debt issuance costs was $296.7 million and $296.1 million, respectively as of December 31, 2024, and $296.1 million and $296.0 million, respectively as of December 31, 2023.

In August 2019, the Operating Partnership issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% per annum (the “2030 Notes”), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In October 2019, the Operating Partnership issued an additional $150.0 million of the 2030 notes at a price of 101.685% of the principal amount thereof. These additional notes have substantially identical terms as the 2030 Notes issued in August 2019. The Company used the net proceeds of these offerings to prepay, with no prepayment penalties, certain secured indebtedness

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024, and 2023, the carrying value of the 2030 Notes, net of discount and debt issuance costs, was $546.2 million and $545.5 million, respectively.

In February 2019, the Operating Partnership issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% per annum (the “2029 Notes”), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In March 2019, the Operating Partnership issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024, and 2023, the carrying value of the 2029 Notes, net of discount and debt issuance costs was $497.3 million and $496.7 million, respectively.

In March 2018, the Operating Partnership issued $300.0 million of senior unsecured notes due on March 15, 2048 with a coupon rate of 4.500% per annum and are payable on March 15 and September 15 of each year, beginning on September 15, 2018 (the “2048 Notes”). The 2048 Notes were offered to investors at a price of 99.591% of par value. The 2048 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024 and 2023, the carrying value of the 2048 Notes, net of discount and debt issuance costs was $296.4 million and $296.2 million, respectively.

In April 2017, the Operating Partnership issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the “2027 Notes”). The 2027 Notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024 and 2023, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $348.8 million and $348.3 million, respectively.

In April 2016, the Operating Partnership issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15 and October 15 of each year, beginning October 15, 2016 (the “2026 Notes”). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024 and 2023, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $449.1 million and $448.4 million, respectively.

In March 2015, the Operating Partnership issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1 and October 1 of each year, beginning October 1, 2015 (the “2025 Notes”). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024 and 2023, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $499.9 million and $499.3 million, respectively.

In April 2014, the Operating Partnership issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and were payable on May 1 and November 1 of each year, beginning November 1, 2014 (the “2024 Notes”). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes were general unsecured senior obligations of the Operating Partnership, ranked equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and were fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

included in the line “Bonds public offering-fixed rate” in the table above. These notes were paid off at maturity, and as of December 31, 2024, had no amount outstanding. As of December 31, 2023, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $399.8 million.

In April 2013, the Operating Partnership issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and were payable on May 1 and November 1 of each year, beginning November 1, 2013 (the “2023 Notes”). The 2023 Notes were offered to investors at a price of 99.152% of par value. The 2023 Notes were general unsecured senior obligations of the Operating Partnership, ranked equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and were fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above. These notes were paid off at maturity, and had no amount outstanding as of December 31, 2024 and 2023, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2024 and 2023 ($ in thousands):

	December 31,
Maturity	2024	2023	Coupon Rate
May 2024	$—	$400,000	3.875%
April 2025	500,000	500,000	3.500%
April 2026	450,000	450,000	3.375%
May 2027	350,000	350,000	3.625%
March 2028	450,000	450,000	1.700%
March 2029	500,000	500,000	4.000%
January 2030	550,000	550,000	3.000%
January 2031	300,000	300,000	1.650%
June 2031	300,000	300,000	2.550%
March 2032	650,000	650,000	2.650%
April 2034	550,000	—	5.500%
March 2048	300,000	300,000	4.500%
September 2050	300,000	300,000	2.650%
	$5,200,000	$5,050,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, as of December 31, 2024 were as follows ($ in thousands):

2025	$500,000
2026	450,000
2027	650,000
2028	450,000
2029	500,000
Thereafter	2,950,000
$5,500,000

As of December 31, 2024, the Company had two unsecured lines of credit aggregating $1.28 billion, including a $1.2 billion unsecured line of credit and a $75.0 million working capital unsecured line of credit.

As of December 31, 2024 and 2023, there was $75.0 million and no amount outstanding on the $1.2 billion unsecured line of credit, respectively. As of December 31, 2024 this credit facility had a scheduled maturity date of January 2029 with two six-month extension options, exercisable at the Company’s option. In September 2024, the scheduled maturity date was extended from January 2027 to January 2029. The underlying interest rate on the line is based on a tiered rate structure tied to the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature, and is at the Adjusted SOFR plus 0.765%.

As of December 31, 2024 and 2023, there was $62.9 million and no amount outstanding on the Company’s $75.0 million working capital unsecured line of credit, respectively. As of December 31, 2024, the line of credit facility had a scheduled maturity date of July 2026. Prior to its maturity in July 2024 the line of credit facility was amended such that the line’s capacity was increased from $35.0 million to $75.0 million and the scheduled maturity date was extended to July 2026. The underlying interest rate on this line is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature, and is at the Adjusted SOFR plus 0.765%.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2024 and 2023.

(8) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consisted of the following as of December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Fixed rate mortgage notes payable	$674,092	$665,711
Variable rate mortgage notes payable (1)	315,792	221,493
Total mortgage notes payable (2)	$989,884	$887,204
Number of properties securing mortgage notes	19	15
Remaining terms	1-22 years	1-23 years
Weighted average interest rate	4.2%	4.3%

The aggregate scheduled principal payments of mortgage notes payable as of December 31, 2024 were as follows ($ in thousands):

2025	$144,054
2026	194,405
2027	153,955
2028	68,332
2029	1,456
Thereafter	430,481
$992,683

(1)Variable rate mortgage notes payable, including $220.8 million in bonds that have been converted to variable rate through total return swap contracts, consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 4.2% as of December 2024 and 4.6% as of December 2023) including credit enhancement and underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Once the bonds have been repaid, the properties may no longer be obligated to comply with such tenant income criteria. Principal balances are due in full at various maturity dates from April 2026 through December 2046. The Company had no interest rate cap agreements as of December 31, 2024 and 2023, respectively.
(2)In October 2024, the Company assumed $95.0 million of variable rate secured loans as part of its acquisition of its joint venture partner’s interests in the BEX II portfolio. Includes total unamortized discount, net of premiums, of $0.2 million and total unamortized premiums, net of discount, of $0.5 million and reduced by unamortized debt issuance costs of $2.6 million and $3.1 million as of December 31, 2024 and 2023, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

For the Company’s mortgage notes payable as of December 31, 2024, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $3.5 million and $0.3 million, respectively. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the principal being prepaid multiplied by the difference between the interest rate of the mortgage note and the stated yield rate on a U.S. treasury security which generally has an equivalent remaining term as the mortgage note.

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

In October 2024, the Company acquired its joint venture partner’s interest in the BEX II portfolio and assumed $95.0 million of variable rate mortgage notes payable with one interest rate swap that effectively converts $47.5 million to an all-in fixed rate of 2.83%. This variable rate mortgage notes payable matures in April 2026 with one 12-month extension option, exercisable at the Company’s option and the swap has a termination date of March 2026. This derivative qualifies for hedge accounting.

In September 2022, the Company entered into one forward starting interest rate swap, with settlement payments commencing in May 2023, related to the $300.0 million unsecured term loan entered into in October 2022. In April 2023, the Company drew down the $300.0 million term loan priced at Adjusted SOFR plus 0.85%, which has been swapped to an all-in fixed rate of 4.2%. The term loan matures in October 2025 with two 12-month extension options, each exercisable at the Company’s option and the swap has a termination date of October 2026. This derivative qualifies for hedge accounting. As of December 31, 2024 and 2023, the Company had an outstanding balance on the unsecured term loan of $300.0 million.

As of December 31, 2024 and 2023, the aggregate carrying value of the interest rate swap contracts was an asset of $5.5 million and $4.3 million, respectively, included in prepaid expenses and other assets in the consolidated balance sheets.

The Company has four total return swap contracts, with an aggregate notional amount of $220.8 million that effectively convert mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) plus a spread. The Company can currently settle all four total return swaps with $220.8 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2024 and 2023, respectively. The Company’s total return swaps are scheduled to mature between December 2027 and December 2034. Realized gains of $3.1 million, $3.1 million, and $7.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, were reported in the consolidated statements of income as total return swap income.

(10) Lease Agreements - Company as Lessor

As of December 31, 2024, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, two commercial buildings, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months) while commercial lease terms typically range from 5 to 20 years. All such leases are classified as operating leases.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

At the end of the term of apartment home leases, unless the lessee decides to renew the lease with the Company at the offered rate or gives notice not to renew, the lease will be automatically renewed for a successive, like term up to a maximum of 12 months. Apartment home leases include an option to terminate the lease, however the lessee must pay the Company for expected or actual downtime to find a new tenant to lease the space or a lease-break fee specified in the lease agreement. Most commercial leases include options to renew, with the renewal periods extending the term of the lease for no greater than the same period of time as the original lease term. The initial option to renew for commercial leases will typically be based on a fixed price while any subsequent renewal options will generally be based on the current market rate at the time of the renewal. Certain commercial leases contain lease termination options that would require the lessee to pay termination fees based on the expected amount of time it would take the Company to re-lease the space.

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

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of December 31, 2024 is summarized as follows ($ in thousands):

Future Minimum Rent
2025	$853,544
2026	26,058
2027	16,788
2028	14,623
2029	11,766
Thereafter	15,826
$938,605

The Company accounts for operating lease (e.g., fixed payments including rent) and non-lease components (e.g., utility reimbursements and common-area maintenance costs) as a single combined lease component under ASC 842 “Leases” as the lease components are the predominant elements of the combined components.

(11) Lease Agreements - Company as Lessee

As of December 31, 2024, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties, and equipment. The Company has four office leases with lease expiration dates ranging from 2025 to 2026, and seven ground leases and the parking lease with lease expiration dates ranging from to 2027 to 2083. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

A majority of the Company’s ground leases and the parking lease are subject to changes in the Consumer Price Index (“CPI”). Furthermore, certain of the Company’s ground leases include rental payments based on a percentage of gross or net income. While lease liabilities are not remeasured as a result of changes in the CPI or percentage of gross or net income, such changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

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

As of December 31, 2024 and 2023, the Company had no material finance leases.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

Supplemental consolidated balance sheet information related to leases as of December 31, 2024 and 2023 was as follows ($ in thousands):

	December 31,
	2024	2023
Assets
Operating lease right-of-use assets	$51,556	$63,757
Total leased assets	$51,556	$63,757

Liabilities
Operating lease liabilities	$52,473	$65,091
Total lease liabilities	$52,473	$65,091

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$6,480	$6,789	$6,697
Variable lease cost	1,980	1,961	1,750
Short-term lease cost	183	186	204
Sublease income	(560)	(500)	(418)
Total lease cost	$8,083	$8,436	$8,233

A maturity analysis of lease liabilities as of December 31, 2024 is as follows ($ in thousands):

Operating Leases
2025	$6,408
2026	4,556
2027	2,942
2028	2,623
2029	2,609
Thereafter	105,932
Total lease payments	$125,070
Less: Imputed interest	(72,597)
Present value of lease liabilities	$52,473

Lease term and discount rate information for leases as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Weighted-average of remaining lease terms (years)
Operating Leases	41	40
Weighted-average of discount rates
Operating Leases	5.04%	5.03%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

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

(12) Equity Transactions

At-the-market Equity Program

In August 2024, the Company entered into a new equity distribution agreement pursuant to which the Company may, at its discretion, offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the “2024 ATM Program”). The Company may also enter into forward sales agreements of its common stock, set the price, and defer receipt of proceeds until a later date. The 2024 ATM Program replaced the prior equity distribution agreement entered into in September 2021 (the “2021 ATM Program”), which was terminated upon the establishment of the 2024 ATM Program.
For the years ended December 31, 2024 and 2023, the Company did not sell any shares of its common stock through either agreement. As of December 31, 2024 a total of $900.0 million of shares remain available to be sold.
Operating Partnership Units and Long-Term Incentive Plan (“LTIP”) Units

As of December 31, 2024 and 2023, the Operating Partnership had outstanding 2,263,756 and 2,161,175 OP Units respectively. As of December 31, 2024 and 2023 the Operating Partnership had 67,495 and 97,637 vested LTIP units respectively. The Operating Partnership’s general partner, Essex, owned 96.5% and 96.6% of the partnership interests in the Operating Partnership as of December 31, 2024 and 2023, respectively, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired OP Units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent interests in the Operating Partnership for services rendered or to be rendered by the LTIP unitholder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, LTIP units will be exchanged for an equal number of the OP Units.

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was $665.4 million and $560.0 million based on the closing price of Essex’s common stock as of December 31, 2024 and 2023, respectively.

In September 2024, as part of the acquisition of its joint venture partner’s 50% common equity interest in Century Towers, the Company issued 81,737 OP Units at an agreed upon price of $305 per unit. See Note 3, Real Estate Investments, for additional details.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

(13) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share was calculated as follows ($ in thousands, except share and per share amounts):

	Year Ended December 31,
	2024			2023			2022
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$741,522	64,228,356	$11.55	$405,825	64,252,232	$6.32	$408,315	65,079,764	$6.27
Effect of dilutive securities
Stock options	—	22,878		—	1,153		—	18,422
Diluted:
Net income available to common stockholders	$741,522	64,251,234	$11.54	$405,825	64,253,385	$6.32	$408,315	65,098,186	$6.27

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,282,675, 2,261,071 and 2,276,341, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2024, 2023 and 2022, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $26.4 million, $14.3 million and $14.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock options of 265,378, 508,276, and 253,845 for the years ended December 31, 2024, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit was calculated as follows ($ in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2024			2023			2022
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$767,936	66,511,030	$11.55	$420,109	66,513,303	$6.32	$422,612	67,356,105	$6.27
Effect of dilutive securities
Stock options	—	22,878		—	1,153		—	18,422
Diluted:
Net income available to common unitholders	$767,936	66,533,908	$11.54	$420,109	66,514,456	$6.32	$422,612	67,374,527	$6.27

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

Stock options of 265,378, 508,276, and 253,845, for the years ended December 31, 2024, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the years ended and, therefore, were anti-dilutive.

(14) Equity Based Compensation Plans

2018 Plan

In May 2018, stockholders approved the Company’s 2018 Stock Award and Incentive Compensation Plan (“2018 Plan”). The 2018 Plan serves as the successor to the Company’s 2013 Stock Incentive Plan (the “2013 Plan”) with administration authority granted to the Company’s Compensation Committee. The Company’s 2018 Plan provides incentives to attract and retain officers, directors and key employees. The 2018 Plan provides for the grant of stock-based awards to employees, directors and consultants of the Company and its affiliates. The aggregate number of shares of common stock available for issuance pursuant to awards granted under the 2018 Plan is 2,000,000 shares, plus the number of shares authorized for grants and available for issuance under the 2013 Plan as of the effective date of the 2018 Plan and the number of shares subject to outstanding awards under the 2013 Plan that are forfeited or otherwise not issued under such awards. No further awards will be granted under the 2013 Plan and the shares that remained available for future issuance under the 2013 Plan as of the effective date of the 2018 Plan will be available for issuance under the 2018 Plan.

Costs for stock options and restricted stock awards under the fair value method totaled $7.7 million, $12.1 million, and $11.4 million for years ended December 31, 2024, 2023 and 2022, respectively. For each of the years ended December 31, 2023, and 2022 costs included $3.5 million related to restricted stock awards for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation expense from stock options and restricted stock awards issued to recipients who are direct and incremental to projects under development were capitalized and totaled $0.5 million, $0.6 million, and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The intrinsic value of stock options exercised totaled $4.5 million, zero, and $7.6 million, for the years ended December 31, 2024, 2023 and 2022 respectively. The intrinsic value of stock options exercisable totaled $9.5 million and $4.5 million as of December 31, 2024 and 2023, respectively.

Restricted stock awards

The Company estimates the fair value of restricted stock awards on the grant date using a Monte Carlo simulation based upon total shareholder return metrics, the trailing 20-day average stock price, dividend yields and expected volatility rates. Stock-based compensation expense for restricted stock awards having performance-based conditions is recognized over the requisite service period when the conditions become probable of achievement. Service-based conditions include vesting periods of three years or less and are forfeit if required conditions are not met.

The following table summarizes information about the Company’s restricted stock awards:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Unvested at beginning of year	101,701	$197.22	182,915	$222.90	159,401	$251.03
Granted	52,300	212.02	2,315	220.40	72,838	215.73
Vested	(24,002)	187.32	(37,075)	247.07	(44,945)	306.25
Forfeited and canceled	(28,070)	182.25	(46,454)	259.71	(4,379)	272.12
Unvested at end of year	101,929	$211.27	101,701	$197.22	182,915	$222.90

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

The unrecognized compensation cost related to unvested restricted stock totaled $10.2 million as of December 31, 2024 and is expected to be recognized over a period of 1.9 years.

Stock option awards

The Company estimates the fair value of stock option grants on the date of grant using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock options are granted with an exercise price not less than 100% of the estimated fair value of the shares on the date of grant and generally have a contractual life of 10 years. Awards subject to service-based conditions include vesting periods of three years or less and are forfeit if required conditions are not met.

Total unrecognized compensation cost related to unvested stock options totaled $0.4 million as of December 31, 2024 and the unrecognized compensation cost is expected to be recognized over a period of 0.9 years.

The average fair value of stock options granted for the years ended December 31, 2023 and 2022 was $21.24 and $23.39, respectively. No stock options were granted during the year ended December 31, 2024. Stock options granted in 2023 and 2022 include a $100 cap on the appreciation of the market price over the exercise price. Stock options have the following weighted average assumptions:

	2024	2023	2022
Stock price	$—	$216.31	$245.17
Risk-free interest rates	—	4.06%	3.50%
Expected lives	—	6 years	6 years
Volatility	—	36.00%	27.98%
Dividend yield	—	3.30%	3.06%

The following table summarizes information about the Company’s stock options:

	Year Ended December 31,
	2024		2023		2022
	Options	Weighted- average exercise price	Options	Weighted- average exercise price	Options	Weighted- average exercise price
Outstanding at beginning of year	530,812	$273.51	487,446	$279.46	463,863	$284.82
Granted	—	—	49,908	216.31	111,757	245.17
Exercised	(56,304)	218.68	—	—	(76,246)	245.43
Forfeited and canceled	(3,125)	266.21	(6,542)	280.21	(11,928)	281.19
Outstanding at end of year	471,383	$280.11	530,812	$273.51	487,446	$279.46
Exercisable at year end	453,240	$282.73	417,739	$282.30	293,377	$285.76

Long-Term Incentive Plans

2015 Plan

In December 2014, the Operating Partnership issued 2015 Long-Term Incentive Plan award units to executives of the Company. The awards are subject to forfeiture based on performance-based and service-based conditions. The awards that are subject to vesting, vested at 20% per year on each of the first five anniversaries of the initial grant date. The performance conditions measurement ended in December 2015 with unearned awards automatically forfeit. Additional awards were granted subject only to performance-based criteria and were fully vested on the date granted. Awards are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

The estimated fair value of the awards were determined on the grant date using Monte Carlo simulations under a risk-neutral premise and considered the Company’s stock price on the date of grant, unpaid dividends on unvested awards and a discount factor for ten years of illiquidity.

2014 Plan

In December 2013, the Operating Partnership issued 2014 Long-Term Incentive Plan award units to executives of the Company. The awards are subject to forfeiture based on performance-based and service-based conditions. The awards vested at 25% per year on each of the first four anniversaries of the initial grant date. In December 2014, the Company achieved the performance criteria and all of the performance-based awards were earned by the recipients, subject to satisfaction of service-based vesting conditions. Awards are convertible one-for-one into OP Units which, in turn, are convertible into common stock of the Company.

The estimated fair value of the awards were determined on the grant date using Monte Carlo simulations under a risk-neutral premise and considered the Company’s stock price on the date of grant, unpaid dividends on unvested awards and a discount factor for ten years of illiquidity.

The following table summarizes information about the Company’s 2015 and 2014 Plans:

	Total Vested and Outstanding Units	Weighted- average Grant-date Fair Value
Balance as of December 31, 2022	106,137	$84.47
Converted	(8,500)
Balance as of December 31, 2023	97,637	$86.16
Converted	(30,142)
Balance as of December 31, 2024	67,495	$85.80

Equity-based compensation costs and total unrecognized compensation costs for 2015 and 2014 Plan awards under the fair value method totaled zero for the years ended December 31, 2024, 2023 and 2022. The intrinsic value of vested awards totaled $19.3 million as of December 31, 2024.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

(15) Segment Information

The Company’s segment disclosures present the measure used by the chief operating decision maker (“CODM”) for purposes of assessing each segment’s performance. The Company’s CODM is a group comprised of its Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, and Chief Investment Officer, who use net operating income (“NOI”) to assess the performance of the business for the Company’s reportable operating segments. NOI represents total property revenues less direct property operating expenses.

The CODM evaluates the Company’s operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California and Seattle Metro.

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income (loss). Non-segment revenues, property operating expenses, including real estate taxes, and NOI included in the following schedule also consist of revenues generated from retail space, commercial properties, held for sale properties and disposition properties. Other non-segment assets include items such as real estate under development, co-investments, real estate held for sale, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

The revenues and NOI for each of the reportable operating segments are summarized as follows for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2024			2023			2022
	Rental and other property revenue (1)	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue (1)	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue (1)	Property operating expenses, including real estate taxes	Net operating income
Southern California	$744,004	$216,355	$527,649	$682,116	$199,103	$483,013	$646,252	$186,490	$459,762
Northern California	677,393	207,484	469,909	642,658	193,161	449,497	615,677	185,403	430,274
Seattle Metro	295,002	87,144	207,858	282,092	80,864	201,228	271,248	80,018	191,230
Other real estate assets (2)	47,786	8,543	39,243	51,398	12,351	39,047	62,498	15,358	47,140
Total	$1,764,185	$519,526	$1,244,659	$1,658,264	$485,479	$1,172,785	$1,595,675	$467,269	$1,128,406

Total net operating income			$1,244,659			$1,172,785			$1,128,406
Management and other fees from affiliates			10,265			11,131			11,139
Corporate-level property management expenses			(48,218)			(45,872)			(40,704)
Depreciation and amortization			(580,220)			(548,438)			(539,319)
General and administrative			(98,902)			(63,474)			(56,577)
Expensed acquisition and investment related costs			(72)			(595)			(2,132)
Casualty loss			—			(433)			—
Gain on sale of real estate and land			175,583			59,238			94,416
Interest expense			(235,529)			(212,905)			(204,798)
Total return swap income			3,099			3,148			7,907
Interest and other income (loss)			80,951			46,259			(19,040)
Equity income from co-investments			48,206			10,561			26,030
Tax benefit (expense) on unconsolidated co-investments			929			(697)			10,236
Loss on early retirement of debt, net			—			—			(2)
Gain on remeasurement of co-investments			210,555			—			17,423
Net income			$811,306			$430,708			$432,985

(1) Segment revenue excludes management and other fees from affiliates and interest and other income.
(2) Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

Total assets for each of the reportable operating segments as of December 31, 2024 and 2023 are summarized as follows ($ in thousands):

	December 31,
	2024	2023
Assets:
Southern California	$4,290,547	$3,763,745
Northern California	5,501,160	5,124,987
Seattle Metro	1,460,865	1,316,421
Other real estate assets (1)	186,328	265,139
Net reportable operating segments - real estate assets	11,438,900	10,470,292
Real estate under development	52,682	23,724
Co-investments	935,014	1,061,733
Cash and cash equivalents, including restricted cash	75,846	400,334
Marketable securities	69,794	87,795
Notes and other receivables	206,706	174,621
Operating lease right-of-use assets	51,556	63,757
Prepaid expenses and other assets	96,861	79,171
Total assets	$12,927,359	$12,361,427

(1) Includes retail space, commercial properties, held for sale properties, and disposition properties.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

(16) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were $3.8 million, $3.8 million, and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(17) Commitments and Contingencies

The Company’s total minimum lease payment commitments, underground leases, parking leases, and operating leases are disclosed in Note 11, Lease Agreements - Company as Lessee.

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

There continue to be lawsuits against owners and managers of certain of the Company’s apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements in the past. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2024, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”). Through PWI, the Company is self-insured for earthquake related losses. Additionally, PWI provides property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2024, PWI had cash and marketable securities of $98.9 million. These assets were consolidated in the Company’s financial statements. The Company has obtained limited third party seismic insurance on selected assets in the Company’s co-investments.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022

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

(18) Subsequent Events

In January 2025, the Company acquired The Plaza, a 307-unit apartment home community located in Foster City, CA for a contract price of $161.4 million.

In the fourth quarter of 2024, the Company repaid a $72.0 million senior mortgage associated with a preferred equity investment in a stabilized apartment home community located in Oakland, CA and subsequently issued a default notice in January 2025 and assumed full managerial control.

In February 2025, the Company issued $400.0 million aggregate principal amount of senior unsecured notes due April 1, 2035. The notes are priced at 99.60% of par value with interest payable semiannually at a per annum rate of 5.375% with the first interest payment due October 1, 2025.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Belmont Station	275	Los Angeles, CA	$29,312	$8,100	$66,666	$11,218	$8,267	$77,717	$85,984	$(45,182)	2009	Mar-09	3-30
Bridgeport	184	Newark, CA	29,600	11,825	52,268	95	11,825	52,363	64,188	(382)	1987	Oct-24	3-30
Brio	300	Walnut Creek, CA	87,983	16,885	151,741	5,350	16,885	157,091	173,976	(32,715)	2015	Jun-19	3-30
Fountain Park	705	Playa Vista, CA	82,956	25,073	94,980	49,004	25,203	143,854	169,057	(103,524)	2002	Feb-04	3-30
Highridge	255	Rancho Palos Verdes, CA	69,487	5,419	18,347	40,501	6,073	58,194	64,267	(49,226)	1972	May-97	3-30
Hillsborough Park	235	La Habra, CA	41,300	13,381	85,332	123	13,381	85,455	98,836	(616)	1999	Oct-24	3-30
Lawrence Station	336	Sunnyvale, CA	76,886	45,532	106,735	8,038	45,532	114,773	160,305	(46,829)	2012	Apr-14	5-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,433	8,190	24,736	19,883	8,191	44,618	52,809	(32,664)	1963	Sep-07	3-30
Marquis	166	San Jose, CA	45,297	20,495	47,823	3,049	20,495	50,872	71,367	(10,558)	2015	Dec-18	3-30
Paragon	301	Fremont, CA	59,200	32,230	77,320	5,375	32,230	82,695	114,925	(30,090)	2013	Jul-14	3-30
Sage at Cupertino	230	San Jose, CA	51,886	35,719	53,449	15,668	35,719	69,117	104,836	(23,624)	1971	Mar-17	3-30
The Barkley (3)	161	Anaheim, CA	14,941	—	8,520	9,639	2,353	15,806	18,159	(13,716)	1984	Apr-00	3-30
The Carlyle	132	San Jose, CA	24,100	6,344	48,086	202	6,344	48,288	54,632	(351)	2000	Oct-24	3-30
The Commons	264	Campbell, CA	57,734	12,555	29,307	13,505	12,556	42,811	55,367	(24,527)	1973	Jul-10	3-30
The Dylan	184	West Hollywood, CA	56,815	19,984	82,286	5,478	19,990	87,758	107,748	(30,333)	2015	Mar-15	3-30
The Galloway	506	Pleasanton, CA	102,890	32,966	184,499	9,159	32,966	193,658	226,624	(35,244)	2016	Jan-20	3-30
The Huxley	187	West Hollywood, CA	51,710	19,362	75,641	7,448	19,371	83,080	102,451	(28,514)	2014	Mar-15	3-30
Township	132	Redwood City, CA	44,353	19,812	70,619	2,854	19,812	73,473	93,285	(14,052)	2014	Sep-19	3-30
	4,741		$978,883	$333,872	$1,278,355	$206,589	$337,193	$1,481,623	$1,818,816	$(522,147)

Unencumbered Communities
Agora	49	Walnut Creek, CA	—	4,932	60,423	2,551	4,934	62,972	67,906	(10,873)	2016	Jan-20	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	26,920	32,136	155,463	187,599	(64,587)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	4,220	5,869	28,197	34,066	(15,358)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	6,172	11,923	53,862	65,785	(20,375)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	15,720	4,982	35,433	40,415	(24,897)	1971	Dec-02	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	1,269	4,726	15,499	20,225	(6,537)	2009	Jan-13	3-30
Apex	367	Milpitas, CA	—	44,240	103,251	13,675	44,240	116,926	161,166	(41,819)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	28,902	58,442	204,228	262,670	(83,065)	2001	Apr-14	5-30
ARLO Mountain View	164	Mountain View, CA	—	19,918	80,377	501	19,918	80,878	100,796	(1,770)	2018	May-24	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Ascent	90	Kirkland, WA	—	3,924	11,862	3,847	3,924	15,709	19,633	(7,589)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	4,297	23,550	98,108	121,658	(27,769)	2014	Dec-16	3-30
Avant	443	Los Angeles, CA	—	32,379	137,940	11,972	32,379	149,912	182,291	(48,437)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	18,868	27,235	83,271	110,506	(31,582)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	3,355	—	53,168	53,168	(21,301)	2013	Apr-14	5-30
Avondale at Warner Center	446	Woodland Hills, CA	—	10,536	24,522	35,351	10,601	59,808	70,409	(46,904)	1970	Jan-99	3-30
Beaumont	344	Woodinville, WA	—	22,101	113,737	183	22,101	113,920	136,021	(166)	2009	Nov-24	3-30
Bel Air	462	San Ramon, CA	—	12,105	18,252	52,007	12,682	69,682	82,364	(56,969)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	—	21,725	92,091	8,630	21,725	100,721	122,446	(37,991)	2009	Apr-14	5-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	11,052	17,247	51,395	68,642	(24,776)	2004	Sep-10	3-30
BellCentre	249	Bellevue, WA	—	16,197	67,207	8,243	16,197	75,450	91,647	(30,744)	2001	Apr-14	5-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	2,074	5,401	23,877	29,278	(11,807)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	8,946	4,473	19,209	23,682	(13,701)	1974	Oct-06	3-30
Bennett Lofts	178	San Francisco, CA	—	21,771	50,800	36,147	28,371	80,347	108,718	(36,936)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	10,642	10,802	53,851	64,653	(21,713)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	8,239	2,503	18,145	20,648	(13,147)	1983	Dec-02	3-30
Bothell Ridge	214	Bothell, WA	—	7,440	48,321	1,211	7,440	49,532	56,972	(1,420)	1988	Mar-24	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	17,696	3,580	25,818	29,398	(22,499)	1978	Jan-96	3-30
Brookside Oaks	170	Sunnyvale, CA	—	7,301	16,310	30,143	10,328	43,426	53,754	(33,191)	1973	Jun-00	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	7,905	1,531	13,804	15,335	(11,449)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	11,607	2,656	22,374	25,030	(17,721)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	13,005	5,293	24,843	30,136	(21,457)	1989	Jan-95	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	12,642	11,075	37,774	48,849	(33,205)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	8,823	18,185	81,562	99,747	(31,764)	1998	Apr-14	5-30
Camino Ruiz Square	160	Camarillo, CA	—	6,871	26,119	4,154	6,931	30,213	37,144	(18,391)	1990	Dec-06	3-30
Canvas	123	Seattle, WA	—	10,489	36,924	1,728	10,489	38,652	49,141	(4,220)	2014	Dec-21	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	11,359	19,088	55,832	74,920	(33,197)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	12,290	4,693	30,577	35,270	(22,571)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	13,258	4,048	25,867	29,915	(19,266)	1961	Sep-01	3-30
Carmel Creek	348	San Diego, CA	—	26,842	107,368	12,890	26,842	120,258	147,100	(48,324)	2000	Apr-14	5-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	19,042	16,725	85,943	102,668	(36,184)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	11,257	14,968	71,128	86,096	(27,630)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	8,580	4,833	23,924	28,757	(20,786)	1998	Dec-98	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	5,127	6,714	31,983	38,697	(12,629)	1987	Apr-14	5-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	11,939	5,652	28,272	33,924	(19,391)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	24,676	3,442	32,382	35,824	(27,577)	1974	Jun-97	3-30
Century Towers	376	San Jose, CA	—	14,865	157,787	745	14,865	158,532	173,397	(1,600)	2017	Sep-24	3-30
Chestnut Street	96	Santa Cruz, CA	—	6,582	15,689	3,684	6,582	19,373	25,955	(10,806)	2002	Jul-08	3-30
City View	572	Hayward, CA	—	9,883	37,670	43,985	10,350	81,188	91,538	(67,528)	1975	Mar-98	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	1,119	7,276	23,345	30,621	(8,653)	2013	May-14	3-30
Connolly Station	309	Dublin, CA	—	19,949	123,428	5,898	19,949	129,326	149,275	(23,954)	2014	Jan-20	3-30
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	6,433	5,801	23,848	29,649	(12,483)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	7,266	13,912	62,915	76,827	(24,416)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	8,529	4,187	25,099	29,286	(18,157)	1976	Dec-02	3-30
Courtyard off Main	110	Bellevue, WA	—	7,465	21,405	8,318	7,465	29,723	37,188	(15,430)	2000	Oct-10	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	20,779	37,579	108,464	146,043	(46,233)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	6,589	21,478	56,705	78,183	(22,859)	1996	Apr-14	5-30
Domaine	92	Seattle, WA	—	9,059	27,177	2,099	9,059	29,276	38,335	(12,666)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	—	4,758	14,285	9,197	4,757	23,483	28,240	(14,554)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	—	15,066	45,249	7,484	15,066	52,733	67,799	(20,386)	1994	Jul-14	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	4,343	8,458	38,175	46,633	(15,205)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	9,070	3,449	16,871	20,320	(15,099)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	3,156	13,378	56,396	69,774	(16,181)	2012	Dec-16	3-30
Emme	190	Emeryville, CA	—	15,039	80,532	2,260	15,039	82,792	97,831	(14,703)	2015	Jan-20	3-30
Enso	183	San Jose, CA	—	21,397	71,135	5,060	21,397	76,195	97,592	(24,023)	2014	Dec-15	3-30
Epic	769	San Jose, CA	—	89,111	307,769	7,086	89,111	314,855	403,966	(55,274)	2013	Jan-20	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	19,572	18,429	59,399	77,828	(43,040)	2002	Apr-04	3-30
Esplanade San Diego	616	San Diego, CA	—	56,327	167,072	1,877	56,327	168,949	225,276	(4,588)	1986	Mar'24	3-30
Essex Skyline	350	Santa Ana, CA	—	21,537	146,099	21,482	21,537	167,581	189,118	(76,073)	2008	Apr-10	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	9,922	3,649	23,234	26,883	(19,870)	1990	Jun-97	3-30
Fairhaven	164	Santa Ana, CA	—	2,626	10,485	12,166	2,957	22,320	25,277	(17,941)	1970	Nov-01	3-30
Fairway at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	9,938	—	17,788	17,788	(16,123)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	7,554	5,297	23,117	28,414	(15,439)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	45,633	2,440	55,449	57,889	(51,958)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	15,883	5,964	29,786	35,750	(25,371)	1985	Feb-97	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Forest View	192	Renton, WA	—	3,731	14,530	6,058	3,731	20,588	24,319	(14,204)	1998	Oct-03	3-30
Form 15	242	San Diego, CA	—	24,510	72,221	15,679	25,540	86,870	112,410	(27,976)	2014	Mar-16	3-30
Foster’s Landing	490	Foster City, CA	—	61,714	144,000	20,558	61,714	164,558	226,272	(66,777)	1987	Apr-14	5-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	16,992	6,985	44,015	51,000	(36,974)	2000	Mar-00	3-30
Fountains at River Oaks	226	San Jose, CA	—	26,046	60,773	9,393	26,046	70,166	96,212	(29,054)	1990	Apr-14	3-30
Fourth & U	171	Berkeley, CA	—	8,879	52,351	6,399	8,879	58,750	67,629	(30,066)	2010	Apr-10	3-30
Fox Plaza	445	San Francisco, CA	—	39,731	92,706	44,873	39,731	137,579	177,310	(70,634)	1968	Feb-13	3-30
Hacienda at Camarillo Oaks	73	Camarillo, CA	—	5,497	17,572	3,458	5,497	21,030	26,527	(1,502)	1984	Apr-23	3-30
The Henley I/The Henley II	215	Glendale, CA	—	6,695	16,753	32,482	6,733	49,197	55,930	(41,717)	1970	Jun-99	3-30
Highlands at Wynhaven	333	Issaquah, WA	—	16,271	48,932	18,660	16,271	67,592	83,863	(41,843)	2000	Aug-08	3-30
Hillcrest Park	608	Newbury Park, CA	—	15,318	40,601	31,956	15,755	72,120	87,875	(57,299)	1973	Mar-98	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	4,461	4,208	21,208	25,416	(12,645)	1965	Mar-07	3-30
Huntington Breakers	344	Huntington Beach, CA	—	9,306	22,720	27,255	9,315	49,966	59,281	(43,531)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	—	3,467	7,881	11,193	3,474	19,067	22,541	(16,748)	1985	Oct-94	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	10,779	17,774	52,252	70,026	(21,184)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	17,132	38,155	106,160	144,315	(43,318)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	10,003	1,595	16,397	17,992	(14,195)	1981	Dec-96	3-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	16,616	3,092	24,035	27,127	(20,884)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	12,968	4,760	31,513	36,273	(23,986)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	35,838	—	64,005	64,005	(43,803)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	21,114	5,324	37,541	42,865	(33,764)	1974	Jun-94	3-30
Mariner’s Place	105	Oxnard, CA	—	1,555	6,103	4,191	1,562	10,287	11,849	(7,896)	1987	May-00	3-30
Maxwell Sunnyvale	75	San Jose, CA	—	9,710	37,292	354	9,710	37,646	47,356	(941)	2022	Apr-24	3-30
MB 360	360	San Francisco, CA	—	42,001	212,648	21,774	42,001	234,422	276,423	(81,350)	2014	Apr-14	3-30
Meadowood	320	Simi Valley, CA	—	19,080	98,881	326	19,080	99,207	118,287	(723)	1986	Oct-24	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	3,722	1,894	11,214	13,108	(8,287)	1963	Dec-02	3-30
Mill Creek at Windermere	400	San Ramon, CA	—	29,551	69,032	15,451	29,551	84,483	114,034	(48,820)	2005	Sep-07	3-30
Mio	103	San Jose, CA	—	11,012	39,982	2,459	11,012	42,441	53,453	(13,235)	2015	Jan-16	3-30
Mirabella	188	Marina Del Rey, CA	—	6,180	26,673	20,688	6,270	47,271	53,541	(35,477)	2000	May-00	3-30
Mira Monte	356	Mira Mesa, CA	—	7,165	28,459	17,894	7,186	46,332	53,518	(34,344)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	21,894	7,886	44,874	52,760	(35,911)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	17,118	10,167	55,828	65,995	(37,759)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	15,207	46,499	123,705	170,204	(49,879)	1995	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	13,448	31,429	86,782	118,211	(36,113)	1989	Apr-14	5-30
Montanosa	472	San Diego, CA	—	26,697	106,787	17,053	26,697	123,840	150,537	(48,451)	1990	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	—	4,842	19,776	32,880	4,997	52,501	57,498	(48,678)	1973	Dec-88	3-30
Montebello	248	Kirkland, WA	—	13,857	41,575	17,797	13,858	59,371	73,229	(26,304)	1996	Jul-12	3-30
Montejo	124	Garden Grove, CA	—	1,925	7,685	6,515	2,194	13,931	16,125	(10,164)	1974	Nov-01	3-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	9,583	2,424	15,087	17,511	(11,828)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	7,562	7,823	40,997	48,820	(21,412)	2011	Feb-11	3-30
Mylo	476	Santa Clara, CA	—	6,472	206,098	1,347	6,472	207,445	213,917	(45,311)	2021	Jun-21	3-30
1000 Kiely	121	Santa Clara, CA	—	9,359	21,845	11,909	9,359	33,754	43,113	(19,179)	1971	Mar-11	3-30
Palm Valley	1,100	San Jose, CA	—	133,802	312,205	39,204	133,802	351,409	485,211	(106,045)	2008	Jan-17	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	5,786	4,710	24,625	29,335	(11,750)	2002	Jun-12	3-30
Park Highland	250	Bellevue, WA	—	9,391	38,224	16,556	9,391	54,780	64,171	(27,673)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	—	7,284	21,937	15,787	7,284	37,724	45,008	(26,506)	1999	Feb-99	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	10,145	15,894	73,719	89,613	(28,459)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	14,958	9,424	36,946	46,370	(21,882)	1958	Sep-12	3-30
Parkside Court	210	Santa Ana, CA	—	11,276	47,272	1,121	11,276	48,393	59,669	(1,357)	1986	Mar-24	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	5,267	10,680	47,989	58,669	(19,461)	1989	Apr-14	5-30
Patina at Midtown	269	San Jose, CA	—	13,472	102,940	685	13,472	103,625	117,097	(1,645)	2021	Jul-24	3-30
Patent 523	295	Seattle, WA	—	14,558	69,417	9,468	14,558	78,885	93,443	(41,215)	2010	Mar-10	3-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	24,767	6,239	39,368	45,607	(36,342)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	22,517	19,848	82,123	101,971	(36,329)	1969	May-14	3-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	1,151	—	2,862	2,862	(2,217)	1973	Dec-04	3-24
Pinnacle at Fullerton	192	Fullerton, CA	—	11,019	45,932	8,000	11,019	53,932	64,951	(21,868)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	—	7,760	31,041	6,549	7,760	37,590	45,350	(15,814)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	—	15,810	66,401	11,852	15,810	78,253	94,063	(30,868)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	—	17,023	68,093	9,703	17,023	77,796	94,819	(30,820)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	—	19,292	77,168	11,717	19,292	88,885	108,177	(33,864)	2002	Apr-14	5-30
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	10,548	14,647	69,134	83,781	(28,131)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	15,116	4,505	32,721	37,226	(25,250)	1963	Aug-98	3-30
Pure Redmond	105	Redmond, WA	—	7,461	31,363	3,593	7,461	34,956	42,417	(6,539)	2016	Dec-19	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	5,809	11,702	158,145	169,847	(60,239)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	9,631	6,873	25,668	32,541	(15,675)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	6,233	3,184	18,970	22,154	(10,764)	1989	Dec-09	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Regency Palm Court	116	Los Angeles, CA	—	7,763	28,019	1,915	7,763	29,934	37,697	(2,778)	1987	Jul-22	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	12,929	27,870	124,411	152,281	(48,860)	2007	Apr-14	5-30
Reveal	438	Woodland Hills, CA	—	25,073	121,314	9,109	25,073	130,423	155,496	(47,465)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	5,361	3,801	16,760	20,561	(12,345)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	9,619	3,331	17,113	20,444	(15,341)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	21,977	4,173	80,938	85,111	(43,538)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	42,181	22,866	71,082	93,948	(49,007)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	19,772	9,582	60,088	69,670	(31,764)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	8,776	2,820	19,938	22,758	(13,582)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	13,470	19,292	90,638	109,930	(35,986)	1986	Apr-14	5-30
Skye at Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	107,120	11,639	134,850	146,489	(115,795)	1968	Mar-98	3-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	2,356	7,379	24,494	31,873	(9,868)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	10,015	34,444	157,277	191,721	(63,133)	2014	Apr-14	5-30
Station Park Green	599	San Mateo, CA	—	54,782	314,694	113,516	67,204	415,788	482,992	(100,714)	2018	Mar-18	3-30
Stevenson Place	200	Fremont, CA	—	996	5,582	16,572	1,001	22,149	23,150	(19,530)	1975	Apr-00	3-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	13,031	3,201	25,600	28,801	(21,210)	1986	Oct-97	3-30
Summerhill Park	100	Sunnyvale, CA	—	2,654	4,918	12,020	2,656	16,936	19,592	(15,844)	1988	Sep-88	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	12,974	5,977	36,626	42,603	(26,132)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	6,398	13,915	64,098	78,013	(25,441)	2008	Apr-14	5-30
The Audrey at Belltown	137	Seattle, WA	—	9,228	36,911	3,479	9,228	40,390	49,618	(15,811)	1992	Apr-14	5-30
The Avery	121	Los Angeles, CA	—	6,964	29,922	2,556	6,964	32,478	39,442	(11,881)	2014	Mar-14	3-30
The Bernard	63	Seattle, WA	—	3,699	11,345	1,259	3,689	12,614	16,303	(5,995)	2008	Sep-11	3-30
The Blake LA	196	Los Angeles, CA	—	4,023	9,527	26,285	4,031	35,804	39,835	(29,543)	1979	Jun-97	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	3,934	6,939	24,611	31,550	(14,834)	2006	Jun-07	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	21,212	2,824	31,481	34,305	(27,582)	1981	Jan-97	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	9,975	4,531	99,183	103,714	(54,725)	2009	Jan-09	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	58,528	8,385	57,139	65,524	(50,894)	1972	Apr-97	3-30
The Havens	440	Fountain Valley, CA	—	26,138	137,933	1,180	26,138	139,113	165,251	(3,795)	1969	Mar-24	3-30
The Huntington	276	Huntington Beach, CA	—	10,374	41,495	10,171	10,374	51,666	62,040	(24,482)	1975	Jun-12	3-30
The Landing at Jack London Square	282	Oakland, CA	—	33,554	78,292	11,428	33,554	89,720	123,274	(37,007)	2001	Apr-14	5-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	6,896	1,618	10,760	12,378	(8,497)	1971	Jun-97	3-30
The Palisades	192	Bellevue, WA	—	1,560	6,242	17,314	1,565	23,551	25,116	(20,615)	1977	May-90	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
The Palms at Laguna Niguel	460	Laguna Niguel, CA	—	23,584	94,334	18,881	23,584	113,215	136,799	(46,948)	1988	Apr-14	5-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	6,105	13,574	60,403	73,977	(23,692)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	10,906	21,930	98,626	120,556	(39,541)	1985	Apr-14	5-30
The Village at Toluca Lake	146	Burbank, CA	—	14,634	48,297	2,707	14,634	51,004	65,638	(6,649)	1974	Jun-21	3-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	13,304	13,661	66,631	80,292	(45,036)	2001	Jan-01	3-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	3,858	6,949	31,654	38,603	(12,494)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	7,340	3,890	15,728	19,618	(12,111)	1985	Oct-97	3-30
Valley Park	160	Fountain Valley, CA	—	3,361	13,420	8,761	3,761	21,781	25,542	(16,169)	1969	Nov-01	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	8,331	22,016	90,585	112,601	(43,846)	2011	Jul-11	3-30
Villa Angelina	256	Placentia, CA	—	4,498	17,962	10,982	4,962	28,480	33,442	(21,505)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	—	38,299	89,365	5,290	38,299	94,655	132,954	(36,131)	2010	Apr-14	5-30
Villa Siena	274	Costa Mesa, CA	—	13,842	55,367	18,292	13,842	73,659	87,501	(30,803)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	7,732	6,488	44,500	50,988	(18,280)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	11,193	5,573	23,094	28,667	(16,903)	1963	Aug-04	3-30
Vox	58	Seattle, WA	—	5,545	16,635	1,126	5,545	17,761	23,306	(6,693)	2013	Oct-13	3-30
Wallace on Sunset	200	Los Angeles, CA	—	24,005	80,466	4,988	24,005	85,454	109,459	(24,171)	2021	Dec-21	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	7,839	4,887	26,978	31,865	(19,322)	1964	Oct-03	3-30
Wandering Creek	156	Kent, WA	—	1,285	4,980	7,084	1,296	12,053	13,349	(10,422)	1986	Nov-95	3-30
Waterford Place	238	San Jose, CA	—	11,808	24,500	20,387	15,165	41,530	56,695	(33,077)	2000	Jun-00	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	14,645	2,258	21,652	23,910	(19,644)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	22,930	43,194	123,960	167,154	(58,677)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	11,585	30,535	103,189	133,724	(39,637)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	24,184	56,932	236,182	293,114	(93,087)	2014	Apr-14	5-30
Wilshire Promenade	149	Fullerton, CA	—	3,118	7,385	16,539	3,797	23,245	27,042	(18,348)	1992	Jan-97	3-30
Windsor Court	95	Los Angeles, CA		6,383	23,420	1,325	6,383	24,745	31,128	(2,259)	1987	Jul-22	3-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	18,459	4,021	28,770	32,791	(27,636)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	28,565	2,044	37,288	39,332	(29,242)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	8,042	5,341	29,068	34,409	(19,683)	1987	Dec-04	3-30
	49,722		$—	$2,777,285	$10,175,272	$2,704,152	$2,827,529	$12,829,180	$15,656,709	$(5,605,177)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
($ in thousands)

				Costs
		Initial cost		capitalized	Gross amount carried at close of period
			Buildings and	subsequent	Land and	Buildings and		Accumulated
Property	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation
Other real estate assets	—	80,706	16,587	16,700	82,067	31,926	113,993	(23,294)
	$—	$80,706	$16,587	$16,700	$82,067	$31,926	$113,993	$(23,294)

Total	$978,883	$3,191,863	$11,470,214	$2,927,441	$3,246,789	$14,342,729	$17,589,518	$(6,150,618)
(1) The aggregate cost for federal income tax purposes is approximately $13.6 billion (unaudited).
(2) A portion of land is leased pursuant to a ground lease expiring 2070.
(3) The land is leased pursuant to a ground lease expiring 2083.
(4) The land is leased pursuant to a ground lease expiring 2070.
(5) The land is leased pursuant to a ground lease expiring 2027.
(6) The land is leased pursuant to a ground lease expiring 2067.
(7) A portion of land is leased pursuant to a ground lease expiring in 2028.
(8) The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	Year Ended December 31,				Year Ended December 31,
	2024	2023	2022		2024	2023	2022
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$16,135,223	$15,966,227	$15,629,927	Balance at beginning of year	$5,664,931	$5,152,133	$4,646,854
Acquisition, development, and improvement of real estate	1,614,570	235,423	427,668	Depreciation expense	571,813	545,702	536,202
Disposition of real estate and other	(160,275)	(66,427)	(91,368)	Accumulated depreciation - Disposals and other	(86,126)	(32,904)	(30,923)
Balance at the end of year	$17,589,518	$16,135,223	$15,966,227	Balance at the end of year	$6,150,618	$5,664,931	$5,152,133

EXHIBIT INDEX
Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

3.2
Seventh Amended and Restated Bylaws of Essex Property Trust, Inc. (effective as of December 8, 2022), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 13, 2022, and incorporated herein by reference.

3.3
Certificate of Limited Partnership of Essex Portfolio, L.P. and amendments thereto, attached as Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed February 25, 2022, and incorporated herein by reference.

4.1
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, attached as Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed February 23, 2023, and incorporated herein by reference.

4.2	Form of Common Stock Certificate of Essex Property Trust, Inc., filed as Exhibit 4.5 to the Company’s Form S-4 Registration Statement, filed January 29, 2014, and incorporated herein by reference.

4.3
Indenture, dated March 17, 2015, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.500% Senior Notes due 2025 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 17, 2015, and incorporated herein by reference.

4.4
Indenture, dated April 11, 2016, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.375% Senior Notes due 2026 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 11, 2016, and incorporated herein by reference.

4.5
Indenture, dated April 10, 2017, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.625% Senior Notes due 2027 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 10, 2017, and incorporated herein by reference.

4.6
Indenture, dated March 8, 2018, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 4.500% Senior Notes due 2048 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 8, 2018, and incorporated herein by reference.

4.7
Indenture, dated February 11, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 4.000% Senior Notes due 2029 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 11, 2019, and incorporated herein by reference.

4.8
Indenture, dated August 7, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.000% Senior Notes due 2030 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2019, and incorporated herein by reference.

4.9
Indenture, dated February 11, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 2.650% Senior Notes due 2032 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference.

4.10
Indenture, dated August 24, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.650% Senior Notes due 2031, the form of 2.650% Senior Notes due 2050 and the guarantees thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 24, 2020, and incorporated herein by reference.

4.11
Indenture, dated March 1, 2021, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.700% Senior Notes due 2028 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 1, 2021, and incorporated herein by reference.

4.12
Indenture, dated June 1, 2021, among Essex Portfolio, L.P., Essex portfolio Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 2.550% Senior Notes due 2031 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 1, 2021, and incorporated herein by reference.

4.13
Indenture, dated March 14, 2024, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.500% Senior Notes due 2034 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2024, and incorporated herein by reference.

4.14
First Supplemental Indenture, dated March 14, 2024, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.500% Senior Notes due 2034 and the guarantee thereof, attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2024, and incorporated herein by reference.

10.1
Agreement between Essex Property Trust, Inc. and George M. Marcus, dated March 27, 2003 attached as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference.

10.2
Essex Property Trust, Inc. Deferred Compensation Plan, As Amended and Restated As of January 1, 2021, attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed February 25, 2022, and incorporated herein by reference.

10.3	Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers.*

10.4	Modification Agreement, dated July 30, 2012, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 6, 2012, and incorporated herein by reference.

10.5
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2012, and incorporated herein by reference.

10.6
Amended and Restated Essex Property Trust Inc. Executive Severance Plan attached as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed February 23, 2024, and incorporated herein by reference.*

10.7
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.8
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.9
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 4, 2013, and incorporated herein by reference.*

10.10
Amended and Restated Non-Employee Director Equity Award Program, dated May 17, 2016, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.*

10.11
Fourth Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 20, 2018, attached as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.

10.12
Third Modification Agreement, dated as of January 29, 2014 by and among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.13
Forms of Essex Property Trust, Inc., Essex Portfolio L.P., Long-Term Incentive Plan Award Agreements, attached as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.*

10.14
Essex Property Trust, Inc. 2018 Stock Award and Incentive Compensation Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 15, 2018, filed March 23, 2018, and incorporated herein by reference.*

10.15	Form of Non-Employee Director Restricted Stock Award Agreement, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.*

10.16	Form of Non-Employee Director Stock Option Award Agreement, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.*

10.17
Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan for awards granted prior to fiscal year 2024, attached as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed February 25, 2022, and incorporated herein by reference.*

10.18
Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan for awards granted commencing fiscal year 2024, attached as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed February 23, 2024, and incorporated herein by reference.*

10.19
Fifth Amended and Restated Revolving Credit Agreement, dated September 25, 2024, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed October 30, 2024, and incorporated herein by reference.†

10.20	Deferred Compensation Plan for Non-Employee Directors, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020, and incorporated herein by reference.*

10.21
Executive Transition Services Agreement, dated as of October 3, 2022, by and between Essex Property Trust, Inc. and Michael J. Schall, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 3, 2022, and incorporated herein by reference.*

19.1	Essex Property Trust, Inc. Insider Trading Policy

21.1	List of Subsidiaries of Essex Property Trust, Inc. and Essex Portfolio, L.P.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Essex Property Trust, Inc. — Certification of Barbara Pak, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.4	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Essex Property Trust, Inc. — Certification of Barbara Pak, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1
Policy for Recovery of Erroneously Awarded Compensation dated as of October 2, 2023, attached as Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed February 23, 2024, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 21, 2025.

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
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /s/ BRENNAN MCGREEVY
Brennan McGreevy
Group Vice President and Chief Accounting Officer

S-1

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Angela L. Kleiman and Barbara Pak, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 21, 2025

/s/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 21, 2025

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Lead Director	February 21, 2025

/s/ JOHN V. ARABIA John V. Arabia	Director	February 21, 2025

/s/ ANNE B. GUST Anne B. Gust	Director	February 21, 2025

/s/ MARIA R. HAWTHORNE Maria R. Hawthorne	Director	February 21, 2025

/s/ AMAL M. JOHNSON Amal M. Johnson	Director	February 21, 2025

/s/ MARY KASARIS Mary Kasaris	Director	February 21, 2025

/s/ ANGELA L. KLEIMAN Angela L. Kleiman	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 21, 2025

S-2