Form 10-Q
period 2025-03-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2025-04-30
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,385,177 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 28, 2025.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2025 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a Delaware limited partnership of which Essex Property Trust, Inc. is the sole general partner.

Unless stated otherwise or the context otherwise requires, references to the “Company,” “we,” “us” or “our” mean collectively Essex Property Trust, Inc. and those entities/subsidiaries owned or controlled by Essex Property Trust, Inc., including Essex Portfolio, L.P., and references to the “Operating Partnership” or “EPLP” mean Essex Portfolio, L.P. and those entities/subsidiaries owned or controlled by Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., not including any of its subsidiaries.

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As of March 31, 2025, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership’s day-to-day management.

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

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders’ equity, partners’ capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership’s condensed consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and co-investment partners. The noncontrolling interest in Essex’s condensed consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s condensed consolidated financial statements and (ii) OP Unitholders. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at Essex and Operating Partnership levels.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

ASSETS	March 31, 2025	December 31, 2024
Real estate investments:
Rental properties:
Land and land improvements	$3,271,624	$3,246,789
Buildings and improvements	14,505,983	14,342,729
	17,777,607	17,589,518
Less: accumulated depreciation	(6,171,689)	(6,150,618)
	11,605,918	11,438,900
Real estate under development	96,268	52,682
Co-investments	906,686	935,014
Real estate held for sale	112,173	—
	12,721,045	12,426,596
Cash and cash equivalents-unrestricted	98,735	66,795
Cash and cash equivalents-restricted	9,127	9,051
Marketable securities	76,013	69,794
Notes and other receivables, net of allowance for credit losses of $0.5 million as of both March 31, 2025 and December 31, 2024	133,724	206,706
Operating lease right-of-use assets	53,351	51,556
Prepaid expenses and other assets	94,263	96,861
Total assets	$13,186,258	$12,927,359
LIABILITIES AND EQUITY
Unsecured debt, net	$5,870,662	$5,473,788
Mortgage notes payable, net	919,590	989,884
Lines of credit	—	137,945
Accounts payable and accrued liabilities	232,594	212,747
Construction payable	20,679	14,347
Dividends payable	173,678	165,443
Distributions in excess of investments in co-investments	84,295	79,273
Liabilities associated with real estate held for sale	641	—
Operating lease liabilities	54,149	52,473
Other liabilities	50,019	50,220
Total liabilities	7,406,307	7,176,120
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	34,376	30,849
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,358,097 and 64,280,466 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,672,346	6,668,047
Distributions in excess of accumulated earnings	(1,117,971)	(1,155,662)
Accumulated other comprehensive income, net	15,620	24,655
Total stockholders’ equity	5,570,001	5,537,046
Noncontrolling interest	175,574	183,344
Total equity	5,745,575	5,720,390
Total liabilities and equity	$13,186,258	$12,927,359

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental and other property	$462,089	$424,215
Management and other fees from affiliates	2,494	2,713
	464,583	426,928
Expenses:
Property operating, excluding real estate taxes	86,027	79,578
Real estate taxes	52,594	46,920
Corporate-level property management expenses	12,332	11,099
Depreciation and amortization	151,287	139,733
General and administrative	16,292	17,171
Expensed acquisition and investment related costs	—	68
	318,532	294,569
Gain on sale of real estate and land	111,030	—
Earnings from operations	257,081	132,359
Interest expense	(62,732)	(55,933)
Total return swap income	1,200	796
Interest and other income	4,289	57,275
Equity income from co-investments	13,209	12,366
Tax benefit (expense) on unconsolidated co-investments	163	(49)
Loss on early retirement of debt	(762)	—
Gain on remeasurement of co-investment	330	138,326
Net income	212,778	285,140
Net income attributable to noncontrolling interest	(9,668)	(12,409)
Net income available to common stockholders	$203,110	$272,731
Comprehensive income	$203,423	$293,135
Comprehensive income attributable to noncontrolling interest	(9,348)	(12,681)
Comprehensive income attributable to controlling interest	$194,075	$280,454
Per share data:
Basic:
Net income available to common stockholders	$3.16	$4.25
Weighted average number of shares outstanding during the period	64,314,899	64,205,086
Diluted:
Net income available to common stockholders	$3.16	$4.25
Weighted average number of shares outstanding during the period	64,349,899	64,212,006

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024
(Unaudited)
(In thousands, except per share amounts)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended March 31, 2025	Shares	Amount
Balances at December 31, 2024	64,280	$6	$6,668,047	$(1,155,662)	$24,655	$183,344	$5,720,390
Net income	—	—	—	203,110	—	9,668	212,778
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(9,051)	(321)	(9,372)
Change in fair value of marketable debt securities, net	—	—	—	—	16	1	17
Issuance of common stock under:
Stock option and restricted stock plans, net	30	—	5,509	—	—	—	5,509
Equity based compensation costs	—	—	1,985	—	—	70	2,055
Changes in the redemption value of redeemable noncontrolling interest	—	—	(3,175)	—	—	(352)	(3,527)
Distributions to noncontrolling interest	—	—	—	—	—	(8,300)	(8,300)
Redemptions of noncontrolling interest	48	—	(20)	—	—	(8,536)	(8,556)
Common stock dividends ($2.57 per share)	—	—	—	(165,419)	—	—	(165,419)
Balances at March 31, 2025	64,358	$6	$6,672,346	$(1,117,971)	$15,620	$175,574	$5,745,575

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended March 31, 2024	Shares	Amount
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978
Net income	—	—	—	272,731	—	12,409	285,140
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,723	272	7,995
Issuance of common stock under:
Stock option and restricted stock plans, net	6	—	962	—	—	—	962
Sale of common stock, net	—	—	(8)	—	—	—	(8)
Equity based compensation costs	—	—	1,637	—	—	58	1,695
Changes in the redemption value of redeemable noncontrolling interest	—	—	(180)	—	—	193	13
Distributions to noncontrolling interest	—	—	—	—	—	(8,412)	(8,412)
Redemptions of noncontrolling interest	—	—	(249)	—	—	(30)	(279)
Common stock dividends ($2.45 per share)	—	—	—	(157,331)	—	—	(157,331)
Balances at March 31, 2024	64,209	$6	$6,658,882	$(1,152,136)	$41,279	$175,722	$5,723,753

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$212,778	$285,140
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	529	94
Depreciation and amortization	151,287	139,733
Amortization of discount and debt financing costs, net	220	2,341
Realized and unrealized gains on marketable securities, net	91	(3,351)
Provision for credit losses	(3)	47
Equity income from co-investments	(13,209)	(12,366)
Operating distributions from co-investments	13,709	9,080
Accrued interest from notes and other receivables	(2,593)	(3,953)
Gain on the sale of real estate and land	(111,030)	—
Equity-based compensation	1,958	1,592
Loss on early retirement of debt	762	—
Gain on remeasurement of co-investment	(330)	(138,326)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	2,996	(1,493)
Accounts payable, accrued liabilities, and operating lease liabilities	25,385	39,141
Other liabilities	(1,047)	(2,824)
Net cash provided by operating activities	281,503	314,855
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(345,211)	(355,309)
Redevelopment	(12,046)	(11,417)
Development acquisitions of and additions to real estate under development	(7,856)	(1,348)
Capital expenditures on rental properties	(27,914)	(26,388)
Investments in notes receivable	—	(1,059)
Collections of notes and other receivables	3,096	—
Proceeds from insurance for property losses	848	301
Proceeds from dispositions of real estate	125,997	—
Contributions to co-investments	(3,934)	(2,074)
Changes in refundable deposits	(2,000)	—
Purchases of marketable securities	(6,306)	(163)
Sales and maturities of marketable securities	13	14
Non-operating distributions from co-investments	8,000	—
Net cash used in investing activities	(267,313)	(397,443)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	398,416	349,132
Payments on unsecured debt and mortgage notes	(70,362)	(761)
Proceeds from lines of credit	550,897	—
Repayments of lines of credit	(688,842)	—

	Three Months Ended March 31,
	2025	2024
Additions to deferred charges	(3,055)	(2,692)
Payments related to debt prepayment penalties	(697)	—
Net costs from issuance of common stock	—	(8)
Net proceeds from stock options exercised	6,028	962
Payments related to tax withholding for share-based compensation	(519)	—
Distributions to noncontrolling interest	(7,998)	(7,901)
Redemption of noncontrolling interest	(8,556)	(279)
Common stock dividends paid	(157,486)	(148,329)
Net cash provided by financing activities	17,826	190,124
Net increase in unrestricted and restricted cash and cash equivalents	32,016	107,536
Unrestricted and restricted cash and cash equivalents at beginning of period	75,846	400,334
Unrestricted and restricted cash and cash equivalents at end of period	$107,862	$507,870

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.7 million and $0.1 million capitalized in 2025 and 2024, respectively)	$61,250	$58,241
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,713	$1,803
Supplemental disclosure of noncash investing and financing activities:
Reclassifications to (from) redeemable noncontrolling interest from (to) additional paid in capital and noncontrolling interest	$3,527	$(13)
Leased assets obtained in exchange for new operating lease liabilities	$2,727	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

ASSETS	March 31, 2025	December 31, 2024
Real estate investments:
Rental properties:
Land and land improvements	$3,271,624	$3,246,789
Buildings and improvements	14,505,983	14,342,729
	17,777,607	17,589,518
Less: accumulated depreciation	(6,171,689)	(6,150,618)
	11,605,918	11,438,900
Real estate under development	96,268	52,682
Co-investments	906,686	935,014
Real estate held for sale	112,173	—
	12,721,045	12,426,596
Cash and cash equivalents-unrestricted	98,735	66,795
Cash and cash equivalents-restricted	9,127	9,051
Marketable securities	76,013	69,794
Notes and other receivables, net of allowance for credit losses of $0.5 million as of both March 31, 2025 and December 31, 2024	133,724	206,706
Operating lease right-of-use assets	53,351	51,556
Prepaid expenses and other assets	94,263	96,861
Total assets	$13,186,258	$12,927,359
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,870,662	$5,473,788
Mortgage notes payable, net	919,590	989,884
Lines of credit	—	137,945
Accounts payable and accrued liabilities	232,594	212,747
Construction payable	20,679	14,347
Distributions payable	173,678	165,443
Distributions in excess of investments in co-investments	84,295	79,273
Liabilities associated with real estate held for sale	641	—
Operating lease liabilities	54,149	52,473
Other liabilities	50,019	50,220
Total liabilities	7,406,307	7,176,120
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	34,376	30,849
Capital:
General Partner:
Common equity (64,358,097 and 64,280,466 units issued and outstanding, respectively)	5,554,381	5,512,391
	5,554,381	5,512,391
Limited Partners:
Common equity (2,283,494 and 2,331,251 units issued and outstanding, respectively)	69,653	73,418
Accumulated other comprehensive income, net	20,074	29,429
Total partners’ capital	5,644,108	5,615,238
Noncontrolling interest	101,467	105,152
Total capital	5,745,575	5,720,390
Total liabilities and capital	$13,186,258	$12,927,359

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental and other property	$462,089	$424,215
Management and other fees from affiliates	2,494	2,713
	464,583	426,928
Expenses:
Property operating, excluding real estate taxes	86,027	79,578
Real estate taxes	52,594	46,920
Corporate-level property management expenses	12,332	11,099
Depreciation and amortization	151,287	139,733
General and administrative	16,292	17,171
Expensed acquisition and investment related costs	—	68
	318,532	294,569
Gain on sale of real estate and land	111,030	—
Earnings from operations	257,081	132,359
Interest expense	(62,732)	(55,933)
Total return swap income	1,200	796
Interest and other income	4,289	57,275
Equity income from co-investments	13,209	12,366
Tax benefit (expense) on unconsolidated co-investments	163	(49)
Loss on early retirement of debt	(762)	—
Gain on remeasurement of co-investment	330	138,326
Net income	212,778	285,140
Net income attributable to noncontrolling interest	(2,389)	(2,810)
Net income available to common unitholders	$210,389	$282,330
Comprehensive income	$203,423	$293,135
Comprehensive income attributable to noncontrolling interest	(2,389)	(2,810)
Comprehensive income attributable to controlling interest	$201,034	$290,325
Per unit data:
Basic:
Net income available to common unitholders	$3.16	$4.25
Weighted average number of common units outstanding during the period	66,621,852	66,463,899
Diluted:
Net income available to common unitholders	$3.16	$4.25
Weighted average number of common units outstanding during the period	66,656,852	66,470,819

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three months ended March 31, 2025 and 2024
(Unaudited)
(In thousands, except per unit amounts)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended March 31, 2025	Units	Amount	Units	Amount
Balances at December 31, 2024	64,280	$5,512,391	2,331	$73,418	$29,429	$105,152	$5,720,390
Net income	—	203,110	—	7,279	—	2,389	212,778
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(9,372)	—	(9,372)
Change in fair value of marketable debt securities	—	—	—	—	17	—	17
Issuance of common units under:
General partner’s stock based compensation, net	30	5,509	—	—	—	—	5,509
Equity based compensation costs	—	1,985	—	70	—	—	2,055
Changes in the redemption value of redeemable noncontrolling interest	—	(3,175)	—	(219)	—	(133)	(3,527)
Distributions to noncontrolling interest	—	—	—	—	—	(2,431)	(2,431)
Redemptions	48	(20)	(48)	(5,026)	—	(3,510)	(8,556)
Distributions declared ($2.57 per unit)	—	(165,419)	—	(5,869)	—	—	(171,288)
Balances at March 31, 2025	64,358	$5,554,381	2,283	$69,653	$20,074	$101,467	$5,745,575

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended March 31, 2024	Units	Amount	Units	Amount
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978
Net income	—	272,731	—	9,599	—	2,810	285,140
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	7,995	—	7,995
Issuance of common units under:
General partner's stock based compensation, net	6	962	—	—	—	—	962
Sale of common stock by general partner, net	—	(8)	—	—	—	—	(8)
Equity based compensation costs	—	1,637	—	58	—	—	1,695
Changes in the redemption value of redeemable noncontrolling interest	—	(180)	—	165	—	28	13
Distributions to noncontrolling interest	—	—	—	—	—	(2,875)	(2,875)
Redemptions	—	(249)	—	—	—	(30)	(279)
Distributions declared ($2.45 per unit)	—	(157,331)	—	(5,537)	—	—	(162,868)
Balances at March 31, 2024	64,209	$5,506,752	2,259	$49,276	$46,641	$121,084	$5,723,753

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$212,778	$285,140
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	529	94
Depreciation and amortization	151,287	139,733
Amortization of discount and debt financing costs, net	220	2,341
Realized and unrealized gains on marketable securities, net	91	(3,351)
Provision for credit losses	(3)	47
Equity income from co-investments	(13,209)	(12,366)
Operating distributions from co-investments	13,709	9,080
Accrued interest from notes and other receivables	(2,593)	(3,953)
Gain on the sale of real estate and land	(111,030)	—
Equity-based compensation	1,958	1,592
Loss on early retirement of debt	762	—
Gain on remeasurement of co-investment	(330)	(138,326)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	2,996	(1,493)
Accounts payable, accrued liabilities, and operating lease liabilities	25,385	39,141
Other liabilities	(1,047)	(2,824)
Net cash provided by operating activities	281,503	314,855
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(345,211)	(355,309)
Redevelopment	(12,046)	(11,417)
Development acquisitions of and additions to real estate under development	(7,856)	(1,348)
Capital expenditures on rental properties	(27,914)	(26,388)
Investments in notes receivable	—	(1,059)
Collections of notes and other receivables	3,096	—
Proceeds from insurance for property losses	848	301
Proceeds from dispositions of real estate	125,997	—
Contributions to co-investments	(3,934)	(2,074)
Changes in refundable deposits	(2,000)	—
Purchases of marketable securities	(6,306)	(163)
Sales and maturities of marketable securities	13	14
Non-operating distributions from co-investments	8,000	—
Net cash used in investing activities	(267,313)	(397,443)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	398,416	349,132
Payments on unsecured debt and mortgage notes	(70,362)	(761)
Proceeds from lines of credit	550,897	—
Repayments of lines of credit	(688,842)	—
Additions to deferred charges	(3,055)	(2,692)

	Three Months Ended March 31,
	2025	2024
Payments related to debt prepayment penalties	(697)	—
Net costs from issuance of common units	—	(8)
Net proceeds from stock options exercised	6,028	962
Payments related to tax withholding for share-based compensation	(519)	—
Distributions to noncontrolling interest	(2,333)	(2,163)
Redemption of noncontrolling interests	(8,556)	(279)
Common units distributions paid	(163,151)	(154,067)
Net cash provided by financing activities	17,826	190,124
Net increase in unrestricted and restricted cash and cash equivalents	32,016	107,536
Unrestricted and restricted cash and cash equivalents at beginning of period	75,846	400,334
Unrestricted and restricted cash and cash equivalents at end of period	$107,862	$507,870
Cash acquired in consolidation of co-investment
Supplemental disclosure of cash flow information:
Cash paid for interest (net of $0.7 million and $0.1 million capitalized in 2025 and 2024, respectively)	$61,250	$58,241
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,713	$1,803
Supplemental disclosure of noncash investing and financing activities:
Reclassifications to (from) redeemable noncontrolling interest from (to) general and limited partner capital and noncontrolling interest	$3,527	$(13)
Leased assets obtained in exchange for new operating lease liabilities	$2,727	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. Unless otherwise indicated, the notes to condensed consolidated financial statements apply to both the Company and the Operating Partnership.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain reclassifications have been made to conform to the current year's presentation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% and 96.5% general partnership interest as of March 31, 2025 and December 31, 2024, respectively. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,283,494 and 2,331,251 as of March 31, 2025 and December 31, 2024, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $700.1 million and $665.4 million as of March 31, 2025 and December 31, 2024, respectively. The Company has reserved shares of common stock for such conversions.

As of March 31, 2025, the Company owned or had ownership interests in 258 operating apartment communities, comprising 62,772 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline consisting of one consolidated project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, the FASB issued ASU No. 2025-01 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”. ASU 2024-03 requires disaggregated information for specified categories of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, to be presented in certain expense captions on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. The new standards may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial position.

Accounting Pronouncements Adopted in the Current Year

In August 2023, the FASB issued ASU No. 2023-05 “Business Combinations—Joint Venture Formations (Subtopic 805-60)” under which an entity that qualifies as a joint venture is required to apply a new basis of accounting upon the formation of the joint venture. The amendments in ASU 2023-05 require that a joint venture must initially measure its assets and liabilities at fair value on the formation date. ASU 2023-05 is effective for all joint ventures that are formed on or after January 1, 2025 and early adoption is permitted. The Company adopted ASU No. 2023-05 as of January 1, 2025. This adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

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

Marketable Securities

The Company reports its equity securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds and Level 2 for the unsecured debt, as defined by the FASB standard for fair value measurements). As of both March 31, 2025 and December 31, 2024, less than $0.1 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represented investments measured at fair value, using net asset value as a practical expedient, and were not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Any realized and unrealized gains and losses in equity securities, realized gains in debt securities, and interest income are included in interest and other income in the condensed consolidated statements of income and comprehensive income. There were no other-than-temporary impairment charges for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, U.S. treasury securities, and corporate debt securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

As of March 31, 2025 and December 31, 2024, marketable securities consisted of the following ($ in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$2,676	$(22)	$2,654
Common stock, preferred stock and stock funds	49,247	17,881	67,128

Debt securities:
Available for sale
U.S. treasury securities	3,125	12	3,137
Corporate debt securities	3,089	5	3,094
Total - Marketable securities	$58,137	$17,876	$76,013

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$2,645	$(67)	$2,578
Common stock, preferred stock and stock funds	49,195	18,021	67,216
Total - Marketable securities	$51,840	$17,954	$69,794

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and four co-investments as of March 31, 2025. As of December 31, 2024, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities) and five co-investments. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $818.0 million and $243.9 million, respectively, as of March 31, 2025 and $893.0 million and $319.1 million, respectively, as of December 31, 2024. Noncontrolling interests in these entities was $101.4 million and $105.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2025 and December 31, 2024, the Company did not have any VIEs of which it was not the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 14, Equity Based Compensation Plans, in the Company’s annual report on Form 10-K for the year ended December 31, 2024) are being amortized over the expected service periods.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, and notes and other receivables approximate fair value as of March 31, 2025 and December 31, 2024, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $6.2 billion and $5.8 billion as of March 31, 2025 and December 31, 2024, respectively, was approximately $5.9 billion and $5.5 billion, respectively. Management has estimated that the fair value of the Company’s $614.3 million and $752.3 million of variable rate debt at March 31, 2025 and December 31, 2024, respectively, was approximately $611.9 million and $749.4 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimated that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of March 31, 2025 and December 31, 2024 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of March 31, 2025 and December 31, 2024.

Capitalization of Costs

The Company’s capitalized costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $6.2 million and $5.3 million during the three months ended March 31, 2025 and 2024, respectively. The Company amortizes the capitalized costs over the life of the development.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the condensed consolidated statements of income and comprehensive income equal to the amount by which the fair value of the co-investment interest, using Level 2 inputs, exceeds the Company’s carrying value of the co-investment. A majority of the co-investments, excluding most preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company evaluates its investments in co-investments for impairment and records a loss if the carrying value is greater than the fair value of the investment and the impairment is other-than-temporary.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale debt securities	Total
Balance at December 31, 2024	$24,655	$—	$24,655
Other comprehensive loss before reclassification	(9,053)	16	(9,037)
Amounts reclassified from accumulated other comprehensive income	2	—	2
Other comprehensive loss	(9,051)	16	(9,035)
Balance at March 31, 2025	$15,604	$16	$15,620

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale debt securities	Total
Balance at December 31, 2024	$29,429	$—	$29,429
Other comprehensive loss before reclassification	(9,374)	17	(9,357)
Amounts reclassified from accumulated other comprehensive income	2	—	2
Other comprehensive loss	(9,372)	17	(9,355)
Balance at March 31, 2025	$20,057	$17	$20,074

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense in the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $34.4 million and $30.8 million as of March 31, 2025 and December 31, 2024, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2025 is as follows ($ in thousands):

Balance at December 31, 2024	$30,849
Reclassification due to change in redemption value and other	3,527
Balance at March 31, 2025	$34,376

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
March 31, 2025 and 2024
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents - unrestricted	$98,735	$66,795	$499,036	$391,749
Cash and cash equivalents - restricted	9,127	9,051	8,834	8,585
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statements of cash flows	$107,862	$75,846	$507,870	$400,334

Gain Contingencies

Contingencies, commonly resulting from legal settlements, will periodically arise that may result in a gain. Gain contingencies are typically not recognized in the financial statements until all uncertainties related to the contingency have been resolved. In the case of legal settlements, the Company determines that all uncertainties have been resolved when cash or other consideration has been received by the Company. During the three months ended March 31, 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain. There were no material gains from legal settlements during the three months ended March 31, 2025.

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

(2) Significant Transactions During the Three Months Ended March 31, 2025 and Subsequent Events

Significant Transactions

Acquisition of Real Estate Interests

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Contract Price at Pro Rata Share
The Plaza	CA	307	100%	$161.4
One Hundred Grand	CA	166	N/A	105.3	(1)
ROEN Menlo Park	CA	146	100%	78.8
Total acquisitions		619		$345.5

(1)    One Hundred Grand replaced Highridge, an apartment community owned by DownREIT entities that are consolidated by the Company, within the DownREIT structures of those entities pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (“Section 1031 Exchange”).

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

Disposition of Real Estate Interests

Property Name	Location	Apartment Homes	Sale Price at Pro Rata Share
Highridge	CA	255	$127.0	(1)
Total dispositions		255	$127.0

(1)    Highridge, an apartment community owned by DownREIT entities that are consolidated by the Company, was replaced by One Hundred Grand within the DownREIT structures of those entities pursuant to a Section 1031 Exchange. The Company recognized a $111.0 million gain on sale of real estate and land in the condensed consolidated statements of income and comprehensive income. In conjunction with the sale, $69.6 million in debt associated with the property was paid off and the Company recorded a $0.8 million loss on early extinguishment of debt.

Real Estate Assets Held for Sale

As of March 31, 2025, one community comprised of 350 apartment homes was classified as held for sale.

Preferred Equity Investments

In the fourth quarter of 2024, the Company repaid a $72.0 million senior mortgage associated with a $22.7 million preferred equity investment in Artizan, a 241-unit stabilized apartment home community located in Oakland, CA, and subsequently issued a default notice to the third-party sponsor in January 2025, assumed full managerial control and consolidated the property based on a valuation of $95.0 million. The Company recorded $0.3 million as a gain on remeasurement of co-investment in the condensed consolidated statements of income and comprehensive income.

In March 2025, the Company received cash of $9.9 million for the full redemption of a preferred equity investment in a joint venture that holds property located in California.

Senior Unsecured Debt

In February 2025, the Operating Partnership issued $400.0 million of senior unsecured notes due on April 1, 2035 with a coupon rate of 5.375% per annum (the “2035 Notes”), which are payable on April 1 and October 1 of each year, beginning on October 1, 2025. The 2035 Notes were offered to investors at a price of 99.604% of the principal amount. The 2035 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex.

Subsequent events

Subsequent to quarter end, the Company sold the held for sale property noted above for a contract price of $239.6 million.

In April 2025, the Company repaid its $500.0 million unsecured notes at maturity.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Rental income	$455,860	$417,236
Other property	6,229	6,979
Management and other fees from affiliates	2,494	2,713
Total revenues	$464,583	$426,928

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Southern California	$188,622	$168,890
Northern California	184,344	162,656
Seattle Metro	77,214	71,913
Other real estate assets (1)	11,909	20,756
Total rental and other property revenues	$462,089	$424,215

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

The following table presents the Company’s rental and other property revenues disaggregated by current property category status for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Same-property (1)	$409,147	$395,584
Acquisitions (2)	34,770	1,598
Non-residential/other, net (3)	18,560	27,096
Straight line rent concession (4)	(388)	(63)
Total rental and other property revenues	$462,089	$424,215

(1)Same-property includes properties that have comparable stabilized results as of January 1, 2024 and are consolidated by the Company for the three months ended March 31, 2025 and 2024. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

(2)Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2024.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.3 million as of both March 31, 2025 and December 31, 2024, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the three months ended March 31, 2025 that was included in the December 31, 2024 deferred revenue balance was less than $0.1 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of March 31, 2025, the Company had $0.3 million of remaining performance obligations. The Company expects to recognize approximately 30% of these remaining performance obligations in 2025 and the remaining 70% through 2027.

(4) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment communities. Additionally, the Company has invested in five technology co-investments and, as of March 31, 2025, the co-investment balance of these investments was $62.7 million, and the aggregate commitment was $86.0 million. As of December 31, 2024, the Company had five technology co-investments and the co-investment balance of these investments was $57.3 million and the aggregate commitment was $86.0 million.

The carrying values of the Company’s co-investments as of March 31, 2025 and December 31, 2024 were as follows ($ in thousands, except in parenthetical):

	Weighted Average Company Ownership Percentage (1)	March 31, 2025	December 31, 2024
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	54%	$136,905	$147,232
BEX IV and 500 Folsom	50%	143,953	146,142
Other (3)	53%	88,470	86,089
Total operating and other co-investments, net		369,328	379,463
Total preferred equity co-investments (includes related party investments of $49.3 million and $48.1 million as of March 31, 2025 and December 31, 2024, respectively. See Note 6, Related Party Transactions, for further discussion)		453,063	476,278
Total co-investments, net		$822,391	$855,741

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

(1)Weighted average company ownership percentages are as of March 31, 2025.
(2)As of March 31, 2025 and December 31, 2024, the Company’s investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $82.0 million and $77.2 million, respectively, due to distributions received in excess of the Company’s investment.
(3)As of March 31, 2025 and December 31, 2024, the Company’s investment in Expo was classified as a liability of $2.3 million and $2.0 million, respectively, due to distributions received in excess of the Company’s investment. The weighted average company ownership percentage excludes the Company’s investments in non-core technology co-investments which are carried at fair value.

The combined summarized financial information of co-investments is as follows ($ in thousands):

	March 31, 2025	December 31, 2024
Combined balance sheets: (1)
Rental properties and real estate under development	$3,938,493	$4,094,826
Other assets	230,450	277,420
Total assets	$4,168,943	$4,372,246
Debt	$2,856,849	$3,001,303
Other liabilities	240,865	235,111
Equity	1,071,229	1,135,832
Total liabilities and equity	$4,168,943	$4,372,246

	Three Months Ended March 31,
	2025	2024
Combined statements of income: (1)
Property revenues	$86,306	$106,293
Property operating expenses	(32,702)	(42,314)
Net operating income	53,604	63,979
Interest expense	(27,301)	(40,943)
General and administrative	(4,206)	(7,563)
Depreciation and amortization	(36,587)	(45,793)
Net loss	$(14,490)	$(30,320)
Company’s share of net income (2)	$13,209	$12,366

(1)Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2)Includes the Company’s share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes related party income of $1.2 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	$61,944	$60,538
Note receivable, secured, bearing interest at 12.00%, due January 2025 (Originated August 2022)	—	3,167
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	40,310	39,187
Receivable from preferred equity investment sponsor (1)	—	72,002
Other receivables from affiliates	5,344	5,646
Straight line rent receivables (2)	8,689	9,235
Other receivables	17,963	17,460
Allowance for credit losses	(526)	(529)
Total notes and other receivables	$133,724	$206,706

(1)In the fourth quarter of 2024, the Company repaid a $72.0 million senior mortgage associated with a preferred equity investment in Artizan, a 241-unit stabilized apartment home community located in Oakland, CA, and subsequently issued a default notice to the third-party sponsor in January 2025, assumed full managerial control and consolidated the property. Refer to Note 2, Significant Transactions During the three months ended March 31, 2025, for additional details.
(2)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company’s operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$529	$687
Provision for credit losses	(3)	25
Balance at end of period	$526	$712

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.5 million and $2.8 million during the three months ended March 31, 2025 and 2024, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of less than $0.1 million for the three months ended March 31, 2025 and $0.1 million for three months ended March 31, 2024, against general and administrative expenses.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. (“MMI”), a national brokerage firm listed on the New York Stock Exchange. For the three months ended March 31, 2025 and 2024, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of March 31, 2025, $11.0 million of this commitment was funded and the Company accrues interest based on a 9.0% preferred return. The remaining unfunded commitment of $2.0 million expired in November 2024.

The Company has provided short-term loans to affiliates. As of March 31, 2025 and December 31, 2024, $5.3 million and $5.6 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consisted of the following for the periods presented ($ in thousands):

	March 31, 2025	December 31, 2024	Weighted Average Maturity In Years as of March 31, 2025
Term loan - variable rate, net	$298,701	$298,571	2.5
Bonds public offering - fixed rate, net (1)	5,571,961	5,175,217	6.9
Unsecured debt, net (2)	5,870,662	5,473,788
Lines of credit (3)	—	137,945
Mortgage notes payable, net (4)	919,590	989,884	6.3
Total debt, net	$6,790,252	$6,601,617
Weighted average interest rate on fixed rate unsecured bonds public offering	3.6%	3.4%
Weighted average interest rate on variable rate term loan	4.2%	4.2%
Weighted average interest rate on lines of credit	5.3%	5.7%
Weighted average interest rate on mortgage notes payable	4.1%	4.2%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

(1)In February 2025, the Operating Partnership issued $400.0 million of senior unsecured notes due on April 1, 2035 with a coupon rate of 5.375% per annum, which are payable on April 1 and October 1 of each year, beginning on October 1, 2025. The 2035 Notes were offered to investors at a price of 99.604% of the principal amount. In April 2025, the Company used these proceeds to repay its $500.0 million senior unsecured notes at maturity.
(2)Unsecured debt, net, consists of fixed rate public bond offerings and a variable rate term loan which includes unamortized discounts, net of premiums of $1.2 million and unamortized premiums, net of discounts of $0.1 million, and unamortized debt issuance costs of $28.1 million and $26.3 million, as of March 31, 2025 and December 31, 2024, respectively.
(3)Lines of credit, related to the Company’s two lines of unsecured credit aggregating $1.28 billion as of both March 31, 2025, and December 31, 2024, excludes unamortized debt issuance costs of $5.8 million and $6.2 million as of March 31, 2025 and December 31, 2024, respectively. These debt issuance costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets. As of March 31, 2025, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature, and a scheduled maturity date of January 2029 with two six-month extensions, exercisable at the Company’s option. As of March 31, 2025, the Company’s $75.0 million working capital unsecured line of credit had an interest rate of the Adjusted SOFR plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature, and a scheduled maturity date of July 2026.
(4)Includes total unamortized discounts, net of premiums of approximately $0.3 million and $0.2 million, reduced by unamortized debt issuance costs of $2.4 million and $2.6 million, as of March 31, 2025 and December 31, 2024, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit, as of March 31, 2025 were as follows ($ in thousands):

2025	$643,249
2026	644,405
2027	734,397
2028	518,332
2029	501,456
Thereafter	3,780,481
Total	$6,822,320

(8) Segment Information

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

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income (loss). Other real estate assets revenues, property operating expenses, including real estate taxes, and NOI included in the following schedule also consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line adjustments for concessions. Executive management does not evaluate such operating performance geographically. Other non-segment assets include items such as real estate under development, co-investments, real estate held for sale, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025			2024
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$188,622	$54,630	$133,992	$168,890	$49,733	$119,157
Northern California	184,344	57,695	126,649	162,656	51,171	111,485
Seattle Metro	77,214	23,902	53,312	71,913	21,126	50,787
Other real estate assets	11,909	2,394	9,515	20,756	4,468	16,288
Total	$462,089	$138,621	$323,468	$424,215	$126,498	$297,717

Total net operating income			323,468			297,717
Management and other fees from affiliates			2,494			2,713
Corporate-level property management expenses			(12,332)			(11,099)
Depreciation and amortization			(151,287)			(139,733)
General and administrative			(16,292)			(17,171)
Expensed acquisition and investment related costs			—			(68)
Gain on sale of real estate and land			111,030			—
Interest expense			(62,732)			(55,933)
Total return swap income			1,200			796
Interest and other income			4,289			57,275
Equity income from co-investments			13,209			12,366
Tax benefit (expense) on unconsolidated co-investments			163			(49)
Loss on early retirement of debt			(762)			—
Gain on remeasurement of co-investment			330			138,326
Net income			$212,778			$285,140

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Assets:
Southern California	$4,124,581	$4,275,506
Northern California	5,875,927	5,501,160
Seattle Metro	1,447,563	1,460,865
Other real estate assets (1)	157,847	201,369
Net reportable operating segments - real estate assets	11,605,918	11,438,900
Real estate under development	96,268	52,682
Co-investments	906,686	935,014
Real estate held for sale	112,173	—
Cash and cash equivalents, including restricted cash	107,862	75,846
Marketable securities	76,013	69,794
Notes and other receivables	133,724	206,706
Operating lease right-of-use assets	53,351	51,556
Prepaid expenses and other assets	94,263	96,861
Total assets	$13,186,258	$12,927,359

(1)Includes retail space, commercial properties, held for sale properties, and disposition properties.

(9) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share was calculated as follows for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$203,110	64,314,899	$3.16	$272,731	64,205,086	$4.25
Effect of Dilutive Securities:
Stock options	—	35,000		—	6,920
Diluted:
Net income available to common stockholders	$203,110	64,349,899	$3.16	$272,731	64,212,006	$4.25

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,306,953 and 2,258,812, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended March 31, 2025 and 2024, respectively because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $7.3 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively.

Stock options of 177,196 and 395,585 for the three months ended March 31, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit was calculated as follows for the periods presented ($ in thousands, except per unit amounts):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$210,389	66,621,852	$3.16	$282,330	66,463,899	$4.25
Effect of Dilutive Securities:
Stock options	—	35,000		—	6,920
Diluted:
Net income available to common unitholders	$210,389	66,656,852	$3.16	$282,330	66,470,819	$4.25

Stock options of 177,196 and 395,585 for the three months ended March 31, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of March 31, 2025, the Company had two interest rate swap contracts with an aggregate notional amount of $347.5 million. The Company has $300.0 million in notional amount that effectively fixed the interest rate on the Company’s $300.0 million unsecured term loan at 4.2%. The remaining $47.5 million in notional amount effectively converts $47.5 million of variable rate mortgage notes payable to an all-in fixed rate of 2.83%. These derivatives qualify for hedge accounting.

As of March 31, 2025 and December 31, 2024, the aggregate carrying value of the interest rate swap contracts was an asset of $3.4 million and $5.5 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

(11) Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations. Such lawsuits have not had a material adverse effect on the Company’s financial condition, results of operations or cash flows. While no assurances can be given, the Company does not believe there is any pending or threatened litigation against the Company that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2024 annual report on Form 10-K for the year ended December 31, 2024. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this quarterly report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Forward-Looking Statements.”

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2025, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of March 31, 2025, the Company owned or had ownership interests in 258 operating apartment communities, comprising 62,772 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, two operating commercial buildings, a development pipeline comprised of one consolidated project and various predevelopment projects.

The Company’s apartment communities are predominantly located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated operating communities were as follows:

	As of March 31, 2025		As of March 31, 2024
	Apartment Homes	%	Apartment Homes	%
Southern California	23,572	43%	23,262	44%
Northern California	20,607	37%	19,244	36%
Seattle Metro	10,899	20%	10,555	20%
Total	55,078	100%	53,061	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX IV and other co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The communities previously held in the BEXAEW, BEX II, Patina at Midtown, and Century Towers co-investments, which were consolidated in 2024, are excluded from the table as of March 31, 2024 but included in the table as of March 31, 2025.

Market Considerations

Recently, domestic policy actions, including tariff discussions, as well as continuing geopolitical tensions and regional conflicts have increased uncertainty. The long-term impact of these developments on our company will largely depend on the impact on job growth, inflation, the broader economy, and reactions by consumers, companies, governmental entities and capital markets.

The foregoing macroeconomic conditions have not negatively impacted the Company’s ability to access traditional funding sources which have been historically available to it. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The average financial occupancy for the Company’s 2025 Same-Property portfolio (stabilized properties consolidated by the Company for the quarters ended March 31, 2025 and 2024) was 96.3% for both the three months ended March 31, 2025 and 2024. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Southern California	95.8%	96.1%
Northern California	96.8%	96.2%
Seattle Metro	96.3%	97.0%

The following table provides a breakdown of property revenue amounts, including the revenues attributable to the Same-Properties ($ in thousands):

	Number of Apartment Homes	Three Months Ended March 31,		Dollar Change	Percentage Change
		2025	2024
Same-Property Revenues:
Southern California	20,654	$168,423	$162,228	$6,195	3.8%
Northern California	18,451	167,314	161,572	5,742	3.6%
Seattle Metro	10,341	73,410	71,784	1,626	2.3%
Total Same-Property Revenues	49,446	409,147	395,584	13,563	3.4%
Non-Same Property Revenues		52,942	28,631	24,311	84.9%
Total Property Revenues		$462,089	$424,215	$37,874	8.9%

Same-Property Revenues increased by $13.6 million or 3.4% to $409.1 million for the first quarter of 2025 from $395.6 million for the first quarter of 2024. The increase was primarily attributable to an increase of 2.1% in average rental rates from $2,612 per apartment home for the first quarter of 2024 to $2,667 per apartment home for the first quarter of 2025. Additionally, 0.7% of the increase is attributable to a decrease in delinquencies and 0.2% of the increase is attributable to a decrease in cash concessions for the first quarter of 2025 compared to the first quarter of 2024.

Non-Same Property Revenues increased by $24.3 million or 84.9% to $52.9 million in the first quarter of 2025 from $28.6 million in the first quarter of 2024. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park and the consolidation of Artizan in 2025, as well as ARLO Mountain View, Maxwell Sunnyvale, and Beaumont, along with the Company’s acquisition of its joint venture partner’s interests in the BEXAEW and BEX II portfolios, Patina at Midtown, and Century Towers in 2024. The increases were partially offset by the sale of Highridge in 2025 and Hillsdale Garden in 2024.

Property operating expenses, excluding real estate taxes increased by $6.4 million or 8.0% to $86.0 million for the first quarter of 2025 compared to $79.6 million for the first quarter of 2024, primarily due to acquisitions in 2024 and 2025 identified in the non-same property revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2024 and 2025. Same-Property operating expenses, excluding real estate taxes, increased by $2.3 million or 3.0% to $78.0 million in the first quarter of 2025 compared to $75.7 million in the first quarter of 2024, primarily due to an increase of $1.6 million in utilities expenses resulting from increases in trash removal, water and sewer costs.

Real estate taxes increased by $5.7 million or 12.2% to $52.6 million for the first quarter of 2025 compared to $46.9 million for the first quarter of 2024, primarily due to acquisitions in 2024 and 2025 identified in the non-same property revenues section above and estimated 2025 increases in real estate taxes in California and the Seattle Metro region. Same-Property real estate taxes increased by $2.2 million or 5.0% to $46.3 million for the first quarter of 2025 compared to $44.1 million for the first quarter of 2024 primarily due to estimated increases in real estate taxes in California and the Seattle Metro region for 2025.

Depreciation and amortization expense increased by $11.6 million or 8.3% to $151.3 million for the first quarter of 2025 compared to $139.7 million for the first quarter of 2024, primarily due to acquisitions in 2025 and 2024 identified in the non-same property revenues section above. The increase was partially offset by dispositions in 2025 and 2024.

Gain on sale of real estate and land of $111.0 million was attributable to the disposition of Highridge.

Interest expense increased by $6.8 million or 12.2% to $62.7 million for the first quarter of 2025 compared to $55.9 million for the first quarter of 2024, primarily due to the issuance in March 2024 and August 2024 of $550.0 million senior unsecured notes due April 2034, the issuance in February 2025 of $400.0 million senior unsecured notes due April 2035, and increased borrowing during the quarter on the two unsecured lines of credit which resulted in an increase in interest expense of $11.9 million for the first quarter of 2025. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the first quarter of 2024, but primarily due to the payoff of $400.0 million of senior unsecured notes due May 1, 2024, which resulted in a decrease in interest expense of $4.4 million for the first quarter of 2025. Additionally, there was a $0.7 million increase in capitalized interest in the first quarter of 2025, due to an increase in development activity as compared to the same period in 2024.

Interest and other income decreased by $53.0 million or 92.5% to $4.3 million for the first quarter of 2025 compared to $57.3 million for the first quarter of 2024, primarily due to a decrease of $42.4 million in gains from legal settlements. During the first quarter of 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain. There were no material gains from legal settlements during the first quarter of 2025.

Equity income from co-investments increased by $0.8 million or 6.5% to $13.2 million for the first quarter of 2025 compared to $12.4 million for the first quarter of 2024, primarily due to a $3.7 million impairment loss on one of the Company’s preferred equity investments incurred during the first quarter of 2024, with no current year equivalent and reduced equity loss from the Company’s operating co-investments. These increases were offset by $1.5 million of promote income recognized from the closing of the BEXAEW portfolio acquisition during the first quarter of 2024, with no current year equivalent and a decrease in unrealized and realized gains from non-core co-investments.

Loss on early retirement of debt of $0.8 million was due to the payoff of debt in conjunction with the disposition of Highridge.

Gain on remeasurement of co-investment of $0.3 million resulted from the Company’s consolidation of its investment in Artizan.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $98.7 million of unrestricted cash and cash equivalents and $76.0 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, or decreased investment in redevelopment activities to supplement operating cash flows. The timing, source and amounts of cash flows provided by or used in financing activities and investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2025, Moody’s Investor Service, and Standard and Poor’s credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2025, the Company had two unsecured lines of credit aggregating $1.28 billion. As of March 31, 2025, there was no outstanding balance on the Company’s $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company’s sustainability metric adjustment feature, and was at the Adjusted SOFR plus 0.765% as of March 31, 2025. This facility is scheduled to mature in January 2029, with two six-month extensions, exercisable at the Company’s option. As of March 31, 2025, there was no outstanding balance on the Company’s $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company’s sustainability metric adjustment feature, and was at the Adjusted SOFR plus 0.765% as of March 31, 2025. This facility is scheduled to mature in July 2026.

In February 2025, the Operating Partnership issued $400.0 million of senior unsecured notes due on April 1, 2035 with a coupon rate of 5.375% per annum (the “2035 Notes”), which are payable on April 1 and October 1 of each year, beginning on October 1, 2025. The 2035 Notes were offered to investors at a price of 99.604% of the principal amount. The 2035 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The proceeds were used to repay the Company’s $500.0 million senior unsecured notes at maturity in April 2025.

In August 2024, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the “2024 ATM Program”). In connection with the 2024 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2024 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date. Furthermore, it would permit the Company, at its election, to settle the agreements by issuing common stock in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of common stock or cash. Issuances of shares under these forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements are recorded in the condensed consolidated financial statements until settlement occurs. Prior to any settlements, the only impact to the condensed consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted earnings per share and diluted earnings per unit using the treasury stock method. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s common stock over the term of the forward sale agreement.

The 2024 ATM Program replaced the prior equity distribution agreement entered into in September 2021 (the “2021 ATM Program”), which was terminated upon the establishment of the 2024 ATM Program.

During the three months ended March 31, 2025, the Company did not sell any shares of its common stock through the 2024 ATM Program.

During the three months ended March 31, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which is to be settled by September 2026.

As of March 31, 2025, $900.0 million of shares remain available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

In September 2022, the Company announced that its Board of Directors approved a new stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. During the three months ended March 31, 2025, the Company did not repurchase any shares and as of March 31, 2025, the Company had $302.7 million of purchase authority remaining under its $500.0 million stock repurchase plan.

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

As of March 31, 2025, the Company’s development pipeline was comprised of one consolidated development project of 543 apartment homes and various predevelopment projects, with total incurred costs of $96.3 million, and estimated remaining project costs of approximately $258.7 million, for total estimated project costs of $355.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 7,694 apartment homes in operating communities with joint ventures and technology co-investments for a total book value of $369.3 million as of March 31, 2025.

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

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as “expects,” “assumes,” “anticipates,” “may,” “will,” “intends,” “plans,” “projects,” “believes,” “seeks,” “future,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding expected operating performance and results, qualification as a REIT under the Internal Revenue Code of 1986, as amended, property stabilizations, property acquisition and disposition activity, joint venture and co-investment activity, development and redevelopment activity and other capital expenditures, capital raising and financing activity, revenue and expense growth, financial occupancy, interest rate and other economic expectations, included estimated remaining and total project costs related to the Company’s development pipeline.

While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: the short and long-term impact of the January 2025 California wildfires, including in relation to regulation, insurance, tenant demand and other factors; occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts, including from tariffs imposed by the current presidential administration and the threat of such tariffs; geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; the Company’s inability to maintain its investment grade credit rating with the rating agencies; the Company may be unsuccessful in the management of its relationships with its co-investment partners; the Company may fail to achieve its business objectives; time of actual completion and/or stabilization of development and redevelopment projects, including potential delays due to supply shortages related to tariffs and/or labor shortages related to deportations or threat of deportations; estimates of future income from an acquired property may prove to be inaccurate; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations and the anticipated or actual impact of future changes in laws or regulations; unexpected difficulties in leasing of future development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company’s annual report on Form 10-K for the year ended December 31, 2024, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income available to common stockholders	$203,110	$272,731
Adjustments:
Depreciation and amortization	151,287	139,733
Gains not included in FFO	(111,360)	(138,326)
Impairment loss from unconsolidated co-investments	—	3,726
Depreciation and amortization from unconsolidated co-investments	14,378	18,470
Noncontrolling interest related to Operating Partnership units	7,279	9,599
Depreciation attributable to third party ownership and other (1)	(46)	(389)
Funds from operations attributable to common stockholders and unitholders	$264,648	$305,544
FFO per share-diluted	$3.97	$4.60
Non-core items:
Expensed acquisition and investment related costs	$—	$68
Tax (benefit) expense on unconsolidated co-investments (2)	(163)	49
Realized and unrealized losses (gains) on marketable securities, net	91	(3,351)
Provision for credit losses	(3)	47
Equity income from non-core co-investments (3)	(1,716)	(5,870)
Loss on early retirement of debt	762	—
Co-investment promote income	—	(1,531)
General and administrative and other, net (4)	1,276	2,541
Insurance reimbursements, legal settlements, and other, net (5)	(361)	(42,814)
Core funds from operations attributable to common stockholders and unitholders	$264,534	$254,683
Core FFO per share-diluted	$3.97	$3.83
Weighted average number of shares outstanding, diluted (6)	66,656,852	66,470,819

(1)The Company consolidates certain co-investments. The noncontrolling interest’s share of net operating income in these investments for the three months ended March 31, 2025 and 2024 was $0.1 million and $0.9 million, respectively.
(2)Represents tax related to net unrealized gains or losses on technology co-investments.
(3)Represents the Company’s share of co-investment income or loss from technology co-investments.
(4)Includes political advocacy costs of $0.1 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
(5)During the three months ended March 31, 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain which was excluded from Core FFO. There were no material gains from legal settlements during the three months ended March 31, 2025.
(6)Assumes conversion of all outstanding limited partnership units in the Operating Partnership into shares of the Company’s common stock and excludes DownREIT limited partnership units.

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

	Three Months Ended March 31,
	2025	2024
Earnings from operations	$257,081	$132,359
Adjustments:
Corporate-level property management expenses	12,332	11,099
Depreciation and amortization	151,287	139,733
Management and other fees from affiliates	(2,494)	(2,713)
General and administrative	16,292	17,171
Expensed acquisition and investment related costs	—	68
Gain on sale of real estate and land	(111,030)	—
NOI	323,468	297,717
Less: Non-Same Property NOI	(38,575)	(21,879)
Same-Property NOI	$284,893	$275,838

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2025, the Company had two interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on the Company’s $300.0 million unsecured term loan and $47.5 million of variable rate mortgage notes payable. The Company’s interest rate swap was designated as a cash flow hedge as of March 31, 2025. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2025. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2025 ($ in thousands).

	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$347,500	2026	$3,419	$5,791	$1,030
Total cash flow hedges	$347,500	2026	$3,419	$5,791	$1,030

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $220.6 million that effectively convert $220.6 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index plus a spread and have a carrying value of zero as of March 31, 2025. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows ($ in thousands):

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair value
Fixed rate debt	$642,477	548,291	350,000	517,000	500,000	3,648,000	$6,205,768	$5,883,235
Average interest rate	3.5%	3.5%	3.8%	2.2%	4.1%	3.8%	3.6%
Variable rate debt (1)	$772	96,114	384,397	1,332	1,456	132,481	$616,552	$611,887
Average interest rate	3.5%	4.1%	4.0%	3.5%	3.5%	3.5%	3.9%

(1)$220.6 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of March 31, 2025. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2025, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, Essex’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

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

Essex Portfolio, L.P.

As of March 31, 2025, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Part II -- Other Information

Item 1: Legal Proceedings

The information regarding lawsuits, other proceedings and claims, set forth in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, is incorporated by reference into this Item 1. In addition to such matters referred to in Note 11, the Company is subject to various lawsuits in the normal course of its business operations. While the resolution of any such matter cannot be predicted with certainty, the Company is not currently a party to any legal proceedings nor is any legal proceeding currently threatened against the Company that the Company believes, individually or in the aggregate, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2024, which could materially affect the Company’s financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC and available at www.sec.gov. The risks described in the Company’s annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company’s financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2025, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2025, Essex issued an aggregate of 77,631 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $6.0 million from the option exercises during the three months ended March 31, 2025 to the Operating Partnership in exchange for an aggregate of 27,990 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2025, 49,641 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In September 2022, the Company announced that its Board of Directors approved a stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. During the three months ended March 31, 2025, the Company did not repurchase any shares. As of March 31, 2025, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

Except as described below, during the three months ended March 31, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 105b-1 trading arrangement”.

On March 24, 2025, Anne Morrison, Executive Vice President, Chief Administrative Officer and General Counsel, entered into a “Rule 10b5-1 trading arrangement”, as such item is defined in Item 408(a) of Regulation S-K, that provides for the potential exercise of stock options and associated sale of up to 11,151 shares of common stock. The plan will expire on March 25, 2027, subject to early termination for certain specified events as set forth in the plan.

Item 6: Exhibits

A. Exhibits
4.1
Base Indenture, dated March 14, 2024, by and among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2024, and incorporated herein by reference.

4.2
Second Supplemental Indenture, dated February 18, 2025, by and among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.500% Senior Notes due 2034 and the guarantee thereof, attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 18, 2025, and incorporated herein by reference.

31.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith.

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: April 30, 2025

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 30, 2025

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: April 30, 2025

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 30, 2025

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer