Form 10-Q
period 2025-06-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2025-07-30
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,404,022 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 23, 2025.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2025 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a California limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As of June 30, 2025, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership’s day-to-day management.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,320,696	$3,246,789
Buildings and improvements	14,652,727	14,342,729
	17,973,423	17,589,518
Less: accumulated depreciation	(6,263,819)	(6,150,618)
	11,709,604	11,438,900
Real estate under development	105,591	52,682
Co-investments	895,821	935,014
Real estate held for sale	47,653	—
	12,758,669	12,426,596
Cash and cash equivalents-unrestricted	58,679	66,795
Cash and cash equivalents-restricted	9,205	9,051
Marketable securities	82,162	69,794
Notes and other receivables, net of allowance for credit losses of $0.5 million as of both June 30, 2025 and December 31, 2024	138,096	206,706
Operating lease right-of-use assets	52,519	51,556
Prepaid expenses and other assets	82,160	96,861
Total assets	$13,181,490	$12,927,359
LIABILITIES AND EQUITY
Unsecured debt, net	$5,519,922	$5,473,788
Mortgage notes payable, net	874,532	989,884
Lines of credit and commercial paper	365,000	137,945
Accounts payable and accrued liabilities	188,708	212,747
Construction payable	27,069	14,347
Dividends payable	173,747	165,443
Distributions in excess of investments in co-investments	89,389	79,273
Liabilities associated with real estate held for sale	234	—
Operating lease liabilities	53,266	52,473
Other liabilities	50,787	50,220
Total liabilities	7,342,654	7,176,120
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	32,922	30,849
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,403,865 and 64,280,466 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,685,714	6,668,047
Distributions in excess of accumulated earnings	(1,062,146)	(1,155,662)
Accumulated other comprehensive income, net	11,675	24,655
Total stockholders’ equity	5,635,249	5,537,046
Noncontrolling interest	170,665	183,344
Total equity	5,805,914	5,720,390
Total liabilities and equity	$13,181,490	$12,927,359

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental and other property	$467,610	$439,782	$929,699	$863,997
Management and other fees from affiliates	2,223	2,573	4,717	5,286
	469,833	442,355	934,416	869,283
Expenses:
Property operating, excluding real estate taxes	86,394	79,222	172,421	158,800
Real estate taxes	49,035	47,312	101,629	94,232
Corporate-level property management expenses	12,220	11,622	24,552	22,721
Depreciation and amortization	151,501	145,613	302,788	285,346
General and administrative	17,157	21,136	33,449	38,307
Expensed acquisition and investment related costs	—	—	—	68
	316,307	304,905	634,839	599,474
Gain on sale of real estate and land	126,174	—	237,204	—
Earnings from operations	279,700	137,450	536,781	269,809
Interest expense	(65,262)	(59,120)	(127,994)	(115,053)
Total return swap income	1,071	629	2,271	1,425
Interest and other income	6,808	9,568	11,097	66,843
Equity income from co-investments	8,977	9,652	22,186	22,018
Tax benefit on unconsolidated technology co-investments	232	807	395	758
Loss on early retirement of debt	—	—	(762)	—
Gain on remeasurement of co-investment	—	—	330	138,326
Net income	231,526	98,986	444,304	384,126
Net income attributable to noncontrolling interest	(10,164)	(6,072)	(19,832)	(18,481)
Net income available to common stockholders	$221,362	$92,914	$424,472	$365,645
Comprehensive income	$227,447	$96,499	$430,870	$389,634
Comprehensive income attributable to noncontrolling interest	(10,030)	(5,987)	(19,378)	(18,668)
Comprehensive income attributable to controlling interest	$217,417	$90,512	$411,492	$370,966
Per share data:
Basic:
Net income available to common stockholders	$3.44	$1.45	$6.60	$5.69
Weighted average number of shares outstanding during the period	64,385,988	64,209,878	64,350,640	64,207,482
Diluted:
Net income available to common stockholders	$3.44	$1.45	$6.59	$5.69
Weighted average number of shares outstanding during the period	64,407,613	64,227,651	64,378,953	64,218,911

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024
(Unaudited)
(In thousands, except per share amounts)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended June 30, 2025	Shares	Amount
Balances at March 31, 2025	64,358	$6	$6,672,346	$(1,117,971)	$15,620	$175,574	$5,745,575
Net income	—	—	—	221,362	—	10,164	231,526
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,013)	(136)	(4,149)
Change in fair value of marketable debt securities, net	—	—	—	—	68	2	70
Issuance of common stock under:
Stock option and restricted stock plans, net	19	—	2,902	—	—	—	2,902
Sale of common stock, net	—	—	(101)	—	—	—	(101)
Equity based compensation costs	—	—	2,279	—	—	80	2,359
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,473	—	—	(19)	1,454
Distributions to noncontrolling interest	—	—	—	—	—	(8,185)	(8,185)
Redemptions of noncontrolling interest	27	—	6,815	—	—	(6,815)	—
Common stock dividends ($2.57 per share)	—	—	—	(165,537)	—	—	(165,537)
Balances at June 30, 2025	64,404	$6	$6,685,714	$(1,062,146)	$11,675	$170,665	$5,805,914

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Six Months Ended June 30, 2025	Shares	Amount
Balances at December 31, 2024	64,280	$6	$6,668,047	$(1,155,662)	$24,655	$183,344	$5,720,390
Net income	—	—	—	424,472	—	19,832	444,304
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(13,064)	(457)	(13,521)
Change in fair value of marketable debt securities, net	—	—	—	—	84	3	87
Issuance of common stock under:
Stock option and restricted stock plans, net	49	—	8,411	—	—	—	8,411
Sale of common stock, net	—	—	(101)	—	—	—	(101)
Equity based compensation costs	—	—	4,264	—	—	150	4,414
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,702)	—	—	(371)	(2,073)
Distributions to noncontrolling interest	—	—	—	—	—	(16,485)	(16,485)
Redemptions of noncontrolling interest	75	—	6,795	—	—	(15,351)	(8,556)
Common stock dividends ($5.14 per share)	—	—	—	(330,956)	—	—	(330,956)
Balances at June 30, 2025	64,404	$6	$6,685,714	$(1,062,146)	$11,675	$170,665	$5,805,914

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended June 30, 2024	Shares	Amount
Balances at March 31, 2024	64,209	$6	$6,658,882	$(1,152,136)	$41,279	$175,722	$5,723,753
Net income	—	—	—	92,914	—	6,072	98,986
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,402)	(85)	(2,487)
Issuance of common stock under:
Stock option and restricted stock plans, net	1	—	—	—	—	—	—
Sale of common stock, net	—	—	(105)	—	—	—	(105)
Equity based compensation costs	—	—	1,979	—	—	69	2,048
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,443)	—	—	(254)	(1,697)
Distributions to noncontrolling interest	—	—	—	—	—	(8,663)	(8,663)
Common stock dividends ($2.45 per share)	—	—	—	(157,335)	—	—	(157,335)
Balances at June 30, 2024	64,210	$6	$6,659,313	$(1,216,557)	$38,877	$172,861	$5,654,500

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Six Months Ended June 30, 2024	Shares	Amount
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978
Net income	—	—	—	365,645	—	18,481	384,126
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,321	187	5,508
Issuance of common stock under:
Stock option and restricted stock plans, net	7	—	962	—	—	—	962
Sale of common stock, net	—	—	(113)	—	—	—	(113)
Equity based compensation costs	—	—	3,616	—	—	127	3,743
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,623)	—	—	(61)	(1,684)
Distributions to noncontrolling interest	—	—	—	—	—	(17,075)	(17,075)
Redemptions of noncontrolling interest	—	—	(249)	—	—	(30)	(279)
Common stock dividends ($4.90 per share)	—	—	—	(314,666)	—	—	(314,666)
Balances at June 30, 2024	64,210	$6	$6,659,313	$(1,216,557)	$38,877	$172,861	$5,654,500

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$444,304	$384,126
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	332	419
Depreciation and amortization	302,788	285,346
Amortization of discount and debt financing costs, net	2,280	4,190
Realized and unrealized gains on marketable securities, net	(2,401)	(4,948)
Provision for credit losses	11	66
Equity income from co-investments	(22,186)	(22,018)
Operating distributions from co-investments	29,358	21,493
Accrued interest from notes and other receivables	(5,238)	(7,810)
Gain on the sale of real estate and land	(237,204)	—
Equity-based compensation	4,202	3,501
Loss on early retirement of debt	762	—
Gain on remeasurement of co-investment	(330)	(138,326)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	2,008	4,462
Accounts payable, accrued liabilities, and operating lease liabilities	(19,357)	5,365
Other liabilities	(1,697)	(2,084)
Net cash provided by operating activities	497,632	533,782
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(585,132)	(489,486)
Redevelopment	(30,309)	(24,143)
Development acquisitions of and additions to real estate under development	(16,419)	(2,479)
Capital expenditures on rental properties	(64,450)	(60,982)
Investments in notes receivable	(281)	(56,553)
Collections of notes and other receivables	3,096	—
Proceeds from insurance for property losses	1,857	1,173
Proceeds from dispositions of real estate	364,155	—
Contributions to co-investments	(8,727)	(3,804)
Changes in refundable deposits	8,000	(1,000)
Purchases of marketable securities	(10,068)	(335)
Sales and maturities of marketable securities	188	8,787
Non-operating distributions from co-investments	18,000	6,500
Net cash used in investing activities	(320,090)	(622,322)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	548,416	349,132
Payments on unsecured debt and mortgage notes	(615,502)	(401,533)
Proceeds from lines of credit and commercial paper	2,445,777	546,556
Repayments of lines of credit and commercial paper	(2,218,722)	(417,164)

	Six Months Ended June 30,
	2025	2024
Additions to deferred charges	(5,393)	(3,000)
Payments related to debt prepayment penalties	(697)	—
Net costs from issuance of common stock	(101)	(113)
Net proceeds from stock options exercised	8,930	962
Payments related to tax withholding for share-based compensation	(519)	—
Distributions to noncontrolling interest	(16,213)	(16,544)
Redemption of noncontrolling interest	(8,556)	(279)
Common stock dividends paid	(322,924)	(305,660)
Net cash provided by financing activities	(185,504)	(247,643)
Net increase in unrestricted and restricted cash and cash equivalents	(7,962)	(336,183)
Unrestricted and restricted cash and cash equivalents at beginning of period	75,846	400,334
Unrestricted and restricted cash and cash equivalents at end of period	$67,884	$64,151

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $1.4 million and $0.1 million capitalized in 2025 and 2024, respectively)	$122,558	$108,246
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,291	$3,530
Supplemental disclosure of noncash investing and financing activities:
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$2,073	$1,684
Leased assets obtained in exchange for new operating lease liabilities	$2,727	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,320,696	$3,246,789
Buildings and improvements	14,652,727	14,342,729
	17,973,423	17,589,518
Less: accumulated depreciation	(6,263,819)	(6,150,618)
	11,709,604	11,438,900
Real estate under development	105,591	52,682
Co-investments	895,821	935,014
Real estate held for sale	47,653	—
	12,758,669	12,426,596
Cash and cash equivalents-unrestricted	58,679	66,795
Cash and cash equivalents-restricted	9,205	9,051
Marketable securities	82,162	69,794
Notes and other receivables, net of allowance for credit losses of $0.5 million as of both June 30, 2025 and December 31, 2024	138,096	206,706
Operating lease right-of-use assets	52,519	51,556
Prepaid expenses and other assets	82,160	96,861
Total assets	$13,181,490	$12,927,359
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,519,922	$5,473,788
Mortgage notes payable, net	874,532	989,884
Lines of credit and commercial paper	365,000	137,945
Accounts payable and accrued liabilities	188,708	212,747
Construction payable	27,069	14,347
Distributions payable	173,747	165,443
Distributions in excess of investments in co-investments	89,389	79,273
Liabilities associated with real estate held for sale	234	—
Operating lease liabilities	53,266	52,473
Other liabilities	50,787	50,220
Total liabilities	7,342,654	7,176,120
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	32,922	30,849
Capital:
General Partner:
Common equity (64,403,865 and 64,280,466 units issued and outstanding, respectively)	5,623,574	5,512,391
	5,623,574	5,512,391
Limited Partners:
Common equity (2,256,414 and 2,331,251 units issued and outstanding, respectively)	64,809	73,418
Accumulated other comprehensive income, net	15,995	29,429
Total partners’ capital	5,704,378	5,615,238
Noncontrolling interest	101,536	105,152
Total capital	5,805,914	5,720,390
Total liabilities and capital	$13,181,490	$12,927,359

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental and other property	$467,610	$439,782	$929,699	$863,997
Management and other fees from affiliates	2,223	2,573	4,717	5,286
	469,833	442,355	934,416	869,283
Expenses:
Property operating, excluding real estate taxes	86,394	79,222	172,421	158,800
Real estate taxes	49,035	47,312	101,629	94,232
Corporate-level property management expenses	12,220	11,622	24,552	22,721
Depreciation and amortization	151,501	145,613	302,788	285,346
General and administrative	17,157	21,136	33,449	38,307
Expensed acquisition and investment related costs	—	—	—	68
	316,307	304,905	634,839	599,474
Gain on sale of real estate and land	126,174	—	237,204	—
Earnings from operations	279,700	137,450	536,781	269,809
Interest expense	(65,262)	(59,120)	(127,994)	(115,053)
Total return swap income	1,071	629	2,271	1,425
Interest and other income	6,808	9,568	11,097	66,843
Equity income from co-investments	8,977	9,652	22,186	22,018
Tax benefit on unconsolidated technology co-investments	232	807	395	758
Loss on early retirement of debt	—	—	(762)	—
Gain on remeasurement of co-investment	—	—	330	138,326
Net income	231,526	98,986	444,304	384,126
Net income attributable to noncontrolling interest	(2,383)	(2,802)	(4,772)	(5,612)
Net income available to common unitholders	$229,143	$96,184	$439,532	$378,514
Comprehensive income	$227,447	$96,499	$430,870	$389,634
Comprehensive income attributable to noncontrolling interest	(2,383)	(2,802)	(4,772)	(5,612)
Comprehensive income attributable to controlling interest	$225,064	$93,697	$426,098	$384,022
Per unit data:
Basic:
Net income available to common unitholders	$3.44	$1.45	$6.60	$5.69
Weighted average number of common units outstanding during the period	66,649,159	66,468,691	66,635,581	66,466,295
Diluted:
Net income available to common unitholders	$3.44	$1.45	$6.59	$5.69
Weighted average number of common units outstanding during the period	66,670,784	66,486,464	66,663,894	66,477,724

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and six months ended June 30, 2025 and 2024
(Unaudited)
(In thousands, except per unit amounts)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended June 30, 2025	Units	Amount	Units	Amount
Balances at March 31, 2025	64,358	$5,554,381	2,283	$69,653	$20,074	$101,467	$5,745,575
Net income	—	221,362	—	7,781	—	2,383	231,526
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,149)	—	(4,149)
Change in fair value of marketable debt securities	—	—	—	—	70	—	70
Issuance of common units under:
General partner’s stock based compensation, net	19	2,902	—	—	—	—	2,902
Sale of common stock by general partner, net	—	(101)	—	—	—	—	(101)
Equity based compensation costs	—	2,279	—	80	—	—	2,359
Changes in the redemption value of redeemable noncontrolling interest	—	1,473	—	(91)	—	72	1,454
Distributions to noncontrolling interest	—	—	—	—	—	(2,386)	(2,386)
Redemptions	27	6,815	(27)	(6,815)	—	—	—
Distributions declared ($2.57 per unit)	—	(165,537)	—	(5,799)	—	—	(171,336)
Balances at June 30, 2025	64,404	$5,623,574	2,256	$64,809	$15,995	$101,536	$5,805,914

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six Months Ended June 30, 2025	Units	Amount	Units	Amount
Balances at December 31, 2024	64,280	$5,512,391	2,331	$73,418	$29,429	$105,152	$5,720,390
Net income	—	424,472	—	15,060	—	4,772	444,304
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(13,521)	—	(13,521)
Change in fair value of marketable debt securities	—	—	—	—	87	—	87
Issuance of common units under:
General partner's stock based compensation, net	49	8,411	—	—	—	—	8,411
Sale of common stock by general partner, net	—	(101)	—	—	—	—	(101)
Equity based compensation costs	—	4,264	—	150	—	—	4,414
Changes in the redemption value of redeemable noncontrolling Interest	—	(1,702)	—	(310)	—	(61)	(2,073)
Distributions to noncontrolling interest	—	—	—	—	—	(4,817)	(4,817)
Redemptions	75	6,795	(75)	(11,841)	—	(3,510)	(8,556)
Distributions declared ($5.14 per unit)	—	(330,956)	—	(11,668)	—	—	(342,624)
Balances at June 30, 2025	64,404	$5,623,574	2,256	$64,809	$15,995	$101,536	$5,805,914

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended June 30, 2024	Units	Amount	Units	Amount
Balances at March 31, 2024	64,209	$5,506,752	2,259	$49,276	$46,641	$121,084	$5,723,753
Net income	—	92,914	—	3,270	—	2,802	98,986
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(2,487)	—	(2,487)
Issuance of common units under:
General partner's stock based compensation, net	1	—	—	—	—	—	—
Sale of common stock by general partner, net	—	(105)	—	—	—	—	(105)
Equity based compensation costs	—	1,979	—	69	—	—	2,048
Changes in the redemption value of redeemable noncontrolling interest	—	(1,443)	—	(263)	—	9	(1,697)
Distributions to noncontrolling interest	—	—	—	—	—	(3,130)	(3,130)
Distributions declared ($2.45 per unit)	—	(157,335)	—	(5,533)	—	—	(162,868)
Balances at June 30, 2024	64,210	$5,442,762	2,259	$46,819	$44,154	$120,765	$5,654,500

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six Months Ended June 30, 2024	Units	Amount	Units	Amount
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978
Net income	—	365,645	—	12,869	—	5,612	384,126
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	5,508	—	5,508
Issuance of common units under:
General partner's stock based compensation, net	7	962	—	—	—	—	962
Sale of common stock by general partner, net	—	(113)	—	—	—	—	(113)
Equity based compensation costs	—	3,616	—	127	—	—	3,743
Changes in the redemption value of redeemable noncontrolling interest	—	(1,623)	—	(98)	—	37	(1,684)
Distributions to noncontrolling interest	—	—	—	—	—	(6,005)	(6,005)
Redemptions	—	(249)	—	—	—	(30)	(279)
Distributions declared ($4.90 per unit)	—	(314,666)	—	(11,070)	—	—	(325,736)
Balances at June 30, 2024	64,210	$5,442,762	2,259	$46,819	$44,154	$120,765	$5,654,500

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$444,304	$384,126
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	332	419
Depreciation and amortization	302,788	285,346
Amortization of discount and debt financing costs, net	2,280	4,190
Realized and unrealized gains on marketable securities, net	(2,401)	(4,948)
Provision for credit losses	11	66
Equity income from co-investments	(22,186)	(22,018)
Operating distributions from co-investments	29,358	21,493
Accrued interest from notes and other receivables	(5,238)	(7,810)
Gain on the sale of real estate and land	(237,204)	—
Equity-based compensation	4,202	3,501
Loss on early retirement of debt	762	—
Gain on remeasurement of co-investment	(330)	(138,326)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	2,008	4,462
Accounts payable, accrued liabilities, and operating lease liabilities	(19,357)	5,365
Other liabilities	(1,697)	(2,084)
Net cash provided by operating activities	497,632	533,782
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(585,132)	(489,486)
Redevelopment	(30,309)	(24,143)
Development acquisitions of and additions to real estate under development	(16,419)	(2,479)
Capital expenditures on rental properties	(64,450)	(60,982)
Investments in notes receivable	(281)	(56,553)
Collections of notes and other receivables	3,096	—
Proceeds from insurance for property losses	1,857	1,173
Proceeds from dispositions of real estate	364,155	—
Contributions to co-investments	(8,727)	(3,804)
Changes in refundable deposits	8,000	(1,000)
Purchases of marketable securities	(10,068)	(335)
Sales and maturities of marketable securities	188	8,787
Non-operating distributions from co-investments	18,000	6,500
Net cash used in investing activities	(320,090)	(622,322)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	548,416	349,132
Payments on unsecured debt and mortgage notes	(615,502)	(401,533)
Proceeds from lines of credit and commercial paper	2,445,777	546,556
Repayments of lines of credit and commercial paper	(2,218,722)	(417,164)
Additions to deferred charges	(5,393)	(3,000)

	Six Months Ended June 30,
	2025	2024
Payments related to debt prepayment penalties	(697)	—
Net costs from issuance of common units	(101)	(113)
Net proceeds from stock options exercised	8,930	962
Payments related to tax withholding for share-based compensation	(519)	—
Distributions to noncontrolling interest	(4,718)	(4,454)
Redemption of noncontrolling interests	(8,556)	(279)
Common units distributions paid	(334,419)	(317,750)
Net cash provided by financing activities	(185,504)	(247,643)
Net increase in unrestricted and restricted cash and cash equivalents	(7,962)	(336,183)
Unrestricted and restricted cash and cash equivalents at beginning of period	75,846	400,334
Unrestricted and restricted cash and cash equivalents at end of period	$67,884	$64,151

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $1.4 million and $0.1 million capitalized in 2025 and 2024, respectively)	$122,558	$108,246
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,291	$3,530
Supplemental disclosure of noncash investing and financing activities:
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$2,073	$1,684
Leased assets obtained in exchange for new operating lease liabilities	$2,727	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% and 96.5% general partnership interest as of June 30, 2025 and December 31, 2024, respectively. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,256,414 and 2,331,251 as of June 30, 2025 and December 31, 2024, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $639.5 million and $665.4 million as of June 30, 2025 and December 31, 2024, respectively. The Company has reserved shares of common stock for such conversions.

As of June 30, 2025, the Company owned or had ownership interests in 259 operating apartment communities, comprising 62,842 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline consisting of one consolidated project. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, the FASB issued ASU No. 2025-01 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”. ASU 2024-03 requires disaggregated information for specified categories of expenses to be presented in the notes to the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. The new standards may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of these standards on its consolidated results of operations and financial position.

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
June 30, 2025 and 2024
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

Marketable Securities

The Company reports its equity securities and available-for-sale debt securities at fair value, based on quoted market prices (Level 1 for the equity securities and Level 2 for the available for sale debt securities, as defined by the FASB standard for fair value measurements). As of both June 30, 2025 and December 31, 2024, less than $0.1 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represented investments measured at fair value, using net asset value as a practical expedient, and were not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Any realized and unrealized gains and losses in equity securities, realized gains in debt securities, and interest income are included in interest and other income in the condensed consolidated statements of income and comprehensive income. There were no other-than-temporary impairment charges for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, U.S. treasury securities, corporate debt securities and municipal debt securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

As of June 30, 2025 and December 31, 2024, marketable securities consisted of the following ($ in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$2,676	$(23)	$2,653
Common stock, preferred stock and stock funds	49,247	20,367	69,614

Debt securities:
Available for sale
U.S. treasury securities	4,882	28	4,910
Corporate debt securities	4,619	55	4,674
Municipal debt securities	307	4	311
Total - Marketable securities	$61,731	$20,431	$82,162

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$2,645	$(67)	$2,578
Common stock, preferred stock and stock funds	49,195	18,021	67,216
Total - Marketable securities	$51,840	$17,954	$69,794

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising ten communities), and four co-investments as of June 30, 2025. As of December 31, 2024, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities) and five co-investments. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $942.6 million and $243.9 million, respectively, as of June 30, 2025 and $893.0 million and $319.1 million, respectively, as of December 31, 2024. Noncontrolling interests in these entities was $101.4 million and $105.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2025 and December 31, 2024, the Company did not have any VIEs of which it was not the primary beneficiary.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, commercial paper and notes and other receivables approximate fair value as of June 30, 2025 and December 31, 2024, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.6 billion and $5.8 billion as of June 30, 2025 and December 31, 2024, respectively, was approximately $5.4 billion and $5.5 billion, respectively. Management has estimated that the fair value of the Company’s $1.1 billion and $752.3 million of variable rate debt at June 30, 2025 and December 31, 2024, respectively, was approximately $1.1 billion and $749.4 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, lines of credit and commercial paper compared to those available in the marketplace. Management estimated that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of June 30, 2025 and December 31, 2024 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of June 30, 2025 and December 31, 2024.

Capitalization of Costs

The Company’s capitalized costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $6.1 million and $4.9 million during the three months ended June 30, 2025 and 2024, respectively, and $12.3 million and $10.2 million for the six months ended June 30, 2025 and 2024, respectively. The Company amortizes the capitalized costs over the useful life of the development.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale debt securities	Total
Balance at December 31, 2024	$24,655	$—	$24,655
Other comprehensive loss before reclassification	(15,315)	84	(15,231)
Amounts reclassified from accumulated other comprehensive income	2,251	—	2,251
Other comprehensive loss	(13,064)	84	(12,980)
Balance at June 30, 2025	$11,591	$84	$11,675

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gain on available for sale debt securities	Total
Balance at December 31, 2024	$29,429	$—	$29,429
Other comprehensive loss before reclassification	(15,852)	87	(15,765)
Amounts reclassified from accumulated other comprehensive income	2,331	—	2,331
Other comprehensive loss	(13,521)	87	(13,434)
Balance at June 30, 2025	$15,908	$87	$15,995

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense in the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $32.9 million and $30.8 million as of June 30, 2025 and December 31, 2024, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2025 was as follows ($ in thousands):

Balance at December 31, 2024	$30,849
Reclassification due to change in redemption value and other	2,073
Balance at June 30, 2025	$32,922

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
June 30, 2025 and 2024
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents - unrestricted	$58,679	$66,795	$55,223	$391,749
Cash and cash equivalents - restricted	9,205	9,051	8,928	8,585
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statements of cash flows	$67,884	$75,846	$64,151	$400,334

Gain Contingencies

Contingencies, commonly resulting from legal settlements, will periodically arise that may result in a gain. Gain contingencies are typically not recognized in the financial statements until all uncertainties related to the contingency have been resolved. In the case of legal settlements, the Company determines that all uncertainties have been resolved when cash or other consideration has been received by the Company. There were no material gains from legal settlements during the three and six months ended June 30, 2025 and the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain within interest and other income on the condensed consolidated statements of income and comprehensive income.

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

(2) Significant Transactions During the Six Months Ended June 30, 2025 and Subsequent Events

Significant Transactions

Acquisition of Real Estate Interests

The table below summarizes acquisition activity for the six months ended June 30, 2025 ($ in millions):

Property Name	Location	Date	Apartment Homes	Contract Price at Pro Rata Share
The Plaza	CA	Jan-25	307	$161.4
One Hundred Grand	CA	Feb-25	166	105.3	(1)
ROEN Menlo Park	CA	Feb-25	146	78.8
Revere Campbell	CA	May-25	168	118.0	(1)
The Parc at Pruneyard	CA	May-25	252	122.5
Total acquisitions			1,039	$586.0

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

(1)    One Hundred Grand and Revere Campbell replaced Highridge, an apartment community owned by DownREIT entities that are consolidated by the Company, within the DownREIT structures of those entities pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (“Section 1031 Exchange”).

Disposition of Real Estate Interests

The table below summarizes disposition activity for the six months ended June 30, 2025 ($ in millions):

Property Name	Location	Date	Apartment Homes	Sale Price at Pro Rata Share
Highridge	CA	Feb-25	255	$127.0	(1)
Essex Skyline	CA	Apr-25	350	239.6	(2)
Total dispositions			605	$366.6

(1)    Highridge, an apartment community owned by DownREIT entities that are consolidated by the Company, was replaced by One Hundred Grand and Revere Campbell within the DownREIT structures of those entities pursuant to a Section 1031 Exchange. The Company recognized a $111.0 million gain on sale of real estate and land in the condensed consolidated statements of income and comprehensive income. In conjunction with the sale, $69.6 million in debt associated with the property was paid off and the Company recorded a $0.8 million loss on early extinguishment of debt.
(2)     The Company recognized a $126.2 million gain on sale in the condensed consolidated statements of income and comprehensive income.

Real Estate Assets Held for Sale

As of June 30, 2025, one community comprising of 243 apartment homes was classified as held for sale.

Preferred Equity Investments

In April 2025, the Company received cash of $14.1 million for the full redemption of a preferred equity investment in a joint venture that holds property located in Washington.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

Senior Unsecured Debt

In May 2025, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Secured Overnight Financing Rate (“SOFR”) plus 0.850%. The loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. The loan includes a twelve-month delayed draw feature. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. As of June 30, 2025, the Company had borrowed $150.0 million under the term loan facility. The Company has entered into floating-to-fixed interest rate swaps to fix the interest rate for $150.0 million of the term loan facility to an all-in rate of 4.1% through April 2030.

In May 2025, the Operating Partnership entered into a closing agreement to increase its $1.2 billion unsecured line of credit (“Prior Revolving Credit Facility”) to $1.5 billion (“New Credit Facility”). The replacement of the Prior Revolving Credit Facility was completed and became effective in July 2025. The underlying interest rate will be SOFR plus 0.775% which is based on a tiered rate structure tied to the Company’s credit ratings. The New Credit Facility is scheduled to mature in January 2030, with two six-month extensions exercisable at the option of the Company. The Company may also elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit.

In May 2025, the Company established a commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s unsecured line of credit facilities serve as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company.

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

Subsequent events

Subsequent to quarter end, the Company formed a new joint venture, Wesco VII, LLC (“Wesco VII”), with the State of Wisconsin Investment Board with a total commitment from each partner of $50.0 million to fund new structured finance investments. Essex has a 50.0% ownership interest in the venture. In July 2025, Wesco VII originated a $42.6 million preferred equity investment for the development of a 480-unit apartment home community located in California. The investment has an initial preferred return of 13.5% and is expected to be fully funded by the fourth quarter of 2025.

Subsequent to quarter end, the Company sold the held for sale property noted above for a contract price of $97.5 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income	$460,686	$432,141	$916,546	$849,377
Other property	6,924	7,641	13,153	14,620
Management and other fees from affiliates	2,223	2,573	4,717	5,286
Total revenues	$469,833	$442,355	$934,416	$869,283

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Southern California	$189,744	$179,488	$378,366	$348,378
Northern California	191,026	164,083	373,209	324,523
Seattle Metro	78,297	73,782	155,511	145,695
Other real estate assets (1)	8,543	22,429	22,613	45,401
Total rental and other property revenues	$467,610	$439,782	$929,699	$863,997

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

The following table presents the Company’s rental and other property revenues disaggregated by current property category status for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Same-property (1)	$410,948	$398,293	$817,934	$791,661
Acquisitions (2)	41,784	12,824	76,554	14,422
Non-residential/other, net (3)	14,711	29,176	35,432	58,488
Straight-line rent concessions (4)	167	(511)	(221)	(574)
Total rental and other property revenues	$467,610	$439,782	$929,699	$863,997

(1)Same-property includes properties that have comparable stabilized results as of January 1, 2024 and are consolidated by the Company for the six months ended June 30, 2025 and 2024. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.3 million as of both June 30, 2025 and December 31, 2024, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2025 that was included in the December 31, 2024 deferred revenue balance was less than $0.1 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of June 30, 2025, the Company had $0.3 million of remaining performance obligations. The Company expects to recognize approximately 22% of these remaining performance obligations in 2025 and the remaining 78% through 2027.

(4) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment communities. Additionally, the Company has invested in five unconsolidated technology co-investments and, as of June 30, 2025, the co-investment balance of these investments was $67.1 million, and the aggregate commitment was $86.0 million. As of December 31, 2024, the Company had five unconsolidated technology co-investments and the co-investment balance of these investments was $57.3 million and the aggregate commitment was $86.0 million.

The carrying values of the Company’s co-investments as of June 30, 2025 and December 31, 2024 were as follows ($ in thousands, except in parenthetical):

	Weighted Average Company Ownership Percentage (1)	June 30, 2025	December 31, 2024
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	54%	$127,826	$147,232
BEX IV and 500 Folsom	50%	141,712	146,142
Other (3)	53%	91,383	86,089
Total operating and other co-investments, net		360,921	379,463
Total preferred equity co-investments (includes related party investments of $50.4 million and $48.1 million as of June 30, 2025 and December 31, 2024, respectively. See Note 6, Related Party Transactions, for further discussion)		445,511	476,278
Total co-investments, net		$806,432	$855,741

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

(1)Weighted average company ownership percentages are as of June 30, 2025.
(2)As of June 30, 2025 and December 31, 2024, the Company’s investments in Wesco I, Wesco III, and Wesco IV were classified as a liability of $86.9 million and $77.2 million, respectively, due to distributions received in excess of the Company’s investment.
(3)As of June 30, 2025 and December 31, 2024, the Company’s investment in Expo was classified as a liability of $2.5 million and $2.0 million, respectively, due to distributions received in excess of the Company’s investment. The weighted average company ownership percentage excludes the Company’s investments in unconsolidated technology co-investments.

The combined summarized financial information of co-investments was as follows ($ in thousands):

	June 30, 2025	December 31, 2024
Combined balance sheets: (1)
Rental properties and real estate under development	$3,870,839	$4,094,826
Other assets	228,661	277,420
Total assets	$4,099,500	$4,372,246
Debt	$2,826,999	$3,001,303
Other liabilities	243,809	235,111
Equity	1,028,692	1,135,832
Total liabilities and equity	$4,099,500	$4,372,246

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Combined statements of income: (1)
Property revenues	$84,569	$99,706	$170,875	$204,928
Property operating expenses	(31,154)	(37,038)	(63,856)	(78,917)
Net operating income	53,415	62,668	107,019	126,011
Interest expense	(28,137)	(36,291)	(55,438)	(76,786)
General and administrative	(4,358)	(7,593)	(8,564)	(14,688)
Depreciation and amortization	(36,224)	(44,093)	(72,811)	(89,603)
Net loss	$(15,304)	$(25,309)	$(29,794)	$(55,066)
Company’s share of net income (2)	$8,977	$9,652	$22,186	$22,018

(1)Includes preferred equity investments held by the Company and excludes investments in unconsolidated technology co-investments.
(2)Includes the Company’s share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes related party income of $1.3 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

(5) Notes and Other Receivables

Notes and other receivables consisted of the following as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	$63,685	$60,538
Note receivable, secured, bearing interest at 12.00%, due January 2025 (Originated August 2022)	—	3,167
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	41,478	39,187
Receivable from preferred equity investment sponsor (1)	—	72,002
Other receivables from affiliates	5,882	5,646
Straight-line rent receivables (2)	8,886	9,235
Other receivables	18,705	17,460
Allowance for credit losses	(540)	(529)
Total notes and other receivables	$138,096	$206,706

(1)In the fourth quarter of 2024, the Company repaid a $72.0 million senior mortgage associated with a preferred equity investment in Artizan, a 241-unit stabilized apartment home community located in Oakland, CA, and subsequently issued a default notice to the third-party sponsor in January 2025, assumed full managerial control and consolidated the property. Refer to Note 2, Significant Transactions During the six months ended June 30, 2025, for additional details.
(2)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company’s operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2025	2024
Balance at beginning of period	$526	$712
Provision for credit losses	14	28
Balance at end of period	$540	$740

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$529	$687
Provision for credit losses	11	53
Balance at end of period	$540	$740

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.3 million and $2.8 million during the three months ended June 30, 2025 and 2024, respectively, and $4.8 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of less than $0.1 million for the three months ended June 30, 2025 and $0.2 million for three months ended June 30, 2024, and $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, against general and administrative expenses .

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. (“MMI”), a national brokerage firm listed on the New York Stock Exchange. For the three and six months ended June 30, 2025 and 2024, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of June 30, 2025, $11.0 million of this commitment was funded and the Company accrues interest based on a 9.0% preferred return. The remaining unfunded commitment of $2.0 million expired in November 2024.

The Company has provided short-term loans to affiliates. As of June 30, 2025 and December 31, 2024, $5.9 million and $5.6 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consisted of the following for the periods presented ($ in thousands):

	June 30, 2025	December 31, 2024	Weighted Average Maturity In Years as of June 30, 2025
Term loan - variable rate, net (1)	$447,305	$298,571	3.2
Bonds public offering - fixed rate, net (2)	5,072,617	5,175,217	7.4
Unsecured debt, net (3)	5,519,922	5,473,788
Lines of credit (4)	—	137,945
Commercial paper (5)	365,000	—
Mortgage notes payable, net (6)	874,532	989,884	6.4
Total debt, net	$6,759,454	$6,601,617
Weighted average interest rate on fixed rate unsecured bonds public offering	3.6%	3.4%
Weighted average interest rate on variable rate term loan	4.2%	4.2%
Weighted average interest rate on lines of credit	5.3%	5.7%
Weighted average interest rate on commercial paper	4.6%	N/A
Weighted average interest rate on mortgage notes payable	4.2%	4.2%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

(1)In May 2025, the Operating Partnership obtained a new $300.0 million unsecured term loan priced at SOFR plus 0.850% which is based on a tiered rate structure tied to the Company’s long-term unsecured credit rating with a one-year delayed draw feature. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. This term loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. As of June 30, 2025, the Company had drawn $150.0 million on the new term loan facility. In April 2025, the Company has entered into floating-to-fixed interest rate swaps to fix the interest rate for $150.0 million of the new term loan facility to an all-in rate of 4.1% through April 2030.
(2)In February 2025, the Operating Partnership issued $400.0 million of senior unsecured notes due on April 1, 2035 with a coupon rate of 5.375% per annum, which are payable on April 1 and October 1 of each year, beginning on October 1, 2025. The 2035 Notes were offered to investors at a price of 99.604% of the principal amount. In April 2025, the Company used these proceeds to repay its $500.0 million senior unsecured notes at maturity.
(3)Unsecured debt, net, consists of fixed rate public bond offerings and a variable rate term loan which includes unamortized discounts, net of premiums of $1.0 million and unamortized premiums, net of discounts of $0.1 million, and unamortized debt issuance costs of $29.1 million and $26.3 million, as of June 30, 2025 and December 31, 2024, respectively.
(4)Lines of credit, related to the Company’s two lines of unsecured credit aggregating $1.28 billion as of both June 30, 2025, and December 31, 2024, excludes unamortized debt issuance costs of $5.3 million and $6.2 million as of June 30, 2025 and December 31, 2024, respectively. These debt issuance costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets. As of June 30, 2025, the Company’s $1.2 billion credit facility had an interest rate at the Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the facility’s sustainability metric adjustment feature, and a scheduled maturity date of January 2029 with two six-month extensions, exercisable at the Company’s option. In July 2025, the Company amended this revolving credit facility increasing the borrowing capacity to $1.5 billion and extended its maturity to January 2030 with two 6-month extension options, exercisable at the Company's option. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit. The underlying interest rate on this new line of credit facility is SOFR plus 0.775% which is based on a tiered rate structure tied to the Company's long-term unsecured credit ratings. As of June 30, 2025, the Company’s $75.0 million working capital unsecured line of credit had an interest rate of the Adjusted SOFR plus 0.765%, which is based on a tiered rate structure tied to the Company’s credit ratings and a scheduled maturity date of July 2026.
(5)In May 2025, the Company entered into a commercial paper program under which it can issue unsecured short-term notes, which are backstopped by, and reduce the borrowing capacity of, the Company’s unsecured line of credit facilities. The Company can issue up to $750.0 million of commercial paper for up to 397 days from the date of issue. The commercial paper balance excludes unamortized debt issuance of $0.1 million as of June 30, 2025, and are included in prepaid expenses and other assets in the condensed consolidated balance sheets.
(6)Includes total unamortized discounts, net of premiums of approximately $0.4 million and $0.2 million, reduced by unamortized debt issuance costs of $2.3 million and $2.6 million, as of June 30, 2025 and December 31, 2024, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit and commercial paper, as of June 30, 2025 were as follows ($ in thousands):

2025	$98,110
2026	644,405
2027	734,397
2028	518,332
2029	501,456
Thereafter	3,930,481
Total	$6,427,181

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,
	2025			2024
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$189,744	$54,964	$134,780	$179,488	$51,411	$128,077
Northern California	191,026	58,828	132,198	164,083	47,702	116,381
Seattle Metro	78,297	20,456	57,841	73,782	21,895	51,887
Other real estate assets	8,543	1,181	7,362	22,429	5,526	16,903
Total	$467,610	$135,429	$332,181	$439,782	$126,534	$313,248

Total net operating income			332,181			313,248
Management and other fees from affiliates			2,223			2,573
Corporate-level property management expenses			(12,220)			(11,622)
Depreciation and amortization			(151,501)			(145,613)
General and administrative			(17,157)			(21,136)
Gain on sale of real estate and land			126,174			—
Interest expense			(65,262)			(59,120)
Total return swap income			1,071			629
Interest and other income			6,808			9,568
Equity income from co-investments			8,977			9,652
Tax benefit on unconsolidated technology co-investments			232			807
Net income			$231,526			$98,986

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

	Six Months Ended June 30,
	2025			2024
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$378,366	$109,594	$268,772	$348,378	$101,143	$247,235
Northern California	373,209	115,592	257,617	324,523	97,969	226,554
Seattle Metro	155,511	44,358	111,153	145,695	43,022	102,673
Other real estate assets	22,613	4,506	18,107	45,401	10,898	34,503
Total	$929,699	$274,050	$655,649	$863,997	$253,032	$610,965

Total net operating income			655,649			610,965
Management and other fees from affiliates			4,717			5,286
Corporate-level property management expenses			(24,552)			(22,721)
Depreciation and amortization			(302,788)			(285,346)
General and administrative			(33,449)			(38,307)
Expensed acquisition and investment related costs			—			(68)
Gain on sale of real estate and land			237,204			—
Interest expense			(127,994)			(115,053)
Total return swap income			2,271			1,425
Interest and other income			11,097			66,843
Equity income from co-investments			22,186			22,018
Tax benefit on unconsolidated technology co-investments			395			758
Loss on early retirement of debt			(762)			—
Gain on remeasurement of co-investment			330			138,326
Net income			$444,304			$384,126

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Assets:
Southern California	$4,094,046	$4,162,462
Northern California	6,015,104	5,452,235
Seattle Metro	1,437,049	1,460,865
Other real estate assets (1)	163,405	363,338
Net reportable operating segments - real estate assets	11,709,604	11,438,900
Real estate under development	105,591	52,682
Co-investments	895,821	935,014
Real estate held for sale	47,653	—
Cash and cash equivalents, including restricted cash	67,884	75,846
Marketable securities	82,162	69,794
Notes and other receivables	138,096	206,706
Operating lease right-of-use assets	52,519	51,556
Prepaid expenses and other assets	82,160	96,861
Total assets	$13,181,490	$12,927,359

(1)Includes retail space, commercial properties, held for sale properties, and disposition properties.

(9) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share was calculated as follows for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended June 30,
	2025			2024
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$221,362	64,385,988	$3.44	$92,914	64,209,878	$1.45
Effect of Dilutive Securities:
Stock options	—	21,625		—	17,773
Diluted:
Net income available to common stockholders	$221,362	64,407,613	$3.44	$92,914	64,227,651	$1.45

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

	Six Months Ended June 30,
	2025			2024
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$424,472	64,350,640	$6.60	$365,645	64,207,482	$5.69
Effect of Dilutive Securities:
Stock options	—	28,313		—	11,429
Diluted:
Net income available to common stockholders	$424,472	64,378,953	$6.59	$365,645	64,218,911	$5.69

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,263,171 and 2,258,812, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended June 30, 2025 and 2024, respectively, and 2,284,941 and 2,258,812 for the six months ended June 30, 2025 and 2024, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $7.8 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, and $15.1 million and $12.9 million for the six months ended June 30, 2025 and 2024, respectively.

Stock options of 250,512 and 326,199 for the three months ended June 30, 2025 and 2024, respectively, and 234,727 and 396,519 for the six months ended June 30, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit was calculated as follows for the periods presented ($ in thousands, except per unit amounts):

	Three Months Ended June 30,
	2025			2024
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$229,143	66,649,159	$3.44	$96,184	66,468,691	$1.45
Effect of Dilutive Securities:
Stock options	—	21,625		—	17,773
Diluted:
Net income available to common unitholders	$229,143	66,670,784	$3.44	$96,184	66,486,464	$1.45

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

	Six Months Ended June 30,
	2025			2024
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$439,532	66,635,581	$6.60	$378,514	66,466,295	$5.69
Effect of Dilutive Securities:
Stock options	—	28,313		—	11,429
Diluted:
Net income available to common unitholders	$439,532	66,663,894	$6.59	$378,514	66,477,724	$5.69

Stock options of 250,512 and 326,199 for the three months ended June 30, 2025 and 2024, respectively, and 234,727 and 396,519 for the six months ended June 30, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2025, the Company had five interest rate swap contracts and one forward starting interest rate swap contract with an aggregate notional amount of $547.5 million. The Company has $450.0 million in notional amount that effectively fixed the interest rate on the Company’s $450.0 million unsecured term loan at 4.2%. In June 2025, the Company entered into a $50.0 million forward starting interest rate swap that effectively fixes $50.0 million of the term loan at an all-in rate of 4.1% to be drawn at a future date. The remaining $47.5 million in notional amount effectively converts $47.5 million of variable rate mortgage notes payable to an all-in fixed rate of 2.83%. These derivatives qualify for hedge accounting.

As of June 30, 2025 and December 31, 2024, the aggregate carrying value of the interest rate swap contracts was an asset of $3.1 million and $5.5 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

As of June 30, 2025, the aggregate carrying value of the forward starting interest rate swap contract was a liability of less than $0.1 million within other liabilities in the condensed consolidated balance sheets.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)

A number of purported class actions were filed against RealPage, Inc., a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. The Company is vigorously defending against these lawsuits. The Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from such matters. The Company is also subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. To the extent that such a matter arises or is identified in the future and the Company believes it will have a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2025, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of June 30, 2025, the Company owned or had ownership interests in 259 operating apartment communities, comprising 62,842 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects.

The Company’s apartment communities are predominantly located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated operating communities were as follows:

	As of June 30, 2025		As of June 30, 2024
	Apartment Homes	%	Apartment Homes	%
Southern California	23,222	42%	23,262	44%
Northern California	21,027	38%	19,483	37%
Seattle Metro	10,899	20%	10,555	19%
Total	55,148	100%	53,300	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX IV and other co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The communities previously held in the BEX II, Patina at Midtown, and Century Towers co-investments, which were consolidated in 2024, are excluded from the table as of June 30, 2024 but included in the table as of June 30, 2025.

Market Considerations

Domestic and international policy actions, including tariff and trade policy, as well as continuing geopolitical tensions and regional conflicts have the potential to trigger market uncertainty. The long-term impact of these developments on our company will largely depend on the impact on broader trends in job growth, inflation, the economy, and reactions by consumers, companies, governmental entities and capital markets.

The foregoing macroeconomic conditions have not negatively impacted the Company’s ability to access traditional funding sources which have been historically available to it. The Company is not at material risk of not meeting the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The average financial occupancy for the Company’s 2025 Same-Property portfolio (stabilized properties consolidated by the Company for the quarters ended June 30, 2025 and 2024) was 96.2% for both the three months ended June 30, 2025 and 2024. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,
	2025	2024
Southern California	95.7%	95.8%
Northern California	96.6%	96.3%
Seattle Metro	96.5%	97.1%

The following table provides a breakdown of property revenue amounts, including the revenues attributable to the Same-Properties ($ in thousands):

	Number of Apartment Homes	Three Months Ended June 30,		Dollar Change	Percentage Change
		2025	2024
Same-Property Revenues:
Southern California	20,654	$169,282	$164,177	$5,105	3.1%
Northern California	18,208	167,129	161,598	5,531	3.4%
Seattle Metro	10,341	74,537	72,518	2,019	2.8%
Total Same-Property Revenues	49,203	410,948	398,293	12,655	3.2%
Non-Same Property Revenues		56,662	41,489	15,173	36.6%
Total Property Revenues		$467,610	$439,782	$27,828	6.3%

Same-Property Revenues increased by $12.7 million or 3.2% to $410.9 million for the second quarter of 2025 from $398.3 million for the second quarter of 2024. The increase was primarily attributable to an increase of 2.4% in average rental rates from $2,628 per apartment home for the second quarter of 2024 to $2,690 per apartment home for the second quarter of 2025. Additionally, 0.5% of the increase is attributable to a decrease in delinquencies for the second quarter of 2025 compared to the second quarter of 2024.

Non-Same Property Revenues increased by $15.2 million or 36.6% to $56.7 million in the second quarter of 2025 from $41.5 million in the second quarter of 2024. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park, Revere Campbell, The Parc at Pruneyard, and the consolidation of Artizan in 2025, as well as ARLO Mountain View and Beaumont, along with the Company’s acquisition of its joint venture partner’s interests in the BEX II portfolio, Patina at Midtown, and Century Towers in 2024. The increases were partially offset by the sale of Highridge and Essex Skyline in 2025 and Hillsdale Garden in 2024.

Property operating expenses, excluding real estate taxes increased by $7.2 million or 9.1% to $86.4 million for the second quarter of 2025 compared to $79.2 million for the second quarter of 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2024 and 2025. Same-Property operating expenses, excluding real estate taxes, increased by $5.0 million or 6.9% to $77.9 million in the second quarter of 2025 compared to $72.9 million in the second quarter of 2024, primarily due to increases of $2.3 million in utilities expenses resulting from increases in trash removal, water and sewer costs, $1.8 million in maintenance and repairs expenses due to increases in landscaping and general property maintenance expenses, and $1.3 million in personnel costs due to wage inflation.

Real estate taxes increased by $1.7 million or 3.6% to $49.0 million for the second quarter of 2025 compared to $47.3 million for the second quarter of 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and an estimated 2025 net aggregate increase in combined real estate taxes in California and the Seattle Metro region. Same-Property real estate taxes decreased by $1.6 million or 3.7% to $42.2 million for the second quarter of 2025 compared to $43.8 million for the second quarter of 2024 primarily due to decreases in both assessed values and tax rates in the Seattle Metro region.

Depreciation and amortization expense increased by $5.9 million or 4.1% to $151.5 million for the second quarter of 2025 compared to $145.6 million for the second quarter of 2024, primarily due to acquisitions in 2025 and 2024 identified in the Non-Same Property revenues section above. The increase was partially offset by dispositions in 2025 and 2024.

Gain on sale of real estate and land of $126.2 million was attributable to the disposition of Essex Skyline.

Interest expense increased by $6.2 million or 10.5% to $65.3 million for the second quarter of 2025 compared to $59.1 million for the second quarter of 2024, primarily due to the upsizing in August 2024 of $550.0 million senior unsecured notes due April 2034, $95.0 million of assumed secured loans in October 2024, the issuance in February 2025 of $400.0 million senior unsecured notes due April 2035, borrowing on the new $300.0 million unsecured term loan in June 2025, and increased borrowing during the quarter on the two unsecured lines of credit and commercial paper program which resulted in an increase in interest expense of $13.5 million for the second quarter of 2025. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the second quarter of 2024, but primarily due to the payoff of $400.0 million of senior unsecured notes due May 1, 2024 and $500.0 million of senior unsecured notes due April 1, 2025, which resulted in a decrease in interest expense of $6.7 million for the second quarter of 2025. Additionally, there was an increase in capitalized interest of $0.6 million in the second quarter of 2025, due to an increase in development activity as compared to the same period in 2024.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

The Company’s average financial occupancy for its stabilized apartment communities or “Same-Property” (stabilized properties consolidated by the Company for the six months ended June 30, 2025 and 2024) was 96.2% and 96.3% for the six months ended June 30, 2025 and 2024, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30, 2025
	2025	2024
Southern California	95.7%	95.9%
Northern California	96.7%	96.3%
Seattle Metro	96.4%	97.1%

The following table provides a breakdown of property revenue amounts, including the revenues attributable to Same-
Properties ($ in thousands):

	Number of Apartment Homes	Six Months Ended June 30,		Dollar Change	Percentage Change
		2025	2024
Same-Property Revenues:
Southern California	20,654	$337,705	$326,405	$11,300	3.5%
Northern California	18,208	332,282	320,954	11,328	3.5%
Seattle Metro	10,341	147,947	144,302	3,645	2.5%
Total Same-Property Revenues	49,203	817,934	791,661	26,273	3.3%
Non-Same Property Revenues		111,765	72,336	39,429	54.5%
Total Property Revenues		$929,699	$863,997	$65,702	7.6%

Same-Property Revenues increased by $26.3 million or 3.3% to $817.9 million for the six months ended June 30, 2025 from $791.7 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase of 2.3% in average rental rates from $2,619 per apartment home for the six months ended June 30, 2024 to $2,679 per apartment home for the six months ended June 30, 2025 and 0.7% of the increase was attributable to a decrease in delinquencies for the six months ended June 30, 2025 compared to six months ended June 30, 2024.

Non-Same Property Revenues increased by $39.4 million or 54.5% to $111.8 million for the six months ended June 30, 2025 from $72.3 million for the six months ended June 30, 2024. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park and the consolidation of Artizan in 2025, as well as ARLO Mountain View, Maxwell Sunnyvale, and Beaumont, along with the Company’s acquisition of its joint venture partner’s interests in the BEXAEW and BEX II portfolios, Patina at Midtown, and Century Towers in 2024. The increases were partially offset by the sale of Highridge and Essex Skyline in 2025 and Hillsdale Garden in 2024.

Property operating expenses, excluding real estate taxes increased by $13.6 million or 8.6% to $172.4 million for the six months ended June 30, 2025 compared to $158.8 million for the six months ended June 30, 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2024 and 2025. Same-Property operating expenses, excluding real estate taxes, increased by $7.3 million or 4.9% to $155.3 million for the six months ended June 30, 2025 compared to $148.0 million for the six months ended June 30, 2024, primarily due to increases of $4.1 million in utilities expenses resulting from increases in trash removal, water and sewer costs and $2.0 million in personnel costs due to wage inflation.

Real estate taxes increased by $7.4 million or 7.9% to $101.6 million for the six months ended June 30, 2025 compared to $94.2 million for the six months ended June 30, 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and an estimated 2025 net aggregate increase in combined real estate taxes in California and the Seattle Metro region. Same-Property real estate taxes increased by $0.6 million or 0.7% to $88.1 million for the six months ended June 30, 2025 compared to $87.5 million for the six months ended June 30, 2024, primarily due to estimated increases in real estate taxes in California, partially offset by decreases in both assessed values and tax rates in the Seattle Metro region for 2025.

Depreciation and amortization expense increased by $17.5 million or 6.1% to $302.8 million for the six months ended June 30, 2025 compared to $285.3 million for the six months ended June 30, 2024, primarily due to acquisitions in 2025 and 2024 identified in the Non-Same Property revenues section above. The increase was partially offset by dispositions in 2025 and 2024.

Gain on sale of real estate and land of $237.2 million was attributable to the dispositions of Highridge and Essex Skyline in 2025.

Interest expense increased by $12.9 million or 11.2% to $128.0 million for the six months ended June 30, 2025 compared to $115.1 million for the six months ended June 30, 2024, primarily due to the issuance in March 2024 and August 2024 of $550.0 million senior unsecured notes due April 2034, the $95.0 million of assumed secured loans in October 2024, the issuance in February 2025 of $400.0 million senior unsecured notes due April 2035, borrowing on the new $300.0 million unsecured term loan in June 2025, and increased borrowing on the two unsecured lines of credit and the commercial paper program which resulted in an increase in interest expense of $25.3 million for the six months ended June 30, 2025. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the six months ended June 30, 2024, primarily due to the payoff of $400.0 million of senior unsecured notes due May 1, 2024 and $500.0 million of senior unsecured notes due April 1, 2025, which resulted in a decrease in interest expense of $11.1 million for the second quarter of 2025. Additionally, there was an increase in capitalized interest of $1.3 million in the six months ended June 30, 2025, due to an increase in development activity as compared to the same period in 2024.

Interest and other income decreased by $55.7 million or 83.4% to $11.1 million in income for the six months ended June 30, 2025 compared to $66.8 million for the six months ended June 30, 2024, primarily due to a decrease of $42.6 million in gains from legal settlements. During the first quarter of 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain. There were no material gains from legal settlements during the six months ended June 30, 2025.

Equity income from co-investments increased by $0.2 million or 0.9% to $22.2 million for the six months ended June 30, 2025 compared to $22.0 million for the six months ended June 30, 2024, primarily due to decreases of $4.1 million in unrealized and realized gains from unconsolidated technology co-investments, $3.2 million in income from preferred equity investments due to fewer outstanding investments at June 30, 2025 compared to the same period in 2024, and $1.5 million of promote income recognized from the closing of the BEXAEW portfolio acquisition during the first quarter of 2024, with no current year equivalent. These decreases were offset by a $3.7 million impairment loss on one of the Company’s preferred equity investments incurred during the first quarter of 2024, with no current year equivalent, and reduced equity loss from the Company’s operating co-investments.

Loss on early retirement of debt of $0.8 million was due to the payoff of debt in conjunction with the disposition of Highridge.

Gain on remeasurement of co-investment of $0.3 million resulted from the Company’s consolidation of its investment in Artizan.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $58.7 million of unrestricted cash and cash equivalents and $82.2 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, commercial paper or decreased investment in redevelopment activities to supplement operating cash flows. The timing, source and amounts of cash flows provided by or used in financing activities and investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2025, Moody’s Investor Service, and Standard and Poor’s credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2025, the Company had two unsecured lines of credit aggregating $1.28 billion. As of June 30, 2025, there was no outstanding balance on the Company’s $1.2 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company’s sustainability metric adjustment feature, and was at the Adjusted SOFR plus 0.765% as of June 30, 2025. This facility was scheduled to mature in January 2029, with two six-month extensions, exercisable at the Company’s option. In July 2025, the Company amended its revolving credit facility increasing the maximum borrowing capacity to $1.5 billion and extended its maturity date to January 2030 with two 6-month extension options, exercisable at the Company's option. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit. The underlying interest rate on this new line of credit facility is SOFR plus 0.775% which is based on a tiered rate structure tied to the Company's long-term unsecured credit ratings. As of June 30, 2025, there was no outstanding balance on the Company’s $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company’s credit ratings, adjusted for the Company’s sustainability metric adjustment feature, and was at the Adjusted SOFR plus 0.765% as of June 30, 2025. This facility is scheduled to mature in July 2026.

In May 2025, the Operating Partnership established an unsecured commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s unsecured line of credit facilities serve as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes will rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company. The Company expects to use the proceeds of the Notes for general corporate purposes and working capital purposes.

In May 2025, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Secured Overnight Financing Rate ("SOFR") plus 0.850% and scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Operating Partnership. The loan includes a twelve-month delayed draw feature. The Operating Partnership may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. The Company has entered into floating-to-fixed interest rate swaps to fix the interest rate for $150.0 million of the loan to an all-in rate of 4.1% through April 2030.

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

During the six months ended June 30, 2025, the Company did not issue any shares of its common stock through the 2024 ATM Program.

During the six months ended June 30, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which is to be settled by September 2026.

As of June 30, 2025, $900.0 million of shares remain available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

In September 2022, the Company announced that its Board of Directors approved a new stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. During the six months ended June 30, 2025, the Company did not repurchase any shares and as of June 30, 2025, the Company had $302.7 million of purchase authority remaining under its $500.0 million stock repurchase plan.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its lines of credit or commercial paper program.

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

As of June 30, 2025, the Company’s development pipeline was comprised of one consolidated development project of 543 apartment homes and various predevelopment projects, with total incurred costs of $105.6 million, and estimated remaining project costs of approximately $250.0 million, for total estimated project costs of $356.0 million.

The Company expects to fund the development and predevelopment communities by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, commercial paper, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 7,694 apartment homes in operating communities with joint ventures and technology co-investments for a total book value of $360.9 million as of June 30, 2025.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income available to common stockholders	$221,362	$92,914	$424,472	$365,645
Adjustments:
Depreciation and amortization	151,501	145,613	302,788	285,346
Gains not included in FFO	(126,174)	—	(237,534)	(138,326)
Impairment loss from unconsolidated co-investments	—	—	—	3,726
Depreciation and amortization from unconsolidated co-investments	14,406	17,380	28,784	35,850
Noncontrolling interest related to Operating Partnership units	7,781	3,270	15,060	12,869
Depreciation attributable to third party ownership and other	(38)	(390)	(84)	(779)
Funds from operations attributable to common stockholders and unitholders	$268,838	$258,787	$533,486	$564,331
FFO per share-diluted	$4.03	$3.89	$8.00	$8.49
Non-core items:
Expensed acquisition and investment related costs	$—	$—	$—	$68
Tax benefit on unconsolidated technology co-investments	(232)	(807)	(395)	(758)
Realized and unrealized gains on marketable securities, net	(2,492)	(1,597)	(2,401)	(4,948)
Provision for credit losses	14	19	11	66
Equity loss (income) from unconsolidated technology co-investments	104	143	(1,612)	(5,727)
Loss on early retirement of debt	—	—	762	—
Co-investment promote income	—	—	—	(1,531)
General and administrative and other, net (1)	2,661	5,906	3,937	8,447
Insurance reimbursements, legal settlements, and other, net (2)	(339)	(486)	(700)	(43,300)
Core funds from operations attributable to common stockholders and unitholders	$268,554	$261,965	$533,088	$516,648
Core FFO per share-diluted	$4.03	$3.94	$8.00	$7.77
Weighted average number of shares outstanding, diluted (3)	66,670,784	66,486,464	66,663,894	66,477,724

(1)Includes political advocacy costs of $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $5.3 million and $7.2 million for the three and six months ended June 30, 2024, respectively.
(2)There were no material gains from legal settlements during the three and six months ended June 30, 2025 and the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain which was excluded from Core FFO.
(3)Assumes conversion of all outstanding limited partnership units in the Operating Partnership into shares of the Company’s common stock and excludes DownREIT limited partnership units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings from operations	$279,700	$137,450	$536,781	$269,809
Adjustments:
Corporate-level property management expenses	12,220	11,622	24,552	22,721
Depreciation and amortization	151,501	145,613	302,788	285,346
Management and other fees from affiliates	(2,223)	(2,573)	(4,717)	(5,286)
General and administrative	17,157	21,136	33,449	38,307
Expensed acquisition and investment related costs	—	—	—	68
Gain on sale of real estate and land	(126,174)	—	(237,204)	—
NOI	332,181	313,248	655,649	610,965
Less: Non-Same Property NOI	(41,325)	(31,667)	(81,130)	(54,858)
Same-Property NOI	$290,856	$281,581	$574,519	$556,107

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2025, the Company had five interest rate swap contracts and one forward starting interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on the Company’s $450.0 million unsecured term loan and $47.5 million of variable rate mortgage notes payable. In June 2025, the Company entered into a $50.0 million forward starting interest rate swap that effectively fixes $50.0 million of the term loan to be drawn at a future date. The Company’s interest rate swaps were designated as a cash flow hedge as of June 30, 2025. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2025. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2025 ($ in thousands):

	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$497,500	2026-2030	$3,100	$8,252	$(2,158)
Forward starting interest rate swap	50,000	2030	—	923	(1,013)
Total cash flow hedges	$547,500	2026-2030	$3,100	$9,175	$(3,171)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $220.4 million that effectively convert $220.4 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index plus a spread and had a carrying value of zero as of June 30, 2025. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

Interest Rate Sensitive Liabilities

The Company is exposed to interest rate changes primarily as a result of its lines of credit, commercial paper, and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows ($ in thousands):

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair value
Fixed rate debt	$97,589	548,291	350,000	517,000	500,000	3,648,000	$5,660,880	$5,387,534
Average interest rate	3.3%	3.5%	3.8%	2.2%	4.1%	3.8%	3.6%
Variable rate debt (1)	$365,521	96,114	384,397	1,332	1,456	282,481	$1,131,301	$1,124,063
Average interest rate	4.6%	4.2%	4.1%	3.6%	3.6%	3.9%	4.2%

(1)$220.4 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of June 30, 2025. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2025, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, Essex’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

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

Essex Portfolio, L.P.

As of June 30, 2025, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2025, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2025, Essex issued an aggregate of 45,768 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $2.9 million from the option exercises during the three months ended June 30, 2025 to the Operating Partnership in exchange for an aggregate of 13,418 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2025, 32,350 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

In September 2022, the Company announced that its Board of Directors approved a stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. During the three months ended June 30, 2025, the Company did not repurchase any shares. As of June 30, 2025, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

Except as described below, during the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 105b-1 trading arrangement”.

On May 22, 2025, Rylan Burns, Executive Vice President, Chief Investment Officer, entered into a “Rule 10b5-1 trading arrangement”, as such item is defined in Item 408(a) of Regulation S-K, that provides for the potential exercise of stock options and associated sale of up to 1,289 shares of common stock. The plan will expire on May 22, 2026, subject to early termination for certain specified events as set forth in the plan.

Federal Income Tax Considerations

As a result of recent changes in applicable tax law, the discussion under the heading “Material Federal Income Tax Considerations” in Exhibit 99.1 hereto (incorporated herein by reference) replaces and supersedes in all respects the information contained under the heading “Material Federal Income Tax Considerations” that is contained in the prospectus dated August 5, 2024, which is part of the Company’s and the Operating Partnership’s Registration Statement on Form S-3 (File No. 333-281244) filed with the Securities and Exchange Commission on August 5, 2024.

Item 6: Exhibits

A. Exhibits
10.1*
Sixth Amended and Restated Revolving Credit Agreement, dated July 7, 2025, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.†

10.2*	Term Loan Agreement, dated as of May 20, 2025, among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto.†

31.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1*	Material Federal Income Tax Considerations

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: July 30, 2025

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 30, 2025

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: July 30, 2025

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 30, 2025

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer