Form 10-Q
period 2025-09-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2025-10-30
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,404,022 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 23, 2025.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2025 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a California limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As of September 30, 2025, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership’s day-to-day management.

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
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
(ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,325,394	$3,246,789
Buildings and improvements	14,745,049	14,342,729
	18,070,443	17,589,518
Less: accumulated depreciation	(6,381,123)	(6,150,618)
	11,689,320	11,438,900
Real estate under development	139,161	52,682
Co-investments	808,238	935,014
	12,636,719	12,426,596
Cash and cash equivalents-unrestricted	65,959	66,795
Cash and cash equivalents-restricted	9,284	9,051
Marketable securities	84,116	69,794
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively	221,628	206,706
Operating lease right-of-use assets	51,682	51,556
Prepaid expenses and other assets	80,853	96,861
Total assets	$13,150,241	$12,927,359
LIABILITIES AND EQUITY
Unsecured debt, net	$5,621,505	$5,473,788
Mortgage notes payable, net	795,404	989,884
Lines of credit and commercial paper	245,000	137,945
Accounts payable and accrued liabilities	250,745	212,747
Construction payable	33,484	14,347
Dividends payable	173,770	165,443
Distributions in excess of investments in co-investments	95,893	79,273
Operating lease liabilities	52,405	52,473
Other liabilities	50,762	50,220
Total liabilities	7,318,968	7,176,120
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	29,746	30,849
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,404,022 and 64,280,466 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,686,589	6,668,047
Distributions in excess of accumulated earnings	(1,063,135)	(1,155,662)
Accumulated other comprehensive income, net	7,856	24,655
Total stockholders’ equity	5,631,316	5,537,046
Noncontrolling interest	170,211	183,344
Total equity	5,801,527	5,720,390
Total liabilities and equity	$13,150,241	$12,927,359

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and other property	$470,942	$448,135	$1,400,641	$1,312,132
Management and other fees from affiliates	2,361	2,563	7,078	7,849
	473,303	450,698	1,407,719	1,319,981
Expenses:
Property operating, excluding real estate taxes	91,413	85,836	263,834	244,636
Real estate taxes	52,023	48,956	153,652	143,188
Corporate-level property management expenses	12,216	11,610	36,768	34,331
Depreciation and amortization	151,489	146,439	454,277	431,785
General and administrative	18,058	29,067	51,507	67,374
Expensed acquisition and investment related costs	25	—	25	68
	325,224	321,908	960,063	921,382
Gain on sale of real estate and land	62,320	—	299,524	—
Earnings from operations	210,399	128,790	747,180	398,599
Interest expense	(64,660)	(59,232)	(192,654)	(174,285)
Total return swap income	1,329	807	3,600	2,232
Interest and other income	5,900	11,449	16,997	78,292
Equity income from co-investments	17,798	11,649	39,984	33,667
Tax benefit on unconsolidated technology co-investments	1,958	441	2,353	1,199
Loss on early retirement of debt	—	—	(762)	—
Gain on remeasurement of co-investment	—	31,583	330	169,909
Net income	172,724	125,487	617,028	509,613
Net income attributable to noncontrolling interest	(8,103)	(7,063)	(27,935)	(25,544)
Net income available to common stockholders	$164,621	$118,424	$589,093	$484,069
Comprehensive income	$168,771	$104,054	$599,641	$493,688
Comprehensive income attributable to noncontrolling interest	(7,969)	(6,333)	(27,347)	(25,001)
Comprehensive income attributable to controlling interest	$160,802	$97,721	$572,294	$468,687
Per share data:
Basic:
Net income available to common stockholders	$2.56	$1.84	$9.15	$7.54
Weighted average number of shares outstanding during the period	64,404,008	64,227,662	64,368,625	64,214,258
Diluted:
Net income available to common stockholders	$2.56	$1.84	$9.15	$7.54
Weighted average number of shares outstanding during the period	64,418,240	64,271,459	64,392,244	64,234,358

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024
(Unaudited)
(In thousands, except per share amounts)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended September 30, 2025	Shares	Amount
Balances at June 30, 2025	64,404	$6	$6,685,714	$(1,062,146)	$11,675	$170,665	$5,805,914
Net income	—	—	—	164,621	—	8,103	172,724
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(16)	(1)	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(3,913)	(137)	(4,050)
Change in fair value of marketable debt securities, net	—	—	—	—	110	4	114
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	(41)	—	—	—	(41)
Sale of common stock, net	—	—	(179)	—	—	—	(179)
Equity based compensation costs	—	—	2,519	—	—	88	2,607
Changes in the redemption value of redeemable noncontrolling interest	—	—	3,016	—	—	160	3,176
Distributions to noncontrolling interest	—	—	—	—	—	(8,192)	(8,192)
Redemptions of noncontrolling interest	—	—	(4,440)	—	—	(479)	(4,919)
Common stock dividends ($2.57 per share)	—	—	—	(165,610)	—	—	(165,610)
Balances at September 30, 2025	64,404	$6	$6,686,589	$(1,063,135)	$7,856	$170,211	$5,801,527

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Nine Months Ended September 30, 2025	Shares	Amount
Balances at December 31, 2024	64,280	$6	$6,668,047	$(1,155,662)	$24,655	$183,344	$5,720,390
Net income	—	—	—	589,093	—	27,935	617,028
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(16)	(1)	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(16,977)	(594)	(17,571)
Change in fair value of marketable debt securities, net	—	—	—	—	194	7	201
Issuance of common stock under:
Stock option and restricted stock plans, net	49	—	8,370	—	—	—	8,370
Sale of common stock, net	—	—	(280)	—	—	—	(280)
Equity based compensation costs	—	—	6,783	—	—	238	7,021
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,314	—	—	(211)	1,103
Distributions to noncontrolling interest	—	—	—	—	—	(24,677)	(24,677)
Redemptions of noncontrolling interest	75	—	2,355	—	—	(15,830)	(13,475)
Common stock dividends ($7.71 per share)	—	—	—	(496,566)	—	—	(496,566)
Balances at September 30, 2025	64,404	$6	$6,686,589	$(1,063,135)	$7,856	$170,211	$5,801,527

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended September 30, 2024	Shares	Amount
Balances at June 30, 2024	64,210	$6	$6,659,313	$(1,216,557)	$38,877	$172,861	$5,654,500
Net income	—	—	—	118,424	—	7,063	125,487
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(20,703)	(730)	(21,433)
Issuance of common stock under:
Stock option and restricted stock plans, net	51	—	11,351	—	—	—	11,351
Sale of common stock, net	—	—	(467)	—	—	—	(467)
Equity based compensation costs	—	—	1,923	—	—	68	1,991
Changes in the redemption value of redeemable noncontrolling interest	—	—	(813)	—	—	204	(609)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	24,930	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(9,118)	(9,118)
Redemptions of noncontrolling interest	6	—	(43)	—	—	(754)	(797)
Common stock dividends ($2.45 per share)	—	—	—	(157,475)	—	—	(157,475)
Balances at September 30, 2024	64,267	$6	$6,671,264	$(1,255,608)	$18,174	$194,524	$5,628,360

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Nine Months Ended September 30, 2024	Shares	Amount
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978
Net income	—	—	—	484,069	—	25,544	509,613
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(15,382)	(543)	(15,925)
Issuance of common stock under:
Stock option and restricted stock plans, net	58	—	12,313	—	—	—	12,313
Sale of common stock, net	—	—	(580)	—	—	—	(580)
Equity based compensation costs	—	—	5,539	—	—	195	5,734
Changes in the redemption value of redeemable noncontrolling interest	—	—	(2,436)	—	—	143	(2,293)
Changes in noncontrolling interest from acquisition	—	—	—	—	—	24,930	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(26,193)	(26,193)
Redemptions of noncontrolling interest	6	—	(292)	—	—	(784)	(1,076)
Common stock dividends ($7.35 per share)	—	—	—	(472,141)	—	—	(472,141)
Balances at September 30, 2024	64,267	$6	$6,671,264	$(1,255,608)	$18,174	$194,524	$5,628,360

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$617,028	$509,613
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	3,089	581
Depreciation and amortization	454,277	431,785
Amortization of discount and debt financing costs, net	4,609	5,988
Realized and unrealized gains on marketable securities, net	(4,059)	(10,645)
Provision for credit losses	61	(116)
Company's share of gain on the sales of co-investments	(5,189)	—
Equity income from co-investments	(34,795)	(33,667)
Operating distributions from co-investments	64,125	35,096
Accrued interest from notes and other receivables	(7,949)	(10,805)
Gain on the sale of real estate and land	(299,524)	—
Equity-based compensation	6,664	5,350
Loss on early retirement of debt	762	—
Gain on remeasurement of co-investment	(330)	(169,909)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	3,171	23,171
Accounts payable, accrued liabilities, and operating lease liabilities	40,595	65,274
Other liabilities	(2,314)	(1,735)
Net cash provided by operating activities	840,221	849,981
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(686,681)	(695,432)
Redevelopment	(57,226)	(41,198)
Development acquisitions of and additions to real estate under development	(44,124)	(2,666)
Capital expenditures on rental properties	(100,810)	(97,535)
Investments in notes receivable	(81,481)	(58,633)
Collections of notes and other receivables	3,096	26,600
Proceeds from insurance for property losses	2,581	1,700
Proceeds from dispositions of real estate	509,946	—
Contributions to co-investments	(31,024)	(4,977)
Changes in refundable deposits	8,000	(1,250)
Purchases of marketable securities	(10,488)	(428)
Sales and maturities of marketable securities	408	23,623
Non-operating distributions from co-investments	114,014	6,500
Net cash used in investing activities	(373,789)	(843,696)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	751,416	554,875
Payments on unsecured debt and mortgage notes	(797,348)	(402,315)
Proceeds from lines of credit and commercial paper	5,037,741	1,052,729
Repayments of lines of credit and commercial paper	(4,930,686)	(1,044,844)

	Nine Months Ended September 30,
	2025	2024
Additions to deferred charges	(9,160)	(8,521)
Payments related to debt prepayment penalties	(697)	—
Net costs from issuance of common stock	(280)	(580)
Net proceeds from stock options exercised	8,930	12,313
Payments related to tax withholding for share-based compensation	(560)	—
Distributions to noncontrolling interest	(24,402)	(25,445)
Redemption of noncontrolling interest	(13,475)	(1,076)
Redemption of redeemable noncontrolling interest	—	(521)
Common stock dividends paid	(488,514)	(462,971)
Net cash used in financing activities	(467,035)	(326,356)
Net decrease in unrestricted and restricted cash and cash equivalents	(603)	(320,071)
Unrestricted and restricted cash and cash equivalents at beginning of period	75,846	400,334
Unrestricted and restricted cash and cash equivalents at end of period	$75,243	$80,263

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $2.5 million and $0.2 million capitalized in 2025 and 2024, respectively)	$186,656	$164,389
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,807	$5,221
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$24,930
Redemption of preferred equity investments upon acquisition of co-investments	$—	$44,670
Reclassifications (from) to redeemable noncontrolling interest (to) from additional paid in capital and noncontrolling interest	$(1,103)	$2,293
Leased assets obtained in exchange for new operating lease liabilities	$2,727	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,325,394	$3,246,789
Buildings and improvements	14,745,049	14,342,729
	18,070,443	17,589,518
Less: accumulated depreciation	(6,381,123)	(6,150,618)
	11,689,320	11,438,900
Real estate under development	139,161	52,682
Co-investments	808,238	935,014
	12,636,719	12,426,596
Cash and cash equivalents-unrestricted	65,959	66,795
Cash and cash equivalents-restricted	9,284	9,051
Marketable securities	84,116	69,794
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively	221,628	206,706
Operating lease right-of-use assets	51,682	51,556
Prepaid expenses and other assets	80,853	96,861
Total assets	$13,150,241	$12,927,359
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,621,505	$5,473,788
Mortgage notes payable, net	795,404	989,884
Lines of credit and commercial paper	245,000	137,945
Accounts payable and accrued liabilities	250,745	212,747
Construction payable	33,484	14,347
Distributions payable	173,770	165,443
Distributions in excess of investments in co-investments	95,893	79,273
Operating lease liabilities	52,405	52,473
Other liabilities	50,762	50,220
Total liabilities	7,318,968	7,176,120
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	29,746	30,849
Capital:
General Partner:
Common equity (64,404,022 and 64,280,466 units issued and outstanding, respectively)	5,623,460	5,512,391
	5,623,460	5,512,391
Limited Partners:
Common equity (2,256,414 and 2,331,251 units issued and outstanding, respectively)	64,740	73,418
Accumulated other comprehensive income, net	12,042	29,429
Total partners’ capital	5,700,242	5,615,238
Noncontrolling interest	101,285	105,152
Total capital	5,801,527	5,720,390
Total liabilities and capital	$13,150,241	$12,927,359

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and other property	$470,942	$448,135	$1,400,641	$1,312,132
Management and other fees from affiliates	2,361	2,563	7,078	7,849
	473,303	450,698	1,407,719	1,319,981
Expenses:
Property operating, excluding real estate taxes	91,413	85,836	263,834	244,636
Real estate taxes	52,023	48,956	153,652	143,188
Corporate-level property management expenses	12,216	11,610	36,768	34,331
Depreciation and amortization	151,489	146,439	454,277	431,785
General and administrative	18,058	29,067	51,507	67,374
Expensed acquisition and investment related costs	25	—	25	68
	325,224	321,908	960,063	921,382
Gain on sale of real estate and land	62,320	—	299,524	—
Earnings from operations	210,399	128,790	747,180	398,599
Interest expense	(64,660)	(59,232)	(192,654)	(174,285)
Total return swap income	1,329	807	3,600	2,232
Interest and other income	5,900	11,449	16,997	78,292
Equity income from co-investments	17,798	11,649	39,984	33,667
Tax benefit on unconsolidated technology co-investments	1,958	441	2,353	1,199
Loss on early retirement of debt	—	—	(762)	—
Gain on remeasurement of co-investment	—	31,583	330	169,909
Net income	172,724	125,487	617,028	509,613
Net income attributable to noncontrolling interest	(2,336)	(2,857)	(7,108)	(8,469)
Net income available to common unitholders	$170,388	$122,630	$609,920	$501,144
Comprehensive income	$168,771	$104,054	$599,641	$493,688
Comprehensive income attributable to noncontrolling interest	(2,336)	(2,857)	(7,108)	(8,469)
Comprehensive income attributable to controlling interest	$166,435	$101,197	$592,533	$485,219
Per unit data:
Basic:
Net income available to common unitholders	$2.56	$1.84	$9.15	$7.54
Weighted average number of common units outstanding during the period	66,660,423	66,508,041	66,643,952	66,480,312
Diluted:
Net income available to common unitholders	$2.56	$1.84	$9.15	$7.54
Weighted average number of common units outstanding during the period	66,674,655	66,551,838	66,667,571	66,500,412

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and nine months ended September 30, 2025 and 2024
(Unaudited)
(In thousands, except per unit amounts)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2025	Units	Amount	Units	Amount
Balances at June 30, 2025	64,404	$5,623,574	2,256	$64,809	$15,995	$101,536	$5,805,914
Net income	—	164,621	—	5,767	—	2,336	172,724
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(17)	—	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,050)	—	(4,050)
Change in fair value of marketable debt securities, net	—	—	—	—	114	—	114
Issuance of common units under:
General partner’s stock based compensation, net	—	(41)	—	—	—	—	(41)
Sale of common stock by general partner, net	—	(179)	—	—	—	—	(179)
Equity based compensation costs	—	2,519	—	88	—	—	2,607
Changes in the redemption value of redeemable noncontrolling interest	—	3,016	—	(124)	—	284	3,176
Distributions to noncontrolling interest	—	—	—	—	—	(2,392)	(2,392)
Redemptions	—	(4,440)	—	—	—	(479)	(4,919)
Distributions declared ($2.57 per unit)	—	(165,610)	—	(5,800)	—	—	(171,410)
Balances at September 30, 2025	64,404	$5,623,460	2,256	$64,740	$12,042	$101,285	$5,801,527

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine Months Ended September 30, 2025	Units	Amount	Units	Amount
Balances at December 31, 2024	64,280	$5,512,391	2,331	$73,418	$29,429	$105,152	$5,720,390
Net income	—	589,093	—	20,827	—	7,108	617,028
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(17)	—	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(17,571)	—	(17,571)
Change in fair value of marketable debt securities, net	—	—	—	—	201	—	201
Issuance of common units under:
General partner's stock based compensation, net	49	8,370	—	—	—	—	8,370
Sale of common stock by general partner, net	—	(280)	—	—	—	—	(280)
Equity based compensation costs	—	6,783	—	238	—	—	7,021
Changes in the redemption value of redeemable noncontrolling Interest	—	1,314	—	(434)	—	223	1,103
Distributions to noncontrolling interest	—	—	—	—	—	(7,209)	(7,209)
Redemptions	75	2,355	(75)	(11,841)	—	(3,989)	(13,475)
Distributions declared ($7.71 per unit)	—	(496,566)	—	(17,468)	—	—	(514,034)
Balances at September 30, 2025	64,404	$5,623,460	2,256	$64,740	$12,042	$101,285	$5,801,527

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2024	Units	Amount	Units	Amount
Balances at June 30, 2024	64,210	$5,442,762	2,259	$46,819	$44,154	$120,765	$5,654,500
Net income	—	118,424	—	4,206	—	2,857	125,487
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(21,433)	—	(21,433)
Issuance of common units under:
General partner's stock based compensation, net	51	11,351	—	—	—	—	11,351
Sale of common stock by general partner, net	—	(467)	—	—	—	—	(467)
Equity based compensation costs	—	1,923	—	68	—	—	1,991
Changes in the redemption value of redeemable noncontrolling interest	—	(813)	—	123	—	81	(609)
Changes in noncontrolling interest from acquisition	—	—	82	24,930	—	—	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(3,404)	(3,404)
Redemptions	6	(43)	(9)	(676)	—	(78)	(797)
Distributions declared ($2.45 per unit)	—	(157,475)	—	(5,714)	—	—	(163,189)
Balances at September 30, 2024	64,267	$5,415,662	2,332	$69,756	$22,721	$120,221	$5,628,360

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Nine Months Ended September 30, 2024	Units	Amount	Units	Amount
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978
Net income	—	484,069	—	17,075	—	8,469	509,613
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(15,925)	—	(15,925)
Issuance of common units under:
General partner's stock based compensation, net	58	12,313	—	—	—	—	12,313
Sale of common stock by general partner, net	—	(580)	—	—	—	—	(580)
Equity based compensation costs	—	5,539	—	195	—	—	5,734
Changes in the redemption value of redeemable noncontrolling interest	—	(2,436)	—	25	—	118	(2,293)
Changes in noncontrolling interest from acquisition	—	—	82	24,930	—	—	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(9,409)	(9,409)
Redemptions	6	(292)	(9)	(676)	—	(108)	(1,076)
Distributions declared ($7.35 per unit)	—	(472,141)	—	(16,784)	—	—	(488,925)
Balances at September 30, 2024	64,267	$5,415,662	2,332	$69,756	$22,721	$120,221	$5,628,360

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$617,028	$509,613
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	3,089	581
Depreciation and amortization	454,277	431,785
Amortization of discount and debt financing costs, net	4,609	5,988
Realized and unrealized gains on marketable securities, net	(4,059)	(10,645)
Provision for credit losses	61	(116)
Company’s share of gain on the sales of co-investment	(5,189)	—
Equity income from co-investments	(34,795)	(33,667)
Operating distributions from co-investments	64,125	35,096
Accrued interest from notes and other receivables	(7,949)	(10,805)
Gain on the sale of real estate and land	(299,524)	—
Equity-based compensation	6,664	5,350
Loss on early retirement of debt	762	—
Gain on remeasurement of co-investment	(330)	(169,909)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	3,171	23,171
Accounts payable, accrued liabilities, and operating lease liabilities	40,595	65,274
Other liabilities	(2,314)	(1,735)
Net cash provided by operating activities	840,221	849,981
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(686,681)	(695,432)
Redevelopment	(57,226)	(41,198)
Development acquisitions of and additions to real estate under development	(44,124)	(2,666)
Capital expenditures on rental properties	(100,810)	(97,535)
Investments in notes receivable	(81,481)	(58,633)
Collections of notes and other receivables	3,096	26,600
Proceeds from insurance for property losses	2,581	1,700
Proceeds from dispositions of real estate	509,946	—
Contributions to co-investments	(31,024)	(4,977)
Changes in refundable deposits	8,000	(1,250)
Purchases of marketable securities	(10,488)	(428)
Sales and maturities of marketable securities	408	23,623
Non-operating distributions from co-investments	114,014	6,500
Net cash used in investing activities	(373,789)	(843,696)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	751,416	554,875
Payments on unsecured debt and mortgage notes	(797,348)	(402,315)
Proceeds from lines of credit and commercial paper	5,037,741	1,052,729
Repayments of lines of credit and commercial paper	(4,930,686)	(1,044,844)
Additions to deferred charges	(9,160)	(8,521)

	Nine Months Ended September 30,
	2025	2024
Payments related to debt prepayment penalties	(697)	—
Net costs from issuance of common units	(280)	(580)
Net proceeds from stock options exercised	8,930	12,313
Payments related to tax withholding for share-based compensation	(560)	—
Distributions to noncontrolling interest	(7,157)	(6,739)
Redemption of noncontrolling interests	(13,475)	(1,076)
Redemption of redeemable noncontrolling interests	—	(521)
Common units distributions paid	(505,759)	(481,677)
Net cash used in financing activities	(467,035)	(326,356)
Net decrease in unrestricted and restricted cash and cash equivalents	(603)	(320,071)
Unrestricted and restricted cash and cash equivalents at beginning of period	75,846	400,334
Unrestricted and restricted cash and cash equivalents at end of period	$75,243	$80,263

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $2.5 million and $0.2 million capitalized in 2025 and 2024, respectively)	$186,656	$164,389
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,807	$5,221
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$24,930
Redemption of preferred equity investments upon acquisition of co-investments	$—	$44,670
Reclassifications (from) to redeemable noncontrolling interest (to) from general and limited partner capital and noncontrolling interest	$(1,103)	$2,293
Leased assets obtained in exchange for new operating lease liabilities	$2,727	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.6% and 96.5% general partnership interest as of September 30, 2025 and December 31, 2024, respectively. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,256,414 and 2,331,251 as of September 30, 2025 and December 31, 2024, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $604.0 million and $665.4 million as of September 30, 2025 and December 31, 2024, respectively. The Company has reserved shares of common stock for such conversions.

As of September 30, 2025, the Company owned or had ownership interests in 257 operating apartment home communities, comprising 62,451 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline consisting of one consolidated project. The operating apartment home communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. ASU 2025-06 eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. In addition, disclosures for property, plant and equipment will be required for all capitalized software costs. ASU 2025-06 will be effective for the Company beginning January 1, 2028 and early adoption is permitted. Upon adoption, the new standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated results of operations or financial position.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. ASU 2025-05 provides for a practical expedient that allows an entity to assume that conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. ASU 2025-05 will be effective for the Company beginning January 1, 2026, with early adoption permitted, and is required to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated results of operations or financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, the FASB issued ASU No. 2025-01 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”. ASU 2024-03 requires disaggregated information for specified categories of expenses to be presented in the notes to the financial statements. ASU 2024-03, as clarified by ASU 2025-01, will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. The new standards may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of these standards on its consolidated results of operations and financial position.

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

Marketable Securities

The Company reports its equity securities and available-for-sale debt securities at fair value, based on quoted market prices (Level 1 for the equity securities and Level 2 for the available for sale debt securities, as defined by the FASB standard for fair value measurements). As of both September 30, 2025 and December 31, 2024, less than $0.1 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represented investments measured at fair value, using net asset value as a practical expedient, and were not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Any realized and unrealized gains and losses in equity securities, realized gains in debt securities, and interest income are included in interest and other income in the condensed consolidated statements of income and comprehensive income. There were no other-than-temporary impairment charges for the three and nine months ended September 30, 2025 and 2024.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

As of September 30, 2025 and December 31, 2024, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, U.S. treasury and agency securities, corporate debt securities and municipal debt securities.

As of September 30, 2025 and December 31, 2024, marketable securities consisted of the following ($ in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$2,677	$6	$2,683
Common stock, preferred stock and stock funds	48,738	22,494	71,232

Available for sale debt securities:
U.S. treasury and agency securities	5,002	77	5,079
Corporate debt securities	4,708	99	4,807
Municipal debt securities	307	8	315
Total - Marketable securities	$61,432	$22,684	$84,116

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Investment funds - debt securities	$2,645	$(67)	$2,578
Common stock, preferred stock and stock funds	49,195	18,021	67,216
Total - Marketable securities	$51,840	$17,954	$69,794

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising ten communities), and four co-investments as of September 30, 2025. As of December 31, 2024, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities) and five co-investments. The Company consolidates these entities because it is the primary beneficiary. The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $952.8 million and $246.3 million, respectively, as of September 30, 2025 and $893.0 million and $319.1 million, respectively, as of December 31, 2024. Noncontrolling interests in these entities was $101.2 million and $105.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2025 and December 31, 2024, the Company did not have any VIEs of which it was not the primary beneficiary.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, commercial paper and notes and other receivables approximate fair value as of September 30, 2025 and December 31, 2024, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.6 billion and $5.8 billion as of September 30, 2025 and December 31, 2024, respectively, was approximately $5.4 billion and $5.5 billion, respectively. Management has estimated that the fair value of the Company’s $1.1 billion and $752.3 million of variable rate debt at September 30, 2025 and December 31, 2024, respectively, was approximately $1.0 billion and $749.4 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimated that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of September 30, 2025 and December 31, 2024 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of September 30, 2025 and December 31, 2024.

Capitalization of Costs

The Company’s capitalized costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $6.5 million and $4.6 million during the three months ended September 30, 2025 and 2024, respectively, and $18.8 million and $14.8 million for the nine months ended September 30, 2025 and 2024, respectively. The Company amortizes the capitalized costs over the useful life of the development.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value of derivatives and amortization of swap settlements	Unrealized gain on available for sale debt securities	Total
Balance at December 31, 2024	$24,655	$—	$24,655
Other comprehensive (loss) income before reclassification	(20,813)	194	(20,619)
Amounts reclassified from accumulated other comprehensive income	3,836	(16)	3,820
Other comprehensive (loss) income	(16,977)	178	(16,799)
Balance at September 30, 2025	$7,678	$178	$7,856

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value of derivatives and amortization of swap settlements	Unrealized gain on available for sale debt securities	Total
Balance at December 31, 2024	$29,429	$—	$29,429
Other comprehensive (loss) income before reclassification	(21,542)	201	(21,341)
Amounts reclassified from accumulated other comprehensive income	3,971	(17)	3,954
Other comprehensive (loss) income	(17,571)	184	(17,387)
Balance at September 30, 2025	$11,858	$184	$12,042

Amounts reclassified from accumulated other comprehensive income, net in connection with derivatives are recorded in interest expense in the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $29.7 million and $30.8 million as of September 30, 2025 and December 31, 2024, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2025 was as follows ($ in thousands):

Balance at December 31, 2024	$30,849
Reclassification due to change in redemption value and other	(1,103)
Balance at September 30, 2025	$29,746

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
September 30, 2025 and 2024
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents - unrestricted	$65,959	$66,795	$71,288	$391,749
Cash and cash equivalents - restricted	9,284	9,051	8,975	8,585
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statements of cash flows	$75,243	$75,846	$80,263	$400,334

Gain Contingencies

Contingencies, commonly resulting from legal settlements, will periodically arise that may result in a gain. Gain contingencies are typically not recognized in the financial statements until all uncertainties related to the contingency have been resolved. In the case of legal settlements, the Company determines that all uncertainties have been resolved when cash or other consideration has been received by the Company. There were no material gains from legal settlements during the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain within interest and other income on the condensed consolidated statements of income and comprehensive income.

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

(2) Significant Transactions During the Nine Months Ended September 30, 2025

Significant Transactions

Acquisition of Real Estate Interests

The table below summarizes acquisition activity for the nine months ended September 30, 2025 ($ in millions):

Property Name	Location	Date	Apartment Homes	Contract Price at Pro Rata Share
The Plaza	CA	Jan-25	307	$161.4
One Hundred Grand	CA	Feb-25	166	105.3	(1)
ROEN Menlo Park	CA	Feb-25	146	78.8
Revere Campbell	CA	May-25	168	118.0	(1)
The Parc at Pruneyard	CA	May-25	252	122.5
ViO	CA	Sep-25	234	100.0
Total acquisitions			1,273	$686.0

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

(1)    One Hundred Grand and Revere Campbell replaced Highridge, an apartment home community owned by DownREIT entities that are consolidated by the Company, within the DownREIT structures of those entities pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (“Section 1031 Exchange”).

Disposition of Real Estate Interests

The table below summarizes disposition activity for the nine months ended September 30, 2025 ($ in millions):

Property Name	Location	Date	Apartment Homes	Sale Price at Pro Rata Share
Highridge	CA	Feb-25	255	$127.0	(1)
Essex Skyline	CA	Apr-25	350	239.6	(2)
The Grand	CA	Jul-25	243	97.5	(3)
Fourth & U	CA	Sep-25	171	52.3	(4)
Total dispositions			1,019	$516.4

(1)    Highridge, an apartment home community owned by DownREIT entities that are consolidated by the Company, was replaced by One Hundred Grand and Revere Campbell within the DownREIT structures of those entities pursuant to a Section 1031 Exchange. The Company recognized a $111.0 million gain on sale of real estate and land in the condensed consolidated statements of income and comprehensive income. In conjunction with the sale, $69.6 million in debt associated with the property was paid off and the Company recorded a $0.8 million loss on early extinguishment of debt.
(2)     The Company recognized a $126.2 million gain on sale in the condensed consolidated statements of income and comprehensive income.
(3)    The Company recognized a $47.8 million gain on sale in the condensed consolidated statements of income and comprehensive income.
(4)    The Company recognized a $14.5 million gain on sale in the condensed consolidated statements of income and comprehensive income.

Preferred Equity Investments

In July 2025, the Company formed a new joint venture, Wesco VII, LLC (“Wesco VII”), with the State of Wisconsin Investment Board, for the purpose of investing in multifamily real estate projects. Each partner has an initial equity commitment of $50.0 million and holds a 50% ownership interest. The investment is recorded to co-investments in the condensed consolidated balance sheets. Wesco VII subsequently funded a preferred equity investment of $42.6 million in a 480-unit apartment home community development located in California. The investment has an initial preferred return of 13.5% subject to adjustment upon the occurrence of specified events and mandatory redemption in July 2030.

In the third quarter of 2025, the Company received cash proceeds of $71.4 million, including an early redemption fee of $0.1 million, for the full redemption of three preferred equity investments and partial redemption of one preferred equity investment in joint ventures that hold properties in California and Washington.

In the second quarter of 2025, the Company received cash of $14.1 million for the full redemption of a preferred equity investment in a joint venture that holds property located in Washington.

In the first quarter of 2025, the Company received cash of $9.9 million for the full redemption of a preferred equity investment in a joint venture that holds property located in California.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

Notes Receivable

In August 2025, the Company funded an $81.2 million related party bridge loan to Wesco I, LLC ("Wesco I"), a co-investment, in connection with the payoff of a mortgage related to one of Wesco I’s properties located in Southern California. The note receivable accrues interest at 5.50% and is scheduled to mature in December 2025.

Senior Unsecured Debt

In July 2025, the Operating Partnership amended its $1.2 billion unsecured line of credit, increasing the borrowing capacity to $1.5 billion (“New Credit Facility”). The underlying interest rate on the New Credit Facility is Secured Overnight Financing Rate (“SOFR”) plus 0.775% which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings. The New Credit Facility is scheduled to mature in January 2030, with two six-month extensions exercisable at the option of the Company. The Company may also elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit.

In May 2025, the Operating Partnership established a commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s unsecured line of credit facilities serve as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company.

In May 2025, the Operating Partnership obtained a $300.0 million unsecured term loan priced at SOFR plus 0.850%. The loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. The loan includes a twelve-month delayed draw feature. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. As of September 30, 2025, the Company had borrowed $250.0 million under the term loan facility. The Company has entered into floating-to-fixed interest rate swaps to fix the interest rate for $247.5 million of the term loan facility to an all-in rate of 4.1%.

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

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income	$463,892	$440,649	$1,380,438	$1,290,026
Other property	7,050	7,486	20,203	22,106
Management and other fees from affiliates	2,361	2,563	7,078	7,849
Total revenues	$473,303	$450,698	$1,407,719	$1,319,981

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Southern California	$190,626	$181,673	$568,992	$530,051
Northern California	193,208	168,838	563,915	490,824
Seattle Metro	79,240	74,576	234,751	220,271
Other real estate assets (1)	7,868	23,048	32,983	70,986
Total rental and other property revenues	$470,942	$448,135	$1,400,641	$1,312,132

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

The following table presents the Company’s rental and other property revenues disaggregated by current property category status for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Same-property (1)	$412,710	$401,761	$1,228,141	$1,190,884
Acquisitions (2)	44,001	16,964	120,555	31,386
Non-residential/other, net (3)	13,916	29,637	51,851	90,663
Straight-line rent concessions (4)	315	(227)	94	(801)
Total rental and other property revenues	$470,942	$448,135	$1,400,641	$1,312,132

(1)Same-property includes properties that have comparable stabilized results as of January 1, 2024 and are consolidated by the Company for the nine months ended September 30, 2025 and 2024. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.2 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2025 that was included in the December 31, 2024 deferred revenue balance was less than $0.1 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of September 30, 2025, the Company had $0.2 million of remaining performance obligations. The Company expects to recognize approximately 12% of these remaining performance obligations in 2025 and the remaining 88% through 2027.

(4) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment home communities. Additionally, the Company has invested in five unconsolidated technology co-investments and, as of September 30, 2025, the co-investment balance of these investments was $71.8 million, and the aggregate commitment was $86.0 million. As of December 31, 2024, the Company had five unconsolidated technology co-investments and the co-investment balance of these investments was $57.3 million and the aggregate commitment was $86.0 million.

In September 2025, Wesco V, LLC, a joint venture in which the Company owns a 50.0% interest, sold one of its apartment home communities named 8th & Republican for a total contract price of $94.9 million. The Company recorded a $5.2 million gain from the sale as equity income from co-investments within the condensed consolidated statements of income and comprehensive income.

The carrying values of the Company’s co-investments as of September 30, 2025 and December 31, 2024 were as follows ($ in thousands, except in parenthetical):

	Weighted Average Company Ownership Percentage (1)	September 30, 2025	December 31, 2024
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	54%	$78,700	$147,232
BEX IV and 500 Folsom	50%	138,170	146,142
Other (2)(3)	53%	94,500	86,089
Total operating and other co-investments, net		311,370	379,463
Total preferred equity co-investments (4) (includes related party investments of $51.6 million and $48.1 million as of September 30, 2025 and December 31, 2024, respectively. See Note 6, Related Party Transactions, for further discussion)		400,975	476,278
Total co-investments, net		$712,345	$855,741

(1)Weighted average company ownership percentages are as of September 30, 2025.
(2)As of September 30, 2025 and December 31, 2024, the Company’s investments in Wesco I, Wesco III, Wesco IV, and Expo were classified as a liability of $95.9 million and $79.3 million, respectively, due to distributions received in excess of the Company’s investment.
(3)The weighted average company ownership percentage excludes the Company’s investments in unconsolidated technology co-investments.
(4)Including one preferred equity investment held with Wesco VII, LLC.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

The combined summarized financial information of co-investments was as follows ($ in thousands):

	September 30, 2025	December 31, 2024
Combined balance sheets: (1)
Rental properties and real estate under development	$3,522,699	$4,094,826
Other assets	188,891	277,420
Total assets	$3,711,590	$4,372,246
Debt	$2,668,457	$3,001,303
Other liabilities	231,788	235,111
Equity	811,345	1,135,832
Total liabilities and equity	$3,711,590	$4,372,246

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Combined statements of income: (1)
Property revenues	$84,580	$98,665	$255,455	$303,593
Property operating expenses	(32,008)	(35,276)	(95,864)	(114,193)
Net operating income	52,572	63,389	159,591	189,400
Gain on sale of real estate	10,378	—	10,378	—
Interest expense	(26,565)	(37,985)	(82,003)	(114,771)
General and administrative	(4,431)	(1,449)	(12,995)	(16,137)
Depreciation and amortization	(35,052)	(41,817)	(107,863)	(131,419)
Net loss	$(3,098)	$(17,862)	$(32,892)	$(72,927)
Company’s share of net income (2)	$17,798	$11,649	$39,984	$33,667

(1)Includes preferred equity investments held by the Company and excludes investments in unconsolidated technology co-investments.
(2)Includes the Company’s share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes related party income of $1.3 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and $3.8 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

(5) Notes and Other Receivables

Notes and other receivables consisted of the following as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	$64,193	$60,538
Note receivable, secured, bearing interest at 12.00%, due January 2025 (Originated August 2022)	—	3,167
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	42,692	39,187
Related party note receivable, secured, bearing interest at 5.50%, due December 2025 (Originated August 2025) (1)	81,572	—
Receivable from preferred equity investment sponsor (2)	—	72,002
Other receivables from affiliates	6,507	5,646
Straight-line rent receivables (3)	9,044	9,235
Other receivables	18,210	17,460
Allowance for credit losses	(590)	(529)
Total notes and other receivables	$221,628	$206,706

(1)See Note 6, Related Party Transactions, for additional details.
(2)In the fourth quarter of 2024, the Company repaid a $72.0 million senior mortgage associated with a preferred equity investment in Artizan, a 241-unit stabilized apartment home community located in Oakland, CA, and subsequently issued a default notice to the third-party sponsor in January 2025, assumed full managerial control and consolidated the property. Refer to Note 2, Significant Transactions During the Nine Months ended September 30, 2025, for additional details.
(3)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company’s operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured, for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2025			2024
	Mezzanine Loans	Bridge Loans	Total	Mezzanine Loans	Bridge Loans	Total
Balance at beginning of period	$540	$—	$540	$740	$—	$740
Provision for credit losses	9	41	50	(175)	27	(148)
Balance at end of period	$549	$41	$590	$565	$27	$592

	Nine Months Ended September 30,
	2025			2024
	Mezzanine Loans	Bridge Loans	Total	Mezzanine Loans	Bridge Loans	Total
Balance at beginning of period	$529	$—	$529	$687	$—	$687
Provision for credit losses	20	41	61	(122)	27	(95)
Balance at end of period	$549	$41	$590	$565	$27	$592

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.4 million and $2.8 million during the three months ended September 30, 2025 and 2024, respectively, and $7.2 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of less than $0.1 million for the three months ended September 30, 2025 and $0.2 million for three months ended September 30, 2024, and $0.1 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively, against general and administrative expenses .

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. (“MMI”), a national brokerage firm listed on the New York Stock Exchange. For the three and nine months ended September 30, 2025 and 2024, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

In August 2025, the Company funded an $81.2 million related party bridge loan to Wesco I in connection with the payoff of a mortgage related to one of Wesco I’s properties located in Southern California. The note receivable accrues interest at 5.50% and is scheduled to mature in December 2025.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of September 30, 2025, $11.0 million of this commitment was funded and the Company accrues interest based on a 9.0% preferred return. The remaining unfunded commitment of $2.0 million expired in November 2024.

The Company has provided short-term loans to affiliates. As of September 30, 2025 and December 31, 2024, $88.1 million and $5.6 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consisted of the following for the periods presented ($ in thousands):

	September 30, 2025	December 31, 2024	Weighted Average Maturity In Years as of September 30, 2025
Term loan - variable rate, net (1)	$547,545	$298,571	3.2
Bonds public offering - fixed rate, net (2)	5,073,960	5,175,217	7.1
Unsecured debt, net (3)	5,621,505	5,473,788
Lines of credit (4)	—	137,945
Commercial paper (5)	245,000	—
Mortgage notes payable, net (6)	795,404	989,884	8.1
Total debt, net	$6,661,909	$6,601,617
Weighted average interest rate on fixed rate unsecured bonds public offering	3.6%	3.4%
Weighted average interest rate on variable rate term loan	4.1%	4.2%
Weighted average interest rate on lines of credit	5.2%	5.7%
Weighted average interest rate on commercial paper	4.3%	N/A
Weighted average interest rate on mortgage notes payable	4.2%	4.2%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

(1)In May 2025, the Operating Partnership obtained a new $300.0 million unsecured term loan priced at SOFR plus 0.850% which is based on a tiered rate structure tied to the Company’s long-term unsecured credit rating with a one-year delayed draw feature. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. This term loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. As of September 30, 2025, the Company had drawn $250.0 million on the new term loan facility. The Company has entered into floating-to-fixed interest rate swaps to fix the interest rate for $247.5 million of the new term loan facility to an all-in rate of 4.1%. In October 2025, the Company executed an amendment of its existing $300.0 million unsecured term loan to extend the maturity date from October 2027 to January 2031, inclusive of extension options exercisable at the Company’s option. The interest rate was reduced by 0.10% to SOFR plus 0.85% and is swapped to an all-in fixed rate of 4.1% through October 2026.
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
(3)Unsecured debt, net, consists of fixed rate public bond offerings and a variable rate term loan which includes unamortized discounts, net of premiums of $0.7 million and unamortized premiums, net of discounts of $0.1 million, and unamortized debt issuance costs of $27.8 million and $26.3 million, as of September 30, 2025 and December 31, 2024, respectively.
(4)Lines of credit, related to the Company’s two lines of unsecured credit aggregating $1.58 billion and $1.28 billion as of September 30, 2025 and December 31, 2024, respectively, excluded unamortized debt issuance costs of $7.4 million and $6.2 million, respectively. These debt issuance costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets. As of September 30, 2025, the Company’s $1.5 billion credit facility had an interest rate at Secured Overnight Financing Rate (“SOFR”) plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings. As of September 30, 2025, the Company’s $75.0 million working capital unsecured line of credit had an interest rate of SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and a scheduled maturity date of July 2026.
(5)The Company has a commercial paper program under which it can issue unsecured short-term notes, which are backstopped by, and reduce the borrowing capacity of, the Company’s unsecured line of credit facilities. The Company can issue up to $750.0 million of commercial paper for up to 397 days from the date of issue. The commercial paper balance excludes unamortized debt issuance of $0.4 million as of September 30, 2025, and are included in prepaid expenses and other assets in the condensed consolidated balance sheets.
(6)Includes total unamortized discounts, net of premiums of approximately $0.3 million and $0.2 million, reduced by unamortized debt issuance costs of $2.7 million and $2.6 million, as of September 30, 2025 and December 31, 2024, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit and commercial paper, as of September 30, 2025 were as follows ($ in thousands):

2025	$11,263
2026	549,405
2027	734,397
2028	518,332
2029	501,456
Thereafter	4,133,481
Total	$6,448,334

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
September 30, 2025 and 2024
(Unaudited)

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,
	2025			2024
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$190,626	$57,828	$132,798	$181,673	$53,584	$128,089
Northern California	193,208	61,158	132,050	168,838	52,230	116,608
Seattle Metro	79,240	23,333	55,907	74,576	22,597	51,979
Other real estate assets	7,868	1,117	6,751	23,048	6,381	16,667
Total	$470,942	$143,436	$327,506	$448,135	$134,792	$313,343

Total net operating income			327,506			313,343
Management and other fees from affiliates			2,361			2,563
Corporate-level property management expenses			(12,216)			(11,610)
Depreciation and amortization			(151,489)			(146,439)
General and administrative			(18,058)			(29,067)
Expensed acquisition and investment related costs			(25)			—
Gain on sale of real estate and land			62,320			—
Interest expense			(64,660)			(59,232)
Total return swap income			1,329			807
Interest and other income			5,900			11,449
Equity income from co-investments			17,798			11,649
Tax benefit on unconsolidated technology co-investments			1,958			441
Gain on remeasurement of co-investment			—			31,583
Net income			$172,724			$125,487

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

	Nine Months Ended September 30,
	2025			2024
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$568,992	$167,422	$401,570	$530,051	$154,727	$375,324
Northern California	563,915	175,499	388,416	490,824	148,956	341,868
Seattle Metro	234,751	67,691	167,060	220,271	65,619	154,652
Other real estate assets	32,983	6,874	26,109	70,986	18,522	52,464
Total	$1,400,641	$417,486	$983,155	$1,312,132	$387,824	$924,308

Total net operating income			983,155			924,308
Management and other fees from affiliates			7,078			7,849
Corporate-level property management expenses			(36,768)			(34,331)
Depreciation and amortization			(454,277)			(431,785)
General and administrative			(51,507)			(67,374)
Expensed acquisition and investment related costs			(25)			(68)
Gain on sale of real estate and land			299,524			—
Interest expense			(192,654)			(174,285)
Total return swap income			3,600			2,232
Interest and other income			16,997			78,292
Equity income from co-investments			39,984			33,667
Tax benefit on unconsolidated technology co-investments			2,353			1,199
Loss on early retirement of debt			(762)			—
Gain on remeasurement of co-investment			330			169,909
Net income			$617,028			$509,613

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Assets:
Southern California	$4,061,622	$4,162,462
Northern California	6,038,112	5,414,689
Seattle Metro	1,426,094	1,460,865
Other real estate assets (1)	163,492	400,884
Net reportable operating segments - real estate assets	11,689,320	11,438,900
Real estate under development	139,161	52,682
Co-investments	808,238	935,014
Cash and cash equivalents, including restricted cash	75,243	75,846
Marketable securities	84,116	69,794
Notes and other receivables	221,628	206,706
Operating lease right-of-use assets	51,682	51,556
Prepaid expenses and other assets	80,853	96,861
Total assets	$13,150,241	$12,927,359

(1)Includes retail space, commercial properties, held for sale properties and disposition properties.

(9) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share was calculated as follows for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended September 30,
	2025			2024
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$164,621	64,404,008	$2.56	$118,424	64,227,662	$1.84
Effect of Dilutive Securities:
Stock options	—	14,232		—	43,797
Diluted:
Net income available to common stockholders	$164,621	64,418,240	$2.56	$118,424	64,271,459	$1.84

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

	Nine Months Ended September 30,
	2025			2024
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$589,093	64,368,625	$9.15	$484,069	64,214,258	$7.54
Effect of Dilutive Securities:
Stock options	—	23,619		—	20,100
Diluted:
Net income available to common stockholders	$589,093	64,392,244	$9.15	$484,069	64,234,358	$7.54

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,256,415 and 2,280,379, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended September 30, 2025 and 2024, respectively, and 2,275,327 and 2,266,054 for the nine months ended September 30, 2025 and 2024, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $5.8 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively, and $20.8 million and $17.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Stock options of 250,512 and 197,474 for the three months ended September 30, 2025 and 2024, respectively, and 253,903 and 327,048 for the nine months ended September 30, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit was calculated as follows for the periods presented ($ in thousands, except per unit amounts):

	Three Months Ended September 30,
	2025			2024
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$170,388	66,660,423	$2.56	$122,630	66,508,041	$1.84
Effect of Dilutive Securities:
Stock options	—	14,232		—	43,797
Diluted:
Net income available to common unitholders	$170,388	66,674,655	$2.56	$122,630	66,551,838	$1.84

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)

	Nine Months Ended September 30,
	2025			2024
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$609,920	66,643,952	$9.15	$501,144	66,480,312	$7.54
Effect of Dilutive Securities:
Stock options	—	23,619		—	20,100
Diluted:
Net income available to common unitholders	$609,920	66,667,571	$9.15	$501,144	66,500,412	$7.54

Stock options of 250,512 and 197,474 for the three months ended September 30, 2025 and 2024, respectively, and 253,903 and 327,048 for the nine months ended September 30, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2025, the Company had five interest rate swap contracts and one forward starting interest rate swap contract with an aggregate notional amount of $547.5 million. The Company has $547.5 million in notional amount that effectively fixed the interest rate on the Company’s $550.0 million unsecured term loan at 4.1%. In June 2025, the Company entered into a $50.0 million forward starting interest rate swap that effectively fixes $50.0 million of the term loan at an all-in rate of 4.1% to be drawn at a future date. These derivatives qualify for hedge accounting.

As of September 30, 2025 and December 31, 2024, the aggregate carrying value of the interest rate swap contracts was an asset of $1.8 million and $5.5 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

As of September 30, 2025, the aggregate carrying value of the forward starting interest rate swap contract was a liability of less than $0.1 million within other liabilities in the condensed consolidated balance sheets.

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
September 30, 2025 and 2024
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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment home communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2025, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of September 30, 2025, the Company owned or had ownership interests in 257 operating apartment home communities, comprising 62,451 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects.

The Company’s apartment home communities are predominantly located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated operating communities were as follows:

	As of September 30, 2025		As of September 30, 2024
	Apartment Homes	%	Apartment Homes	%
Southern California	23,222	42%	23,262	43%
Northern California	20,847	38%	20,128	37%
Seattle Metro	10,899	20%	10,555	20%
Total	54,968	100%	53,945	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX IV and other co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods. The communities previously held in the BEX II co-investment, which was consolidated in 2024, are excluded from the table as of September 30, 2024 but included in the table as of September 30, 2025.

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

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The average financial occupancy for the Company’s 2025 Same-Property portfolio (stabilized properties consolidated by the Company for the quarters ended September 30, 2025 and 2024) was 96.1% and 96.2% for the three months ended September 30, 2025 and 2024, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The Company does not take into account delinquency and concessions to calculate actual rent for occupied apartment homes and market rents for vacant apartment homes. The calculation of financial occupancy compares contractual rates for occupied apartment homes to estimated market rents for unoccupied apartment homes, and thus the calculation compares the gross value of all apartment homes excluding delinquency and concessions. For apartment home communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric. While an apartment home community is in the lease-up phase, the Company’s primary motivation is to stabilize the property, which may entail the use of rent concessions and other incentives, and thus financial occupancy, which is based on contractual income, is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,
	2025	2024
Southern California	95.8%	95.9%
Northern California	96.3%	96.4%
Seattle Metro	96.2%	96.6%

The following table provides a breakdown of property revenue amounts, including the revenues attributable to the Same-Properties ($ in thousands):

	Number of Apartment Homes	Three Months Ended September 30,		Dollar Change	Percentage Change
		2025	2024
Same-Property Revenues:
Southern California	20,654	$170,162	$166,244	$3,918	2.4%
Northern California	18,037	167,042	162,217	4,825	3.0%
Seattle Metro	10,341	75,506	73,300	2,206	3.0%
Total Same-Property Revenues	49,032	412,710	401,761	10,949	2.7%
Non-Same Property Revenues		58,232	46,374	11,858	25.6%
Total Property Revenues		$470,942	$448,135	$22,807	5.1%

Same-Property Revenues increased by $10.9 million or 2.7% to $412.7 million for the third quarter of 2025 from $401.8 million for the third quarter of 2024. The increase was primarily attributable to an increase of 2.5% in average rental rates from $2,653 per apartment home for the third quarter of 2024 to $2,718 per apartment home for the third quarter of 2025. Additionally, 0.2% of the increase is attributable to a decrease in delinquencies for the third quarter of 2025 compared to the third quarter of 2024.

Non-Same Property Revenues increased by $11.9 million or 25.6% to $58.2 million in the third quarter of 2025 from $46.4 million in the third quarter of 2024. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park, Revere Campbell, The Parc at Pruneyard, and the consolidation of Artizan in 2025, as well as the acquisition of Beaumont along with the Company’s acquisition of its joint venture partner’s interests in the BEX II portfolio, and Century Towers in 2024. The increases were partially offset by the sale of Highridge, Essex Skyline, The Grand, and Fourth & U in 2025 and Hillsdale Garden in 2024.

Property operating expenses, excluding real estate taxes increased by $5.6 million or 6.5% to $91.4 million for the third quarter of 2025 compared to $85.8 million for the third quarter of 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2024 and 2025. Same-Property operating expenses, excluding real estate taxes, increased by $4.1 million or 5.3% to $82.1 million in the third quarter of 2025 compared to $78.0 million in the third quarter of 2024, primarily due to increases of $2.1 million in utilities expenses resulting from increases in trash removal, water and sewer costs and $1.4 million in personnel costs due to wage inflation.

Real estate taxes increased by $3.0 million or 6.1% to $52.0 million for the third quarter of 2025 compared to $49.0 million for the third quarter of 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and an estimated 2025 net aggregate increase in combined real estate taxes with increases in California partially offset by decreases in the Seattle Metro region.

Depreciation and amortization expense increased by $5.1 million or 3.5% to $151.5 million for the third quarter of 2025 compared to $146.4 million for the third quarter of 2024, primarily due to acquisitions in 2025 and 2024 identified in the Non-Same Property revenues section above. The increase was partially offset by dispositions in 2025 and 2024.

Gain on sale of real estate and land of $62.3 million was attributable to the dispositions of The Grand and Fourth & U. There were no sales of real estate or land during the third quarter of 2024.

Interest expense increased by $5.5 million or 9.3% to $64.7 million for the third quarter of 2025 compared to $59.2 million for the third quarter of 2024, primarily due to the upsizing in August 2024 of $550.0 million senior unsecured notes due April 2034, the issuance in February 2025 of $400.0 million senior unsecured notes due April 2035, borrowing on the new $300.0 million unsecured term loan in June and September 2025, and increased borrowing during the quarter on the two unsecured lines of credit and commercial paper program which resulted in an increase in interest expense of $11.2 million for the third quarter of 2025. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the third quarter of 2024, but primarily due to the payoff of $500.0 million of senior unsecured notes due April 1, 2025, which resulted in a decrease in interest expense of $4.7 million for the third quarter of 2025. Additionally, there was an increase in capitalized interest of $1.0 million in the third quarter of 2025, due to an increase in development activity as compared to the same period in 2024.

Equity income from co-investments increased by $6.2 million or 53.4% to $17.8 million for the third quarter of 2025 compared to $11.6 million for the third quarter of 2024, primarily due to a $5.2 million gain on sale of co-investment communities in the third quarter of 2025, and increases of $3.8 million in unrealized and realized gains from unconsolidated technology co-investments as a result of change in fair value of investments held by the co-investments. The increases were offset by a decrease of $3.3 million in income from preferred equity investments due to fewer outstanding investments at September 30, 2025 compared to the same period in 2024.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The Company’s average financial occupancy for its stabilized apartment home communities or “Same-Property” (stabilized properties consolidated by the Company for the nine months ended September 30, 2025 and 2024) was 96.2% and 96.3% for the nine months ended September 30, 2025 and 2024, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30, 2025
	2025	2024
Southern California	95.8%	95.9%
Northern California	96.6%	96.3%
Seattle Metro	96.3%	96.9%

The following table provides a breakdown of property revenue amounts, including the revenues attributable to Same-
Properties ($ in thousands):

	Number of Apartment Homes	Nine Months Ended September 30,		Dollar Change	Percentage Change
		2025	2024
Same-Property Revenues:
Southern California	20,654	$507,867	$492,649	$15,218	3.1%
Northern California	18,037	496,821	480,633	16,188	3.4%
Seattle Metro	10,341	223,453	217,602	5,851	2.7%
Total Same-Property Revenues	49,032	1,228,141	1,190,884	37,257	3.1%
Non-Same Property Revenues		172,500	121,248	51,252	42.3%
Total Property Revenues		$1,400,641	$1,312,132	$88,509	6.7%

Same-Property Revenues increased by $37.3 million or 3.1% for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily attributable to an increase of 2.3% in average rental rates from $2,631 per apartment home for the nine months ended September 30, 2024 to $2,692 per apartment home for the nine months ended September 30, 2025 and 0.6% of the increase was attributable to a decrease in delinquencies for the nine months ended September 30, 2025 compared to nine months ended September 30, 2024.

Non-Same Property Revenues increased by $51.3 million or 42.3% to $172.5 million for the nine months ended September 30, 2025 from $121.2 million for the nine months ended September 30, 2024. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park, Revere Campbell, The Parc at Pruneyard, and the consolidation of Artizan in 2025, as well as ARLO Mountain View, Maxwell Sunnyvale, and Beaumont, along with the Company’s acquisition of its joint venture partner’s interests in the BEXAEW and BEX II portfolios, Patina at Midtown, and Century Towers in 2024. The increases were partially offset by the sale of Highridge, Essex Skyline, The Grand, and Fourth & U in 2025 and Hillsdale Garden in 2024.

Property operating expenses, excluding real estate taxes increased by $19.2 million or 7.8% to $263.8 million for the nine months ended September 30, 2025 compared to $244.6 million for the nine months ended September 30, 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2024 and 2025. Same-Property operating expenses, excluding real estate taxes, increased by $11.4 million or 5.1% to $236.7 million for the nine months ended September 30, 2025 compared to $225.3 million for the nine months ended September 30, 2024, primarily due to increases of $6.1 million in utilities expenses resulting from increases in trash removal, water and sewer costs and $3.4 million in personnel costs due to wage inflation.

Real estate taxes increased by $10.5 million or 7.3% to $153.7 million for the nine months ended September 30, 2025 compared to $143.2 million for the nine months ended September 30, 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and an estimated 2025 net aggregate increase in combined real estate taxes with increases in California partially offset by decreases in the Seattle Metro region.

Depreciation and amortization expense increased by $22.5 million or 5.2% to $454.3 million for the nine months ended September 30, 2025 compared to $431.8 million for the nine months ended September 30, 2024, primarily due to acquisitions in 2025 and 2024 identified in the Non-Same Property revenues section above. The increase was partially offset by dispositions in 2025 and 2024.

Gain on sale of real estate and land of $299.5 million was attributable to the dispositions of Highridge, Essex Skyline, The Grand and Fourth & U in 2025. There were no sales of real estate or land during the nine months ended September 30, 2024.

Interest expense increased by $18.4 million or 10.6% to $192.7 million for the nine months ended September 30, 2025 compared to $174.3 million for the nine months ended September 30, 2024, primarily due to the issuance in March 2024 and August 2024 of $550.0 million senior unsecured notes due April 2034, the issuance in February 2025 of $400.0 million senior unsecured notes due April 2035, borrowing on the new $300.0 million unsecured term loan in June and September 2025, and increased borrowing on the two unsecured lines of credit and the commercial paper program which resulted in an increase in interest expense of $34.5 million for the nine months ended September 30, 2025. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the nine months ended September 30, 2024, primarily due to the payoff of $400.0 million of senior unsecured notes due May 1, 2024 and $500.0 million of senior unsecured notes due April 1, 2025, which resulted in a decrease in interest expense of $13.8 million for the third quarter of 2025. Additionally, there was an increase in capitalized interest of $2.3 million in the nine months ended September 30, 2025, due to an increase in development activity as compared to the same period in 2024.

Interest and other income decreased by $61.3 million or 78.3% to $17.0 million in income for the nine months ended September 30, 2025 compared to $78.3 million for the nine months ended September 30, 2024, primarily due to a decrease of $43.1 million in gains from legal settlements. During the first quarter of 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain. There were no material gains from legal settlements during the nine months ended September 30, 2025.

Equity income from co-investments increased by $6.3 million or 18.7% to $40.0 million for the nine months ended September 30, 2025 compared to $33.7 million for the nine months ended September 30, 2024, primarily due to a $5.2 million gain recognized on sale of co-investment community in the third quarter of 2025. The increase was also attributable to a $3.7 million impairment loss on one of the Company’s preferred equity investments incurred during the first quarter of 2024 with no current year equivalent. These increases were offset by decreases of $6.5 million in income from preferred equity investments due to fewer outstanding investments at September 30, 2025 compared to the same period in 2024, $1.5 million of promote income recognized from the closing of the BEXAEW portfolio acquisition during the first quarter of 2024, with no current year equivalent, and reduced equity loss from the Company's operating co-investments.

Loss on early retirement of debt of $0.8 million was due to the payoff of debt in conjunction with the disposition of Highridge.

Gain on remeasurement of co-investment of $0.3 million resulted from the Company’s consolidation of its investment in Artizan.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $66.0 million of unrestricted cash and cash equivalents and $84.1 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, commercial paper or decreased investment in redevelopment activities to supplement operating cash flows. The timing, source and amounts of cash flows provided by or used in financing activities and investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of September 30, 2025, Moody’s Investor Service, and Standard and Poor’s credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable, and BBB+/Stable, respectively.

As of September 30, 2025, the Company had two unsecured lines of credit aggregating $1.58 billion. As of September 30, 2025, there was no outstanding balance on the Company’s $1.5 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at Secured Overnight Financing Rate (“SOFR”) plus 0.775% as of September 30, 2025. This facility is scheduled to mature in January 2030, with two six-month extensions, exercisable at the Company’s option. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit. As of September 30, 2025, there was no outstanding balance on the Company’s $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at SOFR plus 0.775% as of September 30, 2025. This facility is scheduled to mature in July 2026.

In May 2025, the Operating Partnership established an unsecured commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s unsecured line of credit facilities serve as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company. The Company has used and expects to continue to use the proceeds from the Notes for general corporate purposes and working capital purposes.

In May 2025, the Operating Partnership obtained a $300.0 million unsecured term loan priced at SOFR plus 0.850% and scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. The loan includes a twelve-month delayed draw feature. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. The Company has entered into floating-to-fixed interest rate swaps to fix the interest rate for $247.5 million of the loan to an all-in rate of 4.1%.

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

During the nine months ended September 30, 2025, the Company did not issue any shares of its common stock through the 2024 ATM Program.

During the nine months ended September 30, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which is to be settled by September 2026.

As of September 30, 2025, $900.0 million of shares remain available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

In September 2022, the Company announced that its Board of Directors approved a new stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. During the nine months ended September 30, 2025, the Company did not repurchase any shares and as of September 30, 2025, the Company had $302.7 million of purchase authority remaining under its $500.0 million stock repurchase plan.

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

As of September 30, 2025, the Company’s development pipeline was comprised of one consolidated development project of 543 apartment homes and various predevelopment projects, with total incurred costs of $139.2 million, and estimated remaining project costs of approximately $218.0 million, for total estimated project costs of $357.2 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 7,483 apartment homes in operating communities with joint ventures and technology co-investments for a total book value of $311.4 million as of September 30, 2025.

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

While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts, including from tariffs imposed by the current presidential administration and the threat of such tariffs; geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; the Company’s inability to maintain its investment grade credit rating with the rating agencies; the Company may be unsuccessful in the management of its relationships with its co-investment partners; the Company may fail to achieve its business objectives; time of actual completion and/or stabilization of development and redevelopment projects, including potential delays due to supply shortages related to tariffs and/or labor shortages related to deportations or threat of deportations; estimates of future income from an acquired property may prove to be inaccurate; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations and the anticipated or actual impact of future changes in laws or regulations, including eviction moratoria; unexpected difficulties in leasing of future development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company’s annual report on Form 10-K for the year ended December 31, 2024, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income available to common stockholders	$164,621	$118,424	$589,093	$484,069
Adjustments:
Depreciation and amortization	151,489	146,439	454,277	431,785
Gains not included in FFO	(67,509)	(31,583)	(305,043)	(169,909)
Impairment loss from unconsolidated co-investments	—	—	—	3,726
Depreciation and amortization from unconsolidated co-investments	14,343	16,417	43,127	52,267
Noncontrolling interest related to Operating Partnership units	5,767	4,206	20,827	17,075
Depreciation attributable to third party ownership and other	(38)	(370)	(122)	(1,149)
Funds from operations attributable to common stockholders and unitholders	$268,673	$253,533	$802,159	$817,864
FFO per share-diluted	$4.03	$3.81	$12.03	$12.30
Non-core items:
Expensed acquisition and investment related costs	$25	$—	$25	$68
Tax benefit on unconsolidated technology co-investments	(1,958)	(441)	(2,353)	(1,199)
Realized and unrealized gains on marketable securities, net	(1,658)	(5,697)	(4,059)	(10,645)
Provision for credit losses	50	(182)	61	(116)
Equity loss from unconsolidated technology co-investments	(4,393)	(555)	(6,005)	(6,282)
Loss on early retirement of debt	—	—	762	—
Co-investment promote income	—	—	—	(1,531)
Income from early redemption of preferred equity investments and notes receivable	(70)	—	(70)	—
General and administrative and other, net (1)	3,926	13,956	7,863	22,403
Insurance reimbursements, legal settlements, and other, net (2)	(89)	(612)	(789)	(43,912)
Core funds from operations attributable to common stockholders and unitholders	$264,506	$260,002	$797,594	$776,650
Core FFO per share-diluted	$3.97	$3.91	$11.96	$11.68
Weighted average number of shares outstanding, diluted (3)	66,674,655	66,551,838	66,667,571	66,500,412

(1)Includes political advocacy costs of $1.6 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, and $11.3 million and $18.5 million for the three and nine months ended September 30, 2024, respectively.
(2)There were no material gains from legal settlements during the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain which was excluded from Core FFO.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings from operations	$210,399	$128,790	$747,180	$398,599
Adjustments:
Corporate-level property management expenses	12,216	11,610	36,768	34,331
Depreciation and amortization	151,489	146,439	454,277	431,785
Management and other fees from affiliates	(2,361)	(2,563)	(7,078)	(7,849)
General and administrative	18,058	29,067	51,507	67,374
Expensed acquisition and investment related costs	25	—	25	68
Gain on sale of real estate and land	(62,320)	—	(299,524)	—
NOI	327,506	313,343	983,155	924,308
Less: Non-Same Property NOI	(41,619)	(34,060)	(124,002)	(90,214)
Same-Property NOI	$285,887	$279,283	$859,153	$834,094

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2025, the Company had five interest rate swap contracts and one forward starting interest rate swap contract to mitigate the risk of changes in the interest-related cash outflows on the Company’s $550.0 million unsecured term loan. In June 2025, the Company entered into a $50.0 million forward starting interest rate swap that effectively fixes $50.0 million of the term loan to be drawn at a future date. The Company’s interest rate swaps were designated as a cash flow hedge as of September 30, 2025. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2025. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2025 ($ in thousands):

	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$497,500	2026-2030	$1,842	$6,443	$(2,855)
Forward starting interest rate swap	50,000	2030	(21)	943	(1,019)
Total cash flow hedges	$547,500	2026-2030	$1,821	$7,386	$(3,874)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $259.0 million that effectively convert $259.0 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index plus a spread and had a carrying value of zero as of September 30, 2025. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows ($ in thousands):

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair value
Fixed rate debt	$11,000	548,291	350,000	517,000	500,000	3,713,000	$5,639,291	$5,417,555
Average interest rate	4.0%	3.5%	3.8%	2.2%	4.1%	3.8%	3.6%
Variable rate debt (1)	$245,263	1,114	384,397	1,332	1,456	420,481	$1,054,043	$1,047,478
Average interest rate	4.3%	3.3%	4.0%	3.3%	3.3%	3.8%	4.0%

(1)$259.0 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of September 30, 2025. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2025, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, Essex’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

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

Essex Portfolio, L.P.

As of September 30, 2025, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2025, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2025, Essex issued an aggregate of 157 shares of its common stock upon the vesting of restricted stock awards. For each share of common stock issued by Essex in connection with vesting of restricted stock awards, the Operating Partnership issued 157 OP Units to Essex, as required by the partnership agreement.

Stock Repurchases

In September 2022, the Company announced that its Board of Directors approved a stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. During the three months ended September 30, 2025, the Company did not repurchase any shares. As of September 30, 2025, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 105b-1 trading arrangement”.

Item 6: Exhibits

A. Exhibits
10.1
Sixth Amended and Restated Revolving Credit Agreement, dated July 7, 2025, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed July 30, 2025, and incorporated herein by reference.†

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

Date: October 30, 2025

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 30, 2025

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 30, 2025

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 30, 2025

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer