Form 10-K
period 2025-12-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2026-02-20
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was approximately $18.1 billion. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P. cannot be determined.

As of February 13, 2026, 64,475,506 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the 2026 annual meeting of stockholders of Essex Property Trust, Inc. are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2025.

Auditor Name: KPMG LLP            Location: San Francisco, California         PCAOB ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a California limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As of December 31, 2025, Essex owned approximately 96.6% of the ownership interest in the Operating Partnership with the remaining 3.4% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership’s day-to-day management.

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

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders’ equity, partners’ capital and noncontrolling interest are the main areas of difference between the consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interest in Essex’s consolidated financial statements. The noncontrolling interest in the Operating Partnership’s consolidated financial statements includes the interest of unaffiliated partners in various consolidated partnerships and co-investment partners.
iii

The noncontrolling interest in Essex’s consolidated financial statements includes (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) OP Unitholders. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at Essex and Operating Partnership levels.

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
2025 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex”), a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust (“REIT”). Essex owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership” or “EPLP”). Essex is the sole general partner of the Operating Partnership and as of December 31, 2025, had an approximately 96.6% general partner interest in the Operating Partnership. In this report, the terms “Company,” “we,” “us,” and “our” also refer to Essex Property Trust, Inc., the Operating Partnership and those entities/subsidiaries owned or controlled by Essex and/or the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities, located along the West Coast of the United States. As of December 31, 2025, the Company owned or had ownership interests in 259 operating apartment communities, aggregating 63,077 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects (collectively, the “Portfolio”).

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

Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of its regional, economic, and local market research, and adjusts the geographic focus of its portfolio accordingly. The Company seeks to increase its portfolio allocation in markets projected to have the strongest local economies and to decrease allocations in markets projected to have declining economic conditions. Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease allocations in markets that have inflated valuations and low relative yields.

Property Operations – The Company manages its communities by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation. The Company intends to achieve this by utilizing the strategies set forth below:

•Property Management – Oversee delivery and quality of the housing provided to our tenants and manage the properties’ financial performance.
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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate Interests

The table below summarizes acquisition activity for the year ended December 31, 2025 ($ in millions):

Property Name	Location	Date	Apartment Homes	Essex Ownership Percentage	Contract Price at Pro Rata Share
The Plaza	CA	Jan-25	307	100%	$161.4
One Hundred Grand	CA	Feb-25	166	N/A	105.3	(1)
ROEN Menlo Park	CA	Feb-25	146	100%	78.8
Revere Campbell	CA	May-25	168	N/A	118.0	(1)
The Parc at Pruneyard	CA	May-25	252	100%	122.5
ViO	CA	Sep-25	234	100%	100.0
1250 Lakeside	CA	Nov-25	250	100%	143.5
Total acquisitions			1,523		$829.5

(1)One Hundred Grand and Revere Campbell replaced Highridge, an apartment home community owned by DownREIT entities that are consolidated by the Company, within the DownREIT structures of those entities pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (“Section 1031 Exchange”).

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

The table below summarizes disposition activity for the year ended December 31, 2025 ($ in millions):

Property Name	Location	Date	Apartment Homes	Sale Price at Pro Rata Share
Highridge	CA	Feb-25	255	$127.0	(1)
Essex Skyline	CA	Apr-25	350	239.6
The Grand	CA	Jul-25	243	97.5
8th & Republican	WA	Sep-25	211	47.4	(2)
Fourth & U	CA	Sep-25	171	52.3
Total dispositions			1,230	$563.8

(1)Highridge, an apartment home community owned by DownREIT entities that are consolidated by the Company, was replaced by One Hundred Grand and Revere Campbell within the DownREIT structures of those entities pursuant to a Section 1031 Exchange.
(2)Wesco V, LLC, a joint venture in which the Company owns a 50.0% interest, sold one of its apartment home communities for a total contract price of $94.9 million.

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

As of December 31, 2025, the Company’s development pipeline was comprised of one consolidated development project of 543 apartment homes and various predevelopment projects with total incurred costs of $157.1 million. The estimated remaining project costs are approximately $200.9 million, for total estimated project costs of $358.0 million.

Long Term Debt

During 2025, the Company made regularly scheduled principal payments of $2.5 million to its secured mortgage notes payable at an average interest rate of 3.5%.

In February 2025, the Operating Partnership issued $400.0 million of senior unsecured notes due on April 1, 2035 with a coupon rate of 5.375% per annum (the “2035 Notes”), which are payable on April 1 and October 1 of each year, beginning on October 1, 2025. The 2035 Notes were offered to investors at a price of 99.604% of the principal amount. The Company used the net proceeds of this offering to repay the Company’s $500.0 million senior unsecured notes at maturity in April 2025.

In May 2025, the Operating Partnership obtained a new $300.0 million unsecured term loan priced at Secured Overnight Financing Rate (“SOFR”) plus 0.85% which is based on a tiered rate structure tied to the Company’s long-term unsecured credit rating with a one-year delayed draw feature. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. This term loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. As of December 31, 2025, the Company had drawn $300.0 million on this term loan facility. The Company has entered into floating-to-fixed interest rate swaps to fix the interest rate for $197.5 million of the new term loan facility to an all-in rate of 4.1%.

In October 2022, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85% with an original maturity date of October 2024 with three 12-month extension options, exercisable at the Company’s option. In September 2024, the Company exercised its first option, extending the maturity date to October 2025. In October 2025, the Company executed an amendment of its existing $300.0 million unsecured term loan to extend the maturity date from October 2027 to January 2031, inclusive of extension options exercisable at the Company’s option. The interest rate was reduced by 0.10% to SOFR plus 0.85% and is swapped to an all-in fixed rate of 4.2% and the swap has a termination date of October 2026.

In December 2025, the Operating Partnership issued $350.0 million of senior unsecured notes due on February 15, 2036 with a coupon rate of 4.875% per annum (the “2036 Notes”), which are payable on February 15 and August 15 of each year, beginning on August 15, 2025. The 2036 Notes were offered to investors at a price of 99.093% of the principal amount. The Company intends to use the net proceeds of this offering to repay upcoming debt maturities, including to fund a portion of the repayment of the Company’s $450.0 million aggregate principal amount outstanding of 3.375% senior notes due April 2026, and for other general corporate and working capital purposes, which may include the funding of potential acquisition opportunities. These proceeds initially may be used to fund the repayment of outstanding indebtedness under the Company’s commercial paper program and unsecured credit facilities and/or invested in short-term securities.

Bank Debt

As of December 31, 2025, Moody’s Investor Service and Standard and Poor’s (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

As of December 31, 2025, the Company had two unsecured lines of credit aggregating $1.58 billion. The Company’s $1.5 billion credit facility had an interest rate of SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings. In July 2025, the Company amended this revolving credit facility increasing the borrowing capacity from $1.2 billion to $1.5 billion and extended its maturity from January 2029 to January 2030 with two six-month extensions, exercisable at the Company’s option. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit. The Company’s $75.0 million working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings, and a scheduled maturity date of July 2026.

In May 2025, the Company entered into a commercial paper program under which it can issue unsecured short-term notes, which are backstopped by, and reduce the borrowing capacity of the Company’s $1.5 billion unsecured line of credit facility. The Company can issue up to $750.0 million of commercial paper for up to 397 days from the date of issue.

Equity Transactions

In August 2024, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $900.0 million (the “2024 ATM Program”). In connection with the 2024 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company’s discretion, it may sell shares of its common stock under the 2024 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date. Furthermore, it would permit the Company, at its election, to settle the agreements by issuing common stock in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of common stock or cash. Issuances of shares under these forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs. Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted earnings per share and diluted earnings per unit using the treasury stock method. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s common stock over the term of the forward sale agreement.

During the year ended December 31, 2025, the Company did not issue any shares of its common stock through the 2024 ATM Program.

During the year ended December 31, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM Program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which are to be settled by September 2026. As of December 31, 2025, $900.0 million of shares remained available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

In September 2022, the Company announced that its Board of Directors approved a stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. During the year ended December 31, 2025, the Company did not repurchase any shares. As of December 31, 2025, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Co-investments

The Company has entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership. For each joint venture the Company holds a non-controlling interest in the venture and, in most cases, may earn customary management fees, development fees, asset management fees and a promote interest.

In October 2024, the Company repaid a $72.0 million senior mortgage associated with a $22.7 million preferred equity investment in Artizan, a 241-unit stabilized apartment home community located in Oakland, CA, and subsequently issued a default notice to the third-party sponsor in January 2025, assumed full managerial control and consolidated the property based on a valuation of $95.0 million.

In July 2025, the Company formed a new joint venture, Wesco VII, LLC (“Wesco VII”), with the State of Wisconsin Investment Board, for the purpose of investing in multifamily real estate projects. Each partner has an initial equity commitment of $50.0 million and holds a 50% ownership interest. The investment is recorded to co-investments in the consolidated balance sheets.

In November 2025, the Company repaid an $88.2 million senior mortgage associated with a $79.5 million preferred equity investment in TENTEN Downtown, a 376-unit apartment home community, located in Los Angeles, CA, and concurrently issued a default notice and assumed full managerial control. The community was consolidated on the Company’s financial statements with a valuation of $167.7 million.

The Company has also made, and may continue in the future to make, preferred equity investments in various multifamily stabilized communities or development projects. The Company earns a preferred rate of return on these investments.

HUMAN CAPITAL MANAGEMENT

Company Overview and Values

The Company’s mission is to create quality communities in premier locations and it is critical to the Company’s mission that it attracts, trains and retains a talented team by providing a compelling place to work and opportunities for professional growth. The Company’s culture supports its mission and is guided by its core values: to act with integrity, to care about what matters, to do right with urgency, to lead at every level, and to seek fairness. The Company enables the mission through its Human Capital Management Strategy that focuses on four key pillars of Talent Acquisition, Technology and Analytics, Culture and Talent Development, and Rewards and Recognition. The Company is headquartered in San Mateo, CA, and has regional corporate offices in Woodland Hills, CA, Irvine, CA and Bellevue, WA.

As of December 31, 2025, the Company had 1,689 employees, 99.8% of whom were full-time. A total of 1,267 employees worked on-site at our operating communities, and 422 employees worked in our corporate offices.

Workplace Culture

The Company believes that a strong employee culture is supported by workforce capability, engagement, and connection. In 2025, the Company enhanced its focus on change management as an important capability and leaned into the importance of in-person appreciation and recognition events to strengthen engagement and connection. The Company also supports employee-led resource groups, open to all employees, which foster connection and shared learning.

Training and Development

The Company values leadership at every level and enables the same by providing opportunities for all associates to develop personal and professional skills through programs that encourage associate retention and advancement. The Company currently offers training courses to its associates via Workday Learning, and its associates spent 16,708 hours learning in 2025. The Company also provides its associates with an annual $3,000 tuition reimbursement to further support outside professional growth opportunities. To identify, retain and reward top performers, the Company engages in meaningful internal succession planning and offers a tenure bonus program, Everyday Excellence and Impact awards, which are recognition programs to reward associates for excellent teamwork, ideas, and service. The Company encourages internal promotions and hiring for open positions, and the executive team actively mentors the Company’s top talent to ensure strong leadership at the Company for the future. 36% of the Company’s associates have approached or surpassed the Company’s average tenure of 6.71 years, with 24% reaching beyond 10 years of service.

Employee Safety, Health, and Wellness

Safety is a top priority. The Company deeply cares about the wellbeing of its associates and residents. The Essex Safety Committee, comprised of key stakeholders across departments, meets quarterly and reviews the overall safety of the company in both our corporate offices and our communities. To maximize real-time responses, the Company has also established a working safety subcommittee that meets bi-weekly. The Company has implemented enhanced safety programs, which include a Workplace Violence Prevention Program enacted companywide in 2024, regular safety inspections, emergency preparedness processes, hazard identification and control protocols, and related associate training.

The Company’s safety policies align with its health and wellness goals and seeks to proactively prevent workplace accidents and protect the health, wellness and safety of the Company’s associates through training and analysis of incident reports. Additionally, the Company offers retirement support, associate discount programs, a mental health program (which includes counseling and coaching sessions for mental well-being support at no cost), and health benefit credits for participation in wellness programs.

Compensation and Benefits

The Company offers competitive compensation to secure and retain top talent. Alongside competitive pay, the Company is committed to pay parity and conducts a pay analysis on an annual basis which includes the development and use of a robust, multiple regression analysis model to confirm the Company’s continued achievement of gender pay parity.

Beyond competitive compensation, the Company offers a suite of benefits, including health insurance, a retirement plan with a $6,000 annual matching potential benefit, life and disability coverage, supplemental paid parental leave, and the robust health and wellness support programs noted above. Additionally, the Company offers an associate housing discount.

Employee Engagement

Throughout 2025, employee sentiment and feedback were gathered through multiple touchpoints across the employee experience. These included new hire feedback, exit insights, event surveys, and our Speak Up channel, an anonymous comment box. This ongoing, multi-channel approach enabled employees to share candid input in real time and allowed the organization to identify trends, listen to employee voices, and inform meaningful action throughout the year.

Community and Social Impact

The Company believes volunteering can create positive change in the communities where our associates live and work and that the Company’s commitment to giving back helps it attract and retain associates. The Company’s volunteer program is aimed at supporting and encouraging eligible associates to become actively involved in their communities through the Company’s support of charity initiatives and offering paid hours for volunteer time. In 2025, Essex associates completed 572 volunteer hours. Additionally, the Company’s “Essex Cares” program provides direct aid to the Company’s residents, associates, and local communities.

INSURANCE

The Company purchases general liability and property insurance coverage, including loss of rent, for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”), to self-insure certain earthquake and property losses. As of December 31, 2025, PWI had cash and marketable securities of $106.7 million, and is consolidated in the Company’s financial statements.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2026.

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

Risks Related to Our Real Estate Investments and Operations

General real estate investment risks may materially adversely affect property income and values, and therefore our stock price may be materially adversely affected. If the communities and other real estate investments, including development and redevelopment properties, do not generate sufficient income to meet operating and financing expenses, cash flow and the ability to make distributions will be materially adversely affected. Income and growth from the communities may be further materially adversely affected by, among other things, the following factors, in addition to the other risk factors listed in this Item 1A:

•changes in the general or local economic climate that could affect demand for housing, including changing demographics or policies governing legal immigration, which could lead to a relative decrease in the renting population, an increase in the use of new technologies and artificial intelligence to replace workers, and other events negatively impacting local employment rates, tenant dispersion, wages and the local economy;
•changes in supply and cost of housing;
•changes in economic conditions, such as high or sustained inflationary periods in which our operating and financing costs may increase at a rate greater than our ability to increase rents, thereby compressing our operating margins which may have a material adverse effect on our business, or deflationary periods where rents may decline more quickly relative to operating and financing costs; and
•the appeal and desirability of our communities to tenants relative to other housing alternatives, including cost, size and amenity offerings, safety and location convenience, and our technology offerings.

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

Economic environments can negatively impact the Company’s liquidity and results of operations. In the event of a recession, continued geopolitical uncertainty or other negative economic effects, including slowing job growth in key markets, the Company could incur reductions in rental and occupancy rates, property valuations and increases in costs. Any such recession or economic downturn may also affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could materially adversely affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy.

Rent control, eviction moratoria or potential changes in applicable laws, or noncompliance with applicable laws, could materially adversely affect the Company’s stock price, business, financial condition and results of operations, and/or expose us to liability. The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations include zoning laws, building codes, rent control or stabilization laws, fee transparency requirements, emergency orders, laws benefiting disabled persons, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing, revenue management software and practices, or laws that are generally applicable to the Company’s business and operations. Changes in, or noncompliance with, laws and regulations could expose the Company to liability and could require the Company to make significant unanticipated expenditures to address noncompliance.

Existing and future eviction moratoria, rent control or rent stabilization laws and regulations, fee transparency requirements, along with similar laws and regulations that expand tenants’ rights or impose additional costs on landlords, including any such laws or regulations imposed on the housing industry in response to natural disasters, national and global pandemic or other any other health crisis, or local or national states of emergency, may reduce rental revenues or increase operating costs and thus such laws and regulations may materially adversely affect our stock price, business, financial condition and results of operations. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants, limit our ability to collect rent, or recover increases in our operating expenses and could reduce the value of our communities or make it more difficult for us to dispose of communities in certain circumstances. Following the COVID-19 pandemic, governments have demonstrated a greater interest in eviction moratoria and strict housing controls. We may be legally required to, or otherwise agree to, restructure tenants’ rent obligations on less favorable terms than those currently in place. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment, collecting delinquent rents, and re-leasing our property and we may have limited ability to renew existing leases or sign new leases at levels consistent with market rents. Expenses associated with our investment in communities impacted by such laws and regulations, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community. This could lead to lower profitability and market fluctuations that may affect our ability to obtain necessary funds for our business.

Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company’s acquisition of apartment communities may fail to meet the Company’s expectations due to factors including inaccurate estimates of future income, expenses, and the costs of improvements or redevelopment, which may be exacerbated by the lack of reliable market data. Further, the value and operational performance of an apartment community may be diminished if neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown or contingent liabilities, which could ultimately lead to material costs for us that we did not expect to incur. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment communities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially adversely affect our business, financial condition and results of operations. The use of equity financing for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit or commercial paper, there is a risk that, unless the Company obtains substitute financing or capital sources, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may not be available on advantageous terms.

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
•expenses may be higher than anticipated due to, without limitation, inflationary pressures (including potentially exacerbated by the imposition of tariffs), supply chain issues, litigation over construction, environmental remediation or increased costs for labor (including potentially related to any shrinkage in the labor force or labor shortages related to changing immigration policies, concerns regarding deportation or otherwise), materials and leasing;
•we are reliant on third party contractors’ and vendors’ ability to deliver services and products as planned, and if the timeframe, quality or scope of such services and products are different than we expected, our projects may be subject to increased costs or delays, and our future income may be lower than expected;
•we may be unable to obtain, or experience a delay in obtaining, necessary governmental approvals or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities, and/or we may experience challenges with municipalities in completing or approving projects;
•we may be unable to obtain financing with favorable terms, or at all, for the proposed development or redevelopment of a community, which may cause us to delay or abandon an opportunity; and
•we may incur liabilities to third parties during the development process.

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely affect the Company’s financial condition and results of operations. The Company’s communities are concentrated on the West Coast in the metropolitan areas of California and Washington, which exposes the Company to greater economic concentration risks. Factors that may materially adversely affect local market and economic conditions include regionally specific acts of nature (e.g., earthquakes, wildfires, floods, etc.), changes in specific or broad sectors of the economy (such as growth or decline in technology-based companies), and those other factors listed in the risk factor titled “General real estate investment risks may materially adversely affect property income and values” and elsewhere in this Item 1A.

The Company is susceptible to adverse developments in economic and regulatory environments, such as increases in real estate and other taxes, and increased costs of complying with governmental regulations. California is generally regarded as more litigious, highly regulated and subject to higher taxes than many other states, which may reduce demand for the Company’s communities. Any adverse developments in the economic or real estate markets in California or Washington, or any decrease in demand for the Company’s communities resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations.

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Our real estate taxes in Washington and California could increase as a result of property value reassessments or increased property tax rates. A California law commonly referred to as Proposition 13 (“Prop 13”) generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Prop 13, property tax reassessment generally occurs as a result of a “change in ownership” of a property. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. Various initiatives to repeal or amend Prop 13, to eliminate its application to commercial and residential property, to increase the permitted annual real estate tax increases, and/or to introduce split tax roll legislation could increase the assessed value and/or tax rates applicable to or communities in California. Further, changes in U.S. federal tax law could cause state and local governments to alter their taxation of real property.

The Company may experience increased costs associated with capital improvements and property maintenance as its properties advance through their life cycles. In some cases, especially with respect to newly acquired properties, we may spend more than budgeted amounts to make necessary improvements or maintenance, which could materially adversely affect the Company’s financial condition and results of operations.

Competition in the apartment community market and other housing alternatives may materially adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting tenants, including other apartment communities, condominiums and single-family homes. Competitive housing in a particular area and fluctuations in cost of owner-occupied single- and multifamily homes caused by a decrease in housing prices, mortgage interest rates and/or government programs to promote home ownership or create additional rental and/or other types of housing could materially adversely affect the Company’s ability to retain its tenants, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced, rental or occupancy rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in increased costs to acquire or develop apartment communities or impact the Company’s ability to identify suitable acquisition or development transactions.

Investments in mortgages, mezzanine loans, subordinated debt, other real estate, and other marketable securities could materially adversely affect the Company’s cash flow from operations. The Company may purchase or otherwise invest in securities issued by entities which own real estate and/or invest in mortgages or unsecured debt obligations. The Company may make or acquire mezzanine loans, which are generally subordinated loans. In general, investing in mortgages involves risk, including that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses; the borrower may not pay indebtedness under the mortgage when due and amounts recovered by the Company in connection with related foreclosures may be less than the amount owed; interest rates payable on the mortgages may be lower than the Company’s cost of funds; in the case of junior mortgages, foreclosure of a senior mortgage could eliminate the junior mortgage; delays in the collection of principal and interest if a borrower claims bankruptcy; possible senior lender default or overconcentration of senior lenders in the portfolio; and unanticipated early prepayments may limit the Company’s expected return on its investment. If any of the above were to occur, it could materially adversely affect the Company’s cash flows from operations.

The Company’s ownership of co-investments, including joint ventures and joint ownership of communities, its ownership of properties with shared facilities with a homeowners’ association or other similar entity, its ownership of properties subject to a ground lease and its preferred equity investments and its other partial interests in entities that own communities, could limit the Company’s ability to control such communities and may restrict our ability to finance, refinance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated. The Company has entered into, and may continue in the future to enter into, certain co-investments, including joint ventures or partnerships through which it owns an indirect economic interest in less than 100% of the community or land or other investments owned directly by the joint venture or partnership.

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

From time to time, the Company, through the Operating Partnership, makes certain co-investments in the form of preferred equity or mezzanine investments in third-party entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. The Operating Partnership’s interest in these entities is typically less than a majority of the outstanding voting interests of that entity, which may limit the Operating Partnership’s ability to control the daily operations of such co-investment. The Operating Partnership may not be able to dispose of its interests in such co-investment. In the event that such co-investment or the partners in such co-investment become insolvent or bankrupt or fail to develop or operate the property in the manner anticipated, or are unable to refinance or sell their interest as planned, the Operating Partnership may not receive the expected return in its expected timeframe or at all and may lose up to its entire investment. Additionally, the preferred return negotiated on these co-investments may be lower than the Company’s cost of funds. The Company may also incur losses if any guarantees or indemnifications were made by the Company.

The Company also owns properties indirectly through partnerships commonly referred to as “DownREIT” structures. The Company has entered into, and in the future may enter into, transactions that could require the Company to pay the tax liabilities of partners that contribute assets into DownREITs, joint ventures or the Operating Partnership, in the event that certain taxable events, which are generally within the Company’s control, occur. Although the Company plans to hold the contributed assets or, if such assets consist of real property, defer recognition of gain on sale of such assets pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company may not be able to do so and if such tax liabilities were incurred they could have a material adverse effect on its financial position.

Also, from time to time, the Company invests in properties (i) which may be subject to certain shared facilities agreements with homeowners’ associations and other similar entities and/or (ii) subject to ground leases where a subtenant may have certain similar rights to that of a party under such a shared facilities agreements or where a master landlord may have certain rights to control the use, operation and/or repair of the property. In these arrangements, we cannot guarantee that the terms of the shared facilities agreements will be enforced or interpreted in favor of the Company, and the Company’s inability to control expenditures, make necessary repairs and/or control certain decisions may materially adversely affect the Company’s financial condition and results of operations, and/or the property’s safety, compliance with applicable laws, marketability or market value.

We may pursue acquisitions of other REITs and real estate companies, which may not yield anticipated results and could materially adversely affect our results of operations. We may acquire and/or invest in other REITs and real estate companies or enter into strategic alliances or joint ventures, which involves risks and uncertainties and may not be successful. We may not be able to identify suitable acquisition, investment, or joint venture opportunities, consummate any such transactions or relationships on terms and conditions acceptable to us, or realize the expected financial or strategic benefits of any such acquisition. The integration of acquired businesses or other acquisitions may not be successful and could result in disruption to other parts of our business. Pre-acquisition property due diligence may not identify all material issues that might arise with respect to such acquired business and its properties or as to any such other acquisitions. Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, could be dilutive to Essex’s stockholders and the Operating Partnership’s unitholders. Additionally, the value of these investments could decline for a variety of reasons. These and other factors could materially adversely affect our financial condition and results of operations.

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

Mold growth may occur when excessive moisture accumulates in buildings or on building materials. The Company has adopted policies to address and resolve reports of mold when it is detected, and to minimize any impact mold might have on tenants of the affected property, however, the Company may not identify and respond to all mold occurrences and may result in litigation.

The Company may incur general uninsured losses or may experience market conditions that impact the procurement of certain insurance policies. The Company purchases general liability, employment practices liability, and property, including loss of rent, insurance coverage for each of its communities and cyber risk insurance. The Company may also purchase limited earthquake, terrorism, environmental and flood insurance for some of its communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, wildfires, pollution, environmental matters or extreme weather conditions such as hurricanes and floods that are uninsurable or not economically insurable. Some employment claims such as California private attorney general actions (“PAGA”) or class actions are also not insurable. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”), to self-insure certain earthquake and property losses for some of the communities in its portfolio. A decline in the value of the securities held by PWI may materially adversely affect PWI’s ability to cover all or any portion of the amount of any insured losses. Despite our insurance coverage, the Company may incur material losses due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

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

Although the Company may carry insurance for potential losses associated with its communities, employees, tenants, and compliance with applicable laws, it may still incur material losses due to class actions, uninsured risks, deductibles, copayments or losses in excess of applicable insurance coverage. In the event of a substantial loss, insurance coverage may not be able to cover the full replacement cost of the Company’s lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses.

Changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed. In addition, a recently destabilized insurance market, litigation financing, and certain causalities and/or losses incurred may expose the Company in the future to higher insurance premiums.

Climate change may materially adversely affect our business. As a result of climate change, we may experience extreme weather, an increase in frequency and severity of natural disasters, changes in precipitation, temperature, wildfire and drought exposure, and impacts of rising sea-levels, all of which may result in damage to our communities, a decrease in demand for our communities located in these areas or affected by these conditions, disruption of services at our communities or increased costs associated with water or energy use and maintaining or insuring our communities. Transition risks associated with climate change may result in interruptions in energy access, increased energy costs, or increased regulatory requirements and stakeholder expectations regarding reporting and energy efficiency. Should the impact of climate change be material in nature or occur for lengthy periods of time, even if not directly impacting the Company’s current markets, the types and pricing of insurance the Company is able to procure may be materially adversely affected and our financial condition or results of operations may be materially adversely affected. We could experience increased costs related to further developing our communities to mitigate or repair damage related to the effects of climate change that may or may not be fully covered by insurance. In addition, changes in federal, state and local legislation and regulation on climate change or natural disaster response could result in temporary rent control, temporary eviction moratoria, increased operating costs and/or increased capital expenditures to improve the energy efficiency of our existing communities (for example, increased costs associated with meeting electric vehicle charging mandates) and could also require us to spend more on our new development communities without a corresponding increase in revenue.

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

Failure to succeed in new markets or with new community operations formats may limit the Company’s growth, and additionally, the Company’s commercial leases could adversely affect us. The Company may make acquisitions, pursue new business models, explore new capital sources or commence development activity outside of its existing market areas if appropriate opportunities arise, which may expose the Company to new risks, including, but not limited to an inability to evaluate accurately local apartment market conditions and local economies; an inability to identify appropriate acquisition opportunities or to obtain land for development; an inability to hire and retain key personnel; and a lack of familiarity with local governmental and permitting procedures. Additionally, we have adjusted our operating model to reduce the number of staff on-site at individual properties and instituted a hub model where specialized staff can service multiple properties from a central location and rely on certain technologies, such as virtual apartment tours and artificially intelligent leasing agents, to further reduce the need for on-site staffing. There has been resistance to such change from our residents, and if we experience difficulty in retaining residents, this could materially adversely affect the Company’s results of operations. Further, there are unknown risks with relying on new technologies and operating models, such as whether there is consumer preference for in-person tours or if we are not able to as rapidly respond to resident demands, and we cannot guarantee that this model will be successful, which could materially adversely affect our results of operations. Furthermore, the Company may not be able to lease its commercial space consistent with its projections or at market rates and the longer-term leases for existing space could result in below market rents over time. When leases for our existing commercial space expire, the space may not be relet on a timely basis, or at all, or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms.

Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could materially adversely affect our business, financial condition and results of operations. Public utilities, such as water and electric power providers, are fundamental for the consistent operation of our communities. Any delayed delivery or prolonged interruption of these services may cause tenants to terminate their leases or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including government mandated closures, mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism or similar events. Such events may also expose us to additional liability claims and damage our reputation and brand and could cause tenants to terminate or not renew their leases, or prospective tenants to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could materially adversely affect our financial condition and results of operations.

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

We face risks associated with land holdings for future developments and related activities. Real estate markets are highly uncertain and the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. If there are changes in the fair value of our land holdings which we determine is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take impairment charges which could have a material adverse effect on our financial condition and results of operations.

We are subject to laws and regulations relating to the handling of personal information and we rely on information technology to sustain our operations. Any material failure, inadequacy, interruption or breach of the Company’s privacy or information systems, or those of our vendors or other third parties, could materially adversely affect the Company’s business, financial condition and results of operations. We rely on information technology hardware, software, networks and systems (collectively, “IT Systems”), some of which are provided by vendors, to process, transmit and store personal information, tenant and lease data, and other electronic information (collectively, “Confidential Information”), and to manage or support a variety of business processes, including financial transactions and records. Our business requires us and some of our vendors to use and store personal and other sensitive information of our tenants and employees, and our collection, use and other processing of personal information is governed by certain federal and state laws and regulations. Privacy and cybersecurity laws continue to evolve, with a number of states passing data privacy laws that govern the processing of information about state residents, and laws may be inconsistent from one jurisdiction to another. The Company endeavors to comply with privacy laws and regulations applicable to it, including the California Consumer Privacy Act and Washington State’s “My Health My Data Act”, which govern the collection, use, retention, disclosure and security of personal information about California and Washington residents, respectively. Compliance with existing and future laws and regulations related to data privacy and protection may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services, and any failure of our systems in place to comply with such laws and regulations could harm our business, reputation and financial condition. Although we have taken steps to abide by applicable privacy and cybersecurity laws, and strive to protect the security of our IT Systems and Confidential Information, the compliance and security measures put in place by the Company and its vendors cannot guarantee perfect compliance or provide absolute security, and the Company and its vendors’ IT Systems may be vulnerable to numerous and evolving cybersecurity threats and risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including through social engineering/phishing, malware (including ransomware), distributed denial-of-service attempts, data theft, account takeovers, social engineering/phishing, technological error, employee error, malfeasance by insiders, misconfigurations, “bugs”, or other vulnerabilities in Company, or vendor, IT Systems. These threats may be amplified by emerging artificial intelligence technologies, which are expected to pose new or unknown cybersecurity risks and challenges, including as integrated into our or any third party’s operations, products and services, and can also come from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists. Any incident could compromise the Company’s or our vendors’ IT Systems (or the IT Systems of third parties that facilitate the Company’s or such vendors’ business activities), and the Confidential Information stored by or on behalf of the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets or tenant payments, access to company funds, or other harm. Moreover, if there is a compliance failure, or if a cybersecurity incident affects the Company’s or vendors’ systems, whether through a breach of the Company’s IT Systems or a breach of the IT Systems of third parties, or results in the unauthorized release of Confidential Information, the Company’s reputation and brand could be materially damaged, which could increase our costs in attracting and retaining tenants, and other serious consequences may result.

Potential other consequences include exposure to litigation, including government enforcement actions, private litigation (including class actions), fines or criminal penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs, and potential exposure to a risk of loss including loss related to the fact that agreements with such vendors, or such vendors’ financial condition, may not allow the Company to recover all costs related to a cybersecurity incident for which they alone or they and the Company should be jointly responsible for, which could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Privacy and cybersecurity risks have generally increased in recent years because of the proliferation of new techniques and tools that circumvent security tools, evade detection and remove forensic evidence, such as artificial intelligence, the increased sophistication, techniques and activities of threat actors, and the broader adoption of remote and hybrid work arrangements that introduce additional security vulnerabilities due to off-network access; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex IT Systems we rely upon, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. Additionally, remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We may be unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. We maintain cyber risk insurance, but this may be an insufficient type or amount to cover us against claims related to a cybersecurity incident, and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claims.

Furthermore, we use artificial intelligence technologies in our business and there are significant information technology risks involved in maintaining and deploying these technologies. There can be no assurance that our investments in such technologies will always enhance our services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our artificial intelligence technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data; used without sufficient oversight, governance or in violation of our internal guidelines, policies and procedures; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

Finally, in the future, the Company may expend additional resources to continue to enhance the Company’s cybersecurity measures to investigate and remediate any cybersecurity vulnerabilities and/or to further ensure compliance with privacy and cybersecurity laws. Despite these steps, the Company may suffer a significant cybersecurity incident in the future, unauthorized parties may gain access to Confidential Information stored on the Company’s or its vendors’ IT Systems, and any such incident may not be discovered in a timely manner. Any cybersecurity incident or failure in the implementation, compliance with or effectiveness of the Company’s IT Systems or cybersecurity program or those of third party service providers, or a breach of other third party systems that ultimately impacts the operational or IT Systems of the Company could result in a wide range of material adverse effects to our business and results of operations.

Reliance on third party software providers to host systems is critical to our operations and to provide the Company with data, and regulation of those providers and practices may impact operational capabilities. We rely on, or may rely on in the future, certain key software vendors, including artificial intelligence platforms, to support business practices critical to our operations, including the collection and understanding of rent, leads and leasing, and ancillary income, communication with our tenants, interaction and evaluation and/or qualification of our prospective tenants, and to provide us with data. The market is currently experiencing a consolidation of and increased scrutiny on these software vendors, particularly in the multifamily space and algorithmic platforms, which may negatively impact the Company’s choice of vendor and pricing options due to lack of optionality or litigation challenges of the vendor or the vendor’s underlying algorithmic platform. Moreover, if any of these key vendors were to terminate our relationship or access to data, or fail, we could suffer losses while we seek to replace the services and information provided by the vendors. Further, our failure, or our software vendors’ failure, to adopt, anticipate or keep pace with the new technologies, such as artificial intelligence solutions, may harm our ability to compete with our peers, decrease the value of our assets and/or impact our future growth.

We may from time to time be subject to litigation or regulatory investigation, which could have a material adverse effect on our business, financial condition and results of operations. Some of these claims, which may be funded by litigation financing, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, the payment of which could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. Litigation, even if resolved in our favor, could materially adversely affect our reputation and divert the attention of our management, which could materially adversely affect our operations and cash flow. A number of purported anti-trust class actions were filed against RealPage, Inc., a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from such matters. The Company is also subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations, including certain class actions and PAGA Claims. The current political climate in California may continue to encourage plaintiffs’ attorneys to bring PAGA Claims and other class actions.

Risks Related to Our Indebtedness and Financings

Capital and credit market conditions and volatility, including significant fluctuations in the price of the Company’s stock, may affect the Company’s access to sources of capital and/or the cost of capital, which could materially adversely affect the Company’s business, stock price, results of operations, cash flows and financial condition. Our current balance sheet, the debt capacity available on the commercial paper program and unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers provide some insulation from volatile capital markets. We primarily use external financing, including sales of debt and equity securities, to fund acquisitions, developments, and redevelopments and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or distributing less than 100% of our REIT taxable income.

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

A downgrade in the Company’s investment grade credit rating could materially adversely affect its business and financial condition. The Company intends to maintain its investment grade credit rating with a capital structure consistent with its current profile but there can be no assurance that it will be able to maintain its current credit ratings. Any downgrades in terms of ratings or outlook by any of the rating agencies could have a material adverse effect on the Company’s cost and availability of capital, which could in turn have a material adverse effect on its financial condition, results of operations and liquidity, as well as the Company’s stock price.

Changes in the Company’s financing policy may lead to higher levels of indebtedness. The Company manages its debt in compliance with debt covenants under its unsecured bank facilities and senior unsecured bonds. However, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt, resulting in an increased risk of default on its debt covenants or on its debt obligations and in an increase in debt service requirements. Any covenant breach or significant increase in the Company’s leverage could materially adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

If the Company or any of its subsidiaries defaults on an obligation to repay outstanding indebtedness when due, the default could trigger a cross-default or cross-acceleration under other indebtedness. A default, including a default under mortgage indebtedness, lines of credit, commercial paper program, bank term loan, the indenture for the Company’s outstanding senior notes, or the Company’s interest rate hedging arrangements that is not waived by the applicable required lenders, holders of outstanding notes or counterparties could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness, which could cause an immediate default or allow the lenders to declare all funds borrowed thereunder to be due and payable.

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

The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest. The Company’s Chairman, George M. Marcus, is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment and development firms. While conflict of interest protocols and agreements are in place, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which may be detrimental to the interests of Essex’s stockholders and the Operating Partnership’s unitholders.

The influence of executive officers, directors, and significant stockholders may be detrimental to holders of common stock. Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for certain amendments of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests, and their positions with the Company, certain directors and executive officers, including Mr. Marcus, could have influence on the Company. Consequently, their influence could result in decisions that may not reflect the interests of all stockholders.

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

Essex may choose to pay dividends in its own stock, which could materially adversely affect its stockholders. If Essex pays a stock dividend that is taxable for U.S. federal income tax purposes, and a U.S. stockholder sells the stock it receives as a dividend in order to pay applicable taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of Essex’s stock could experience downward pressure if a significant number of our stockholders sell shares of Essex’s stock in order to pay taxes owed on dividends.

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

Loss of the Company’s REIT status would have a material adverse effect on the Company and the value of the Company’s common stock. The Company has elected to be taxed as a REIT, which requires it to satisfy various annual and quarterly requirements, including income, asset and distribution tests. Although the Company believes that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax on the Company’s taxable income, and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from electing treatment as a REIT for the four taxable years following the year in which the Company failed to qualify, unless it is entitled to relief under statutory provisions. The additional tax liability would reduce its net earnings available for investment or distributions, and the Company would no longer be required to make distributions to its stockholders for the purpose of maintaining REIT status. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and could materially adversely affect the value and market price of the Company’s common stock.

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

Failure of one or more of the Company’s subsidiaries to qualify as a REIT could materially adversely affect the Company’s ability to qualify as a REIT. The Company owns interests in multiple subsidiaries that have elected to be taxed as REITs under the Code. These subsidiary REITs are subject to the various REIT qualification requirements and other limitations that are applicable to the Company. If any of the Company’s subsidiary REITs were to fail to qualify as a REIT, then the subsidiary REIT would become subject to U.S. federal corporate income tax. The Company’s ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs and it is possible that this could cause the Company to also fail to qualify as a REIT.

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

Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by stockholders and may be detrimental to the Company’s ability to raise additional funds through any future sale of its stock. Dividends paid by REITs to U.S. stockholders that are individuals, trusts or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations. U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may materially adversely affect the value of stock in REITs.

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

Corporate responsibility, specifically related to sustainability factors, may impose additional costs and expose us to new risks or litigation. Some investors and potential investors are focused on positive corporate responsibility and sustainability scores and business practices to guide their investment strategies, including whether to invest in our common stock. Additionally, expectations continue to evolve relating to climate disclosures, human capital management and lawmakers and corporate responsibility matters, and other regulatory bodies, such as in California, have issued rules regarding climate disclosures. Additional local, state and federal laws and rules with respect to corporate responsibility and sustainability matters may be enacted and the scope of their requirements and impact on our business are unknown. If we fail to comply with new laws, regulations or expectations related to sustainability, or if we are perceived as failing, our reputation and business could be materially adversely affected. In addition, both advocates and opponents to such matters may resort to activism, including media campaigns, shareholder activism, and litigation, to advance their perspectives, and certain jurisdictions are adopting or considering adopting laws seeking to limit the use of corporate responsibility and sustainability initiatives in certain contexts. Anti-ESG advocates, including certain state attorneys general outside of the Company’s current geographic locations, have also brought legal challenges regarding corporate climate initiatives and commitments. To the extent we are subject to any such challenges, it may require us to incur costs to implement compliant initiatives or otherwise materially adversely affect our business. Finally, if the criteria by which companies are scored on corporate responsibility may change, and the Company may perform differently or worse than it has in the past, and it may become more expensive for the Company to access capital. The Company may face reputational damage if its corporate responsibility procedures, board structure, or individual board members’ reputations do not meet the standards set by various constituencies. The occurrence of any of the foregoing could have a material adverse effect on the price of the Company’s stock and the Company’s financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of its critical systems and information. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Accordingly, we use NIST CSF as a

guide to help us identify, assess, and manage cybersecurity risks relevant to our business. The Company’s cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational and financial risk areas.

The Company’s cybersecurity risk management program employs several different measures, including perimeter monitoring, endpoint monitoring and user management, designed to assess and identify cybersecurity risks. The Company’s technology management team is principally responsible for managing the Company’s cybersecurity risk assessment and management processes. The Company’s technology management team conducts risk assessments designed to help identify material cybersecurity risks to our critical systems and information. The Company’s technology management team and third-party professionals perform penetration tests, vulnerability scans, and patch management to assess and protect the confidentiality, integrity and availability of its critical systems and information. The Company's risk assessment and management processes also address emerging cybersecurity threats, including those that are AI-enabled. The Company provides training to its employees on cybersecurity matters, conducts periodic tabletop incident response exercises, performs recurring awareness testing to facilitate compliance with the Company’s cybersecurity policies, and maintains a method for its employees and consultants to communicate any suspected cybersecurity incident. Furthermore, the Company has adopted internal guidelines designed to address employee use of third-party artificial intelligence tools and protect confidential Company information from unauthorized disclosure to such tools. In addition, the Company evaluates key third-party service providers before the Company grants the service provider access to its information systems and has a process in place to ensure that future access is appropriate.

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

The Company’s management team, including the CTO, is responsible for assessing and managing the Company’s material risks from cybersecurity threats. The CTO leads the technology management team and has extensive cybersecurity knowledge and expertise developed through a career of serving in various roles in information technology for over 20 years. The CTO oversees the Company’s initiatives to address existing or evolving cyber risks and is a member of the Enterprise Risk Committee. The CTO reports to the Chief Executive Officer and provides updates to the Company’s senior leadership team on a regular basis, at least quarterly, about risks from cybersecurity threats, the results of penetration tests, vulnerability scans and userbase issues. The CTO and other members of the Company’s management team take steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, such as briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged; and alerts and reports produced by security tools deployed in our IT environment.

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

Item 2. Properties

The Company’s portfolio as of December 31, 2025 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 259 stabilized operating apartment communities (comprising 63,077 apartment homes), of which 26,265 apartment homes are located in Southern California, 24,154 apartment homes are located in Northern California, and 12,658 apartment homes are located in the Seattle metropolitan area. The Company’s apartment communities accounted for 99.2% of the Company’s revenues for the year ended December 31, 2025.

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

Communities

The Company’s communities are primarily urban and suburban high density wood frame communities comprising of two to seven stories above grade construction situated on 1-20 acres of land with densities of approximately 10 to 80+ units per acre. As of December 31, 2025, the Company’s communities include 105 garden-style, 146 mid-rise, and 8 high-rise communities. Garden-style communities are generally defined as on-grade properties with two and/or three-story buildings with no structured parking while mid-rise communities are generally defined as properties with three to seven story buildings and some structured parking. High-rise communities are typically defined as properties with buildings that are greater than seven stories, are steel or concrete framed, and frequently have structured parking. The communities have an average of approximately 244 apartment homes, with a mix of studio, one-, two- and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, playground areas and dog parks.

The Company hires, trains and supervises on-site service and maintenance personnel. The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•located near employment centers;
•attractive communities that are well maintained; and
•proactive customer service.

Commercial Buildings

The Company owns two operating commercial buildings (totaling approximately 185,000 square feet) located in California and Washington, of which the Company occupied an aggregate of approximately 50,000 square feet as of December 31, 2025. Furthermore, as of December 31, 2025, the commercial buildings’ physical occupancy rate was 85% consisting of six tenants, including the Company.

Operating Portfolio

The table below describes the Company’s operating portfolio as of December 31, 2025 (See Note 8, “Mortgage Notes Payable” to the Company’s consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about the Company’s secured mortgage debt and Schedule III thereto for a list of secured mortgage loans related to the Company’s portfolio.):

			Apartment	Year	Year
Communities (1)	Location	Type	Homes	Built	Acquired (2)	Occupancy(3)
Southern California
Alpine Village	Alpine, CA	Garden	301	1971	2002	96%
Park Viridian	Anaheim, CA	Mid-rise	326	2008	2014	95%
The Barkley (4)(5)	Anaheim, CA	Garden	161	1984	2000	96%
Bonita Cedars	Bonita, CA	Garden	120	1983	2002	96%
The Village at Toluca Lake	Burbank, CA	Mid-rise	146	1974	2017	97%
Camarillo Oaks	Camarillo, CA	Garden	564	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	Garden	160	1990	2006	97%
Hacienda at Camarillo Oaks	Camarillo, CA	Garden	73	1984	2023	94%
Pinnacle at Otay Ranch I & II	Chula Vista, CA	Mid-rise	364	2001	2014	96%
Mesa Village	Clairemont, CA	Garden	133	1963	2002	96%
Villa Siena	Costa Mesa, CA	Garden	274	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	Garden	160	1989	2014	97%
Regency at Encino	Encino, CA	Mid-rise	75	1989	2009	96%
The Havens	Fountain Valley, CA	Garden	440	1969	2014	96%
Valley Park	Fountain Valley, CA	Garden	160	1969	2001	97%
Capri at Sunny Hills (5)	Fullerton, CA	Garden	102	1961	2001	95%
Haver Hill (6)	Fullerton, CA	Garden	265	1973	2012	96%
Pinnacle at Fullerton	Fullerton, CA	Mid-rise	192	2004	2014	96%
Wilshire Promenade	Fullerton, CA	Mid-rise	149	1992	1997	96%
Montejo	Garden Grove, CA	Garden	124	1974	2001	96%
The Henley I	Glendale, CA	Mid-rise	83	1974	1999	96%
The Henley II	Glendale, CA	Mid-rise	132	1970	1999	96%
Huntington Breakers	Huntington Beach, CA	Mid-rise	344	1984	1997	96%
The Huntington	Huntington Beach, CA	Garden	276	1975	2012	96%
Hillsborough Park	La Habra, CA	Garden	235	1999	1999	97%
Village Green	La Habra, CA	Garden	272	1971	2014	97%
The Palms at Laguna Niguel	Laguna Niguel, CA	Garden	460	1988	2014	96%
Trabuco Villas	Lake Forest, CA	Mid-rise	132	1985	1997	98%
Marbrisa	Long Beach, CA	Mid-rise	202	1987	2002	97%
Pathways at Bixby Village	Long Beach, CA	Garden	296	1975	1991	96%
5600 Wilshire	Los Angeles, CA	Mid-rise	284	2008	2014	96%
Alessio	Los Angeles, CA	Mid-rise	624	2001	2014	95%
Ashton Sherman Village	Los Angeles, CA	Mid-rise	264	2014	2016	96%
Avant	Los Angeles, CA	Mid-rise	443	2014	2015	93%
The Avery	Los Angeles, CA	Mid-rise	122	2014	2014	96%
Bellerive	Los Angeles, CA	Mid-rise	63	2011	2011	95%
Belmont Station	Los Angeles, CA	Mid-rise	275	2009	2009	96%
Catalina Gardens	Los Angeles, CA	Mid-rise	128	1987	2014	96%
Cochran Apartments	Los Angeles, CA	Mid-rise	58	1989	1998	97%
Emerson Valley Village	Los Angeles, CA	Mid-rise	144	2012	2016	97%
Gas Company Lofts (6)	Los Angeles, CA	High-rise	251	2004	2013	95%

Marbella	Los Angeles, CA	Mid-rise	60	1991	2005	97%
Pacific Electric Lofts (7)	Los Angeles, CA	High-rise	314	2006	2012	94%
Park Catalina	Los Angeles, CA	Mid-rise	90	2002	2012	96%
Park Place	Los Angeles, CA	Mid-rise	60	1988	1997	97%
Regency Palm Court	Los Angeles, CA	Mid-rise	116	1987	2014	94%
Santee Court	Los Angeles, CA	High-rise	165	2004	2010	93%
Santee Village	Los Angeles, CA	High-rise	73	2011	2011	93%
Skye at Bunker Hill	Los Angeles, CA	High-rise	456	1968	1998	96%
TENTEN Downtown	Los Angeles, CA	Mid-rise	376	2021	2025	88%
The Blake LA	Los Angeles, CA	Mid-rise	196	1979	1997	96%
Tiffany Court	Los Angeles, CA	Mid-rise	101	1987	2014	95%
Wallace on Sunset	Los Angeles, CA	Mid-rise	200	2021	2021	95%
Wilshire La Brea	Los Angeles, CA	Mid-rise	478	2014	2014	96%
Windsor Court	Los Angeles, CA	Mid-rise	95	1987	2014	93%
Windsor Court	Los Angeles, CA	Mid-rise	58	1988	1997	97%
Aqua at Marina Del Rey	Marina Del Rey, CA	Mid-rise	500	2001	2014	96%
Marina City Club (8)	Marina Del Rey, CA	Mid-rise	101	1971	2004	96%
Mirabella	Marina Del Rey, CA	Mid-rise	188	2000	2000	95%
Mira Monte	Mira Mesa, CA	Garden	356	1982	2002	96%
Hillcrest Park	Newbury Park, CA	Garden	608	1973	1998	97%
Fairway at Big Canyon (9)	Newport Beach, CA	Mid-rise	74	1972	1999	96%
Muse	North Hollywood, CA	Mid-rise	152	2011	2011	95%
Country Villas	Oceanside, CA	Garden	180	1976	2002	95%
Mission Hills	Oceanside, CA	Garden	282	1984	2005	96%
Renaissance at Uptown Orange	Orange, CA	Mid-rise	460	2007	2014	97%
Arbors at Parc Rose (7)	Oxnard, CA	Mid-rise	373	2001	2011	96%
Mariner’s Place	Oxnard, CA	Garden	106	1987	2000	98%
Monterey Villas	Oxnard, CA	Garden	122	1974	1997	95%
Tierra Vista	Oxnard, CA	Mid-rise	404	2001	2001	97%
The Hallie	Pasadena, CA	Mid-rise	292	1972	1997	96%
The Stuart	Pasadena, CA	Mid-rise	188	2007	2014	97%
Villa Angelina	Placentia, CA	Garden	256	1970	2001	97%
Fountain Park	Playa Vista, CA	Mid-rise	705	2002	2004	93%
Cortesia	Rancho Santa Margarita, CA	Garden	308	1999	2014	97%
Pinnacle at Talega	San Clemente, CA	Mid-rise	362	2002	2014	96%
Allure at Scripps Ranch	San Diego, CA	Mid-rise	194	2002	2014	96%
Bernardo Crest	San Diego, CA	Garden	218	1988	2014	96%
Cambridge Park	San Diego, CA	Mid-rise	320	1998	2014	96%
Carmel Creek	San Diego, CA	Garden	348	2000	2014	96%
Carmel Landing	San Diego, CA	Garden	356	1989	2014	96%
Carmel Summit	San Diego, CA	Mid-rise	248	1989	2014	96%
CentrePointe	San Diego, CA	Garden	224	1974	1997	96%
Esplanade	San Diego, CA	Garden	614	1986	2014	95%
Form 15	San Diego, CA	Mid-rise	242	2014	2016	96%
LIVIA at Scripps Ranch (10)(13)	San Diego, CA	Mid-rise	264	2024	2024	97%
Montanosa	San Diego, CA	Garden	472	1990	2014	97%
Summit Park	San Diego, CA	Garden	300	1972	2002	97%
Fairhaven (5)	Santa Ana, CA	Garden	164	1970	2001	96%

Parkside Court	Santa Ana, CA	Mid-rise	210	1986	2014	96%
Pinnacle at MacArthur Place	Santa Ana, CA	Mid-rise	253	2002	2014	97%
Hope Ranch	Santa Barbara, CA	Garden	108	1965	2007	95%
Bridgeport Coast (11)	Santa Clarita, CA	Mid-rise	188	2006	2014	96%
Meadowood	Simi Valley, CA	Garden	320	1986	1996	95%
Shadow Point	Spring Valley, CA	Garden	172	1983	2002	95%
The Fairways at Westridge (11)	Valencia, CA	Mid-rise	234	2004	2014	96%
The Vistas of West Hills (11)	Valencia, CA	Mid-rise	220	2009	2014	97%
Allegro	Valley Village, CA	Mid-rise	97	2010	2010	96%
Lofts at Pinehurst, The	Ventura, CA	Garden	118	1971	1997	95%
Pinehurst (12)	Ventura, CA	Garden	28	1973	2004	95%
Woodside Village	Ventura, CA	Garden	145	1987	2004	95%
Passage Buena Vista (13)	Vista, CA	Garden	179	2020	2021	97%
Walnut Heights	Walnut, CA	Garden	163	1964	2003	93%
The Dylan	West Hollywood, CA	Mid-rise	184	2014	2014	95%
The Huxley	West Hollywood, CA	Mid-rise	187	2014	2014	96%
Avondale at Warner Center	Woodland Hills, CA	Mid-rise	446	1970	1999	96%
Reveal	Woodland Hills, CA	Mid-rise	438	2010	2011	96%
Vela (15)	Woodland Hills, CA	Mid-rise	379	2018	2022	96%
			26,265			96%
Northern California
Belmont Terrace	Belmont, CA	Mid-rise	71	1974	2006	96%
Revere Campbell (5)	Campbell, CA	Mid-rise	168	2015	2025	95%
The Commons	Campbell, CA	Garden	264	1973	2010	96%
The Parc at Pruneyard	Campbell, CA	Garden	252	1968	2025	95%
Pointe at Cupertino	Cupertino, CA	Garden	116	1963	1998	96%
Connolly Station	Dublin, CA	Mid-rise	309	2014	2014	97%
Avenue 64	Emeryville, CA	Mid-rise	224	2007	2014	96%
Emme	Emeryville, CA	Mid-rise	190	2015	2015	95%
The Courtyards at 65th Street (14)	Emeryville, CA	Mid-rise	331	2004	2019	96%
Foster’s Landing	Foster City, CA	Garden	490	1987	2014	97%
One Hundred Grand (5)	Foster City, CA	Mid-rise	166	2016	2025	95%
The Plaza	Foster City, CA	Mid-rise	307	2013	2025	96%
Boulevard	Fremont, CA	Garden	172	1978	1996	96%
Briarwood (7)	Fremont, CA	Garden	160	1978	2011	97%
Mission Peaks	Fremont, CA	Mid-rise	453	1995	2014	97%
Mission Peaks II	Fremont, CA	Garden	336	1989	2014	97%
Paragon	Fremont, CA	Mid-rise	301	2013	2014	96%
Stevenson Place	Fremont, CA	Garden	200	1975	2000	96%
The Rexford (15)	Fremont, CA	Garden	203	1973	2021	94%
The Woods (7)	Fremont, CA	Garden	160	1978	2011	96%
City Centre (11)	Hayward, CA	Mid-rise	192	2000	2014	96%
City View	Hayward, CA	Garden	572	1975	1998	97%
Lafayette Highlands	Lafayette, CA	Garden	150	1973	2014	96%
777 Hamilton (16)	Menlo Park, CA	Mid-rise	195	2017	2019	97%
ROEN Menlo Park	Menlo Park, CA	Garden	146	2017	2025	94%
Apex	Milpitas, CA	Mid-rise	367	2014	2014	97%
ARLO Mountain View	Mountain View, CA	Mid-rise	164	2018	2024	97%
Regency at Mountain View (6)	Mountain View, CA	Mid-rise	142	1970	2013	97%

Bridgeport	Newark, CA	Garden	184	1987	1987	96%
Artizan	Oakland, CA	Mid-rise	241	2022	2025	94%
The Landing at Jack London Square	Oakland, CA	Mid-rise	282	2001	2014	96%
The Galloway	Pleasanton, CA	Mid-rise	506	2016	2016	96%
Radius	Redwood City, CA	Mid-rise	264	2015	2015	97%
Township	Redwood City, CA	Mid-rise	132	2014	2019	96%
San Marcos	Richmond, CA	Mid-rise	432	2003	2003	96%
500 Folsom (13)	San Francisco, CA	High-rise	537	2021	2021	97%
Bennett Lofts	San Francisco, CA	Mid-rise	178	2004	2012	96%
Fox Plaza	San Francisco, CA	High-rise	445	1968	2013	97%
MB 360	San Francisco, CA	Mid-rise	360	2014	2014	97%
Park West	San Francisco, CA	Mid-rise	126	1958	2012	96%
101 San Fernando	San Jose, CA	Mid-rise	323	2001	2010	96%
360 Residences (14)	San Jose, CA	Mid-rise	213	2010	2017	96%
Bella Villagio	San Jose, CA	Mid-rise	231	2004	2010	92%
Century Towers	San Jose, CA	High-rise	376	2017	2017	97%
Enso	San Jose, CA	Mid-rise	183	2014	2015	97%
Epic	San Jose, CA	Mid-rise	769	2013	2013	97%
Esplanade	San Jose, CA	Mid-rise	278	2002	2004	96%
Fountains at River Oaks	San Jose, CA	Mid-rise	226	1990	2014	97%
Marquis	San Jose, CA	Mid-rise	166	2015	2016	96%
Meridian at Midtown (14)	San Jose, CA	Mid-rise	218	2015	2018	96%
Mio	San Jose, CA	Mid-rise	103	2015	2016	97%
Palm Valley	San Jose, CA	Mid-rise	1,100	2008	2014	96%
Patina at Midtown	San Jose, CA	Mid-rise	269	2021	2021	96%
Sage at Cupertino (5)	San Jose, CA	Garden	230	1971	2017	97%
Silver (13)	San Jose, CA	Mid-rise	268	2019	2021	95%
The Carlyle	San Jose, CA	Garden	132	2000	2000	95%
ViO	San Jose, CA	Mid-rise	234	2016	2025	94%
Waterford Place	San Jose, CA	Mid-rise	238	2000	2000	96%
Willow Lake	San Jose, CA	Mid-rise	508	1989	2012	97%
Lakeshore Landing	San Mateo, CA	Mid-rise	308	1988	2014	97%
Station Park Green	San Mateo, CA	Mid-rise	599	2018	2018	97%
Deer Valley	San Rafael, CA	Garden	171	1996	2014	93%
Bel Air	San Ramon, CA	Garden	462	1988	1995	97%
Canyon Oaks	San Ramon, CA	Mid-rise	250	2005	2007	95%
Crow Canyon	San Ramon, CA	Mid-rise	400	1992	2014	96%
Foothill Gardens	San Ramon, CA	Garden	132	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	Mid-rise	400	2005	2007	96%
Twin Creeks	San Ramon, CA	Garden	44	1985	1997	97%
1000 Kiely	Santa Clara, CA	Garden	121	1971	2011	96%
Le Parc	Santa Clara, CA	Garden	140	1975	1994	97%
Marina Cove (17)	Santa Clara, CA	Garden	292	1974	1994	96%
Mylo	Santa Clara, CA	Mid-rise	476	2021	2021	98%
Riley Square (7)	Santa Clara, CA	Garden	156	1972	2012	98%
Villa Granada	Santa Clara, CA	Mid-rise	270	2010	2014	97%
Chestnut Street	Santa Cruz, CA	Garden	96	2002	2008	92%
1250 Lakeside	Sunnyvale, CA	Mid-rise	250	2021	2025	98%
Bristol Commons	Sunnyvale, CA	Garden	188	1989	1995	97%

Brookside Oaks (5)	Sunnyvale, CA	Garden	170	1973	2000	96%
Lawrence Station	Sunnyvale, CA	Mid-rise	336	2012	2014	96%
Magnolia Lane (18)	Sunnyvale, CA	Garden	32	2001	2007	97%
Magnolia Square (5)	Sunnyvale, CA	Garden	156	1963	2007	97%
Maxwell Sunnyvale	Sunnyvale, CA	Mid-rise	75	2022	2024	95%
Montclaire	Sunnyvale, CA	Mid-rise	390	1973	1988	97%
Reed Square	Sunnyvale, CA	Garden	100	1970	2011	97%
Solstice	Sunnyvale, CA	Mid-rise	280	2014	2014	97%
Summerhill Park	Sunnyvale, CA	Garden	100	1988	1988	97%
Via	Sunnyvale, CA	Mid-rise	284	2011	2011	97%
Windsor Ridge	Sunnyvale, CA	Mid-rise	216	1989	1989	96%
Vista Belvedere	Tiburon, CA	Mid-rise	76	1963	2004	96%
Verandas (11)	Union City, CA	Mid-rise	282	1989	2014	97%
Agora	Walnut Creek, CA	Mid-rise	49	2016	2016	95%
Brio (5)	Walnut Creek, CA	Mid-rise	300	2015	2019	97%
			24,154			96%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	Mid-rise	296	2009	2014	97%
BellCentre	Bellevue, WA	Mid-rise	249	2001	2014	97%
Cedar Terrace	Bellevue, WA	Garden	180	1984	2005	96%
Courtyard off Main	Bellevue, WA	Mid-rise	110	2000	2010	95%
Ellington	Bellevue, WA	Mid-rise	220	1994	2014	97%
Emerald Ridge	Bellevue, WA	Garden	180	1987	1994	96%
Foothill Commons	Bellevue, WA	Mid-rise	394	1978	1990	97%
Palisades, The	Bellevue, WA	Garden	192	1977	1990	97%
Park Highland	Bellevue, WA	Mid-rise	250	1993	2014	97%
Piedmont	Bellevue, WA	Garden	396	1969	2014	96%
Sammamish View	Bellevue, WA	Garden	153	1986	1994	97%
Woodland Commons	Bellevue, WA	Garden	302	1978	1990	96%
Bothell Ridge	Bothell, WA	Garden	214	1988	2014	96%
Canyon Pointe	Bothell, WA	Garden	250	1990	2003	96%
Inglenook Court	Bothell, WA	Garden	224	1985	1994	96%
Pinnacle Sonata	Bothell, WA	Mid-rise	268	2000	2014	97%
Salmon Run at Perry Creek	Bothell, WA	Garden	132	2000	2000	96%
Stonehedge Village	Bothell, WA	Garden	196	1986	1997	95%
Highlands at Wynhaven	Issaquah, WA	Mid-rise	333	2000	2008	97%
Park Hill at Issaquah	Issaquah, WA	Garden	245	1999	1999	95%
Wandering Creek	Kent, WA	Garden	156	1986	1995	96%
Ascent	Kirkland, WA	Garden	90	1988	2012	96%
Bridle Trails	Kirkland, WA	Garden	108	1986	1997	96%
Corbella at Juanita Bay	Kirkland, WA	Garden	169	1978	2010	96%
Evergreen Heights	Kirkland, WA	Garden	200	1990	1997	96%
Montebello	Kirkland, WA	Garden	248	1996	2012	96%
Slater 116	Kirkland, WA	Mid-rise	108	2013	2013	97%
Martha Lake (15)	Lynwood, WA	Mid-rise	155	1991	2021	95%
Aviara (18)	Mercer Island, WA	Mid-rise	166	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	Garden	164	1981	1996	96%
Monterra in Mill Creek (15)	Mill Creek, WA	Garden	139	2003	2021	97%
Parkwood at Mill Creek	Mill Creek, WA	Garden	240	1989	2014	97%

The Elliot at Mukilteo (5)	Mukilteo, WA	Garden	301	1981	1997	97%
Castle Creek	Newcastle, WA	Garden	216	1998	1998	97%
Elevation	Redmond, WA	Garden	158	1986	2010	97%
Pure Redmond	Redmond, WA	Mid-rise	105	2016	2019	97%
Redmond Hill (7)	Redmond, WA	Garden	442	1985	2011	96%
Shadowbrook	Redmond, WA	Garden	418	1986	2014	96%
The Trails of Redmond	Redmond, WA	Garden	423	1985	2014	96%
Vesta (7)	Redmond, WA	Garden	440	1998	2011	96%
Brighton Ridge	Renton, WA	Garden	264	1986	1996	95%
Fairwood Pond	Renton, WA	Garden	194	1997	2004	95%
Forest View	Renton, WA	Garden	192	1998	2003	95%
Pinnacle on Lake Washington	Renton, WA	Mid-rise	180	2001	2014	95%
Annaliese	Seattle, WA	Mid-rise	56	2009	2013	97%
The Bernard	Seattle, WA	Mid-rise	63	2008	2011	96%
Cairns, The	Seattle, WA	Mid-rise	99	2006	2007	97%
Collins on Pine	Seattle, WA	Mid-rise	76	2013	2014	98%
Canvas	Seattle, WA	Mid-rise	123	2014	2021	97%
Domaine	Seattle, WA	Mid-rise	92	2009	2012	95%
Expo (13)	Seattle, WA	Mid-rise	275	2012	2012	96%
Fountain Court	Seattle, WA	Mid-rise	320	2000	2000	97%
Patent 523	Seattle, WA	Mid-rise	295	2010	2010	96%
Taylor 28	Seattle, WA	Mid-rise	197	2008	2014	97%
The Audrey at Belltown	Seattle, WA	Mid-rise	137	1992	2014	95%
Velo and Ray (14)	Seattle, WA	Mid-rise	308	2014	2019	95%
Vox	Seattle, WA	Mid-rise	58	2013	2013	95%
Wharfside Pointe	Seattle, WA	Mid-rise	155	1990	1994	96%
Beaumont	Woodinville, WA	Mid-rise	344	2009	2024	96%
			12,658			96%

		Total:	63,077		Weighted Average:	96%

Footnotes to the Company’s Portfolio Listing as of December 31, 2025

(1)Unless otherwise specified, the Company consolidates each community in accordance with U.S. GAAP.
(2)Represents the initial year the joint venture or consolidated community was acquired.
(3)For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2025, except for communities that were stabilized during the year, in which case physical occupancy was used. For an explanation of how financial occupancy is calculated, see “Occupancy Rates” in this Item 2.
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
(11)This community is owned by Wesco IV, LLC (“Wesco IV”). The Company has a 65.1% interest in Wesco IV, which is accounted for using the equity method of accounting.
(12)This community is subject to a ground lease, which, unless extended, will expire in 2028.
(13)The Company has an interest in a single asset entity owning this community.

(14)This community is owned by Wesco V, LLC (“Wesco V”). The Company has a 50% interest in Wesco V, which is accounted for using the equity method of accounting.
(15)This community is owned by Wesco VI, LLC (“Wesco VI”). The Company has a 50% interest in Wesco VI, which is accounted for using the equity method of accounting.
(16)This community is owned by BEX IV, LLC (“BEX IV”). The Company has a 50.1% interest in BEX IV, which is accounted for using the equity method of accounting.
(17)A portion of this community on which 84 apartment homes are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(18)The community is subject to a ground lease, which, unless extended, will expire in 2070.

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

Holders

The approximate number of holders of record of the shares of Essex’s common stock was 931 as of February 13, 2026. This number does not include stockholders whose shares are held in investment accounts by other entities. Essex believes the actual number of stockholders is greater than the number of holders of record.

As of February 13, 2026, there were 61 holders of record of OP Units, including Essex.

Return of Capital

Under the applicable provisions of the Code, the portion of any cash distribution on Essex’s common stock paid out of its current or accumulated earnings and profits is treated as a dividend, and the portion of such cash distribution, if any, that exceeds its earnings and profits is treated as a return of capital, for federal income tax purposes. Such return of capital may arise due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

Cash dividends on Essex’s common stock for the years ended December 31, 2025, 2024 and 2023 were classified for federal income tax purposes as follows:

	Year Ended December 31,
	2025	2024	2023
Common Stock
Ordinary income	96.74%	98.19%	88.46%
Capital gain	1.43%	1.81%	8.32%
Unrecaptured section 1250 capital gain	1.83%	—%	3.22%
	100.00%	100.00%	100.00%

Dividends and Distributions

Future dividends and distributions by Essex and the Operating Partnership will be at the discretion of the Board of Directors of Essex and will depend on the actual cash flows from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. There are currently no contractual restrictions on Essex’s and the Operating Partnership’s present or future ability to pay dividends or distributions, and we do not anticipate that our ability to pay dividends or distributions will be impaired; however, there can be no assurances in that regard.

The Board of Directors declared a dividend/distribution for the fourth quarter of 2025 of $2.57 per share. The dividend/distribution was paid on January 15, 2026 to stockholders/unitholders of record as of January 2, 2026.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Shareholders, under the heading “Equity Compensation Plans,” to be filed with the SEC within 120 days of December 31, 2025.

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

During the year ended December 31, 2025, the Company did not issue any shares of common stock under the 2024 ATM Program. As of December 31, 2025, the Company had outstanding forward sale agreements with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which are to be settled by September 2026, and $900.0 million of shares remained available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

Issuer Purchases of Equity Securities

In September 2022, the Company’s Board of Directors approved a stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company’s previous common stock repurchase plan announced in December 2015. During the year ended December 31, 2025, the Company did not repurchase any shares. As of December 31, 2025, the Company had $302.7 million of purchase authority remaining under the stock repurchase plan.

Performance Graph

The line graph below compares the cumulative total stockholder return on Essex’s common stock for the last five years with the cumulative total return on the S&P 500 and the FTSE NAREIT Equity Apartments index over the same period. This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2020 and that all dividends were reinvested.

Essex Property Trust, Inc.
Total Return Performance (1)
Essex Property Trust, Inc.
FTSE NAREIT Equity Apartments Index
S&P 500 Index
250
200
150
100
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Essex Property Trust, Inc.	$100.00	$152.40	$94.85	$115.70	$136.94	$130.12
FTSE NAREIT Equity Apartments Index	$100.00	$163.61	$111.34	$117.87	$142.02	$129.86
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

(1)Common stock performance data is provided by S&P Global Market Intelligence.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act.

Unregistered Sales of Equity Securities

During the years ended December 31, 2025 and 2024, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the years ended December 31, 2025 and 2024, Essex issued an aggregate of 41,408 and 56,304 shares of its common stock upon the exercise of stock options, respectively. Essex contributed the proceeds from the option exercises of $8.9 million to the Operating Partnership in exchange for an aggregate of 41,408 OP Units, as required by the Operating Partnership’s partnership agreement, during the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, Essex issued an aggregate of 39,402 and 13,217 shares, respectively, of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Essex in connection with such awards, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership’s partnership agreement, for an aggregate of 39,402 and 13,217 OP Units during the years ended December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, Essex issued an aggregate of 81,014 and 7,448 shares of its common stock in connection with the exchange of OP Units by limited partners into shares of common stock. For each share of common stock issued by Essex in connection with such exchange, the Operating Partnership issued OP Units to Essex as required by the Operating Partnership’s partnership agreement, for an aggregate of 81,014 and 7,448 OP Units during the years ended December 31, 2025 and 2024, respectively.

Essex may sell shares through its equity distribution program, then contribute the net proceeds from these share issuances to the Operating Partnership in exchange for OP Units as required by the Operating Partnership’s partnership agreement. During the years ended December 31, 2025 and 2024, the Company did not issue or sell any shares of common stock pursuant to the 2024 ATM Program. As of December 31, 2025, the Company had outstanding forward sale agreements with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which are to be settled by September 2026.

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

OVERVIEW

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment home communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of December 31, 2025, had an approximately 96.6% general partner interest in the Operating Partnership.

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

As of December 31, 2025, the Company owned or had ownership interests in 259 operating apartment communities, comprising 63,077 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, two operating commercial buildings and a development pipeline comprised of one consolidated project and various predevelopment projects.

The Company’s apartment home communities are predominately located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

By region, the Company’s operating results for 2025 and 2024 and projection for 2026 new housing supply (defined as new multifamily apartment homes and single family homes, excluding developments with fewer than 50 apartment homes as well as student, senior and 100% affordable housing) are as follows:

Southern California Region: As of December 31, 2025, this region represented 42% of the Company’s consolidated operating apartment homes. Revenues for “2025 Same-Properties” (as defined below), or “Same-Property revenues,” increased 3.3% in 2025 as compared to 2024.

Northern California Region: As of December 31, 2025, this region represented 38% of the Company’s consolidated operating apartment homes. 2025 Same-Property revenues increased 3.6% in 2025 as compared to 2024.

Seattle Metro Region: As of December 31, 2025, this region represented 20% of the Company’s consolidated operating apartment homes. 2025 Same-Property revenues increased 2.8% in 2025 as compared to 2024.

In each of these regions, projected 2026 growth in new residential supply of apartment homes and single family homes is expected to be less than 1% of the total housing stock.

The Company’s consolidated operating communities as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Apartment Homes	%	Apartment Homes	%
Southern California	23,598	42%	23,817	44%
Northern California	21,097	38%	19,747	36%
Seattle Metro	10,899	20%	10,899	20%
Total	55,594	100%	54,463	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX IV, and other co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Market Considerations

Domestic and international policy actions, including tariff and trade policy, as well as continuing geopolitical tensions and regional conflicts have the potential to trigger broad market uncertainty. The long-term impact of these developments on our company will largely depend on the impact on broader trends in job growth, inflation, the economy, and reactions by consumers, companies, governmental entities and capital market participants.

The foregoing macroeconomic conditions have not negatively impacted the Company’s ability to access traditional funding sources which have been historically available to it. The Company is not at material risk of failing to meet the covenants in its credit agreements and is able to timely service its debt and other obligations.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2025 to the Year Ended December 31, 2024

The average financial occupancy for the Company’s 2025 Same-Property portfolio (stabilized properties consolidated by the Company for the years ended December 31, 2025 and 2024) was 96.2% for each of the years ended December 31, 2025 and 2024. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2025 Same-Property portfolio for financial occupancy for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
Southern California	95.9%	95.8%
Northern California	96.5%	96.3%
Seattle Metro	96.2%	96.7%

The following table provides a breakdown of rental and other property revenues, including the revenues attributable to 2025 Same-Properties ($ in thousands):

	Number of Apartment Homes	Year Ended December 31,		Dollar Change	Percentage Change
		2025	2024
2025 Same-Properties:
Southern California	20,654	$679,826	$658,315	$21,511	3.3%
Northern California	18,037	664,800	641,795	23,005	3.6%
Seattle Metro	10,341	298,363	290,294	8,069	2.8%
Total 2025 Same-Property	49,032	1,642,989	1,590,404	52,585	3.3%
2025 Non-Same Property		234,975	173,781	61,194	35.2%
Total rental and other property revenues		$1,877,964	$1,764,185	$113,779	6.4%

2025 Same-Property Revenues increased by $52.6 million or 3.3%. The increase was primarily attributable to an increase of 2.3% in average rental rates from $2,638 for 2024 to $2,699 for 2025 and 0.5% from a decrease in delinquencies.

2025 Non-Same Property Revenues increased by $61.2 million or 35.2% to $235.0 million in 2025 compared to $173.8 million in 2024. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park, Revere
Campbell, The Parc at Pruneyard, ViO, 1250 Lakeside, and the consolidation of Artizan and TENTEN Downtown in 2025, as well as ARLO Mountain View, Maxwell Sunnyvale, and Beaumont, along with the Company’s acquisition of its joint venture partner’s interests in the BEXAEW and BEX II portfolios, Patina at Midtown, and Century Towers in 2024. The increases were partially offset by the sale of Highridge, Essex Skyline, The Grand, and Fourth & U in 2025 and Hillsdale Garden in 2024.

Property operating expenses, excluding real estate taxes increased by $25.3 million or 7.7% to $353.4 million in 2025 compared to $328.1 million in 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2024 and 2025. 2025 Same-Property operating expenses, excluding real estate taxes, increased by $16.4 million or 5.5% to $316.5 million in 2025 compared to $300.1 million in 2024, primarily due to increases of $8.1 million in utilities expenses resulting from increases in trash removal, water and sewer costs, $3.7 million in personnel costs due to wage inflation, and $2.6 million in maintenance and repairs expenses due to increases in water damage remediation costs.

Real estate taxes increased by $12.2 million or 6.3% to $205.6 million in 2025 compared to $193.4 million in 2024, primarily due to the net impact of acquisitions and dispositions in 2024 and 2025 identified in the Non-Same Property revenues section above. 2025 Same-Property real estate taxes increased by $0.4 million or 0.3% to $176.1 million in 2025 compared to $175.7 million in 2024 primarily due to increases in tax rates in California, partially offset by decreases in both assessed values and tax rates in the Seattle Metro region for 2025.

Depreciation and amortization expense increased by $27.3 million or 4.7% to $607.5 million in 2025 compared to $580.2 million in 2024, primarily due to acquisitions in 2024 and 2025 identified in the Non-Same Property revenues section above. The increase was partially offset by dispositions in 2024 and 2025.

General and administrative expense decreased by $27.0 million or 27.3% to $71.9 million in 2025 compared to $98.9 million in 2024, primarily due to a decrease of $31.3 million in political advocacy costs, partially offset by an increase of $5.8 million in personnel costs due to wage inflation.

Gain on sale of real estate and land increased to $299.5 million in 2025 compared to $175.6 million in 2024. The increase was primarily attributable to the dispositions of Highridge, Essex Skyline, The Grand and Fourth & U in 2025 compared to the disposition of Hillsdale Garden in 2024.

Interest expense increased by $22.9 million or 9.7% to $258.4 million in 2025 compared to $235.5 million in 2024, primarily due to the issuance in March 2024 and August 2024 of $550.0 million senior unsecured notes due April 2034, the issuance in February 2025 of $400.0 million senior unsecured notes due April 2035, borrowing on the new $300.0 million unsecured term loan in June and September 2025, and increased borrowing on the two unsecured lines of credit and the commercial paper program which resulted in an increase in interest expense of $46.2 million in 2025. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after 2024, primarily due to the payoff of $400.0 million of senior unsecured notes due May 1, 2024 and $500.0 million of senior unsecured notes due April 1, 2025, which resulted in a decrease in interest expense of $19.9 million in 2025. Additionally, there was an increase in capitalized interest of $3.4 million in 2025 due to an increase in development activity as compared to the same period in 2024.

Interest and other income decreased by $61.0 million or 75.3% to $20.0 million in 2025 compared to $81.0 million in 2024, primarily due to a decrease of $42.9 million in gains from legal settlements. During the first quarter of 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain. There were no material gains from legal settlements during 2025.

Equity income from co-investments decreased by $12.7 million or 26.3% to $35.5 million in 2025 compared to $48.2 million in 2024, primarily due to $12.6 million of impairment losses from unconsolidated co-investments in 2025 compared to $3.7 million in 2024. Additionally, there was a decrease of $9.8 million in income from preferred equity investments due to a lower average outstanding investment balance in 2025 compared to 2024. The overall decrease was offset by a $5.2 million gain recognized on the sale of a co-investment community during 2025 with no prior year equivalent.

Gain on remeasurement of co-investment of $0.3 million in 2025 resulted from the Company’s consolidation of its investment in Artizan. Gain on remeasurement of $210.6 million in 2024 resulted from the Company’s acquisition of its joint venture partner’s interests in the BEXAEW and BEX II portfolios, Patina at Midtown and Century Towers.

Comparison of Year Ended December 31, 2024 to the Year Ended December 31, 2023

For the comparison of the years ended December 31, 2024 and December 31, 2023, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025 under the subheading “Comparison of Year Ended December 31, 2024 to the Year Ended December 31, 2023.”

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for the periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash flow provided by (used in):
Operating activities	$1,074,423	$1,068,305	$980,064
Investing activities	$(552,483)	$(973,051)	$(145,140)
Financing activities	$(512,200)	$(419,742)	$(477,271)

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

As of December 31, 2025, Essex owned a 96.6% general partner interest and the limited partners owned the remaining 3.4% interest in the Operating Partnership.

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

As of December 31, 2025, the Company had $76.2 million of unrestricted cash and cash equivalents and $98.1 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during 2026. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, commercial paper or decreased investment in redevelopment activities to supplement operating cash flows. The timing, source and amounts of cash flows provided by or used in financing activities and investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2025, Moody’s Investor Service and S&P’s credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

As of December 31, 2025, the Company had $5.5 billion of fixed rate public bonds outstanding at an average interest rate of 3.7% with maturity dates ranging from 2026 to 2050.

As of December 31, 2025, the Company’s mortgage notes payable totaled $784.3 million, net of unamortized premiums and debt issuance costs, which consisted of $526.7 million in fixed rate debt at an average interest rate of 4.7% with maturity dates ranging from 2026 to 2033 and $257.7 million of variable rate debt at an average interest rate of 3.6% with maturity dates ranging from 2027 to 2046. A total of $258.8 million of variable rate debt is tax-exempt demand notes which are subject to total return swaps.

As of December 31, 2025, the Company had two unsecured lines of credit aggregating $1.58 billion, including a $1.5 billion unsecured line of credit and a $75.0 million working capital unsecured line of credit. As of December 31, 2025, there was no amount outstanding on the $1.5 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at SOFR plus 0.775% as of December 31, 2025. This facility is scheduled to mature in January 2030, with two six-month extensions, exercisable at the Company’s option. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit. As of December 31, 2025, there was no amount outstanding on the Company’s $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company’s credit ratings and was at Adjusted SOFR plus 0.775% as of December 31, 2025. This facility is scheduled to mature in July 2026.

As of December 31, 2025, the Company had an unsecured commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). As of December 31, 2025, there was no amount of Notes outstanding under the Commercial Paper Program. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s $1.5 billion unsecured line of credit facility serves as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company. The Company has used and expects to continue to use the proceeds from the Notes for general corporate purposes and working capital purposes.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2025 and 2024.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its lines of credit or commercial paper.

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

The Company has five total return swap contracts, with an aggregate notional amount of $258.8 million, that effectively convert mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company’s option to call the mortgage notes at par can be exercised. The Company can currently settle all five total return swaps, with $258.8 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting. The aggregate carrying and fair value of the total return swaps was zero at both December 31, 2025 and 2024.

As of December 31, 2025 and 2024 the aggregate carrying value of the interest rate swap contracts is an asset of $2.0 million and $5.5 million, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

The Company had no interest rate cap agreements as of December 31, 2025 and 2024, respectively.

Issuance of Common Stock

In August 2024, the Company entered into the 2024 ATM Program. In connection with the 2024 ATM Program, the Company may also enter into related forward sale agreements whereby, at the Company's discretion, it may sell shares of its common stock under the 2024 ATM Program under forward sale agreements. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receipt of the proceeds from the sale of shares until a later date. Furthermore, it would permit the Company, at its election, to settle the agreements by issuing common stock in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of common stock or cash. Issuances of shares under these forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs. Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted earnings per share and diluted earnings per unit using the treasury stock method. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s common stock over the term of the forward sale agreement.

The 2024 ATM Program replaced the prior equity distribution agreement entered into in September 2021 (the “2021 ATM Program”), which was terminated upon the establishment of the 2024 ATM Program.

For the years ended December 31, 2025, 2024 and 2023, the Company did not issue any shares of common stock through the 2024 ATM Program nor the 2021 ATM Program.

For the year ended December 31, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM Program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which are to be settled by September 2026.

As of December 31, 2025, $900.0 million of shares of common stock remained available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2025, non-revenue generating capital expenditures averaged approximately $2,258 per apartment home. These expenditures do not include expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue or cost savings, and do not include expenditures incurred due to changes in government regulations that the Company would not have incurred otherwise, retail, furniture and fixtures, or expenditures for which the Company has been reimbursed or expects to be reimbursed. The Company expects that cash from operations and/or its lines of credit will fund such expenditures.

Development Pipeline

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. The Company may also acquire land for future development purposes or sale. As of December 31, 2025, the Company’s development pipeline was comprised of one consolidated development project and various predevelopment projects, with total incurred costs of $157.1 million, and estimated remaining project costs of approximately $200.9 million, for total estimated project costs of $358.0 million.

The Company expects to fund the development and predevelopment communities by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, commercial paper, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 7,483 apartment homes in operating communities with joint ventures and technology co-investments for a total book value of $304.4 million as of December 31, 2025.

Real Estate and Other Commitments

The following table summarizes the Company’s unfunded real estate and other future commitments as of December 31, 2025 ($ in thousands):

	Number of Properties	Investment	Remaining Unfunded Commitment
Joint ventures:
Preferred equity investments	1	$85,000	$35,000
Technology co-investments	N/A	86,000	23,215

Consolidated:
Real estate under development	1	157,122	200,883
		$328,122	$259,098

As of December 31, 2025, the Company had remaining unfunded commitments of $94.8 million for operating co-investments. As of December 31, 2025, the Company had operating lease commitments of $122.0 million for ground, building and garage leases with maturity dates ranging from 2026 to 2083. $6.3 million of these commitments are due during the year ended December 31, 2026.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising ten communities) and four co-investments as of December 31, 2025. As of December 31, 2024, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities) and five co-investments. The Company consolidates these entities because it is the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $970.6 million and $242.5 million, respectively, as of December 31, 2025, and $893.0 million and $319.1 million, respectively, as of December 31, 2024. Noncontrolling interests in these entities were $101.2 million and $105.1 million as of December 31, 2025 and 2024, respectively. The Company’s financial risk in each VIE is limited to its equity investment in the VIE. As of December 31, 2025, the Company did not have any VIEs of which it was not the primary beneficiary.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the periods presented ($ in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income available to common stockholders	$669,666	$741,522	$405,825
Adjustments:
Depreciation and amortization	607,542	580,220	548,438
Gains not included in FFO	(305,043)	(386,138)	(59,238)
Casualty loss	—	—	433
Impairment loss from unconsolidated co-investments	12,634	3,726	33,700
Depreciation and amortization from unconsolidated co-investments	56,848	66,943	71,745
Noncontrolling interest related to Operating Partnership units	23,649	26,414	14,284
Depreciation attributable to third party ownership and other	(160)	31,191	(1,474)
Funds from operations attributable to common stockholders and unitholders	$1,065,136	$1,063,878	$1,013,713
FFO per share-diluted	$15.98	$15.99	$15.24
Non-core items:
Expensed acquisition and investment related costs	$25	$72	$595
Tax (benefit) expense on unconsolidated technology co-investments	(2,096)	(929)	697
Realized and unrealized gains on marketable securities, net	(3,809)	(8,347)	(10,006)
Provision for credit losses	26	(179)	70
Equity income from unconsolidated technology co-investments	(6,552)	(10,344)	(1,685)
Loss on early retirement of debt	762	—	—
Loss on early retirement of debt from unconsolidated co-investments	122	—	—
Co-investment promote income	—	(1,531)	—
Income from early redemption of preferred equity investments and notes receivable	(70)	—	(285)
General and administrative and other, net (1)	10,004	39,341	6,629
Insurance reimbursements, legal settlements, and other, net (2)	(808)	(43,794)	(9,821)
Core funds from operations attributable to common stockholders and unitholders	$1,062,740	$1,038,167	$999,907
Core FFO per share-diluted	$15.94	$15.60	$15.03
Weighted average number of shares outstanding, diluted (3)	66,669,649	66,533,908	66,514,456

(1)Includes political advocacy costs of $2.0 million, $33.3 million, and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)There were no material gains from legal settlements for the year ended December 31, 2025. For the year ended December 31, 2024, the Company settled two lawsuits related to construction defects at two communities and received cash recoveries of $42.5 million. For the year ended December 31, 2023, the Company settled a lawsuit related to construction defects at one of its communities and received cash recovery of $7.7 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain which was excluded from Core FFO.
(3)Assumes conversion of all outstanding OP Units into shares of the Company’s common stock and excludes DownREIT limited partnership units.

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

	Year Ended December 31,
	2025	2024	2023
Earnings from operations	$899,316	$703,095	$584,342
Adjustments:
Corporate-level property management expenses	49,052	46,208	43,593
Depreciation and amortization	607,542	580,220	548,438
Management and other fees from affiliates	(9,381)	(10,265)	(11,131)
General and administrative	71,948	98,902	63,474
Expensed acquisition and investment related costs	25	72	595
Casualty loss	—	—	433
Gain on sale of real estate and land	(299,524)	(175,583)	(59,238)
NOI	1,318,978	1,242,649	1,170,506
Less: Non Same-Property NOI	(168,608)	(128,084)	(83,727)
Same-Property NOI	$1,150,370	$1,114,565	$1,086,779

Forward-Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, estimates, assumptions, hopes, intentions, beliefs and strategies regarding the future. Words such as “expects,” “assumes,” “anticipates,” “may,” “will,” “intends,” “plans,” “projects,” “believes,” “seeks,” “future,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, among other things, statements regarding expected operating performance and results (including projected Same-Property revenues and expenses), qualification as a REIT under the Internal Revenue Code of 1986, as amended, property stabilizations, property acquisition and disposition activity, joint venture and co-investment activity, development and redevelopment activity and other capital expenditures, capital raising and financing activity, revenue and expense growth, financial occupancy, interest rate and other economic expectations, including estimated remaining and total project costs related to the Company’s development pipeline and projected new housing supply.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2025, the Company had five interest rate swap contracts and two forward starting interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on the Company’s $600.0 million unsecured term loan. The Company’s interest rate swap was designated as a cash flow hedge as of December 31, 2025. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of December 31, 2025. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2025 ($ in thousands):

	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$497,500	2026-2030	$1,270	$5,293	$(2,820)
Forward starting interest rate swap	150,000	2030	703	3,521	(2,169)
Total cash flow hedges	$647,500	2026-2030	$1,973	$8,814	$(4,989)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $258.8 million that effectively convert $258.8 million of fixed mortgage notes payable to a floating interest rate based on the SIFMA plus a spread and had a carrying value of zero as of December 31, 2025. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated the fair value of the Company’s $6.0 billion of fixed rate debt as of December 31, 2025, to be $5.8 billion. Management has estimated the fair value of the Company’s $858.8 million of variable rate debt as of December 31, 2025, to be $853.2 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. The following table represents scheduled principal payments ($ in thousands):

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair value
Fixed rate debt	$548,291	$350,000	$517,000	$500,000	$615,000	$3,448,000	$5,978,291	$5,767,386
Average interest rate	3.5%	3.8%	2.2%	4.1%	3.4%	4.0%
Variable rate debt (1)	$1,114	$84,397	$1,332	$1,456	$301,592	$468,889	$858,780	$853,192
Average interest rate	3.7%	3.5%	3.7%	3.7%	4.0%	4.0%

(1)$258.8 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of December 31, 2025. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2025, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, Essex’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Essex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Essex’s management assessed the effectiveness of Essex’s internal control over financial reporting as of December 31, 2025. In making this assessment, Essex’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Essex’s management has concluded that, as of December 31, 2025, its internal control over financial reporting was effective based on these criteria. Essex’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over Essex’s internal control over financial reporting, which is included herein.

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

Essex Portfolio, L.P.

As of December 31, 2025, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by COSO. The Operating Partnership’s management has concluded that, as of December 31, 2025, its internal control over financial reporting was effective based on these criteria.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Federal Income Tax Considerations

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the heading “Board and Corporate Governance Matters,” to be filed with the SEC within 120 days of December 31, 2025. The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the headings “Director Compensation” and “Compensation Discussion and Analysis,” to be filed with the SEC within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the heading “Certain Relationships and Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the headings “Report of the Audit Committee” and “Fees Paid to KPMG LLP,” to be filed with the SEC within 120 days of December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)	F-1

Consolidated Balance Sheets: As of December 31, 2025 and 2024	F-6

Consolidated Statements of Income: Years ended December 31, 2025, 2024 and 2023	F-7

Consolidated Statements of Comprehensive Income: Years ended December 31, 2025, 2024 and 2023	F-8

Consolidated Statements of Equity: Years ended December 31, 2025, 2024 and 2023	F-9

Consolidated Statements of Cash Flows: Years ended December 31, 2025, 2024 and 2023	F-11

Notes to Consolidated Financial Statements	F-20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets: As of December 31, 2025 and 2024	F-13

Consolidated Statements of Income: Years ended December 31, 2025, 2024 and 2023	F-14

Consolidated Statements of Comprehensive Income: Years ended December 31, 2025, 2024 and 2023	F-15

Consolidated Statements of Capital: Years ended December 31, 2025, 2024 and 2023	F-16

Consolidated Statements of Cash Flows: Years ended December 31, 2025, 2024 and 2023	F-18

Notes to Consolidated Financial Statements	F-20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025	F-55

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of events or changes in circumstances that indicate rental properties may not be recoverable

As discussed in Note 2(d) to the consolidated financial statements, the Company evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying value of any of the rental properties may not be recoverable. The evaluation of impairment indicators includes an assessment of the Company’s ability to hold and its intent with regard to each asset, and each property’s remaining useful life. As of December 31, 2025, the Company had $11.9 billion in rental properties.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Essex Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Essex Property Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Partners of Essex Portfolio, L.P. and the Board of Directors of Essex Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of events or changes in circumstances that indicate rental properties may not be recoverable

As discussed in Note 2(d) to the consolidated financial statements, the Operating Partnership evaluates the carrying amount of rental properties for impairment whenever events or changes in circumstances indicate that the carrying value of any of the rental properties may not be recoverable. The evaluation of impairment indicators includes an assessment of the Operating Partnership’s ability to hold and its intent with regard to each asset, and each property’s remaining useful life. As of December 31, 2025, the Operating Partnership had $11.9 billion in rental properties.

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

San Francisco, California
February 20, 2026

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024
(In thousands, except parenthetical and share amounts)

	2025	2024
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,363,169	$3,246,789
Buildings and improvements	15,073,416	14,342,729
	18,436,585	17,589,518
Less: accumulated depreciation	(6,532,003)	(6,150,618)
	11,904,582	11,438,900
Real estate under development	157,122	52,682
Co-investments	630,550	935,014
	12,692,254	12,426,596
Cash and cash equivalents-unrestricted	76,241	66,795
Cash and cash equivalents-restricted	9,345	9,051
Marketable securities	98,070	69,794
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.5 million as of December 31, 2025 and December 31, 2024, respectively	141,591	206,706
Operating lease right-of-use assets	50,833	51,556
Prepaid expenses and other assets	90,675	96,861
Total assets	$13,159,009	$12,927,359
LIABILITIES AND EQUITY
Unsecured debt, net	$6,015,921	$5,473,788
Mortgage notes payable, net	784,348	989,884
Lines of credit and commercial paper	—	137,945
Accounts payable and accrued liabilities	221,351	212,747
Construction payable	24,743	14,347
Dividends payable	173,698	165,443
Distributions in excess of investments in co-investments	98,837	79,273
Operating lease liabilities	51,487	52,473
Other liabilities	51,729	50,220
Total liabilities	7,422,114	7,176,120
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	28,263	30,849
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,442,290 and 64,280,466 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,683,514	6,668,047
Distributions in excess of accumulated earnings	(1,148,195)	(1,155,662)
Accumulated other comprehensive income, net	6,047	24,655
Total stockholders’ equity	5,541,372	5,537,046
Noncontrolling interest	167,260	183,344
Total equity	5,708,632	5,720,390
Total liabilities and equity	$13,159,009	$12,927,359

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2025, 2024 and 2023
(In thousands, except share and per share amounts)

	2025	2024	2023
Revenues:
Rental and other property	$1,877,964	$1,764,185	$1,658,264
Management and other fees from affiliates	9,381	10,265	11,131
	1,887,345	1,774,450	1,669,395
Expenses:
Property operating, excluding real estate taxes	353,355	328,123	301,951
Real estate taxes	205,631	193,413	185,807
Corporate-level property management expenses	49,052	46,208	43,593
Depreciation and amortization	607,542	580,220	548,438
General and administrative	71,948	98,902	63,474
Expensed acquisition and investment related costs	25	72	595
Casualty loss	—	—	433
	1,287,553	1,246,938	1,144,291
Gain on sale of real estate and land	299,524	175,583	59,238
Earnings from operations	899,316	703,095	584,342
Interest expense	(258,404)	(235,529)	(212,905)
Total return swap income	4,729	3,099	3,148
Interest and other income	20,004	80,951	46,259
Equity income from co-investments	35,464	48,206	10,561
Tax benefit (expense) on unconsolidated co-investments	2,096	929	(697)
Loss on early retirement of debt	(762)	—	—
Gain on remeasurement of co-investment	330	210,555	—
Net income	702,773	811,306	430,708
Net income attributable to noncontrolling interest	(33,107)	(69,784)	(24,883)
Net income available to common stockholders	$669,666	$741,522	$405,825
Per share data:
Basic:
Net income available to common stockholders	$10.40	$11.55	$6.32
Weighted average number of shares outstanding during the year	64,379,418	64,228,356	64,252,232
Diluted:
Net income available to common stockholders	$10.40	$11.54	$6.32
Weighted average number of shares outstanding during the year	64,399,459	64,251,234	64,253,385

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Net income	$702,773	$811,306	$430,708
Other comprehensive (loss) income:
Change in fair value of derivatives and amortization of swap settlements	(19,508)	(9,217)	(13,364)
Change in fair value of marketable debt securities, net	244	—	—
Reversal of unrealized gains upon the sale of marketable debt securities	(27)	—	—
Total other comprehensive loss	(19,291)	(9,217)	(13,364)
Comprehensive income	683,482	802,089	417,344
Comprehensive income attributable to noncontrolling interest	(32,424)	(69,468)	(24,429)
Comprehensive income attributable to controlling interest	$651,058	$732,621	$392,915

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2025, 2024 and 2023
(In thousands, except per share amounts)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss), net	Noncontrolling interest	Total
	Shares	Amount
Balances at December 31, 2022	64,605	$6	$6,750,076	$(1,080,176)	$46,466	$178,744	$5,895,116
Net income	—	—	—	405,825	—	24,883	430,708
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(12,910)	(454)	(13,364)
Issuance of common stock under:
Stock option and restricted stock plans, net	21	—	(3,825)	—	—	—	(3,825)
Sale of common stock, net	—	—	(347)	—	—	—	(347)
Equity based compensation costs	—	—	11,723	—	—	412	12,135
Retirement of common stock, net	(437)	—	(95,657)	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	—	(5,150)	—	—	95	(5,055)
Distributions to noncontrolling interest	—	—	—	—	—	(31,939)	(31,939)
Redemptions of noncontrolling interest	14	—	(100)	—	—	(509)	(609)
Common stock dividends ($9.24 per share)	—	—	—	(593,185)	—	—	(593,185)
Balances at December 31, 2023	64,203	$6	$6,656,720	$(1,267,536)	$33,556	$171,232	$5,593,978
Net income	—	—	—	741,522	—	69,784	811,306
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(8,901)	(316)	(9,217)
Issuance of common stock under:
Stock option and restricted stock plans, net	70	—	9,096	—	—	—	9,096
Sale of common stock, net	—	—	(296)	—	—	—	(296)
Equity based compensation costs	—	—	7,408	—	—	263	7,671
Changes in the redemption value of redeemable noncontrolling interest	—	—	373	—	—	462	835
Issuance of OP units to noncontrolling interest	—	—	—	—	—	24,930	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(81,812)	(81,812)
Redemptions of noncontrolling interest	7	—	(5,254)	—	—	(1,199)	(6,453)
Common stock dividends ($9.80 per share)	—	—	—	(629,648)	—	—	(629,648)
Balances at December 31, 2024	64,280	$6	$6,668,047	$(1,155,662)	$24,655	$183,344	$5,720,390

Net income	—	—	—	669,666	—	33,107	702,773
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(26)	(1)	(27)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(18,818)	(690)	(19,508)
Change in fair value of marketable debt securities, net	—	—	—	—	236	8	244
Issuance of common stock under:
Stock option and restricted stock plans, net	81	—	816	—	—	—	816
Sale of common stock, net	—	—	(391)	—	—	—	(391)
Equity based compensation costs	—	—	9,879	—	—	345	10,224
Changes in the redemption value and redemptions of redeemable noncontrolling interest	6	—	2,805	—	—	(219)	2,586
Distributions to noncontrolling interest	—	—	—	—	—	(32,801)	(32,801)
Redemptions of noncontrolling interest	75	—	2,358	—	—	(15,833)	(13,475)
Common stock dividends ($10.28 per share)	—	—	—	(662,199)	—	—	(662,199)
Balances at December 31, 2025	64,442	$6	$6,683,514	$(1,148,195)	$6,047	$167,260	$5,708,632

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$702,773	$811,306	$430,708
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	(1,115)	34	2,773
Depreciation and amortization	607,542	580,220	548,438
Amortization of discount and debt financing costs, net	7,162	7,795	6,911
Realized and unrealized gains on marketable securities, net	(3,809)	(8,347)	(10,006)
Provision for credit losses	26	(179)	70
Company’s share of gain on the sales of co-investment	(5,189)	—	—
Equity income from co-investments	(30,275)	(48,206)	(10,561)
Operating distributions from co-investments	93,010	62,868	76,787
Accrued interest from notes and other receivables	(9,201)	(13,497)	(12,631)
Casualty loss	—	—	433
Gain on the sale of real estate and land	(299,524)	(175,583)	(59,238)
Equity-based compensation	9,640	7,158	8,031
Loss on early retirement of debt	762	—	—
Gain on remeasurement of co-investment	(330)	(210,555)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(2,002)	32,007	(9,721)
Accounts payable, accrued liabilities, and operating lease liabilities	7,217	25,194	5,335
Other liabilities	(2,264)	(1,910)	2,735
Net cash provided by operating activities	1,074,423	1,068,305	980,064
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(831,661)	(940,440)	(25,098)
Redevelopment	(81,619)	(70,572)	(72,577)
Development acquisitions of and additions to real estate under development	(61,878)	(2,874)	(7,872)
Capital expenditures on rental properties	(140,348)	(136,395)	(140,371)
Investments in notes receivable	(169,644)	(130,635)	(58,127)
Collections of notes and other receivables	84,801	33,504	—
Proceeds from insurance for property losses	3,522	2,299	3,431
Proceeds from dispositions of real estate	509,946	247,286	99,388
Contributions to co-investments	(33,752)	(34,073)	(37,405)
Changes in refundable deposits	8,000	(8,000)	10,200
Purchases of marketable securities	(25,515)	(1,002)	(20,780)
Sales and maturities of marketable securities	1,264	27,348	64,320
Non-operating distributions from co-investments	184,401	40,503	39,751
Net cash used in investing activities	(552,483)	(973,051)	(145,140)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	1,148,242	554,875	598,000

Payments on unsecured debt and mortgage notes	(808,611)	(403,108)	(302,429)
Proceeds from lines of credit and commercial paper	7,935,548	1,667,476	844,046
Repayments of lines of credit and commercial paper	(8,073,493)	(1,529,531)	(896,119)
Retirement of common stock	—	—	(95,657)
Additions to deferred charges	(13,394)	(9,568)	(1,736)
Payments related to debt prepayment penalties	(697)	—	—
Net costs from issuance of common stock	(391)	(296)	(347)
Net proceeds from stock options exercised	8,930	12,313	—
Payments related to tax withholding for share-based compensation	(8,114)	(3,217)	(3,825)
Distributions to noncontrolling interest	(32,677)	(81,246)	(31,619)
Redemptions of noncontrolling interest	(13,475)	(6,453)	(609)
Redemptions of redeemable noncontrolling interest	—	(521)	—
Common stock dividends paid	(654,068)	(620,466)	(586,976)
Net cash used in financing activities	(512,200)	(419,742)	(477,271)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	9,740	(324,488)	357,653
Unrestricted and restricted cash and cash equivalents at beginning of year	75,846	400,334	42,681
Unrestricted and restricted cash and cash equivalents at end of year	$85,586	$75,846	$400,334

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$252,651	$223,220	$207,038
Interest capitalized	$3,659	$251	$823
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,431	$6,934	$6,962

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$24,930	$—
Redemption of preferred equity investments upon acquisition or consolidation of co-investments	$262,449	$44,670	$—
Reclassifications (from) to redeemable noncontrolling interest (to) from additional paid in capital and noncontrolling interest	$(2,209)	$(835)	$5,055
Leased assets obtained in exchange for new operating lease liabilities	$2,727	$—	$—
Debt assumed in connection with acquisition	$—	$95,000	$—
Debt financed by seller in connection with acquisition	$—	$11,000	$—

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024
(In thousands, except parenthetical and unit amounts)

	2025	2024
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,363,169	$3,246,789
Buildings and improvements	15,073,416	14,342,729
	18,436,585	17,589,518
Less: accumulated depreciation	(6,532,003)	(6,150,618)
	11,904,582	11,438,900
Real estate under development	157,122	52,682
Co-investments	630,550	935,014
	12,692,254	12,426,596
Cash and cash equivalents-unrestricted	76,241	66,795
Cash and cash equivalents-restricted	9,345	9,051
Marketable securities	98,070	69,794
Notes and other receivables, net of allowance for credit losses of $0.6 million and $0.5 million as of December 31, 2025 and December 31, 2024, respectively	141,591	206,706
Operating lease right-of-use assets	50,833	51,556
Prepaid expenses and other assets	90,675	96,861
Total assets	$13,159,009	$12,927,359
LIABILITIES AND CAPITAL
Unsecured debt, net	$6,015,921	$5,473,788
Mortgage notes payable, net	784,348	989,884
Lines of credit and commercial paper	—	137,945
Accounts payable and accrued liabilities	221,351	212,747
Construction payable	24,743	14,347
Distributions payable	173,698	165,443
Distributions in excess of investments in co-investments	98,837	79,273
Operating lease liabilities	51,487	52,473
Other liabilities	51,729	50,220
Total liabilities	7,422,114	7,176,120
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	28,263	30,849
Capital:
General Partner:
Common equity (64,442,290 and 64,280,466 units issued and outstanding, respectively)	5,535,325	5,512,391
	5,535,325	5,512,391
Limited Partners:
Common equity (2,250,339 and 2,331,251 units issued and outstanding, respectively)	61,876	73,418
Accumulated other comprehensive income	10,138	29,429
Total partners’ capital	5,607,339	5,615,238
Noncontrolling interest	101,293	105,152
Total capital	5,708,632	5,720,390
Total liabilities and capital	$13,159,009	$12,927,359

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2025, 2024 and 2023
(In thousands, except unit and per unit amounts)

	2025	2024	2023
Revenues:
Rental and other property	$1,877,964	$1,764,185	$1,658,264
Management and other fees from affiliates	9,381	10,265	11,131
	1,887,345	1,774,450	1,669,395
Expenses:
Property operating, excluding real estate taxes	353,355	328,123	301,951
Real estate taxes	205,631	193,413	185,807
Corporate-level property management expenses	49,052	46,208	43,593
Depreciation and amortization	607,542	580,220	548,438
General and administrative	71,948	98,902	63,474
Expensed acquisition and investment related costs	25	72	595
Casualty loss	—	—	433
	1,287,553	1,246,938	1,144,291
Gain on sale of real estate and land	299,524	175,583	59,238
Earnings from operations	899,316	703,095	584,342
Interest expense	(258,404)	(235,529)	(212,905)
Total return swap income	4,729	3,099	3,148
Interest and other income	20,004	80,951	46,259
Equity income from co-investments	35,464	48,206	10,561
Tax benefit (expense) on unconsolidated co-investments	2,096	929	(697)
Loss on early retirement of debt	(762)	—	—
Gain on remeasurement of co-investment	330	210,555	—
Net income	702,773	811,306	430,708
Net income attributable to noncontrolling interest	(9,458)	(43,370)	(10,599)
Net income available to common unitholders	$693,315	$767,936	$420,109
Per unit data:
Basic:
Net income available to common unitholders	$10.40	$11.55	$6.32
Weighted average number of common units outstanding during the year	66,649,608	66,511,030	66,513,303
Diluted:
Net income available to common unitholders	$10.40	$11.54	$6.32
Weighted average number of common units outstanding during the year	66,669,649	66,533,908	66,514,456

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Net income	$702,773	$811,306	$430,708
Other comprehensive (loss) income:
Change in fair value of derivatives and amortization of swap settlements	(19,508)	(9,217)	(13,364)
Change in fair value of marketable debt securities, net	244	—	—
Reversal of unrealized gains upon the sale of marketable debt securities	(27)	—	—
Total other comprehensive loss	(19,291)	(9,217)	(13,364)
Comprehensive income	683,482	802,089	417,344
Comprehensive income attributable to noncontrolling interest	(9,458)	(43,370)	(10,599)
Comprehensive income attributable to controlling interest	$674,024	$758,719	$406,745

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2025, 2024 and 2023
(In thousands, except per unit amounts)

					Accumulated other comprehensive income (loss), net
	General Partner		Limited Partners			Noncontrolling interest	Total
	Common Equity		Common Equity
	Units	Amount	Units	Amount
Balances at December 31, 2022	64,605	$5,669,906	2,272	$51,454	$52,010	$121,746	$5,895,116
Net income	—	405,825	—	14,284	—	10,599	430,708
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(13,364)	—	(13,364)
Issuance of common units under:
General partner’s stock based compensation, net	21	(3,825)	—	—	—	—	(3,825)
Sale of common stock by general partner, net	—	(347)	—	—	—	—	(347)
Equity based compensation costs	—	11,723	—	412	—	—	12,135
Retirement of common units, net	(437)	(95,657)	—	—	—	—	(95,657)
Changes in the redemption value of redeemable noncontrolling interest	—	(5,150)	—	75	—	20	(5,055)
Distributions to noncontrolling interest	—	—	—	—	—	(11,060)	(11,060)
Redemptions	14	(100)	(13)	(355)	—	(154)	(609)
Distributions declared ($9.24 per unit)	—	(593,185)	—	(20,879)	—	—	(614,064)
Balances at December 31, 2023	64,203	$5,389,190	2,259	$44,991	$38,646	$121,151	$5,593,978
Net income	—	741,522	—	26,414	—	43,370	811,306
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(9,217)	—	(9,217)
Issuance of common stock under:
General partner’s stock based compensation, net	70	9,096	—	—	—	—	9,096
Sale of common stock by general partner, net	—	(296)	—	—	—	—	(296)
Equity based compensation costs	—	7,408	—	263	—	—	7,671
Changes in the redemption value of redeemable noncontrolling interest	—	373	—	99	—	363	835
Issuance of OP units to noncontrolling interest	—	—	82	24,930	—	—	24,930
Distributions to noncontrolling interest	—	—	—	—	—	(59,317)	(59,317)
Redemptions	7	(5,254)	(10)	(784)	—	(415)	(6,453)
Distributions declared ($9.80 per unit)	—	(629,648)	—	(22,495)	—	—	(652,143)

Balances at December 31, 2024	64,280	$5,512,391	2,331	$73,418	$29,429	$105,152	$5,720,390
Net income	—	669,666	—	23,649	—	9,458	702,773
Reversal of unrealized gains upon the sale of marketable debt securities	—	—	—	—	(27)	—	(27)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(19,508)	—	(19,508)
Change in fair value of marketable debt securities, net	—	—	—	—	244	—	244
Issuance of common stock under:
General partner’s stock based compensation, net	81	816	—	—	—	—	816
Sale of common stock by general partner, net	—	(391)	—	—	—	—	(391)
Equity based compensation costs	—	9,879	—	345	—	—	10,224
Changes in the redemption value and redemptions of redeemable noncontrolling interest	6	2,805	(6)	(441)	—	222	2,586
Distributions to noncontrolling interest	—	—	—	—	—	(9,551)	(9,551)
Redemptions	75	2,358	(75)	(11,845)	—	(3,988)	(13,475)
Distributions declared ($10.28 per unit)	—	(662,199)	—	(23,250)	—	—	(685,449)
Balances at December 31, 2025	64,442	$5,535,325	2,250	$61,876	$10,138	$101,293	$5,708,632

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$702,773	$811,306	$430,708
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	(1,115)	34	2,773
Depreciation and amortization	607,542	580,220	548,438
Amortization of discount and debt financing costs, net	7,162	7,795	6,911
Realized and unrealized gains on marketable securities, net	(3,809)	(8,347)	(10,006)
Provision for credit losses	26	(179)	70
Company’s share of gain on the sales of co-investments	(5,189)	—	—
Equity income from co-investments	(30,275)	(48,206)	(10,561)
Operating distributions from co-investments	93,010	62,868	76,787
Accrued interest from notes and other receivables	(9,201)	(13,497)	(12,631)
Casualty loss	—	—	433
Gain on the sale of real estate and land	(299,524)	(175,583)	(59,238)
Equity-based compensation	9,640	7,158	8,031
Loss on early retirement of debt	762	—	—
Gain on remeasurement of co-investment	(330)	(210,555)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	(2,002)	32,007	(9,721)
Accounts payable, accrued liabilities, and operating lease liabilities	7,217	25,194	5,335
Other liabilities	(2,264)	(1,910)	2,735
Net cash provided by operating activities	1,074,423	1,068,305	980,064
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(831,661)	(940,440)	(25,098)
Redevelopment	(81,619)	(70,572)	(72,577)
Development acquisitions of and additions to real estate under development	(61,878)	(2,874)	(7,872)
Capital expenditures on rental properties	(140,348)	(136,395)	(140,371)
Investments in notes receivable	(169,644)	(130,635)	(58,127)
Collections of notes and other receivables	84,801	33,504	—
Proceeds from insurance for property losses	3,522	2,299	3,431
Proceeds from dispositions of real estate	509,946	247,286	99,388
Contributions to co-investments	(33,752)	(34,073)	(37,405)
Changes in refundable deposits	8,000	(8,000)	10,200
Purchases of marketable securities	(25,515)	(1,002)	(20,780)
Sales and maturities of marketable securities	1,264	27,348	64,320
Non-operating distributions from co-investments	184,401	40,503	39,751
Net cash used in investing activities	(552,483)	(973,051)	(145,140)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	1,148,242	554,875	598,000

Payments on unsecured debt and mortgage notes	(808,611)	(403,108)	(302,429)
Proceeds from lines of credit and commercial paper	7,935,548	1,667,476	844,046
Repayments of lines of credit and commercial paper	(8,073,493)	(1,529,531)	(896,119)
Retirement of common units	—	—	(95,657)
Additions to deferred charges	(13,394)	(9,568)	(1,736)
Payments related to debt prepayment penalties	(697)	—	—
Net costs from issuance of common units	(391)	(296)	(347)
Net proceeds from stock options exercised	8,930	12,313	—
Payments related to tax withholding for share-based compensation	(8,114)	(3,217)	(3,825)
Distributions to noncontrolling interest	(9,498)	(56,582)	(8,558)
Redemptions of noncontrolling interest	(13,475)	(6,453)	(609)
Redemptions of redeemable noncontrolling interest	—	(521)	—
Common unit distributions paid	(677,247)	(645,130)	(610,037)
Net cash used in financing activities	(512,200)	(419,742)	(477,271)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	9,740	(324,488)	357,653
Unrestricted and restricted cash and cash equivalents at beginning of year	75,846	400,334	42,681
Unrestricted and restricted cash and cash equivalents at end of year	$85,586	$75,846	$400,334

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$252,651	$223,220	$207,038
Interest capitalized	$3,659	$251	$823
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,431	$6,934	$6,962

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$24,930	$—
Redemption of preferred equity investments upon acquisition or consolidation of co-investments	$262,449	$44,670	$—
Reclassifications (from) to redeemable noncontrolling interest (to) from general and limited partner capital and noncontrolling interest	$(2,209)	$(835)	$5,055
Leased assets obtained in exchange for new operating lease liabilities	$2,727	$—	$—
Debt assumed in connection with acquisition	$—	$95,000	$—
Debt financed by seller in connection with acquisition	$—	$11,000	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

Essex is the sole general partner of the Operating Partnership with a 96.6% general partner interest and the limited partners owned a 3.4% interest as of December 31, 2025. The limited partners may convert their Operating Partnership units into an equivalent number of shares of Essex common stock. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,250,339 and 2,331,251 as of December 31, 2025 and 2024, respectively, and the redemption value of the OP Units, based on the closing price of the Company’s common stock, totaled $588.9 million and $665.4 million, as of December 31, 2025 and 2024, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2025, the Company owned or had ownership interests in 259 operating apartment communities, comprising 63,077 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, two operating commercial buildings and a development pipeline comprised of one consolidated project and various predevelopment projects. The operating apartment communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

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

Noncontrolling interest includes the 3.4% and 3.5% limited partner interests in the Operating Partnership not held by the Company as of December 31, 2025 and 2024, respectively. These percentages include the Operating Partnership’s vested long-term incentive plan units (see Note 14, Equity Based Compensation Plans).

(b) Recently Adopted Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05 “Business Combinations —Joint Venture Formations (Subtopic 805-60)” under which an entity that qualifies as a joint venture is required to apply a new basis of accounting upon the formation of the joint venture. The amendments in ASU 2023-05 require that a joint venture must initially measure its assets and liabilities at fair value on the formation date. ASU 2023-05 is effective for all joint ventures that are formed on or after January 1, 2025 and early adoption is permitted. The Company adopted ASU No. 2023-05 as of January 1, 2025. This adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

(c) Recent Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. ASU 2025-06 eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. In addition, disclosures for property, plant and equipment will be required for all capitalized software costs. ASU 2025-06 will be effective for the Company beginning January 1, 2028 and early adoption is permitted. Upon adoption, the new standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated results of operations and financial position.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. ASU 2025-05 provides for a practical expedient that allows an entity to assume that conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. ASU 2025-05 will be effective for the Company beginning January 1, 2026, with early adoption permitted, and is required to be applied prospectively. The Company has evaluated the impact of ASU 2025-05 and has determined that the ASU would not have a material impact on its consolidated results of operations or financial position.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, the FASB issued ASU No. 2025-01 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires disaggregated information for specified categories of expenses to be presented in the notes to the financial statements. ASU 2024-03, as clarified by ASU 2025-01, will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. The new standards may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of these standards on its consolidated results of operations and financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

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

The Company capitalizes all costs incurred with the predevelopment, development or redevelopment of real estate assets or costs associated with the construction or expansion of real property. Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance. Capitalization begins for predevelopment, development, and redevelopment projects when activity commences. Capitalization ends when the apartment home is completed and the property is available for a new tenant or if the development activities cease.

The Company allocates the purchase price of real estate on a fair value basis to land and building, including personal property and identifiable intangible assets, such as the value of above-market, below-market and in-place leases. In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent land and building appraisals which consider comparable market transactions, its own analysis of recently acquired or developed comparable properties in its portfolio for land comparables and building replacement costs, and other publicly available market data. In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and amortized over the average remaining term of all acquired leases.

The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired in-place leases is amortized to expense over the average remaining term of the leases acquired. The net carrying value of acquired in-place leases was $7.5 million and $7.7 million as of December 31, 2025 and 2024, respectively, and are included in prepaid expenses and other assets on the Company’s consolidated balance sheets.

The Company periodically assesses the carrying value of its consolidated real estate investments for indicators of impairment. The judgments regarding the existence of impairment indicators are based on monitoring investment market conditions and performance compared to budget for operating properties including the net operating income for the most recent 12 month period, monitoring estimated costs for properties under development, the Company’s ability to hold and its intent with regard to each asset, and each property’s remaining useful life. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be recoverable, the carrying amount is evaluated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and/or sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost or fair value less estimated costs to sell. As of December 31, 2025 and 2024, no properties were classified as held for sale. The Company did not record an impairment charge on any of its consolidated real estate investments for the years ended December 31, 2025, 2024 and 2023.

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
December 31, 2025, 2024, and 2023

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of the co-investment in the consolidated statements of income equal to the amount by which the fair value of the co-investment interest, using Level 2 inputs, exceeds the Company’s carrying value of the co-investment. A majority of the co-investments, excluding most preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company evaluates its co-investments for impairment and records a loss if the carrying value is greater than the fair value of the investment and the impairment is other-than-temporary.

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

Apart from rental and other property-related revenue, revenues from contracts with customers are recognized as control of the promised services is passed to the customer. For customer contracts related to management and other fees from affiliates (which includes asset management and property management), the transaction price and amount of revenue to be recognized are determined each quarter based on the management fee calculated and earned for that month or quarter. The contract will contain a description of the service and the fee percentage for management services. Payments from such services are one month or one quarter in arrears of the service performed.

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
December 31, 2025, 2024, and 2023

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows ($ in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents - unrestricted	$76,241	$66,795	$391,749
Cash and cash equivalents - restricted	9,345	9,051	8,585
Total unrestricted and restricted cash and cash equivalents shown in the consolidated statements of cash flows	$85,586	$75,846	$400,334

(h) Marketable Securities

The Company reports its equity securities and available for sale debt securities at fair value, based on quoted market prices (Level 1 for the equity securities and Level 2 for the available for sale debt securities, as defined by the FASB standard for fair value measurements). As of both December 31, 2025 and 2024, less than $0.1 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represented investments measured at fair value, using net asset value as a practical expedient, and were not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Any realized and unrealized gain or loss in equity securities, realized gain in debt securities and interest income are included in interest and other income in the consolidated statements of income. There were no other-than-temporary impairment charges for the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025 and 2024, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, U.S. Treasury and agency securities, certificates of deposit, corporate debt securities and municipal debt securities.

As of December 31, 2025 and 2024, marketable securities consisted of the following ($ in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$2,677	$6	$2,683
Common stock, preferred stock and stock funds	48,738	21,736	70,474

Available for sale debt securities:
U.S. Treasury and agency securities	10,186	103	10,289
Certificates of deposit	5,000	—	5,000
Corporate debt securities	8,954	105	9,059
Municipal debt securities	556	9	565
Total - Marketable securities	$76,111	$21,959	$98,070

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

(j) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, employee compensation costs, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company’s development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. Those costs, inclusive of capitalized interest, as well as capitalized development and redevelopment fees totaled $26.2 million, $20.2 million and $19.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company amortizes the capitalized costs over the useful life of the development.

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

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, commercial paper and notes and other receivables approximate fair value as of December 31, 2025 and 2024, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.9 billion and $5.8 billion as of December 31, 2025 and 2024, respectively, was approximately $5.8 billion and $5.5 billion, respectively. Management has estimated that the fair value of the Company’s $854.4 million and $752.3 million of variable rate debt as of December 31, 2025 and 2024, respectively, was approximately $853.2 million and $749.4 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2025 and 2024 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of December 31, 2025 and 2024.

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
December 31, 2025, 2024, and 2023

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

(m) Income Taxes

Generally in any year in which Essex qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than with respect to the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2025 as Essex has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude Essex from paying federal income tax.

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

Cash dividends on Essex’s common stock for the years ended December 31, 2025, 2024 and 2023 were classified for federal income tax purposes as follows:

	Year Ended December 31,
	2025	2024	2023
Common Stock
Ordinary income	96.74%	98.19%	88.46%
Capital gain	1.43%	1.81%	8.32%
Unrecaptured section 1250 capital gain	1.83%	—%	3.22%
	100.00%	100.00%	100.00%

(n) Equity-based Compensation

The cost of share and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long-term incentive plan units (discussed in Note 14, Equity Based Compensation Plans) are being amortized over the expected service periods.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

(o) Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands)

	Change in fair value of derivatives and amortization of swap settlements	Unrealized gain on available for sale debt securities	Total
Balance at December 31, 2024	$24,655	$—	$24,655
Other comprehensive (loss) income before reclassification	(23,990)	236	(23,754)
Amounts reclassified from accumulated other comprehensive income	5,172	(26)	5,146
Other comprehensive (loss) income	(18,818)	210	(18,608)
Balance at December 31, 2025	$5,837	$210	$6,047

Essex Portfolio, L.P.
($ in thousands)

	Change in fair value of derivatives and amortization of swap settlements	Unrealized gain on available for sale debt securities	Total
Balance at December 31, 2024	$29,429	$—	$29,429
Other comprehensive (loss) income before reclassification	(24,863)	244	(24,619)
Amounts reclassified from accumulated other comprehensive income	5,355	(27)	5,328
Other comprehensive (loss) income	(19,508)	217	(19,291)
Balance at December 31, 2025	$9,921	$217	$10,138

Amounts reclassified from accumulated other comprehensive income, net in connection with derivatives are recorded in interest expense in the consolidated statements of income. Realized gains and losses on available for sale debt securities are included in interest and other income on the consolidated statements of income.

(p) Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interest in the accompanying consolidated balance sheets was $28.3 million and $30.8 million as of December 31, 2025 and 2024, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interest for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Balance at January 1,	$30,849	$32,205	$27,150
Reclassifications due to change in redemption value and other	(2,209)	(835)	5,055
Redemptions	(377)	(521)	—
Balance at December 31,	$28,263	$30,849	$32,205

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

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

(r) Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising ten communities), and four co-investments as of December 31, 2025. The Company consolidated the Operating Partnership, 18 DownREIT entities (comprising nine communities), and five co-investments as of December 31, 2024. The Company consolidated these entities because it was the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $970.6 million and $242.5 million, respectively, as of December 31, 2025, and $893.0 million and $319.1 million, respectively, as of December 31, 2024. Noncontrolling interests in these entities were $101.2 million and $105.1 million as of December 31, 2025 and 2024, respectively. The Company’s financial risk in each VIE is limited to its equity investment in the VIE.

The DownREIT VIEs collectively own ten apartment communities in which the Company is the general partner or manager of the DownREIT entity, the Operating Partnership is a special limited partner or member, and the other limited partners or members were granted rights of redemption for their interests. Such limited partners or members can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company’s common stock at the time of redemption multiplied by the number of units stipulated under various arrangements, as noted above. The other limited partners or members receive distributions based on the Company’s current dividend rate multiplied by the number of units held. Total DownREIT units outstanding were 892,572 and 914,505 as of December 31, 2025 and 2024, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $233.6 million and $261.0 million, as of December 31, 2025 and 2024, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $28.3 million and $30.8 million as of December 31, 2025 and 2024, respectively. Of these amounts, $8.9 million and $9.0 million as of December 31, 2025 and 2024, respectively, represent units of limited partners’ or members’ interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner’s or members’ right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common stock was $96.6 million and $96.9 million as of December 31, 2025 and 2024, and is classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

As of December 31, 2025 and 2024, the Company was not deemed to be the primary beneficiary of any other VIEs and did not have any VIEs of which it was not deemed to be the primary beneficiary.

(s) Gain Contingencies

Contingencies, commonly resulting from legal settlements, will periodically arise that may result in a gain. Gain contingencies are typically not recognized in the financial statements until all uncertainties related to the contingency have been resolved. In the case of legal settlements, the Company determines that all uncertainties have been resolved when cash or other consideration has been received by the Company. There were no material gains from legal settlements for the year ended December 31, 2025. For the year ended December 31, 2024, the Company settled two lawsuits related to construction defects at

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

two communities and received cash recoveries of $42.5 million. For the year ended December 31, 2023, the Company settled a lawsuit related to construction defects at one of its communities and received cash recovery of $7.7 million. The Company determined that all uncertainties were resolved upon receipt of cash and recorded a gain within interest and other income on the consolidated statements of income.

(3) Real Estate Investments

(a) Acquisitions of Real Estate Interests

The table below summarizes acquisition activity for the year ended December 31, 2025 ($ in millions):

Property Name	Location	Date	Apartment Homes	Contract Price at Pro Rata Share
The Plaza	CA	Jan-25	307	$161.4
One Hundred Grand	CA	Feb-25	166	105.3	(1)
ROEN Menlo Park	CA	Feb-25	146	78.8
Revere Campbell	CA	May-25	168	118.0	(1)
The Parc at Pruneyard	CA	May-25	252	122.5
ViO	CA	Sep-25	234	100.0
1250 Lakeside	CA	Nov-25	250	143.5
Total acquisitions			1,523	$829.5

(1)One Hundred Grand and Revere Campbell replaced Highridge, an apartment home community owned by DownREIT entities that are consolidated by the Company, within the DownREIT structures of those entities pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code of 1986, as amended (“Section 1031 Exchange”).

The consolidated fair value of the acquisitions listed above was included on the Company’s consolidated balance sheets as follows: $156.1 million addition to land and land improvements, $670.7 million was included in buildings and improvements, and $7.3 million addition to prepaid expenses and other assets.

Acquisition activity for the year ended December 31, 2024 includes 13 apartment communities for a total pro-rata contract price of $849.4 million. The consolidated fair value of the acquisitions was included on the Company’s consolidated balance sheets as follows: $231.6 million addition to land and land improvements, $1,178.0 million was included in buildings and improvements, $9.0 million addition to prepaid expenses and other assets, $26.3 million addition to real estate under development, and $106.0 million addition to mortgage notes payable. A gain on remeasurement of co-investments for $210.6 million was recorded as 10 of the apartment communities were acquired from joint venture partners.

(b) Dispositions of Real Estate Interests

The table below summarizes disposition activity for the year ended December 31, 2025 ($ in millions):

Property Name	Location	Date	Apartment Homes	Sale Price at Pro Rata Share
Highridge	CA	Feb-25	255	$127.0	(1)
Essex Skyline	CA	Apr-25	350	239.6	(2)
The Grand	CA	Jul-25	243	97.5	(3)
Fourth & U	CA	Sep-25	171	52.3	(4)
Total dispositions			1,019	$516.4

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

(1)Highridge, an apartment home community owned by DownREIT entities that are consolidated by the Company, was replaced by One Hundred Grand and Revere Campbell within the DownREIT structures of those entities pursuant to a Section 1031 Exchange. The Company recognized a $111.0 million gain on sale of real estate and land in the consolidated statements of income. In conjunction with the sale, $69.6 million in debt associated with the property was paid off and the Company recorded a $0.8 million loss on early extinguishment of debt.
(2)The Company recognized a $126.2 million gain on sale of real estate and land in the consolidated statements of income.
(3)The Company recognized a $47.8 million gain on sale of real estate and land in the consolidated statements of income.
(4)The Company recognized a $14.5 million gain on sale of real estate and land in the consolidated statements of income.

For the year ended December 31, 2024, the Company sold its 81.5% interest in a consolidated co-investment, a 697-unit apartment home community, for a contract price of $252.4 million on a gross basis ($205.7 million at pro rata), resulting in a $175.6 million gain on sale of real estate and land in the consolidated statements of income.

For the year ended December 31, 2023, the Company sold an apartment community consisting of 239 apartment homes for $91.7 million, resulting in a gain on sale of $54.5 million. Additionally, the Company sold land that had been held for future development, for $8.7 million and recognized a gain on sale of $4.7 million.

(c) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment home communities. The Company also invests in five unconsolidated technology co-investments with an aggregate commitment of $86.0 million as of December 31, 2025 and 2024, respectively. The unconsolidated technology co-investment balance of these investments was $74.7 million and $57.3 million as of December 31, 2025 and 2024, respectively.

In September 2025, Wesco V, LLC, a joint venture in which the Company owns a 50.0% interest, sold one of its apartment home communities named 8th & Republican for a total contract price of $94.9 million. The Company recorded a $5.2 million gain from the sale as equity income from co-investments within the consolidated statements of income.

The carrying values of the Company’s co-investments as of December 31, 2025 and 2024 were as follows ($ in thousands, except in parenthetical):

	Weighted Average Essex Ownership Percentage (1)	December 31,
		2025	2024
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	54%	$73,002	$147,232
BEX IV and 500 Folsom	50%	135,518	146,142
Other (2)	53%	95,851	86,089
Total operating and other co-investments, net		304,371	379,463
Total preferred equity co-investments (3) (includes related party investments of $52.8 million and $48.1 million as of December 31, 2025 and 2024, respectively. See Note 6, Related Party Transactions, for further discussion)		227,342	476,278
Total co-investments, net		$531,713	$855,741

(1)Weighted average Company ownership percentages are as of December 31, 2025.
(2)As of December 31, 2025 and 2024, the Company’s investments in Wesco I, Wesco III, Wesco IV, and Expo were classified as a liability of $98.8 million and $79.3 million, respectively, due to distributions received in excess of the Company’s investment. The weighted average Essex ownership percentage excludes the Company’s investments in non-core technology co-investments which are carried at fair value.
(3)Includes one preferred equity investment held by Wesco VII, LLC.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

The combined summarized financial information of co-investments was as follows ($ in thousands):

	December 31,
	2025	2024
Combined balance sheets: (1)
Rental properties and real estate under development	$3,220,390	$4,094,826
Other assets	194,413	277,420
Total assets	$3,414,803	$4,372,246
Debt	$2,412,106	$3,001,303
Other liabilities	163,358	235,111
Equity	839,339	1,135,832
Total liabilities and equity	$3,414,803	$4,372,246

	Year Ended December 31,
	2025	2024	2023
Combined statements of income: (1)
Property revenues	$332,330	$390,850	$409,910
Property operating expenses	(124,504)	(154,245)	(158,520)
Net operating income	207,826	236,605	251,390
Gain on sale of real estate	10,378	—	—
Interest expense	(104,097)	(142,601)	(154,038)
General and administrative	(17,237)	(21,157)	(20,594)
Depreciation and amortization	(138,729)	(167,875)	(174,028)
Net loss	$(41,859)	$(95,028)	$(97,270)
Company’s share of net income (2)	$35,464	$48,206	$10,561

(1)Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2)Includes the Company’s share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $5.1 million, $4.6 million and $7.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Operating Co-investments

As of December 31, 2025 and 2024, the Company, through several co-investments, owned 7,483 and 7,694 apartment homes, respectively, in operating communities. The Company’s book value of these co-investments was $304.4 million and $379.5 million as of December 31, 2025 and 2024, respectively.

Predevelopment and Development Co-investments

As of December 31, 2025 and 2024, the Company did not have any projects in unconsolidated predevelopment or development communities.

Preferred Equity Investments

The Company holds preferred equity investment interests in several joint ventures which own real estate. Preferred equity investments are included in the co-investments line in the accompanying consolidated balance sheets. In the event of an acquisition of a controlling interest in a co-investment, the value recorded is determined in accordance with the Company's accounting policy for real estate property acquisitions.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

As of December 31, 2025, the Company had 10 preferred equity investments with total commitments of $206.7 million, of which $171.7 million had been funded, with maturities ranging from March 2026 to September 2032, and a weighted average rate of return on the outstanding balances of 10.5%.

In November 2025, the Company repaid an $88.2 million senior mortgage associated with a $79.5 million preferred equity investment in TENTEN Downtown, a 376-unit apartment home community, located in Los Angeles, CA, and concurrently issued a default notice and assumed full managerial control. The community was consolidated on the Company’s financial statements with a valuation of $167.7 million.

In July 2025, the Company formed a new joint venture, Wesco VII, LLC (“Wesco VII”), with the State of Wisconsin Investment Board, for the purpose of investing in multifamily real estate projects. Each partner has an initial equity commitment of $50.0 million and holds a 50% ownership interest. The investment is recorded to co-investments in the consolidated balance sheets. Wesco VII subsequently funded a preferred equity investment of $42.6 million in a 480-unit apartment home community development located in California. The investment has an initial preferred return of 13.5% subject to adjustment upon the occurrence of specified events and mandatory redemption in July 2030.

In October 2024, the Company repaid a $72.0 million senior mortgage associated with a $22.7 million preferred equity investment in Artizan, a 241-unit stabilized apartment home community located in Oakland, CA, and subsequently issued a default notice to the third-party sponsor in January 2025, assumed full managerial control and consolidated the property with a valuation of $95.0 million. The Company recorded $0.3 million as a gain on remeasurement of co-investment in the consolidated statements of income.

The Company recorded $12.6 million, $3.7 million and $33.7 million of impairment loss from unconsolidated co-investments for the years ended December 31, 2025, 2024 and 2023, respectively, as a result of an other-than-temporary decrease in the fair value of the underlying real estate investment which is included in the equity income from co-investments line in the accompanying consolidated statements of income. The valuation for the underlying real estate investments was estimated using an income approach valuation technique.

During 2025, the Company received cash proceeds of $186.5 million from the redemption of eight preferred equity co-investments.

During 2024, the Company received cash proceeds of $58.8 million for the full redemption of two preferred equity investments and partial redemption of one preferred equity investment in joint ventures that hold properties located in Washington and California.

(d) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. The Company’s development pipeline is comprised of one consolidated development project and various predevelopment projects.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

(4) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Rental income	$1,850,551	$1,735,411	$1,636,070
Other property	27,413	28,774	22,194
Management and other fees from affiliates	9,381	10,265	11,131
Total revenues	$1,887,345	$1,774,450	$1,669,395

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment for the periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Southern California	$763,124	$714,975	$654,422
Northern California	760,821	663,825	628,880
Seattle Metro	313,410	295,002	282,092
Other real estate assets (1)	40,609	90,383	92,870
Total rental and other property revenues	$1,877,964	$1,764,185	$1,658,264

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

The following table presents the Company’s rental and other property revenues disaggregated by current property category status for the periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Same-property (1)	$1,642,989	$1,590,404	$1,540,045
Acquisitions (2)	169,002	58,158	1,037
Non-residential/other, net (3)	64,952	115,644	119,725
Straight line rent concessions (4)	1,021	(21)	(2,543)
Total rental and other property revenues	$1,877,964	$1,764,185	$1,658,264

(1)Same-property includes properties that have comparable stabilized results as of January 1, 2024 and are consolidated by the Company for the years ended December 31, 2025, 2024 and 2023. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.
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
December 31, 2025, 2024, and 2023

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.2 million and $0.3 million as of December 31, 2025 and 2024, respectively, and was included in accounts payable and accrued liabilities within the consolidated balance sheets. The amount of revenue recognized for the year ended December 31, 2025 that was included in the December 31, 2024 deferred revenue balance was $0.1 million, which was included in rental and other property revenue within the consolidated statements of income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of December 31, 2025, the Company had $0.2 million of remaining performance obligations. The Company expects to recognize approximately 74% of these remaining performance obligations in 2026 and the remaining 26% through 2027.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

(5) Notes and Other Receivables

Notes and other receivables consisted of the following as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	$64,193	$60,538
Note receivable, secured, bearing interest at 12.00%, due January 2025 (Originated August 2022)	—	3,167
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	43,941	39,187
Receivable from preferred equity investment sponsor (1)	—	72,002
Other receivables from affiliates (2)	5,215	5,646
Straight line rent receivables (3)	10,259	9,235
Other receivables	18,538	17,460
Allowance for credit losses	(555)	(529)
Total notes and other receivables	$141,591	$206,706

(1)In the fourth quarter of 2024, the Company repaid a $72.0 million senior mortgage associated with a preferred equity investment in Artizan, a 241-unit stabilized apartment home community located in Oakland, CA, and subsequently issued a default notice to the third-party sponsor in January 2025, assumed full managerial control and consolidated the property. See Note 3, Real Estate Investments, for additional details.
(2)These amounts consist of short-term loans outstanding and due from various joint ventures as of December 31, 2025 and 2024, respectively. See Note 6, Related Party Transactions, for additional details.
(3)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company’s operating properties.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

The following table presents the activity in the allowance for credit losses for notes receivable, secured for the periods presented ($ in thousands):

Notes Receivable, Secured
Balance as of December 31, 2022	$334
Provision for credit losses	353
Balance as of December 31, 2023	$687
Provision for credit losses	(158)
Balance as of December 31, 2024	$529
Provision for credit losses	26
Balance as of December 31, 2025	$555

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

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. (“MMI”), a national brokerage firm listed on the New York Stock Exchange. For the years ended December 31, 2025, 2024 and 2023, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $9.5 million, $11.1 million, and $12.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $0.2 million, $0.8 million, and $1.8 million against general and administrative expenses for the years ended December 31, 2025, 2024 and 2023, respectively.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of December 31, 2025 and 2024, $5.2 million and $5.6 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the consolidated balance sheets.

In August 2025, the Company funded an $81.2 million related party bridge loan to Wesco I in connection with the payoff of a mortgage related to one of Wesco I’s properties located in Southern California. The note receivable accrued interest at 5.50% and was paid off at maturity in December 2025.

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
December 31, 2025, 2024, and 2023

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of December 31, 2025, $11.0 million of this commitment was funded and the Company accrues interest based on a 9.0% preferred return. The remaining unfunded commitment of $2.0 million expired in November 2024.

(7) Unsecured Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Unsecured debt consisted of the following as of December 31, 2025 and 2024 ($ in thousands):

			Weighted Average Maturity In Years as of December 31, 2025

	December 31,
	2025	2024
Term loan - variable rate, net	$596,668	$298,571	4.7
Bonds public offering - fixed rate, net	5,419,253	5,175,217	7.1
Unsecured debt, net (1)	6,015,921	5,473,788
Lines of credit	—	137,945	N/A
Commercial paper	—	—	N/A
Total unsecured debt	$6,015,921	$5,611,733
Weighted average interest rate on fixed rate unsecured bonds private placement and bonds public offering	3.7%	3.4%
Weighted average interest rate on variable rate term loan	4.1%	4.2%
Weighted average interest rate on lines of credit	4.8%	5.7%
Weighted average interest rate on commercial paper	—%	N/A

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

(1)Includes unamortized discounts, net of premiums, of $3.6 million and unamortized premiums, net of discounts, of $0.1 million and unamortized debt issuance costs of $30.4 million and $26.3 million as of December 31, 2025 and 2024, respectively.

Term loan

In October 2022, the Operating Partnership obtained a $300.0 million unsecured term loan priced at Adjusted SOFR plus 0.85% with an original maturity date of October 2024 with three 12-month extension options, exercisable at the Company’s option. In September 2024, the Company exercised its first option, extending the maturity date to October 2025. In October 2025, the Company executed an amendment of its existing $300.0 million unsecured term loan to extend the maturity date from October 2027 to January 2031, inclusive of extension options exercisable at the Company’s option. The interest rate was reduced to SOFR plus 0.85% and is swapped to an all-in fixed rate of 4.2% and the swap has a termination date of October 2026.

In May 2025, the Operating Partnership obtained a new $300.0 million unsecured term loan priced at SOFR plus 0.85% which is based on a tiered rate structure tied to the Company’s long-term unsecured credit rating with a one-year delayed draw feature. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. This term loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. As of December 31, 2025, the Company had drawn $300.0 million on the new term loan facility. The Company has entered into floating-to-fixed interest rate swaps to fix the interest rate for $197.5 million of the new term loan facility to an all-in rate of 4.1%.

Bonds public offering

In December 2025, the Operating Partnership issued $350.0 million of senior unsecured notes due on February 15, 2036 with a coupon rate of 4.875% per annum (the “2036 Notes”), which are payable on February 15 and August 15 of each year, beginning on August 15, 2025. The 2036 Notes were offered to investors at a price of 99.093% of the principal amount. The Company intends to use the net proceeds of this offering to repay upcoming debt maturities, including to fund a portion of the repayment of the Company’s $450.0 million aggregate principal amount outstanding of 3.375% senior notes due April 2026, and for other general corporate and working capital purposes, which may include the funding of potential acquisition opportunities. These proceeds initially may be used to fund the repayment of outstanding indebtedness under the Company’s commercial paper program and unsecured credit facilities and/or invested in short-term securities. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025, and 2024, the carrying value of the 2036 Notes, net of discount and debt issuance costs, was $344.0 million and zero, respectively.

In February 2025, the Operating Partnership issued $400.0 million of senior unsecured notes due on April 1, 2035 with a coupon rate of 5.375% per annum (the “2035 Notes”), which are payable on April 1 and October 1 of each year, beginning on October 1, 2025. The 2035 Notes were offered to investors at a price of 99.604% of the principal amount. The Company used the net proceeds of this offering to repay the Company’s $500.0 million senior unsecured notes at maturity in April 2025. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025, and 2024, the carrying value of the 2035 Notes, net of discount and debt issuance costs, was $395.0 million and zero, respectively.

In March 2024, the Operating Partnership issued $350.0 million of senior unsecured notes due on April 1, 2034 with a coupon rate of 5.500% per annum (the “2034 Notes”), which are payable on April 1 and October 1 of each year, beginning on October 1, 2024. The 2034 Notes were offered to investors at a price of 99.752% of the principal amount. In May 2024, the Company repaid its $400.0 million unsecured notes, due May 1, 2024, at maturity. In August 2024, the Operating Partnership issued an additional $200.0 million of the 2034 Notes at a price of 102.871% of the principal amount, plus accrued interest from and including March 2024, up to, but excluding, the settlement date of August 21, 2024, with an effective yield of 5.110% per annum. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025, and 2024, the carrying value of the 2034 Notes, net of discount and debt issuance costs, was $549.9 million and $549.8 million, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

In June 2021, the Operating Partnership issued $300.0 million of senior unsecured notes due on June 15, 2031 with a coupon rate of 2.550% per annum (the “June 2031 Notes”), which are payable on June 15 and December 15 of each year, beginning on December 15, 2021. The June 2031 Notes were offered to investors at a price of 99.367% of par value. The June 2031 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including to fund the redemption of $300.0 million aggregate principal amount (plus the make-whole amount and accrued and unpaid interest) of its outstanding 3.375% senior unsecured notes due January 2023, and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025, and 2024, the carrying value of the June 2031 Notes, net of discount and debt issuance costs, was $297.6 million and $297.1 million, respectively.

In March 2021, the Operating Partnership issued $450.0 million of senior unsecured notes due on March 1, 2028 with a coupon rate of 1.700% per annum (the “2028 Notes”), which are payable on March 1 and September 1 of each year, beginning on September 1, 2021. The 2028 Notes were offered to investors at a price of 99.423% of par value. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay upcoming debt maturities, including all or a portion of certain unsecured term loans, and for general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025, and 2024, the carrying value of the 2028 Notes, net of discount and debt issuance costs, was $448.2 million and $447.2 million, respectively.

In February 2020, the Operating Partnership issued $500.0 million of senior unsecured notes due on March 15, 2032, with a coupon rate of 2.650% (the “2032 Notes”), which are payable on March 15 and September 15 of each year, beginning on September 15, 2020. The 2032 Notes were offered to investors at a price of 99.628% of par value. The 2032 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay indebtedness under its unsecured lines of credit, which had been used to fund the buyout of CPPIB’s 45.0% joint venture interests, as well as repay $100.3 million of secured debt during the quarter that ended March 31, 2020. In June 2020, the Operating Partnership issued an additional $150.0 million of the 2032 Notes at a price of 105.660% of par value, plus accrued interest from February 2020 up to, but not including, the date of delivery of the additional notes, with an effective yield of 2.093%. These additional notes have substantially identical terms as the 2032 Notes issued in February 2020. The proceeds were used to repay indebtedness under the Company’s unsecured credit facilities and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025, and 2024, the carrying value of the 2032 Notes, net of premiums and debt issuance costs, was $650.5 million and $650.6 million, respectively.

In August 2020, the Operating Partnership issued $600.0 million of senior unsecured notes, consisting of $300.0 million aggregate principal amount due on January 15, 2031 with a coupon rate of 1.650% (the “January 2031 Notes”) and $300.0 million aggregate principal amount due on September 1, 2050 with a coupon rate of 2.650% (the “2050 Notes” and together with the January 2031 Notes, the “Notes”). The January 2031 Notes were offered to investors at a price of 99.035% of par value and the 2050 Notes at 99.691% of par value. Interest is payable on the January 2031 Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. Interest is payable on the 2050 Notes semiannually on March 1 and September 1 of each year, beginning on March 1, 2021. The Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex. The Company used the net proceeds of this offering to repay debt maturities, including certain unsecured private placement notes, secured mortgage notes, and to fund the redemption of $300.0 million aggregate principal amount of its outstanding 3.625% senior unsecured notes due August 2022, and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, the carrying value of the January 2031 Notes and 2050 Notes, net of discount and debt issuance costs was $297.2 million and $296.3 million, respectively as of December 31, 2025, and $296.7 million and $296.1 million, respectively as of December 31, 2024.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

In August 2019, the Operating Partnership issued $400.0 million of senior unsecured notes due on January 15, 2030, with a coupon rate of 3.000% per annum (the “2030 Notes”), which are payable on January 15 and July 15 of each year, beginning on January 15, 2020. The 2030 Notes were offered to investors at a price of 98.632% of the principal amount thereof. The 2030 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In October 2019, the Operating Partnership issued an additional $150.0 million of the 2030 Notes at a price of 101.685% of the principal amount thereof. These additional notes have substantially identical terms as the 2030 Notes issued in August 2019. The Company used the net proceeds of these offerings to prepay, with no prepayment penalties, certain secured indebtedness under outstanding mortgage notes, to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025, and 2024, the carrying value of the 2030 Notes, net of discount and debt issuance costs, was $547.0 million and $546.2 million, respectively.

In February 2019, the Operating Partnership issued $350.0 million of senior unsecured notes due on March 1, 2029, with a coupon rate of 4.000% per annum (the “2029 Notes”), which are payable on March 1 and September 1 of each year, beginning on September 1, 2019. The 2029 Notes were offered to investors at a price of 99.188% of the principal amount thereof. The 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are unconditionally guaranteed by Essex Property Trust, Inc. In March 2019, the Operating Partnership issued an additional $150.0 million of the 2029 Notes at a price of 100.717% of the principal amount thereof. These additional notes have substantially identical terms as the 2029 Notes issued in February 2019. The Company used the net proceeds of these offerings to repay indebtedness under its unsecured lines of credit and for other general corporate and working capital purposes. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025, and 2024, the carrying value of the 2029 Notes, net of discount and debt issuance costs was $498.0 million and $497.3 million, respectively.

In March 2018, the Operating Partnership issued $300.0 million of senior unsecured notes due on March 15, 2048 with a coupon rate of 4.500% per annum and are payable on March 15 and September 15 of each year, beginning on September 15, 2018 (the “2048 Notes”). The 2048 Notes were offered to investors at a price of 99.591% of par value. The 2048 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025 and 2024, the carrying value of the 2048 Notes, net of discount and debt issuance costs was $296.5 million and $296.4 million, respectively.

In April 2017, the Operating Partnership issued $350.0 million of senior unsecured notes due on May 1, 2027 with a coupon rate of 3.625% per annum and are payable on May 1 and November 1 of each year, beginning on November 1, 2017 (the “2027 Notes”). The 2027 Notes were offered to investors at a price of 99.423% of par value. The 2027 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025 and 2024, the carrying value of the 2027 Notes, net of discount and debt issuance costs was $349.3 million and $348.8 million, respectively.

In April 2016, the Operating Partnership issued $450.0 million of senior unsecured notes due on April 15, 2026 with a coupon rate of 3.375% per annum and are payable on April 15 and October 15 of each year, beginning October 15, 2016 (the “2026 Notes”). The 2026 Notes were offered to investors at a price of 99.386% of par value. The 2026 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2025 and 2024, the carrying value of the 2026 Notes, net of discount and debt issuance costs was $449.8 million and $449.1 million, respectively.

In March 2015, the Operating Partnership issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1 and October 1 of each year, beginning October 1, 2015 (the “2025 Notes”). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. In April 2025, the Company

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

repaid the 2025 Notes at maturity. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2024, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $499.9 million.

In April 2014, the Operating Partnership issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and were payable on May 1 and November 1 of each year, beginning November 1, 2014 (the “2024 Notes”). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes were general unsecured senior obligations of the Operating Partnership, ranked equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and were fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above. These notes were paid off at maturity, and had no amount outstanding as of December 31, 2025 and 2024, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
Maturity	2025	2024	Coupon Rate
April 2025	$—	$500,000	3.500%
April 2026	450,000	450,000	3.375%
May 2027	350,000	350,000	3.625%
March 2028	450,000	450,000	1.700%
March 2029	500,000	500,000	4.000%
January 2030	550,000	550,000	3.000%
January 2031	300,000	300,000	1.650%
June 2031	300,000	300,000	2.550%
March 2032	650,000	650,000	2.650%
April 2034	550,000	550,000	5.500%
April 2035	400,000	—	5.375%
February 2036	350,000	—	4.875%
March 2048	300,000	300,000	4.500%
September 2050	300,000	300,000	2.650%
Total	$5,450,000	$5,200,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit and commercial paper, as of December 31, 2025 were as follows ($ in thousands):

2026	$450,000
2027	350,000
2028	450,000
2029	500,000
2030	850,000
Thereafter	3,450,000
Total	$6,050,000

Line of credit

As of December 31, 2025, the Company had two unsecured lines of credit aggregating $1.58 billion, including a $1.5 billion unsecured line of credit and a $75.0 million working capital unsecured line of credit. This amount excludes unamortized debt issuance costs of $7.3 million and $6.2 million as of December 31, 2025 and 2024, respectively. These debt issuance costs are included in prepaid expenses and other assets in the consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

As of December 31, 2025 and 2024, there was no amount and $75.0 million outstanding on the $1.5 billion unsecured line of credit, respectively. As of December 31, 2025, this credit facility had an interest rate at the SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and a scheduled maturity of January 2030 with two six-month extension options, exercisable at the Company’s option. In July 2025, the Company amended this revolving credit facility increasing the borrowing capacity from $1.2 billion to $1.5 billion and extended its maturity from January 2029 to January 2030. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit.

As of December 31, 2025 and 2024, there was no amount and $62.9 million outstanding on the Company’s $75.0 million working capital unsecured line of credit, respectively. As of December 31, 2025, this working capital unsecured line of credit had an interest rate of Adjusted SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings. Prior to its maturity in July 2024 the line of credit facility was amended such that the line’s capacity was increased from $35.0 million to $75.0 million and the scheduled maturity date was extended to July 2026.

The Company’s unsecured lines of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2025 and 2024.

Commercial paper

In May 2025, the Operating Partnership established an unsecured commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s $1.5 billion unsecured line of credit facility serves as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes will rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company. The Company expects to use the proceeds of the Notes for general corporate purposes and working capital purposes. As of December 31, 2025, the Company had no amount outstanding on the unsecured commercial paper program. The commercial paper balance excludes unamortized debt issuance of $0.4 million as of December 31, 2025, and are included in prepaid expenses and other assets in the consolidated balance sheets.

(8) Mortgage Notes Payable

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consisted of the following as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Fixed rate mortgage notes payable	$526,662	$674,092
Variable rate mortgage notes payable (1)	257,686	315,792
Total mortgage notes payable (2)	$784,348	$989,884
Number of properties securing mortgage notes	14	19
Remaining terms	1-21 years	1-22 years
Weighted average interest rate	4.4%	4.2%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

The aggregate scheduled principal payments of mortgage notes payable as of December 31, 2025 were as follows ($ in thousands):

2026	$99,405
2027	84,397
2028	68,332
2029	1,456
2030	66,592
Thereafter	466,889
Total	$787,071

(1)Variable rate mortgage notes payable, including $258.8 million in bonds that have been converted to variable rate through total return swap contracts, consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate (approximately 3.6% as of December 2025 and 4.2% as of December 2024) including credit enhancement and underwriting fees. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Once the bonds have been repaid, the properties may no longer be obligated to comply with such tenant income criteria. Principal balances are due in full at various maturity dates from September 2026 through December 2046. In October 2024, the Company assumed $95.0 million of variable rate secured loans as part of its acquisition of its joint venture partner’s interests in the BEX II portfolio. The $95.0 million was paid off in September 2025.
(2)Includes total unamortized discount of $0.2 million and reduced by unamortized debt issuance costs of $2.5 million and $2.6 million as of December 31, 2025 and 2024, respectively.

For the Company’s mortgage notes payable as of December 31, 2025, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $3.5 million and $0.2 million, respectively. Repayment of debt before the scheduled maturity date could result in prepayment penalties. The prepayment penalty on the majority of the Company’s mortgage notes payable is computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the principal being prepaid multiplied by the difference between the interest rate of the mortgage note and the stated yield rate on a U.S. Treasury security which generally has an equivalent remaining term as the mortgage note.

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

The Company has two unsecured term loans with an outstanding balance of $600.0 million as of December 31, 2025. The Company has five interest rate swap contracts with an aggregate notional amount of $497.5 million that effectively fixed the interest rate on the $600.0 million unsecured term loans at 4.1%. The Company has two forward starting interest rate contracts with an aggregate notional amount of $150.0 million which will be effective at a future date. These derivatives qualify for hedge accounting.

In April 2025, the Company entered into three interest rate swap contracts related to the $300.0 million unsecured term loan entered into in May 2025. In September 2025, the Company had a $47.5 million interest rate swap related to debt that was paid off and subsequently applied the swap to this term loan.

In September 2022, the Company entered into one interest rate swap, with settlement payments commencing in May 2023, related to the $300.0 million unsecured term loan entered into in October 2022.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

In June 2025, the Company entered into a $50.0 million forward starting interest rate swap that effectively fixes $50.0 million of this term loan which will be effective at a future date. In December 2025, the Company entered into a $100.0 million forward starting interest rate swap that effectively fixes $100.0 million of this term loan which will be effective at a future date.

As of December 31, 2025 and 2024, the aggregate carrying value of the interest rate swap contracts was an asset of $2.0 million and $5.5 million, respectively, included in prepaid expenses and other assets in the consolidated balance sheets.

The Company has five total return swap contracts, with an aggregate notional amount of $258.8 million that effectively convert mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) plus a spread. The Company can currently settle all five total return swaps with $258.8 million of the outstanding debt at par. These derivatives do not qualify for hedge accounting and had a carrying and fair value of zero at both December 31, 2025 and 2024, respectively. The Company’s total return swaps are scheduled to mature between December 2027 and September 2035. Realized gains of $4.7 million, $3.1 million, and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, were reported in the consolidated statements of income as total return swap income.

(10) Lease Agreements - Company as Lessor

As of December 31, 2025, the Company is a lessor of apartment homes at all of its consolidated operating and lease-up communities, two commercial buildings, and commercial portions of mixed use communities. The apartment homes are rented under short-term leases (generally, lease terms of 9 to 12 months) while commercial lease terms typically range from 5 to 20 years. All such leases are classified as operating leases.

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

At the end of the term of apartment home leases, unless the lessee decides to renew the lease with the Company at the offered rate or gives notice not to renew, the lease will be automatically renewed for a successive, like term up to a maximum of 12 months. Apartment home leases include an option to terminate the lease, however the lessee must pay the Company for expected or actual downtime to find a new tenant to lease the space or a lease-break fee specified in the lease agreement. Most commercial leases include options to renew, with the renewal periods extending the term of the lease for no greater than the same period of time as the original lease term. The commercial lease renewal options are subject to associated increases in rental rates due to market based or fixed prices and certain other conditions. Certain commercial leases contain lease termination options that would require the lessee to pay termination fees based on the expected amount of time it would take the Company to re-lease the space.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

A maturity analysis of undiscounted future minimum non-cancelable base rent to be received under the above operating leases as of December 31, 2025 is summarized as follows ($ in thousands):

Future Minimum Rent
2026	$891,434
2027	19,955
2028	16,913
2029	14,034
2030	7,044
Thereafter	16,055
Total	$965,435

Practical Expedients

The Company accounts for operating lease (e.g., fixed payments including rent) and non-lease components (e.g., utility reimbursements and common-area maintenance costs) as a single combined lease component under ASC 842 “Leases” as the lease components are the predominant elements of the combined components.

(11) Lease Agreements - Company as Lessee

As of December 31, 2025, the Company is a lessee of corporate office space, ground leases and a parking lease associated with various consolidated properties and equipment. The Company has three office leases with lease expiration dates ranging from 2026 to 2030, and seven ground leases and the parking lease with lease expiration dates ranging from 2027 to 2083. The corporate office leases occasionally contain renewal options of approximately five years while certain ground leases contain renewal options that can extend the lease term from approximately 10 to 39 years.

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

As of December 31, 2025 and 2024, the Company had no material finance leases.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

Supplemental consolidated balance sheet information related to leases as of December 31, 2025 and 2024 was as follows ($ in thousands):

	December 31,
	2025	2024
Assets
Operating lease right-of-use assets	$50,833	$51,556
Total leased assets	$50,833	$51,556

Liabilities
Operating lease liabilities	$51,487	$52,473
Total lease liabilities	$51,487	$52,473

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$6,131	$6,480	$6,789
Variable lease cost	2,069	1,980	1,961
Short-term lease cost	90	183	186
Sublease income	(144)	(560)	(500)
Total lease cost	$8,146	$8,083	$8,436

A maturity analysis of lease liabilities as of December 31, 2025 is as follows ($ in thousands):

Operating Leases
2026	$6,280
2027	3,750
2028	2,765
2029	2,756
2030	2,733
Thereafter	103,678
Total lease payments	$121,962
Less: Imputed interest	(70,475)
Present value of lease liabilities	$51,487

Lease term and discount rate information for leases as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Weighted-average of remaining lease terms (years)
Operating Leases	40	41
Weighted-average of discount rates
Operating Leases	5.08%	5.04%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

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

For the years ended December 31, 2025 and 2024, the Company did not sell any shares of its common stock through the 2024 ATM Program nor the 2021 ATM Program.

During the year ended December 31, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM Program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which are to be settled by September 2026. The Company did not enter into any forward sale agreements during the year ended December 31, 2024.

As of December 31, 2025, a total of $900.0 million of shares remain available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

Operating Partnership Units and Long-Term Incentive Plan (“LTIP”) Units

As of December 31, 2025 and 2024, the Operating Partnership had outstanding 2,195,792 and 2,263,756 OP Units respectively. As of December 31, 2025 and 2024 the Operating Partnership had 54,547 and 67,495 vested LTIP units respectively. The Operating Partnership’s general partner, Essex, owned 96.6% and 96.5% of the partnership interests in the Operating Partnership as of December 31, 2025 and 2024, respectively, and Essex is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, Essex effectively controls the ability to issue common stock of Essex upon a limited partner’s notice of redemption. Essex has generally acquired OP Units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP Units owned by limited partners that permit Essex to settle in either cash or common stock at the option of Essex were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP Units meet the requirements to qualify for presentation as permanent equity.

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

The collective redemption value of OP Units and LTIP units owned by the limited partners, not including Essex, was $588.9 million and $665.4 million based on the closing price of Essex’s common stock as of December 31, 2025 and 2024, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

In September 2024, as part of the acquisition of its joint venture partner’s 50% common equity interest in Century Towers, the Company issued 81,737 OP Units at an agreed upon price of $305 per unit.

(13) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share was calculated as follows ($ in thousands, except per share amounts):

	Year Ended December 31,
	2025			2024			2023
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$669,666	64,379,418	$10.40	$741,522	64,228,356	$11.55	$405,825	64,252,232	$6.32
Effect of dilutive securities
Stock options	—	20,041		—	22,878		—	1,153
Diluted:
Net income available to common stockholders	$669,666	64,399,459	$10.40	$741,522	64,251,234	$11.54	$405,825	64,253,385	$6.32

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,270,190, 2,282,675 and 2,261,071, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2025, 2024 and 2023, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $23.6 million, $26.4 million and $14.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock options of 253,048, 265,378, and 508,276 for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for those years ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit was calculated as follows ($ in thousands, except per unit amounts):

	Year Ended December 31,
	2025			2024			2023
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$693,315	66,649,608	$10.40	$767,936	66,511,030	$11.55	$420,109	66,513,303	$6.32
Effect of dilutive securities
Stock options	—	20,041		—	22,878		—	1,153
Diluted:
Net income available to common unitholders	$693,315	66,669,649	$10.40	$767,936	66,533,908	$11.54	$420,109	66,514,456	$6.32

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

Stock options of 253,048, 265,378, and 508,276, for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for those years ended and, therefore, were anti-dilutive.

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

Costs for stock options and restricted stock awards under the fair value method totaled $10.2 million, $7.7 million, and $12.1 million for years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2023, costs included $3.5 million related to restricted stock awards for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold, respectively. Stock-based compensation expense from stock options and restricted stock awards issued to recipients who are direct and incremental to projects under development were capitalized and totaled $0.6 million, $0.5 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The intrinsic value of stock options exercised totaled $3.5 million, $4.5 million, and zero, for the years ended December 31, 2025, 2024 and 2023 respectively. The intrinsic value of stock options exercisable totaled $2.8 million and $9.5 million as of December 31, 2025 and 2024, respectively.

Restricted stock awards

The Company estimates the fair value of certain restricted stock awards on the grant date using a Monte Carlo simulation based upon total shareholder return metrics, the trailing 20-day average stock price, dividend yields and expected volatility rates. Stock-based compensation expense for restricted stock awards having performance-based conditions is recognized over the requisite service period when the conditions become probable of achievement. Service-based conditions include vesting periods of three years or less and are forfeited if required conditions are not met.

The following table summarizes information about the Company’s restricted stock awards:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Unvested at beginning of year	101,929	$211.27	101,701	$197.22	182,915	$222.90
Granted	57,550	260.90	52,300	212.02	2,315	220.40
Vested	(61,477)	218.50	(24,002)	187.32	(37,075)	247.07
Forfeited and canceled	(2,855)	235.94	(28,070)	182.25	(46,454)	259.71
Unvested at end of year	95,147	$235.88	101,929	$211.27	101,701	$197.22

The unrecognized compensation cost related to unvested restricted stock totaled $15.4 million as of December 31, 2025 and is expected to be recognized over a period of 1.7 years.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

Stock option awards

The Company estimates the fair value of stock option grants on the date of grant using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock options are granted with an exercise price not less than 100% of the estimated fair value of the shares on the date of grant and generally have a contractual life of 10 years. Awards subject to service-based conditions include vesting periods of three years or less and are forfeited if required conditions are not met.

There were no unrecognized compensation costs and all stock options were vested as of December 31, 2025. No stock options were granted during the years ended December 31, 2025 and 2024.

The average fair value of stock options granted for the year ended December 31, 2023 was $21.24. Stock options granted in 2023 include a $100 cap on the appreciation of the market price over the exercise price. Stock options have the following weighted average assumptions:

	2025	2024	2023
Stock price	$—	$—	$216.31
Risk-free interest rates	—	—	4.06%
Expected lives	—	—	6 years
Volatility	—	—	36.00%
Dividend yield	—	—	3.30%

The following table summarizes information about the Company’s stock options:

	Year Ended December 31,
	2025		2024		2023
	Options	Weighted- average exercise price	Options	Weighted- average exercise price	Options	Weighted- average exercise price
Outstanding at beginning of year	471,383	$280.11	530,812	$273.51	487,446	$279.46
Granted	—	—	—	—	49,908	216.31
Exercised	(41,408)	215.65	(56,304)	218.68	—	—
Forfeited and canceled	(10,286)	327.52	(3,125)	266.21	(6,542)	280.21
Outstanding at end of year	419,689	$285.31	471,383	$280.11	530,812	$273.51
Exercisable at year end	419,689	$285.31	453,240	$282.73	417,739	$282.30

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

The estimated fair value of the awards was determined on the grant date using Monte Carlo simulations under a risk-neutral premise and considered the Company’s stock price on the date of grant, unpaid dividends on unvested awards and a discount factor for ten years of illiquidity.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

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

The estimated fair value of the awards was determined on the grant date using Monte Carlo simulations under a risk-neutral premise and considered the Company’s stock price on the date of grant, unpaid dividends on unvested awards and a discount factor for ten years of illiquidity.

The following table summarizes information about the Company’s 2015 and 2014 LTIP awards:

	Total Vested and Outstanding Units	Weighted- average Grant-date Fair Value
Balance as of December 31, 2023	97,637	$86.16
Converted	(30,142)
Balance as of December 31, 2024	67,495	$85.80
Converted	(12,948)
Balance as of December 31, 2025	54,547	$85.60

There was no equity-based compensation costs and total unrecognized compensation costs for the 2015 and 2014 Plan awards for the years ended December 31, 2025, 2024 and 2023. The intrinsic value of vested awards totaled $14.3 million as of December 31, 2025.

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

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income (loss). Other real estate assets revenues, property operating expenses, including real estate taxes, and NOI included in the following schedule consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties and straight-line adjustments for concessions. Executive management does not evaluate such operating performance geographically. Other non-segment assets include items such as real estate under development, co-investments, real estate held for sale, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

The revenues and NOI for each of the reportable operating segments are summarized as follows for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025			2024			2023
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$763,124	$225,015	$538,109	$714,975	$208,380	$506,595	$654,422	$190,897	$463,525
Northern California	760,821	235,979	524,842	663,825	202,059	461,766	628,880	188,041	440,839
Seattle Metro	313,410	90,967	222,443	295,002	87,558	207,444	282,092	81,334	200,758
Other real estate assets	40,609	7,025	33,584	90,383	23,539	66,844	92,870	27,486	65,384
Total	$1,877,964	$558,986	$1,318,978	$1,764,185	$521,536	$1,242,649	$1,658,264	$487,758	$1,170,506

Total net operating income			$1,318,978			$1,242,649			$1,170,506
Management and other fees from affiliates			9,381			10,265			11,131
Corporate-level property management expenses			(49,052)			(46,208)			(43,593)
Depreciation and amortization			(607,542)			(580,220)			(548,438)
General and administrative			(71,948)			(98,902)			(63,474)
Expensed acquisition and investment related costs			(25)			(72)			(595)
Casualty loss			—			—			(433)
Gain on sale of real estate and land			299,524			175,583			59,238
Interest expense			(258,404)			(235,529)			(212,905)
Total return swap income			4,729			3,099			3,148
Interest and other income			20,004			80,951			46,259
Equity income from co-investments			35,464			48,206			10,561
Tax benefit (expense) on unconsolidated co-investments			2,096			929			(697)
Loss on early retirement of debt			(762)			—			—
Gain on remeasurement of co-investment			330			210,555			—
Net income			$702,773			$811,306			$430,708

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

Total assets for each of the reportable operating segments as of December 31, 2025 and 2024 are summarized as follows ($ in thousands):

	December 31,
	2025	2024
Assets:
Southern California	$4,194,554	$4,162,462
Northern California	6,136,977	5,414,689
Seattle Metro	1,412,405	1,460,865
Other real estate assets (1)	160,646	400,884
Net reportable operating segments - real estate assets	11,904,582	11,438,900
Real estate under development	157,122	52,682
Co-investments	630,550	935,014
Cash and cash equivalents, including restricted cash	85,586	75,846
Marketable securities	98,070	69,794
Notes and other receivables	141,591	206,706
Operating lease right-of-use assets	50,833	51,556
Prepaid expenses and other assets	90,675	96,861
Total assets	$13,159,009	$12,927,359

(1) Includes retail space, commercial properties, held for sale properties and disposition properties.

(16) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the IRC. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were $4.0 million, $3.8 million, and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company has entered into transactions that may require the Company to pay the tax liabilities of the partners or members in the Operating Partnership or in the DownREIT entities. These transactions are within the Company’s control. Although the Company intends to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the IRC, if the Company were to sell the contributed assets, the tax liabilities incurred may have a material impact on the Company’s financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023

There continue to be lawsuits against owners and managers of certain of the Company’s apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements in the past. The Company has been sued for mold related matters and has settled some, but not all, of such suits. Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance which includes coverage for some mold claims. The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on tenants of its properties. The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2025, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”). Through PWI, the Company is self-insured for earthquake related losses for certain properties. Additionally, PWI provides property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2025, PWI had cash and marketable securities of $106.7 million. These assets were consolidated in the Company’s financial statements. For all remaining consolidated properties and selected assets with the Company’s co-investments, the Company has obtained limited third party seismic insurance.

A number of purported class actions were filed against RealPage, Inc., a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. The Company is vigorously defending against these lawsuits. The Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from such matters. The Company is also subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. To the extent that such a matter arises or is identified in the future and the Company believes it will have a material impact on the consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

(18) Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
101 San Fernando	323	San Jose, CA	$37,681	$4,173	$58,961	$23,239	$4,173	$82,200	$86,373	$(47,536)	2001	Jul-10	3-30
Belmont Station	275	Los Angeles, CA	29,361	8,100	66,666	11,984	8,267	78,483	86,750	(48,159)	2009	Mar-09	3-30
Brio	300	Walnut Creek, CA	64,860	16,885	151,741	5,796	16,885	157,537	174,422	(38,823)	2015	Jun-19	3-30
Fountain Park	705	Playa Vista, CA	83,135	25,073	94,980	50,647	25,203	145,497	170,700	(109,028)	2002	Feb-04	3-30
Lawrence Station	336	Sunnyvale, CA	76,925	45,532	106,735	8,367	45,532	115,102	160,634	(51,465)	2012	Apr-14	5-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	52,465	8,190	24,736	20,412	8,191	45,147	53,338	(33,965)	1963	Sep-07	3-30
Marquis	166	San Jose, CA	45,601	20,495	47,823	3,731	20,495	51,554	72,049	(12,731)	2015	Dec-18	3-30
Paragon	301	Fremont, CA	59,232	32,230	77,320	7,552	32,230	84,872	117,102	(33,369)	2013	Jul-14	3-30
Sage at Cupertino	230	San Jose, CA	51,917	35,719	53,449	17,222	35,719	70,671	106,390	(26,859)	1971	Mar-17	3-30
The Barkley (3)	161	Anaheim, CA	14,958	—	8,520	10,294	2,353	16,461	18,814	(14,676)	1984	Apr-00	3-30
The Commons	264	Campbell, CA	57,765	12,555	29,307	14,675	12,556	43,981	56,537	(26,334)	1973	Jul-10	3-30
The Dylan	184	West Hollywood, CA	56,286	19,984	82,286	7,322	19,990	89,602	109,592	(33,847)	2015	Mar-15	3-30
The Galloway	506	Pleasanton, CA	102,939	32,966	184,499	10,840	32,966	195,339	228,305	(42,736)	2016	Jan-20	3-30
The Huxley	187	West Hollywood, CA	51,222	19,362	75,641	8,466	19,371	84,098	103,469	(31,925)	2014	Mar-15	3-30
	4,126		$784,347	$281,264	$1,062,664	$200,547	$283,931	$1,260,544	$1,544,475	$(551,453)

Unencumbered Communities
1250 Lakeside	250	Sunnyvale, CA	$—	$15,104	$128,290	$8	$15,104	$128,298	$143,402	$(555)	2021	Nov-25	3-30
Agora	49	Walnut Creek, CA	—	4,932	60,423	3,391	4,934	63,812	68,746	(13,274)	2016	Jan-20	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	28,316	32,136	156,859	188,995	(71,301)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	4,543	5,869	28,520	34,389	(16,423)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	7,043	11,923	54,733	66,656	(22,720)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	18,911	4,982	38,624	43,606	(27,056)	1971	Dec-02	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	1,365	4,726	15,595	20,321	(7,121)	2009	Jan-13	3-30
Apex	367	Milpitas, CA	—	44,240	103,251	14,518	44,240	117,769	162,009	(47,685)	2014	Aug-14	3-30
Aqua Marina Del Rey	500	Marina Del Rey, CA	—	58,442	175,326	30,058	58,442	205,384	263,826	(91,041)	2001	Apr-14	5-30
ARLO Mountain View	164	Mountain View, CA	—	19,918	80,377	778	19,918	81,155	101,073	(4,709)	2018	May-24	3-30
Artizan	241	Oakland, CA	—	12,560	81,356	—	12,560	81,356	93,916	(2,746)	2022	Jan-25	3-30
Ascent	90	Kirkland, WA	—	3,924	11,862	4,240	3,924	16,102	20,026	(8,304)	1988	Oct-12	3-30
Ashton Sherman Village	264	Los Angeles, CA	—	23,550	93,811	5,933	23,550	99,744	123,294	(31,630)	2014	Dec-16	3-30
Avant	443	Los Angeles, CA	—	32,379	137,940	14,138	32,379	152,078	184,457	(54,402)	2014	Jun-15	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Avenue 64	224	Emeryville, CA	—	27,235	64,403	19,769	27,235	84,172	111,407	(34,930)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, WA	—	—	49,813	3,874	—	53,687	53,687	(23,265)	2013	Apr-14	5-30
Avondale at Warner Center	446	Woodland Hills, CA	—	10,536	24,522	36,827	10,601	61,284	71,885	(49,756)	1970	Jan-99	3-30
Beaumont	344	Woodinville, WA	—	22,101	113,737	1,200	22,101	114,937	137,038	(4,221)	2009	Nov-24	3-30
Bel Air	462	San Ramon, CA	—	12,105	18,252	54,136	12,682	71,811	84,493	(60,381)	1988	Jan-95	3-30
Belcarra	296	Bellevue, WA	—	21,725	92,091	9,120	21,725	101,211	122,936	(42,200)	2009	Apr-14	5-30
Bella Villagio	231	San Jose, CA	—	17,247	40,343	12,577	17,247	52,920	70,167	(27,614)	2004	Sep-10	3-30
BellCentre	249	Bellevue, WA	—	16,197	67,207	8,749	16,197	75,956	92,153	(33,591)	2001	Apr-14	5-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	2,272	5,401	24,075	29,476	(12,649)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	9,433	4,473	19,696	24,169	(14,459)	1974	Oct-06	3-30
Bennett Lofts	178	San Francisco, CA	—	21,771	50,800	36,359	28,371	80,559	108,930	(40,548)	2004	Dec-12	3-30
Bernardo Crest	218	San Diego, CA	—	10,802	43,209	11,183	10,802	54,392	65,194	(24,327)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	9,062	2,503	18,968	21,471	(14,016)	1983	Dec-02	3-30
Bothell Ridge	214	Bothell, WA	—	7,440	48,321	3,176	7,440	51,497	58,937	(3,323)	1988	Mar-24	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	18,054	3,580	26,176	29,756	(23,476)	1978	Jan-96	3-30
Brookside Oaks	170	Sunnyvale, CA	—	7,301	16,310	30,763	10,328	44,046	54,374	(34,764)	1973	Jun-00	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	8,218	1,531	14,117	15,648	(12,002)	1986	Oct-97	3-30
Bridgeport	184	Newark, CA	—	11,825	52,268	507	11,825	52,775	64,600	(2,257)	1987	Oct-24	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	12,886	2,656	23,653	26,309	(19,098)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	13,548	5,293	25,386	30,679	(22,492)	1989	Jan-95	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	14,334	11,075	39,466	50,541	(34,938)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	9,555	18,185	82,294	100,479	(35,042)	1998	Apr-14	5-30
Camino Ruiz Square	160	Camarillo, CA	—	6,871	26,119	4,427	6,931	30,486	37,417	(19,561)	1990	Dec-06	3-30
Canvas	123	Seattle, WA	—	10,489	36,924	1,913	10,489	38,837	49,326	(5,773)	2014	Dec-21	3-30
Canyon Oaks	250	San Ramon, CA	—	19,088	44,473	15,441	19,088	59,914	79,002	(35,642)	2005	May-07	3-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	13,218	4,693	31,505	36,198	(23,951)	1990	Oct-03	3-30
Capri at Sunny Hills	102	Fullerton, CA	—	3,337	13,320	13,897	4,048	26,506	30,554	(20,441)	1961	Sep-01	3-30
Carmel Creek	348	San Diego, CA	—	26,842	107,368	16,563	26,842	123,931	150,773	(52,929)	2000	Apr-14	5-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	21,464	16,725	88,365	105,090	(40,328)	1989	Apr-14	5-30
Carmel Summit	248	San Diego, CA	—	14,968	59,871	12,291	14,968	72,162	87,130	(31,030)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	9,075	4,833	24,419	29,252	(22,039)	1998	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	5,639	6,714	32,495	39,209	(14,064)	1987	Apr-14	5-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	12,412	5,652	28,745	34,397	(20,784)	1984	Jan-05	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
CentrePointe	224	San Diego, CA	—	3,405	7,743	26,010	3,442	33,716	37,158	(28,633)	1974	Jun-97	3-30
Century Towers	376	San Jose, CA	—	14,865	157,787	1,618	14,865	159,405	174,270	(7,235)	2017	Sep-24	3-30
Chestnut Street	96	Santa Cruz, CA	—	6,582	15,689	4,485	6,582	20,174	26,756	(11,677)	2002	Jul-08	3-30
City View	572	Hayward, CA	—	9,883	37,670	46,307	10,350	83,510	93,860	(71,224)	1975	Mar-98	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	1,526	7,276	23,752	31,028	(9,510)	2013	May-14	3-30
Connolly Station	309	Dublin, CA	—	19,949	123,428	6,284	19,949	129,712	149,661	(29,007)	2014	Jan-20	3-30
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	7,255	5,801	24,670	30,471	(13,648)	1978	Nov-10	3-30
Cortesia	308	Rancho Santa Margarita, CA	—	13,912	55,649	8,526	13,912	64,175	78,087	(27,089)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	9,832	4,187	26,402	30,589	(19,405)	1976	Dec-02	3-30
Courtyard off Main	110	Bellevue, WA	—	7,465	21,405	9,518	7,465	30,923	38,388	(16,857)	2000	Oct-10	3-30
Crow Canyon	400	San Ramon, CA	—	37,579	87,685	21,737	37,579	109,422	147,001	(51,114)	1992	Apr-14	5-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	7,450	21,478	57,566	79,044	(25,183)	1996	Apr-14	5-30
Domaine	92	Seattle, WA	—	9,059	27,177	2,241	9,059	29,418	38,477	(13,730)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	—	4,758	14,285	9,530	4,757	23,816	28,573	(15,410)	1986	Jun-10	3-30
Ellington	220	Bellevue, WA	—	15,066	45,249	8,505	15,066	53,754	68,820	(22,695)	1994	Jul-14	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	4,692	8,458	38,524	46,982	(16,726)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	9,895	3,449	17,696	21,145	(15,747)	1987	Nov-94	3-30
Emerson Valley Village	144	Los Angeles, CA	—	13,378	53,240	3,597	13,378	56,837	70,215	(18,418)	2012	Dec-16	3-30
Emme	190	Emeryville, CA	—	15,039	80,532	2,645	15,039	83,177	98,216	(17,866)	2015	Jan-20	3-30
Enso	183	San Jose, CA	—	21,397	71,135	6,522	21,397	77,657	99,054	(27,012)	2014	Dec-15	3-30
Epic	769	San Jose, CA	—	89,111	307,769	8,982	89,111	316,751	405,862	(66,730)	2013	Jan-20	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	20,864	18,429	60,691	79,120	(45,294)	2002	Apr-04	3-30
Esplanade San Diego	614	San Diego, CA	—	56,327	167,072	4,852	56,327	171,924	228,251	(10,755)	1986	Mar-24	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	10,976	3,649	24,288	27,937	(21,022)	1990	Jun-97	3-30
Fairhaven	164	Santa Ana, CA	—	2,626	10,485	13,885	2,957	24,039	26,996	(18,760)	1970	Nov-01	3-30
Fairway at Big Canyon (5)	74	Newport Beach, CA	—	—	7,850	10,207	—	18,057	18,057	(16,954)	1972	Jun-99	3-28
Fairwood Pond	194	Renton, WA	—	5,296	15,564	8,334	5,297	23,897	29,194	(16,692)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	46,499	2,440	56,315	58,755	(52,928)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	17,675	5,964	31,578	37,542	(26,673)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	6,412	3,731	20,942	24,673	(15,232)	1998	Oct-03	3-30
Form 15	242	San Diego, CA	—	24,510	72,221	16,535	25,540	87,726	113,266	(31,683)	2014	Mar-16	3-30
Foster’s Landing	490	Foster City, CA	—	61,714	144,000	22,272	61,714	166,272	227,986	(73,329)	1987	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Fountain Court	320	Seattle, WA	—	6,702	27,306	17,933	6,985	44,956	51,941	(38,560)	2000	Mar-00	3-30
Fountains at River Oaks	226	San Jose, CA	—	26,046	60,773	10,138	26,046	70,911	96,957	(31,886)	1990	Apr-14	3-30
Fox Plaza	445	San Francisco, CA	—	39,731	92,706	45,825	39,731	138,531	178,262	(77,012)	1968	Feb-13	3-30
Hacienda at Camarillo Oaks	73	Camarillo, CA	—	5,497	17,572	3,779	5,497	21,351	26,848	(2,597)	1984	Apr-23	3-30
The Henley I/The Henley II	215	Glendale, CA	—	6,695	16,753	32,997	6,733	49,712	56,445	(43,942)	1970	Jun-99	3-30
Highlands at Wynhaven	333	Issaquah, WA	—	16,271	48,932	19,790	16,271	68,722	84,993	(44,552)	2000	Aug-08	3-30
Hillcrest Park	608	Newbury Park, CA	—	15,318	40,601	35,169	15,755	75,333	91,088	(60,913)	1973	Mar-98	3-30
Hillsborough Park	235	La Habra, CA	—	13,381	85,332	817	13,381	86,149	99,530	(3,638)	1999	Oct-24	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	4,583	4,208	21,330	25,538	(13,483)	1965	Mar-07	3-30
Huntington Breakers	344	Huntington Beach, CA	—	9,306	22,720	27,729	9,315	50,440	59,755	(45,360)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	—	3,467	7,881	11,762	3,474	19,636	23,110	(17,340)	1985	Oct-94	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	17,905	17,774	59,378	77,152	(24,214)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	18,003	38,155	107,031	145,186	(47,766)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	10,583	1,595	16,977	18,572	(14,844)	1981	Dec-96	3-30
Le Parc	140	Santa Clara, CA	—	3,090	7,421	16,943	3,092	24,362	27,454	(21,573)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	13,786	4,760	32,331	37,091	(25,240)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	36,402	—	64,569	64,569	(46,402)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	23,732	5,324	40,159	45,483	(35,246)	1974	Jun-94	3-30
Mariner’s Place	106	Oxnard, CA	—	1,555	6,103	4,465	1,562	10,561	12,123	(8,371)	1987	May-00	3-30
Maxwell Sunnyvale	75	San Jose, CA	—	9,710	37,292	454	9,710	37,746	47,456	(2,295)	2022	Apr-24	3-30
MB 360	360	San Francisco, CA	—	42,001	212,648	24,659	42,001	237,307	279,308	(89,142)	2014	Apr-14	3-30
Meadowood	320	Simi Valley, CA	—	19,080	98,881	1,750	19,080	100,631	119,711	(4,324)	1986	Oct-24	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	3,927	1,894	11,419	13,313	(8,819)	1963	Dec-02	3-30
Mill Creek at Windermere	400	San Ramon, CA	—	29,551	69,032	16,181	29,551	85,213	114,764	(52,568)	2005	Sep-07	3-30
Mio	103	San Jose, CA	—	11,012	39,982	3,154	11,012	43,136	54,148	(15,036)	2015	Jan-16	3-30
Mirabella	188	Marina Del Rey, CA	—	6,180	26,673	22,137	6,270	48,720	54,990	(37,519)	2000	May-00	3-30
Mira Monte	356	Mira Mesa, CA	—	7,165	28,459	19,200	7,186	47,638	54,824	(36,551)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	22,833	7,886	45,813	53,699	(37,872)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	18,363	10,167	57,073	67,240	(40,293)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	16,126	46,499	124,624	171,123	(54,923)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	14,268	31,429	87,602	119,031	(39,802)	1989	Apr-14	5-30
Montanosa	472	San Diego, CA	—	26,697	106,787	18,437	26,697	125,224	151,921	(53,799)	1990	Apr-14	5-30
Montclaire	390	Sunnyvale, CA	—	4,842	19,776	36,272	4,997	55,893	60,890	(49,685)	1973	Dec-88	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Montebello	248	Kirkland, WA	—	13,857	41,575	19,686	13,858	61,260	75,118	(29,398)	1996	Jul-12	3-30
Montejo	124	Garden Grove, CA	—	1,925	7,685	7,525	2,194	14,941	17,135	(10,887)	1974	Nov-01	3-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	10,382	2,424	15,886	18,310	(12,639)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA	—	7,822	33,436	8,053	7,823	41,488	49,311	(23,052)	2011	Feb-11	3-30
Mylo	476	Santa Clara, CA	—	6,472	206,098	1,663	6,472	207,761	214,233	(55,159)	2021	Jun-21	3-30
One Hundred Grand	166	Foster City, CA	—	20,150	84,535	809	20,150	85,344	105,494	(2,373)	2016	Feb-25	3-30
1000 Kiely	121	Santa Clara, CA	—	9,359	21,845	12,262	9,359	34,107	43,466	(20,493)	1971	Mar-11	3-30
Palm Valley	1,100	San Jose, CA	—	133,802	312,205	44,690	133,802	356,895	490,697	(121,062)	2008	Jan-17	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	6,065	4,710	24,904	29,614	(12,755)	2002	Jun-12	3-30
Park Highland	250	Bellevue, WA	—	9,391	38,224	17,232	9,391	55,456	64,847	(30,163)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	—	7,284	21,937	16,526	7,284	38,463	45,747	(28,447)	1999	Feb-99	3-30
Park Viridian	326	Anaheim, CA	—	15,894	63,574	11,194	15,894	74,768	90,662	(31,790)	2008	Apr-14	5-30
Park West	126	San Francisco, CA	—	9,424	21,988	15,349	9,424	37,337	46,761	(23,388)	1958	Sep-12	3-30
Parkside Court	210	Santa Ana, CA	—	11,276	47,272	2,064	11,276	49,336	60,612	(3,249)	1986	Mar-24	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	6,340	10,680	49,062	59,742	(21,340)	1989	Apr-14	5-30
Patina at Midtown	269	San Jose, CA	—	13,472	102,940	1,672	13,472	104,612	118,084	(5,338)	2021	Jul-24	3-30
Patent 523	295	Seattle, WA	—	14,558	69,417	10,017	14,558	79,434	93,992	(44,131)	2010	Mar-10	3-30
Pathways at Bixby Village	296	Long Beach, CA	—	4,083	16,757	25,367	6,239	39,968	46,207	(37,123)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	—	19,848	59,606	23,707	19,848	83,313	103,161	(40,540)	1969	May-14	3-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	1,353	—	3,064	3,064	(2,447)	1973	Dec-04	3-24
Pinnacle at Fullerton	192	Fullerton, CA	—	11,019	45,932	8,438	11,019	54,370	65,389	(24,148)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	—	7,760	31,041	7,127	7,760	38,168	45,928	(17,485)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	—	15,810	66,401	14,089	15,810	80,490	96,300	(34,315)	2002	Apr-14	5-30
Pinnacle at Otay Ranch I & II	364	Chula Vista, CA	—	17,023	68,093	11,055	17,023	79,148	96,171	(34,138)	2001	Apr-14	5-30
Pinnacle at Talega	362	San Clemente, CA	—	19,292	77,168	14,312	19,292	91,480	110,772	(38,001)	2002	Apr-14	5-30
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	11,380	14,647	69,966	84,613	(31,246)	2000	Apr-14	5-30
Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	15,816	4,505	33,421	37,926	(26,248)	1963	Aug-98	3-30
Pure Redmond	105	Redmond, WA	—	7,461	31,363	3,071	7,461	34,434	41,895	(8,064)	2016	Dec-19	3-30
Radius	264	Redwood City, CA	—	11,702	152,336	6,188	11,702	158,524	170,226	(66,016)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	10,366	6,873	26,403	33,276	(16,440)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	6,485	3,184	19,222	22,406	(11,618)	1989	Dec-09	3-30
Regency Palm Court	116	Los Angeles, CA	—	7,763	28,019	2,273	7,763	30,292	38,055	(4,013)	1987	Jul-22	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	17,727	27,870	129,209	157,079	(53,979)	2007	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Reveal	438	Woodland Hills, CA	—	25,073	121,314	9,794	25,073	131,108	156,181	(52,605)	2010	Apr-15	3-30
Revere Campbell	168	Campbell, CA	—	22,535	93,977	941	22,535	94,918	117,453	(2,064)	2015	May-25	3-30
ROEN Menlo Park	146	Menlo Park, CA	—	19,319	59,233	468	19,319	59,701	79,020	(1,682)	2017	Feb-25	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	6,065	3,801	17,464	21,265	(13,242)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	10,147	3,331	17,641	20,972	(15,826)	1986	Nov-94	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	43,841	22,866	72,742	95,608	(52,605)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	20,704	9,582	61,020	70,602	(34,687)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	9,718	2,820	20,880	23,700	(14,937)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	16,012	19,292	93,180	112,472	(40,204)	1986	Apr-14	5-30
Skye at Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	109,048	11,639	136,778	148,417	(122,182)	1968	Mar-98	3-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	2,425	7,379	24,563	31,942	(10,825)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	11,027	34,444	158,289	192,733	(68,715)	2014	Apr-14	5-30
Station Park Green	599	San Mateo, CA	—	54,782	314,694	107,881	67,204	410,153	477,357	(118,706)	2018	Mar-18	3-30
Stevenson Place	200	Fremont, CA	—	996	5,582	16,993	1,001	22,570	23,571	(20,321)	1975	Apr-00	3-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	14,500	3,201	27,069	30,270	(22,633)	1986	Oct-97	3-30
Summerhill Park	100	Sunnyvale, CA	—	2,654	4,918	12,254	2,656	17,170	19,826	(16,473)	1988	Sep-88	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	13,684	5,977	37,336	43,313	(27,927)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	6,851	13,915	64,551	78,466	(27,990)	2008	Apr-14	5-30
TENTEN Downtown	376	Los Angeles, CA	—	22,671	144,203	—	22,671	144,203	166,874	(629)	2021	Nov-25	3-30
The Audrey at Belltown	137	Seattle, WA	—	9,228	36,911	3,757	9,228	40,668	49,896	(17,421)	1992	Apr-14	5-30
The Avery	122	Los Angeles, CA	—	6,964	29,922	3,055	6,964	32,977	39,941	(13,287)	2014	Mar-14	3-30
The Bernard	63	Seattle, WA	—	3,699	11,345	1,306	3,689	12,661	16,350	(6,459)	2008	Sep-11	3-30
The Blake LA	196	Los Angeles, CA	—	4,023	9,527	26,560	4,031	36,079	40,110	(31,310)	1979	Jun-97	3-30
The Cairns	99	Seattle, WA	—	6,937	20,679	4,172	6,939	24,849	31,788	(15,798)	2006	Jun-07	3-30
The Carlyle	132	San Jose, CA	—	6,344	48,086	1,216	6,344	49,302	55,646	(2,115)	2000	Oct-24	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	—	2,498	10,595	21,773	2,824	32,042	34,866	(28,687)	1981	Jan-97	3-30
The Hallie	292	Pasadena, CA	—	2,202	4,794	59,333	8,385	57,944	66,329	(52,643)	1972	Apr-97	3-30
The Havens	440	Fountain Valley, CA	—	26,138	137,933	2,374	26,138	140,307	166,445	(8,782)	1969	Mar-24	3-30
The Huntington	276	Huntington Beach, CA	—	10,374	41,495	11,291	10,374	52,786	63,160	(26,703)	1975	Jun-12	3-30
The Landing at Jack London Square	282	Oakland, CA	—	33,554	78,292	11,952	33,554	90,244	123,798	(40,461)	2001	Apr-14	5-30
The Lofts at Pinehurst	118	Ventura, CA	—	1,570	3,912	7,172	1,618	11,036	12,654	(9,008)	1971	Jun-97	3-30
The Palisades	192	Bellevue, WA	—	1,560	6,242	17,956	1,565	24,193	25,758	(21,385)	1977	May-90	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
($ in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
The Palms at Laguna Niguel	460	Laguna Niguel, CA	—	23,584	94,334	19,723	23,584	114,057	137,641	(51,662)	1988	Apr-14	5-30
The Parc at Pruneyard	252	Campbell, CA	—	31,068	91,156	570	31,068	91,726	122,794	(2,045)	1968	May-25	3-30
The Plaza	307	Foster City, CA	—	34,341	126,428	846	34,341	127,274	161,615	(3,908)	2013	Jan-25	3-30
The Stuart	188	Pasadena, CA	—	13,574	54,298	6,488	13,574	60,786	74,360	(26,076)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	12,417	21,930	100,137	122,067	(43,636)	1985	Apr-14	5-30
The Village at Toluca Lake	146	Burbank, CA	—	14,634	48,297	3,002	14,634	51,299	65,933	(8,728)	1974	Jun-21	3-30
Tierra Vista	404	Oxnard, CA	—	13,652	53,336	14,508	13,661	67,835	81,496	(48,040)	2001	Jan-01	3-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	4,046	6,949	31,842	38,791	(13,810)	1987	Apr-14	5-30
Township	132	Redwood City, CA	—	19,812	70,619	3,080	19,812	73,699	93,511	(16,851)	2014	Sep-19	3-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	7,997	3,890	16,385	20,275	(13,058)	1985	Oct-97	3-30
Valley Park	160	Fountain Valley, CA	—	3,361	13,420	10,140	3,761	23,160	26,921	(17,173)	1969	Nov-01	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	9,543	22,016	91,797	113,813	(47,333)	2011	Jul-11	3-30
Villa Angelina	256	Placentia, CA	—	4,498	17,962	11,835	4,962	29,333	34,295	(22,697)	1970	Nov-01	3-30
Villa Granada	270	Santa Clara, CA	—	38,299	89,365	6,220	38,299	95,585	133,884	(39,711)	2010	Apr-14	5-30
Villa Siena	274	Costa Mesa, CA	—	13,842	55,367	20,855	13,842	76,222	90,064	(34,434)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	9,356	6,488	46,124	52,612	(20,184)	1971	Apr-14	5-30
ViO	234	San Jose, CA	—	13,577	87,059	225	13,577	87,284	100,861	(645)	2016	Sep-25	3-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	12,111	5,573	24,012	29,585	(17,827)	1963	Aug-04	3-30
Vox	58	Seattle, WA	—	5,545	16,635	1,326	5,545	17,961	23,506	(7,359)	2013	Oct-13	3-30
Wallace on Sunset	200	Los Angeles, CA	—	24,005	80,466	7,131	24,005	87,597	111,602	(29,720)	2021	Dec-21	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	8,641	4,887	27,780	32,667	(20,452)	1964	Oct-03	3-30
Wandering Creek	156	Kent, WA	—	1,285	4,980	8,096	1,296	13,065	14,361	(11,054)	1986	Nov-95	3-30
Waterford Place	238	San Jose, CA	—	11,808	24,500	21,004	15,165	42,147	57,312	(34,779)	2000	Jun-00	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	15,087	2,258	22,094	24,352	(20,138)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	24,146	43,194	125,176	168,370	(63,519)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	12,243	30,535	103,847	134,382	(44,045)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	25,890	56,932	237,888	294,820	(102,009)	2014	Apr-14	5-30
Wilshire Promenade	149	Fullerton, CA	—	3,118	7,385	18,073	3,797	24,779	28,576	(19,680)	1992	Jan-97	3-30
Windsor Court	95	Los Angeles, CA	—	6,383	23,420	1,602	6,383	25,022	31,405	(3,255)	1987	Jul-22	3-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	19,201	4,021	29,512	33,533	(28,010)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	29,289	2,044	38,012	40,056	(30,366)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	8,308	5,341	29,334	34,675	(20,892)	1987	Dec-04	3-30
	51,468		$—	$2,980,852	$10,981,195	$2,848,506	$3,031,096	$13,779,457	$16,810,553	$(5,957,556)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
($ in thousands)

				Costs
		Initial cost		capitalized	Gross amount carried at close of period
			Buildings and	subsequent	Land and	Buildings and		Accumulated
Property	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation
Other real estate assets	—	46,781	16,585	18,191	48,142	33,415	81,557	(22,994)
	$—	$46,781	$16,585	$18,191	$48,142	$33,415	$81,557	$(22,994)

Total	$784,347	$3,308,897	$12,060,444	$3,067,244	$3,363,169	$15,073,416	$18,436,585	$(6,532,003)
(1) The aggregate cost for federal income tax purposes is approximately $14.6 billion (unaudited).
(2) A portion of land is leased pursuant to a ground lease expiring 2070.
(3) The land is leased pursuant to a ground lease expiring 2083.
(4) The land is leased pursuant to a ground lease expiring 2070.
(5) The land is leased pursuant to a ground lease expiring 2027.
(6) The land is leased pursuant to a ground lease expiring 2067.
(7) A portion of land is leased pursuant to a ground lease expiring in 2028.
(8) The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	Year Ended December 31,				Year Ended December 31,
	2025	2024	2023		2025	2024	2023
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$17,589,518	$16,135,223	$15,966,227	Balance at beginning of year	$6,150,618	$5,664,931	$5,152,133
Acquisition, development, and improvement of real estate	1,279,457	1,614,570	235,423	Depreciation expense	595,867	571,813	545,702
Disposition of real estate and other	(432,390)	(160,275)	(66,427)	Accumulated depreciation - Disposals and other	(214,482)	(86,126)	(32,904)
Balance at the end of year	$18,436,585	$17,589,518	$16,135,223	Balance at the end of year	$6,532,003	$6,150,618	$5,664,931

EXHIBIT INDEX
Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.

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

4.4
Indenture, dated April 10, 2017, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 3.625% Senior Notes due 2027 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 10, 2017, and incorporated herein by reference.

4.5
Indenture, dated March 8, 2018, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of the 4.500% Senior Notes due 2048 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 8, 2018, and incorporated herein by reference.

4.6
Indenture, dated February 11, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 4.000% Senior Notes due 2029 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 11, 2019, and incorporated herein by reference.

4.7
Indenture, dated August 7, 2019, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.000% Senior Notes due 2030 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2019, and incorporated herein by reference.

4.8
Indenture, dated February 11, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 2.650% Senior Notes due 2032 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference.

4.9
Indenture, dated August 24, 2020, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.650% Senior Notes due 2031, the form of 2.650% Senior Notes due 2050 and the guarantees thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 24, 2020, and incorporated herein by reference.

4.10
Indenture, dated March 1, 2021, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 1.700% Senior Notes due 2028 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 1, 2021, and incorporated herein by reference.

4.11
Indenture, dated June 1, 2021, among Essex Portfolio, L.P., Essex portfolio Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 2.550% Senior Notes due 2031 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 1, 2021, and incorporated herein by reference.

4.12
Indenture, dated March 14, 2024, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.500% Senior Notes due 2034 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2024, and incorporated herein by reference.

4.13
First Supplemental Indenture, dated March 14, 2024, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.500% Senior Notes due 2034 and the guarantee thereof, attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2024, and incorporated herein by reference.

4.14
Second Supplemental Indenture, dated February 18, 2025, by and among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.375% Senior Notes due 2035 and the guarantee thereof, attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 18, 2025, and incorporated herein by reference.

4.15
Third Supplemental Indenture, dated December 12, 2025, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank Trust Company, National Association, as trustee, including the form of 4.875% Senior Notes due 2036 and the guarantee thereof, attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 12, 2025, and incorporated herein by reference.

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

10.3
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed February 18, 2025, and incorporated herein by reference.#

10.4
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2012, and incorporated herein by reference.

10.5
Amended and Restated Essex Property Trust Inc. Executive Severance Plan attached as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed February 23, 2024, and incorporated herein by reference.#

10.6
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.#

10.7
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.#

10.8
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 4, 2013, and incorporated herein by reference.#

10.9
Amended and Restated Non-Employee Director Equity Award Program, dated May 17, 2016, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 23, 2016, and incorporated herein by reference.#

10.10
Fourth Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 20, 2018, attached as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed February 21, 2019, and incorporated herein by reference.

10.11
Forms of Essex Property Trust, Inc., Essex Portfolio L.P., Long-Term Incentive Plan Award Agreements, attached as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.#

10.12
Essex Property Trust, Inc. 2018 Stock Award and Incentive Compensation Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 15, 2018, filed March 23, 2018, and incorporated herein by reference.#

10.13	Form of Non-Employee Director Restricted Stock Award Agreement, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.#

10.14	Form of Non-Employee Director Stock Option Award Agreement, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2018, and incorporated herein by reference.#

10.15
Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan for awards granted prior to fiscal year 2024, attached as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed February 25, 2022, and incorporated herein by reference.#

10.16
Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan for awards granted commencing fiscal year 2024, attached as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed February 23, 2024, and incorporated herein by reference.#

10.17	Deferred Compensation Plan for Non-Employee Directors, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020, and incorporated herein by reference.#

10.18
Sixth Amended and Restated Revolving Credit Agreement, dated July 7, 2025, among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed July 30, 2025, and incorporated herein by reference.

10.19
Term Loan Agreement, dated as of May 20, 2025, among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed July 30, 2025, and incorporated herein by reference.

10.20*	Amended and Restated Term Loan Agreement, dated October 10, 2025, among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto.†

19.1	Essex Property Trust, Inc. Insider Trading Policy, attached as Exhibit 19.1 to the Company's Annual Report on Form 10-K, filed February 21, 2025, and incorporated herein by reference.

21.1*	List of Subsidiaries of Essex Property Trust, Inc. and Essex Portfolio, L.P.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page)

31.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

# Management contract or compensatory plan or arrangement.

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

Date: February 20, 2026
By: /s/ BARBARA PAK
Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: February 20, 2026
By: /s/ BRENNAN MCGREEVY
Brennan McGreevy
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By: Essex Property Trust, Inc., its general partner
(Registrant)

Date: February 20, 2026
By: /s/ BARBARA PAK
Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: February 20, 2026
By: /s/ BRENNAN MCGREEVY
Brennan McGreevy
Group Vice President and Chief Accounting Officer

S-1

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Angela L. Kleiman and Barbara Pak, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 20, 2026

/s/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 20, 2026

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Lead Director	February 20, 2026

/s/ JOHN V. ARABIA John V. Arabia	Director	February 20, 2026

/s/ ANNE B. GUST Anne B. Gust	Director	February 20, 2026

/s/ MARIA R. HAWTHORNE Maria R. Hawthorne	Director	February 20, 2026

/s/ AMAL M. JOHNSON Amal M. Johnson	Director	February 20, 2026

/s/ MARY KASARIS Mary Kasaris	Director	February 20, 2026

/s/ ANGELA L. KLEIMAN Angela L. Kleiman	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 20, 2026

S-2