Form 10-Q
period 2026-03-31
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2026-04-29
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,262,866 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of April 22, 2026.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2026 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a California limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As of March 31, 2026, Essex owned approximately 96.7% of the ownership interest in the Operating Partnership with the remaining 3.3% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership’s day-to-day management.

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

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders’ equity, partners’ capital and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership’s condensed consolidated financial statements includes the interest of unaffiliated partners in various consolidated partnerships and co-investment partners. The noncontrolling interest in Essex’s condensed consolidated financial statements includes (i) the same noncontrolling interest as presented in the Operating Partnership’s condensed consolidated financial statements and (ii) OP Unitholders. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at Essex and Operating Partnership levels.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,363,169	$3,363,169
Buildings and improvements	15,121,705	15,073,416
	18,484,874	18,436,585
Less: accumulated depreciation	(6,684,573)	(6,532,003)
	11,800,301	11,904,582
Real estate under development	159,515	157,122
Co-investments	649,313	630,550
	12,609,129	12,692,254
Cash and cash equivalents-unrestricted	38,005	76,241
Cash and cash equivalents-restricted	9,405	9,345
Marketable securities	96,521	98,070
Notes and other receivables, net of allowance for credit losses of $0.6 million as of March 31, 2026 and December 31, 2025, respectively	201,982	141,591
Operating lease right-of-use assets	49,957	50,833
Prepaid expenses and other assets	90,488	90,675
Total assets	$13,095,487	$13,159,009
LIABILITIES AND EQUITY
Unsecured debt, net	$6,017,550	$6,015,921
Mortgage notes payable, net	784,286	784,348
Lines of credit and commercial paper	4,660	—
Accounts payable and accrued liabilities	254,843	221,351
Construction payable	31,205	24,743
Dividends payable	174,601	173,698
Distributions in excess of investments in co-investments	99,316	98,837
Operating lease liabilities	50,531	51,487
Other liabilities	51,351	51,729
Total liabilities	7,468,343	7,422,114
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	25,788	28,263
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,309,677 and 64,442,290 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,638,007	6,683,514
Distributions in excess of accumulated earnings	(1,208,590)	(1,148,195)
Accumulated other comprehensive income, net	6,164	6,047
Total stockholders’ equity	5,435,587	5,541,372
Noncontrolling interest	165,769	167,260
Total equity	5,601,356	5,708,632
Total liabilities and equity	$13,095,487	$13,159,009

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental and other property	$482,443	$462,089
Management and other fees from affiliates	2,313	2,494
	484,756	464,583
Expenses:
Property operating, excluding real estate taxes	89,131	86,027
Real estate taxes	52,125	52,594
Corporate-level property management expenses	13,398	12,332
Depreciation and amortization	154,895	151,287
General and administrative	20,014	16,292
	329,563	318,532
Gain on sale of real estate and land	—	111,030
Earnings from operations	155,193	257,081
Interest expense	(65,564)	(62,732)
Total return swap income	1,542	1,200
Interest and other income	1,036	4,289
Equity income from co-investments	23,615	13,209
Tax (expense) benefit on unconsolidated technology co-investments	(3,614)	163
Loss on early retirement of debt	—	(762)
Gain on remeasurement of co-investment	—	330
Net income	112,208	212,778
Net income attributable to noncontrolling interest	(6,022)	(9,668)
Net income available to common stockholders	$106,186	$203,110
Comprehensive income	$112,329	$203,423
Comprehensive income attributable to noncontrolling interest	(6,026)	(9,348)
Comprehensive income attributable to controlling interest	$106,303	$194,075
Per share data:
Basic:
Net income available to common stockholders	$1.65	$3.16
Weighted average number of shares outstanding during the period	64,454,912	64,314,899
Diluted:
Net income available to common stockholders	$1.65	$3.16
Weighted average number of shares outstanding during the period	64,461,621	64,349,899

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025
(Unaudited)
(In thousands, except per share amounts)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended March 31, 2026	Shares	Amount
Balances at December 31, 2025	64,442	$6	$6,683,514	$(1,148,195)	$6,047	$167,260	$5,708,632
Net income	—	—	—	106,186	—	6,022	112,208
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(13)	—	(13)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	346	12	358
Change in fair value of marketable debt securities, net	—	—	—	—	(216)	(8)	(224)
Issuance of common stock under:
Stock option and restricted stock plans, net	7	—	(219)	—	—	—	(219)
Equity based compensation costs	—	—	2,851	—	—	99	2,950
Retirement of common stock, net	(206)	—	(50,213)	—	—	—	(50,213)
Changes in the redemption value and redemptions of redeemable noncontrolling interest	67	—	2,324	—	—	151	2,475
Changes in noncontrolling interest from acquisition	—	—	(250)	—	—	250	—
Distributions to noncontrolling interest	—	—	—	—	—	(8,017)	(8,017)
Common stock dividends ($2.59 per share)	—	—	—	(166,581)	—	—	(166,581)
Balances at March 31, 2026	64,310	$6	$6,638,007	$(1,208,590)	$6,164	$165,769	$5,601,356

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended March 31, 2025	Shares	Amount
Balances at December 31, 2024	64,280	$6	$6,668,047	$(1,155,662)	$24,655	$183,344	$5,720,390
Net income	—	—	—	203,110	—	9,668	212,778
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(9,051)	(321)	(9,372)
Change in fair value of marketable debt securities, net	—	—	—	—	16	1	17
Issuance of common stock under:
Stock option and restricted stock plans, net	30	—	5,509	—	—	—	5,509
Equity based compensation costs	—	—	1,985	—	—	70	2,055
Changes in the redemption value of redeemable noncontrolling interest	—	—	(3,175)	—	—	(352)	(3,527)
Distributions to noncontrolling interest	—	—	—	—	—	(8,300)	(8,300)
Redemptions of noncontrolling interest	48	—	(20)	—	—	(8,536)	(8,556)
Common stock dividends ($2.57 per share)	—	—	—	(165,419)	—	—	(165,419)
Balances at March 31, 2025	64,358	$6	$6,672,346	$(1,117,971)	$15,620	$175,574	$5,745,575

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$112,208	$212,778
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	175	529
Depreciation and amortization	154,895	151,287
Amortization of discount and debt financing costs, net	2,657	220
Realized and unrealized gains on marketable securities, net	1,726	91
Provision for credit losses	34	(3)
Equity income from co-investments	(23,615)	(13,209)
Operating distributions from co-investments	4,971	13,709
Accrued interest from notes and other receivables	(1,260)	(2,593)
Gain on the sale of real estate and land	—	(111,030)
Equity-based compensation	2,646	1,958
Loss on early retirement of debt	—	762
Gain on remeasurement of co-investment	—	(330)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets and other assets	574	2,996
Accounts payable, accrued liabilities and operating lease liabilities	32,536	25,385
Other liabilities	(378)	(1,047)
Net cash provided by operating activities	287,169	281,503
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(2,060)	(345,211)
Redevelopment	(8,856)	(12,046)
Development acquisitions of and additions to real estate under development	(14,144)	(7,856)
Capital expenditures on rental properties	(19,788)	(27,914)
Investments in notes receivable	(59,500)	—
Collections of notes and other receivables	—	3,096
Proceeds from insurance for property losses	938	848
Proceeds from dispositions of real estate	—	125,997
Contributions to co-investments	(1,329)	(3,934)
Changes in refundable deposits	—	(2,000)
Purchases of marketable securities	(10,319)	(6,306)
Sales and maturities of marketable securities	9,905	13
Non-operating distributions from co-investments	—	8,000
Net cash used in investing activities	(105,153)	(267,313)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	398,416
Payments on unsecured debt and mortgage notes	(270)	(70,362)
Proceeds from lines of credit and commercial paper	217,737	550,897
Repayments of lines of credit and commercial paper	(213,077)	(688,842)
Retirement of common stock	(50,213)	—

	Three Months Ended March 31,
	2026	2025
Additions to deferred charges	(455)	(3,055)
Payments related to debt prepayment penalties	—	(697)
Net proceeds from stock options exercised	586	6,028
Payments related to tax withholding for share-based compensation	(805)	(519)
Distributions to noncontrolling interest	(8,079)	(7,998)
Redemption of noncontrolling interest	—	(8,556)
Common stock dividends paid	(165,616)	(157,486)
Net cash (used in) provided by financing activities	(220,192)	17,826
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(38,176)	32,016
Unrestricted and restricted cash and cash equivalents at beginning of period	85,586	75,846
Unrestricted and restricted cash and cash equivalents at end of period	$47,410	$107,862

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $1.3 million and $0.7 million capitalized in 2026 and 2025, respectively)	$60,548	$61,250
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,605	$1,713
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$250	$—
Redemption of preferred equity investments upon acquisition of consolidated co-investments	$—	$94,669
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$1,898	$3,527
Leased assets obtained in exchange for new operating lease liabilities	$—	$2,727

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,363,169	$3,363,169
Buildings and improvements	15,121,705	15,073,416
	18,484,874	18,436,585
Less: accumulated depreciation	(6,684,573)	(6,532,003)
	11,800,301	11,904,582
Real estate under development	159,515	157,122
Co-investments	649,313	630,550
	12,609,129	12,692,254
Cash and cash equivalents-unrestricted	38,005	76,241
Cash and cash equivalents-restricted	9,405	9,345
Marketable securities	96,521	98,070
Notes and other receivables, net of allowance for credit losses of $0.6 million as of March 31, 2026 and December 31, 2025, respectively	201,982	141,591
Operating lease right-of-use assets	49,957	50,833
Prepaid expenses and other assets	90,488	90,675
Total assets	$13,095,487	$13,159,009
LIABILITIES AND CAPITAL
Unsecured debt, net	$6,017,550	$6,015,921
Mortgage notes payable, net	784,286	784,348
Lines of credit and commercial paper	4,660	—
Accounts payable and accrued liabilities	254,843	221,351
Construction payable	31,205	24,743
Distributions payable	174,601	173,698
Distributions in excess of investments in co-investments	99,316	98,837
Operating lease liabilities	50,531	51,487
Other liabilities	51,351	51,729
Total liabilities	7,468,343	7,422,114
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	25,788	28,263
Capital:
General Partner:
Common equity (64,309,677 and 64,442,290 units issued and outstanding, respectively)	5,429,423	5,535,325
	5,429,423	5,535,325
Limited Partners:
Common equity (2,184,025 and 2,250,339 units issued and outstanding, respectively)	60,396	61,876
Accumulated other comprehensive income, net	10,259	10,138
Total partners’ capital	5,500,078	5,607,339
Noncontrolling interest	101,278	101,293
Total capital	5,601,356	5,708,632
Total liabilities and capital	$13,095,487	$13,159,009

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental and other property	$482,443	$462,089
Management and other fees from affiliates	2,313	2,494
	484,756	464,583
Expenses:
Property operating, excluding real estate taxes	89,131	86,027
Real estate taxes	52,125	52,594
Corporate-level property management expenses	13,398	12,332
Depreciation and amortization	154,895	151,287
General and administrative	20,014	16,292
	329,563	318,532
Gain on sale of real estate and land	—	111,030
Earnings from operations	155,193	257,081
Interest expense	(65,564)	(62,732)
Total return swap income	1,542	1,200
Interest and other income	1,036	4,289
Equity income from co-investments	23,615	13,209
Tax (expense) benefit on unconsolidated technology co-investments	(3,614)	163
Loss on early retirement of debt	—	(762)
Gain on remeasurement of co-investment	—	330
Net income	112,208	212,778
Net income attributable to noncontrolling interest	(2,353)	(2,389)
Net income available to common unitholders	$109,855	$210,389
Comprehensive income	$112,329	$203,423
Comprehensive income attributable to noncontrolling interest	(2,353)	(2,389)
Comprehensive income attributable to controlling interest	$109,976	$201,034
Per unit data:
Basic:
Net income available to common unitholders	$1.65	$3.16
Weighted average number of common units outstanding during the period	66,681,908	66,621,852
Diluted:
Net income available to common unitholders	$1.65	$3.16
Weighted average number of common units outstanding during the period	66,688,617	66,656,852

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three months ended March 31, 2026 and 2025
(Unaudited)
(In thousands, except per unit amounts)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended March 31, 2026	Units	Amount	Units	Amount
Balances at December 31, 2025	64,442	$5,535,325	2,250	$61,876	$10,138	$101,293	$5,708,632
Net income	—	106,186	—	3,669	—	2,353	112,208
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(13)	—	(13)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	358	—	358
Change in fair value of marketable debt securities, net	—	—	—	—	(224)	—	(224)
Issuance of common units under:
General partner’s stock based compensation, net	7	(219)	—	—	—	—	(219)
Equity based compensation costs	—	2,851	—	99	—	—	2,950
Retirement of common units, net	(206)	(50,213)	—	—	—	—	(50,213)
Changes in the redemption value and redemptions of redeemable noncontrolling interest	67	2,324	(67)	160	—	(9)	2,475
Changes in noncontrolling interest from acquisition	—	(250)	1	250	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(2,359)	(2,359)
Distributions declared ($2.59 per unit)	—	(166,581)	—	(5,658)	—	—	(172,239)
Balances at March 31, 2026	64,310	$5,429,423	2,184	$60,396	$10,259	$101,278	$5,601,356

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended March 31, 2025	Units	Amount	Units	Amount
Balances at December 31, 2024	64,280	$5,512,391	2,331	$73,418	$29,429	$105,152	$5,720,390
Net income	—	203,110	—	7,279	—	2,389	212,778
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(9,372)	—	(9,372)
Change in fair value of marketable debt securities	—	—	—	—	17	—	17
Issuance of common units under:
General partner's stock based compensation, net	30	5,509	—	—	—	—	5,509
Equity based compensation costs	—	1,985	—	70	—	—	2,055
Changes in the redemption value of redeemable noncontrolling interest	—	(3,175)	—	(219)	—	(133)	(3,527)
Distributions to noncontrolling interest	—	—	—	—	—	(2,431)	(2,431)
Redemptions	48	(20)	(48)	(5,026)	—	(3,510)	(8,556)
Distributions declared ($2.57 per unit)	—	(165,419)	—	(5,869)	—	—	(171,288)
Balances at March 31, 2025	64,358	$5,554,381	2,283	$69,653	$20,074	$101,467	$5,745,575

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$112,208	$212,778
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	175	529
Depreciation and amortization	154,895	151,287
Amortization of discount and debt financing costs, net	2,657	220
Realized and unrealized gains on marketable securities, net	1,726	91
Provision for credit losses	34	(3)
Equity income from co-investments	(23,615)	(13,209)
Operating distributions from co-investments	4,971	13,709
Accrued interest from notes and other receivables	(1,260)	(2,593)
Gain on the sale of real estate and land	—	(111,030)
Equity-based compensation	2,646	1,958
Loss on early retirement of debt	—	762
Gain on remeasurement of co-investment	—	(330)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets and other assets	574	2,996
Accounts payable, accrued liabilities and operating lease liabilities	32,536	25,385
Other liabilities	(378)	(1,047)
Net cash provided by operating activities	287,169	281,503
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(2,060)	(345,211)
Redevelopment	(8,856)	(12,046)
Development acquisitions of and additions to real estate under development	(14,144)	(7,856)
Capital expenditures on rental properties	(19,788)	(27,914)
Investments in notes receivable	(59,500)	—
Collections of notes and other receivables	—	3,096
Proceeds from insurance for property losses	938	848
Proceeds from dispositions of real estate	—	125,997
Contributions to co-investments	(1,329)	(3,934)
Changes in refundable deposits	—	(2,000)
Purchases of marketable securities	(10,319)	(6,306)
Sales and maturities of marketable securities	9,905	13
Non-operating distributions from co-investments	—	8,000
Net cash used in investing activities	(105,153)	(267,313)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	398,416
Payments on unsecured debt and mortgage notes	(270)	(70,362)
Proceeds from lines of credit and commercial paper	217,737	550,897
Repayments of lines of credit and commercial paper	(213,077)	(688,842)
Retirement of common units	(50,213)	—
Additions to deferred charges	(455)	(3,055)

	Three Months Ended March 31,
	2026	2025
Payments related to debt prepayment penalties	—	(697)
Net proceeds from stock options exercised	586	6,028
Payments related to tax withholding for share-based compensation	(805)	(519)
Distributions to noncontrolling interest	(2,294)	(2,333)
Redemption of noncontrolling interests	—	(8,556)
Common units distributions paid	(171,401)	(163,151)
Net cash (used in) provided by financing activities	(220,192)	17,826
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(38,176)	32,016
Unrestricted and restricted cash and cash equivalents at beginning of period	85,586	75,846
Unrestricted and restricted cash and cash equivalents at end of period	$47,410	$107,862

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $1.3 million and $0.7 million capitalized in 2026 and 2025, respectively)	$60,548	$61,250
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,605	$1,713
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$250	$—
Redemption of preferred equity investments upon acquisition of co-investments	$—	$94,669
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$1,898	$3,527
Leased assets obtained in exchange for new operating lease liabilities	$—	$2,727

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and its subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. Unless otherwise indicated, the notes to condensed consolidated financial statements apply to both the Company and the Operating Partnership.

All significant intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.7% and 96.6% general partnership interest as of March 31, 2026 and December 31, 2025, respectively. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,184,025 and 2,250,339 as of March 31, 2026 and December 31, 2025, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $528.5 million and $588.9 million as of March 31, 2026 and December 31, 2025, respectively. The Company has reserved shares of common stock for such conversions.

As of March 31, 2026, the Company owned or had ownership interests in 259 operating apartment home communities, comprising 63,099 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects (collectively, the “Portfolio”). The operating apartment home communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. In addition, disclosures for property, plant and equipment will be required for all capitalized software costs. ASU 2025-06 will be effective for the Company beginning January 1, 2028 and early adoption is permitted. Upon adoption, the new standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated results of operations and financial position.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

Accounting Pronouncements Adopted in the Current Year

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides for a practical expedient that allows an entity to assume that conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. ASU 2025-05 is effective for the Company beginning January 1, 2026, with early adoption permitted, and is required to be applied prospectively. The Company adopted ASU 2025-05 as of January 1, 2026. This adoption did not have a material impact on its consolidated results of operations or financial position.

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

Marketable Securities

The Company reports its equity securities and available-for-sale debt securities at fair value, based on quoted market prices (Level 1 for the equity securities and Level 2 for the available for sale debt securities, as defined by the FASB standard for fair value measurements). As of both March 31, 2026 and December 31, 2025, less than $0.1 million of equity securities presented within common stock, preferred stock, and stock funds in the tables below represented investments measured at fair value, using net asset value as a practical expedient, and were not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Any realized and unrealized gain or loss in equity securities, realized gain in debt securities, and interest income are included in interest and other income in the condensed consolidated statements of income and comprehensive income. There were no other-than-temporary impairment charges for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, U.S. Treasury and agency securities, certificates of deposit, corporate debt securities and municipal debt securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

As of March 31, 2026 and December 31, 2025, marketable securities consisted of the following ($ in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain (loss)	Carrying Value
Equity securities:
Common stock, preferred stock and stock funds	$48,158	$19,704	$67,862

Available for sale debt securities:
U.S. Treasury and agency securities	12,230	(1)	12,229
Certificates of deposit	5,041	—	5,041
Corporate debt securities	10,933	(25)	10,908
Municipal debt securities	475	6	481
Total - Marketable securities	$76,837	$19,684	$96,521

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$2,677	$6	$2,683
Common stock, preferred stock and stock funds	48,738	21,736	70,474

Available for sale debt securities:
U.S. Treasury and agency securities	10,186	103	10,289
Certificates of deposit	5,000	—	5,000
Corporate debt securities	8,954	105	9,059
Municipal debt securities	556	9	565
Total - Marketable securities	$76,111	$21,959	$98,070

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising ten communities), and four co-investments as of March 31, 2026 and December 31, 2025. The Company consolidated these entities because it was the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $979.6 million and $243.8 million, respectively, as of March 31, 2026 and $970.6 million and $242.5 million, respectively, as of December 31, 2025. Noncontrolling interests in these entities was $101.2 million as of March 31, 2026 and December 31, 2025. The Company’s financial risk in each VIE is limited to its equity investment in the VIE. As of March 31, 2026 and December 31, 2025, the Company was not deemed to be the primary beneficiary of any other VIEs and did not have any VIEs of which it was not deemed to be the primary beneficiary.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period. The estimated grant date fair values of the long term incentive plan units (discussed in Note 14, Equity Based Compensation Plans, in the Company’s annual report on Form 10-K for the year ended December 31, 2025) are being amortized over the expected service periods.

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, commercial paper and notes and other receivables approximate fair value as of March 31, 2026 and December 31, 2025, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.9 billion as of both March 31, 2026 and December 31, 2025, was approximately $5.7 billion and $5.8 billion, respectively. Management has estimated that the fair value of the Company’s $859.2 million and $854.4 million of variable rate debt at March 31, 2026 and December 31, 2025, respectively, was approximately $857.6 million and $853.2 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of March 31, 2026 and December 31, 2025 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of March 31, 2026 and December 31, 2025.

Capitalization of Costs

The Company’s capitalized costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $6.7 million and $6.2 million during the three months ended March 31, 2026 and 2025, respectively. The Company amortizes the capitalized costs over the useful life of the development.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of the co-investment in the condensed consolidated statements of income and comprehensive income equal to the amount by which the fair value of the co-investment interest, using Level 2 inputs, exceeds the Company’s carrying value of the co-investment. A majority of the co-investments, excluding most preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company evaluates its co-investments for impairment and records a loss if the carrying value is greater than the fair value of the investment and the impairment is other-than-temporary.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value of derivatives and amortization of swap settlements	Unrealized gain (loss) on available for sale debt securities	Total
Balance at December 31, 2025	$5,837	$210	$6,047
Other comprehensive loss before reclassification	(566)	(216)	(782)
Amounts reclassified from accumulated other comprehensive income	912	(13)	899
Other comprehensive income (loss)	346	(229)	117
Balance at March 31, 2026	$6,183	$(19)	$6,164

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value of derivatives and amortization of swap settlements	Unrealized gain (loss) on available for sale debt securities	Total
Balance at December 31, 2025	$9,921	$217	$10,138
Other comprehensive loss before reclassification	(586)	(224)	(810)
Amounts reclassified from accumulated other comprehensive income	944	(13)	931
Other comprehensive income (loss)	358	(237)	121
Balance at March 31, 2026	$10,279	$(20)	$10,259

Amounts reclassified from accumulated other comprehensive income, net in connection with derivatives are recorded in interest expense in the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $25.8 million and $28.3 million as of March 31, 2026 and December 31, 2025, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the three months ended March 31, 2026 was as follows ($ in thousands):

Balance at December 31, 2025	$28,263
Reclassification due to change in redemption value and other	1,898
Redemptions	(4,373)
Balance at March 31, 2026	$25,788

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents - unrestricted	$38,005	$76,241	$98,735	$66,795
Cash and cash equivalents - restricted	9,405	9,345	9,127	9,051
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statements of cash flows	$47,410	$85,586	$107,862	$75,846

Accounting Estimates

The preparation of condensed consolidated financial statements, in accordance with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its Portfolio, its investments in and advances to joint ventures and affiliates, its notes receivable, and its qualification as a real estate investment trust (“REIT”). The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

(2) Significant Transactions During the Three Months Ended March 31, 2026 and Subsequent Events

Significant Transactions

Notes Receivable

In February 2026, the Company funded a $59.5 million related party bridge loan to Wesco V, a co-investment, in connection with the payoff of a mortgage associated with one of Wesco V’s properties located in Northern California. The note receivable accrues interest at 5.00% and is scheduled to mature in September 2026.

Common Stock

During the three months ended March 31, 2026, the Company repurchased and retired 205,740 shares of the Company's common stock through the Company's stock repurchase plan, totaling $50.2 million, including commissions, at an average price per share of $244.06. As a result, as of March 31, 2026, the Company had $252.5 million of purchase authority remaining under the Company's $500.0 million stock repurchase plan.

Subsequent Events

In April 2026, the Company repaid $450.0 million of senior unsecured notes due on April 15, 2026, at maturity.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Rental income	$475,812	$455,860
Other property	6,631	6,229
Management and other fees from affiliates	2,313	2,494
Total revenues	$484,756	$464,583

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Southern California	$195,305	$188,622
Northern California	201,618	180,916
Seattle Metro	79,021	77,214
Other real estate assets (1)	6,499	15,337
Total rental and other property revenues	$482,443	$462,089

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

The following table presents the Company’s rental and other property revenues disaggregated by current property category status for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Same-property (1)	$442,572	$430,009
Acquisitions (2)	20,761	4,570
Non-residential/other, net (3)	19,225	27,898
Straight-line rent concessions (4)	(115)	(388)
Total rental and other property revenues	$482,443	$462,089

(1)Same-property includes properties that have comparable stabilized results as of January 1, 2025 and are consolidated by the Company for the three months ended March 31, 2026 and 2025. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

(2)Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2025.
(3)Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, student housing, properties undergoing significant construction activities that do not meet our redevelopment criteria, properties subject to upcoming ground lease expirations, two communities located in the California counties of Santa Barbara and Santa Cruz, which the Company does not consider its core markets, and properties without comparable operating results in the reported periods.
(4)Represents straight-line concessions for residential operating communities. Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.2 million as of both March 31, 2026 and December 31, 2025, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the three months ended March 31, 2026 that was included in the December 31, 2025 deferred revenue balance was less than $0.1 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of March 31, 2026, the Company had $0.2 million of remaining performance obligations. The Company expects to recognize approximately 69% of these remaining performance obligations in 2026 and the remaining 31% through 2027.

(4) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment home communities. The Company also invests in five unconsolidated technology co-investments with an aggregate commitment of $86.0 million as of both March 31, 2026 and December 31, 2025. The unconsolidated technology co-investment balance of these investments was $92.5 million, and $74.7 million as of March 31, 2026 and December 31, 2025, respectively.

The carrying values of the Company’s co-investments as of March 31, 2026 and December 31, 2025 were as follows ($ in thousands, except in parenthetical):

	Weighted Average Company Ownership Percentage (1)	March 31, 2026	December 31, 2025
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	54%	$71,147	$73,002
BEX IV and 500 Folsom	50%	134,147	135,518
Other (2)	53%	112,610	95,851
Total operating and other co-investments, net		317,904	304,371
Total preferred equity co-investments (3) (includes related party investments of $53.7 million and $52.8 million as of March 31, 2026 and December 31, 2025, respectively. See Note 6, Related Party Transactions, for further discussion)		232,093	227,342
Total co-investments, net		$549,997	$531,713

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

(1)Weighted average company ownership percentages are as of March 31, 2026.
(2)As of March 31, 2026 and December 31, 2025, the Company’s investments in Wesco I, Wesco III, Wesco IV, and Expo were classified as a liability of $99.3 million and $98.8 million, respectively, due to distributions received in excess of the Company’s investment. The weighted average company ownership percentage excludes the Company’s investments in unconsolidated technology co-investments.
(3)Includes one preferred equity investment held with Wesco VII, LLC.

The combined summarized financial information of co-investments was as follows ($ in thousands):

	March 31, 2026	December 31, 2025
Combined balance sheets: (1)
Rental properties and real estate under development	$3,223,302	$3,220,390
Other assets	229,504	194,413
Total assets	$3,452,806	$3,414,803
Debt	$2,413,491	$2,412,106
Other liabilities	181,018	163,358
Equity	858,297	839,339
Total liabilities and equity	$3,452,806	$3,414,803

	Three Months Ended March 31,
	2026	2025
Combined statements of income: (1)
Property revenues	$75,055	$86,306
Property operating expenses	(28,884)	(32,702)
Net operating income	46,171	53,604
Interest expense	(19,960)	(27,301)
General and administrative	(3,920)	(4,206)
Depreciation and amortization	(28,028)	(36,587)
Net loss	$(5,737)	$(14,490)
Company’s share of net income (2)	$23,615	$13,209

(1)Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2)Includes the Company’s share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes related party income of $1.3 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

(5) Notes and Other Receivables

Notes and other receivables consisted of the following as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	$64,193	$64,193
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	45,198	43,941
Related party note receivable, secured, bearing interest at 5.00%, due September 2026 (Originated February 2026) (1)	59,747	—
Other receivables from affiliates (1) (2)	5,223	5,215
Straight-line rent receivables (3)	10,084	10,259
Other receivables	18,126	18,538
Allowance for credit losses	(589)	(555)
Total notes and other receivables	$201,982	$141,591

(1)See Note 6, Related Party Transactions, for additional details.
(2)These amounts consist of short-term loans outstanding and due from various joint ventures as of March 31, 2026 and December 31, 2025, respectively.
(3)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company’s operating properties.

The following table presents the activity in the allowance for credit losses for notes receivable, secured, for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026			2025
	Mezzanine Loans	Bridge Loans	Total	Mezzanine Loans	Bridge Loans	Total
Balance at beginning of period	$555	$—	$555	$529	$—	$529
Provision for credit losses	4	30	34	(3)	—	(3)
Balance at end of period	$559	$30	$589	$526	$—	$526

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.3 million and $2.5 million during the three months ended March 31, 2026 and 2025, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively against general and administrative expenses.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. (“MMI”), a national brokerage firm listed on the New York Stock Exchange. For the three months ended March 31, 2026 and 2025, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of March 31, 2026 and December 31, 2025, $65.0 million and $5.2 million, respectively, of short-term loans remained outstanding due from joint venture affiliates, inclusive of the Wesco V bridge loan noted below, and are classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

In February 2026, the Company funded a $59.5 million related party bridge loan to Wesco V, a co-investment, in connection with the payoff of a mortgage associated with one of Wesco V’s properties located in Northern California. The note receivable accrues interest at 5.00% and is scheduled to mature in September 2026.

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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of March 31, 2026, $11.0 million of this commitment was funded and the Company accrues interest based on a 9.0% preferred return. The remaining unfunded commitment of $2.0 million expired in November 2024.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consisted of the following for the periods presented ($ in thousands):

	March 31, 2026	December 31, 2025	Weighted Average Maturity In Years as of March 31, 2026
Term loan - variable rate, net (1)	$597,098	$596,668	4.5
Bonds public offering - fixed rate, net	5,420,452	5,419,253	6.8
Unsecured debt, net (2)	6,017,550	6,015,921
Lines of credit (3)	4,660	—
Commercial paper (4)	—	—
Mortgage notes payable, net (5)	784,286	784,348	7.7
Total debt, net	$6,806,496	$6,800,269
Weighted average interest rate on fixed rate unsecured bonds public offering	3.7%	3.7%
Weighted average interest rate on variable rate term loan	4.0%	4.1%
Weighted average interest rate on lines of credit	4.6%	4.8%
Weighted average interest rate on commercial paper	—%	—%
Weighted average interest rate on mortgage notes payable	4.1%	4.4%

(1)The $300.0 million unsecured term loan entered in May 2025 is priced at SOFR plus 0.850% which is based on a tiered rate structure tied to the Company’s long-term unsecured credit rating and is swapped to an all-in rate of 4.0%. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. This term loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. The $300.0 million unsecured term loan entered in October 2022 is priced at SOFR plus 0.85% with a maturity date of January 2031, inclusive of extension options exercisable at the Company’s option. The interest rate is swapped to an all-in fixed rate of 4.0% through October 2026.
(2)Unsecured debt, net, consists of fixed rate public bond offerings and a variable rate term loan which includes unamortized discounts, net of premiums of $3.3 million and $3.6 million, and unamortized debt issuance costs of $29.1 million and $30.4 million, as of March 31, 2026 and December 31, 2025, respectively.
(3)Lines of credit, related to the Company’s two lines of unsecured credit aggregating $1.58 billion as of March 31, 2026 and December 31, 2025, respectively, excluded unamortized debt issuance costs of $7.0 million and $7.3 million, respectively. These debt issuance costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets. As of March 31, 2026, the Company’s $1.5 billion credit facility had an interest rate at Secured Overnight Financing Rate (“SOFR”) plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings. As of March 31, 2026, the Company’s $75.0 million working capital unsecured line of credit had an interest rate of SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings. In February 2026, the Company extended the scheduled maturity date from July 2026 to July 2028.
(4)The Company has a commercial paper program under which it can issue unsecured short-term notes, which are backstopped by, and reduce the borrowing capacity of, the Company’s $1.5 billion unsecured line of credit facility. The Company can issue up to $750.0 million of commercial paper for up to 397 days from the date of issue. The commercial paper balance excludes unamortized debt issuance of $0.4 million as of March 31, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets in the condensed consolidated balance sheets.
(5)Includes total unamortized discounts, net of premiums of approximately $0.1 million and $0.2 million, reduced by unamortized debt issuance costs of $2.4 million and $2.5 million, as of March 31, 2026 and December 31, 2025, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit and commercial paper, as of March 31, 2026 were as follows ($ in thousands):

2026	$549,136
2027	434,397
2028	518,332
2029	501,456
2030	916,592
Thereafter	3,916,889
Total	$6,836,802

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026			2025
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$195,305	$57,622	$137,683	$188,622	$54,630	$133,992
Northern California	201,618	60,347	141,271	180,916	56,146	124,770
Seattle Metro	79,021	23,080	55,941	77,214	23,902	53,312
Other real estate assets	6,499	207	6,292	15,337	3,943	11,394
Total	$482,443	$141,256	$341,187	$462,089	$138,621	$323,468

Total net operating income			341,187			323,468
Management and other fees from affiliates			2,313			2,494
Corporate-level property management expenses			(13,398)			(12,332)
Depreciation and amortization			(154,895)			(151,287)
General and administrative			(20,014)			(16,292)
Gain on sale of real estate and land			—			111,030
Interest expense			(65,564)			(62,732)
Total return swap income			1,542			1,200
Interest and other income			1,036			4,289
Equity income from co-investments			23,615			13,209
Tax (expense) benefit on unconsolidated technology co-investments			(3,614)			163
Loss on early retirement of debt			—			(762)
Gain on remeasurement of co-investment			—			330
Net income			$112,208			$212,778

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Assets:
Southern California	$4,146,139	$4,194,554
Northern California	6,081,653	6,136,977
Seattle Metro	1,397,771	1,412,405
Other real estate assets (1)	174,738	160,646
Net reportable operating segments - real estate assets	11,800,301	11,904,582
Real estate under development	159,515	157,122
Co-investments	649,313	630,550
Cash and cash equivalents, including restricted cash	47,410	85,586
Marketable securities	96,521	98,070
Notes and other receivables	201,982	141,591
Operating lease right-of-use assets	49,957	50,833
Prepaid expenses and other assets	90,488	90,675
Total assets	$13,095,487	$13,159,009

(1)Includes retail space, commercial properties, held for sale properties and disposition properties.

(9) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share was calculated as follows ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2026			2025
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$106,186	64,454,912	$1.65	$203,110	64,314,899	$3.16
Effect of Dilutive Securities:
Stock options	—	6,709		—	35,000
Diluted:
Net income available to common stockholders	$106,186	64,461,621	$1.65	$203,110	64,349,899	$3.16

The table above excludes from the calculations of diluted earnings per share weighted average convertible OP Units of 2,226,996 and 2,306,953, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended March 31, 2026 and 2025, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.7 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)

Stock options of 321,707 and 177,196 for the three months ended March 31, 2026 and 2025, respectively were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit was calculated as follows ($ in thousands, except per unit amounts):

	Three Months Ended March 31,
	2026			2025
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$109,855	66,681,908	$1.65	$210,389	66,621,852	$3.16
Effect of Dilutive Securities:
Stock options	—	6,709		—	35,000
Diluted:
Net income available to common unitholders	$109,855	66,688,617	$1.65	$210,389	66,656,852	$3.16

Stock options of 321,707 and 177,196 for the three months ended March 31, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of March 31, 2026, the Company had five interest rate swap contracts and one forward starting interest rate swap contract with an aggregate notional amount of $600.0 million. The Company has $500.0 million in notional amount that effectively fixed the interest rate on the Company’s $600.0 million unsecured term loan at 4.0%. In December 2025, the Company entered into a $100.0 million forward starting interest rate swap which will be effective at a future date. These derivatives qualify for hedge accounting.

As of March 31, 2026 and December 31, 2025, the aggregate carrying value of the interest rate swap contracts was an asset of $2.5 million and $1.3 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, the aggregate carrying value of the forward starting interest rate swap contract was $1.2 million and $0.7 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

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
March 31, 2026 and 2025
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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2025 annual report on Form 10-K for the year ended December 31, 2025. Capitalized terms not defined in this section have the meaning ascribed to them elsewhere in this quarterly report on Form 10-Q. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Forward-Looking Statements.”

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment home communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2026, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of March 31, 2026, the Company owned or had ownership interests in 259 operating apartment communities, comprising 63,099 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects.

The Company’s apartment home communities are predominantly located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated operating communities as of March 31, 2026 and 2025 were as follows:

	March 31, 2026		March 31, 2025
	Apartment Homes	%	Apartment Homes	%
Southern California	23,616	42%	23,572	43%
Northern California	21,101	38%	20,607	37%
Seattle Metro	10,899	20%	10,899	20%
Total	55,616	100%	55,078	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX IV and other co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Market Considerations

Domestic and international policy actions, including tariff and trade policy, as well as continuing geopolitical tensions, war and regional conflicts have the potential to trigger market uncertainty. The long-term impact of these developments on our Company will largely depend on the impact on broader trends in job growth, inflation, the economy, and reactions by consumers, companies, governmental entities and capital market participants.

The foregoing macroeconomic conditions have not negatively impacted the Company’s ability to access traditional funding sources which have been historically available to it. The Company is not at material risk of failing to meet the covenants in its credit agreements and is able to timely service its debt and other obligations.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The average financial occupancy for the Company’s 2026 Same-Property portfolio (stabilized properties consolidated by the Company for the quarters ended March 31, 2026 and 2025) was 96.5% and 96.3% for the three months ended March 31, 2026 and 2025, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2026 Same-Property portfolio for financial occupancy for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Southern California	96.1%	95.8%
Northern California	96.9%	96.7%
Seattle Metro	96.6%	96.2%

The following table provides a breakdown of rental and other property revenues, including the revenues attributable to the 2026 Same-Property portfolio ($ in thousands):

	Number of Apartment Homes	Three Months Ended March 31,		Dollar Change	Percentage Change
		2026	2025
2026 Same-Property:
Southern California	22,389	$185,037	$181,034	$4,003	2.2%
Northern California	18,847	178,514	171,761	6,753	3.9%
Seattle Metro	10,899	79,021	77,214	1,807	2.3%
Total 2026 Same-Property	52,135	442,572	430,009	12,563	2.9%
2026 Non-Same Property		39,871	32,080	7,791	24.3%
Total rental and other property revenues		$482,443	$462,089	$20,354	4.4%

2026 Same-Property Revenues increased by $12.6 million or 2.9% to $442.6 million for the first quarter of 2026 from $430.0 million for the first quarter of 2025. The increase was primarily attributable to an increase of 2.2% in average rental rates from $2,660 per apartment home for the first quarter of 2025 to $2,719 per apartment home for the first quarter of 2026.

2026 Non-Same Property Revenues increased by $7.8 million or 24.3% to $39.9 million in the first quarter of 2026 from $32.1 million in the first quarter of 2025. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park, Revere Campbell, The Parc at Pruneyard, ViO, 1250 Lakeside, and the consolidation of Artizan and TENTEN Downtown in 2025. The increases were partially offset by the sale of Highridge, Essex Skyline, The Grand, and Fourth & U in 2025.

Property operating expenses, excluding real estate taxes increased by $3.1 million or 3.6% to $89.1 million for the first quarter of 2026 compared to $86.0 million for the first quarter of 2025, primarily due to acquisitions in 2025 identified in the Non-Same Property revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2025. Same-Property operating expenses, excluding real estate taxes, increased by $1.6 million or 2.0% to $82.3 million in the first quarter of 2026 compared to $80.7 million in the first quarter of 2025, primarily due to increases of $2.2 million in utilities expenses resulting from increases in trash removal, gas, water and sewer costs.

Real estate taxes decreased by $0.5 million or 1.0% to $52.1 million for the first quarter of 2026 compared to $52.6 million for the first quarter of 2025, primarily due to property tax refunds. Same-Property real estate taxes decreased by $1.3 million to $47.2 million for the first quarter of 2026 compared to $48.5 million for the first quarter of 2025 primarily due to property tax refunds.

Depreciation and amortization expense increased by $3.6 million or 2.4% to $154.9 million for the first quarter of 2026 compared to $151.3 million for the first quarter of 2025, primarily due to acquisitions in 2025 identified in the Non-Same Property revenues section above, partially offset by dispositions in 2025.

General and administrative expense increased by $3.7 million or 22.7% to $20.0 million for the first quarter of 2026 compared to $16.3 million for the first quarter of 2025, primarily due to increases of $1.5 million in political advocacy costs and $1.8 million in legal costs related to ongoing litigations.

Gain on sale of real estate and land of $111.0 million for the first quarter of 2025 was attributable to the disposition of Highridge. There were no sales of real estate or land during the first quarter of 2026.

Interest expense increased by $2.9 million or 4.6% to $65.6 million for the first quarter of 2026 compared to $62.7 million for the first quarter of 2025, primarily due to the issuance in February 2025 of $400.0 million senior unsecured notes due April 2035, the issuance in December 2025 of $350.0 million senior unsecured notes due February 2036, and borrowing on the new $300.0 million unsecured term loan in 2025 which resulted in an increase in interest expense of $9.8 million for the first quarter of 2026. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the first quarter of 2025, but primarily due to the payoff of $500.0 million of senior unsecured notes due April 1, 2025, which resulted in a decrease in interest expense of $6.3 million for the first quarter of 2026. Additionally, there was an increase in capitalized interest of $0.6 million in the first quarter of 2026, due to an increase in development activity as compared to the same period in 2025.

Equity income from co-investments increased by $10.4 million or 78.8% to $23.6 million for the first quarter of 2026 compared to $13.2 million for the first quarter of 2025, primarily due to an increase of $15.3 million in unrealized and realized gains from unconsolidated technology co-investments as a result of change in fair value of investments held by the co-investments. The increases were partially offset by a decrease of $6.2 million in income from preferred equity investments due to fewer outstanding investments at March 31, 2026 compared to the same period in 2025.

Loss on early retirement of debt of $0.8 million for the first quarter of 2025 was due to the payoff of debt in conjunction with the disposition of Highridge with no corresponding activity during the first quarter of 2026.

Gain on remeasurement of co-investment of $0.3 million for the first quarter of 2025 resulted from the Company’s consolidation of its investment in Artizan with no corresponding activity during the first quarter of 2026.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $38.0 million of unrestricted cash and cash equivalents and $96.5 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, commercial paper or decreased investment in redevelopment activities to supplement operating cash flows. The timing, source and amounts of cash flows provided by or used in financing activities and investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of March 31, 2026, Moody’s Investor Service, and Standard and Poor’s credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable, and BBB+/Stable, respectively.

As of March 31, 2026, the Company had two unsecured lines of credit aggregating $1.58 billion, including a $1.5 billion unsecured line of credit and a $75.0 million working capital unsecured line of credit. As of March 31, 2026, there was no amount outstanding on the Company’s $1.5 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at Secured Overnight Financing Rate (“SOFR”) plus 0.775% as of March 31, 2026. This facility is scheduled to mature in January 2030, with two six-month extensions, exercisable at the Company’s option. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit. As of March 31, 2026, there was $4.7 million outstanding on the Company’s $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at SOFR plus 0.775% as of March 31, 2026. In February 2026, the Company extended the scheduled maturity to July 2028.

As of March 31, 2026, the Company had an unsecured commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). As of March 31, 2026, there were no Notes outstanding under the Commercial Paper Program. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s $1.5 billion unsecured line of credit facility serves as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company. The Company has used and expects to continue to use the proceeds from the Notes for general corporate purposes and working capital purposes.

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

During the three months ended March 31, 2026, the Company did not issue any shares of its common stock through the 2024 ATM Program.

During the three months ended March 31, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which is to be settled by September 2026.

As of March 31, 2026, $900.0 million of shares of common stock remained available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

In September 2022, the Company announced that its Board of Directors approved a stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. During the three months ended March 31, 2026, the Company repurchased and retired 205,740 shares totaling $50.2 million, including commissions, at an average price per share of $244.06. As of March 31, 2026, the Company had $252.5 million of purchase authority remaining under the stock repurchase plan.

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

As of March 31, 2026, the Company’s development pipeline was comprised of one consolidated development project of 543 apartment homes and various predevelopment projects, with total incurred costs of $159.5 million, and estimated remaining project costs of approximately $182.4 million, for total estimated project costs of $341.9 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 7,483 apartment homes in operating communities with joint ventures and technology co-investments for a total book value of $317.9 million as of March 31, 2026.

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

The Company’s critical accounting policies and estimates have not changed materially from the information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts, including from tariffs imposed by the current presidential administration and the threat of such tariffs; geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; the Company’s inability to maintain its investment grade credit rating with the rating agencies; the Company may be unsuccessful in the management of its relationships with its co-investment partners; the Company may fail to achieve its business objectives; time of actual completion and/or stabilization of development and redevelopment projects, including potential delays due to supply shortages related to tariffs and/or labor shortages related to deportations or threat of deportations; estimates of future income from an acquired property may prove to be inaccurate; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations and the anticipated or actual impact of future changes in laws or regulations, including eviction moratoria; unexpected difficulties in leasing of future development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company’s annual report on Form 10-K for the year ended December 31, 2025, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income available to common stockholders	$106,186	$203,110
Adjustments:
Depreciation and amortization	154,895	151,287
Gains not included in FFO	—	(111,360)
Depreciation and amortization from unconsolidated co-investments	13,316	14,378
Noncontrolling interest related to Operating Partnership units	3,669	7,279
Depreciation attributable to third party ownership and other	(38)	(46)
Funds from operations attributable to common stockholders and unitholders	$278,028	$264,648
FFO per share-diluted	$4.17	$3.97
Non-core items:
Tax expense (benefit) on unconsolidated technology co-investments	3,614	(163)
Realized and unrealized losses on marketable securities, net	1,726	91
Provision for credit losses	34	(3)
Equity income from unconsolidated technology co-investments	(17,036)	(1,716)
Loss on early retirement of debt	—	762
General and administrative and other, net (1)	4,546	1,276
Insurance reimbursements, legal settlements, and other, net	(51)	(361)
Core funds from operations attributable to common stockholders and unitholders	$270,861	$264,534
Core FFO per share-diluted	$4.06	$3.97
Weighted average number of shares outstanding, diluted (2)	66,688,617	66,656,852

(1)Includes political advocacy costs of $1.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Assumes conversion of all outstanding limited partnership units in the Operating Partnership into shares of the Company’s common stock and excludes DownREIT limited partnership units.

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

	Three Months Ended March 31,
	2026	2025
Earnings from operations	$155,193	$257,081
Adjustments:
Corporate-level property management expenses	13,398	12,332
Depreciation and amortization	154,895	151,287
Management and other fees from affiliates	(2,313)	(2,494)
General and administrative	20,014	16,292
Gain on sale of real estate and land	—	(111,030)
NOI	341,187	323,468
Less: Non-Same Property NOI	(28,118)	(22,700)
Same-Property NOI	$313,069	$300,768

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of March 31, 2026, the Company had five interest rate swap contracts and one forward starting interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on the Company’s $600.0 million unsecured term loan. The Company’s interest rate swap was designated as a cash flow hedge as of March 31, 2026. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2026. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2026 ($ in thousands):

	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$500,000	2026-2030	$2,495	$6,837	$(1,925)
Forward starting interest rate swap	100,000	2030	1,241	3,082	(619)
Total cash flow hedges	$600,000	2026-2030	$3,736	$9,919	$(2,544)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $258.5 million that effectively convert $258.5 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index plus a spread and had a carrying value of zero as of March 31, 2026. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

Interest Rate Sensitive Liabilities

The Company is exposed to interest rate changes primarily as a result of its lines of credit, commercial paper, and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s Portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows ($ in thousands):

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair value
Fixed rate debt	$548,292	350,000	517,000	500,000	615,000	3,448,000	$5,978,292	$5,705,573
Average interest rate	3.5%	3.8%	2.2%	4.1%	3.4%	4.0%	3.7%
Variable rate debt (1)	$844	84,397	5,992	1,456	301,592	468,889	$863,170	$857,562
Average interest rate	2.9%	2.8%	4.2%	2.9%	3.9%	3.6%	3.7%

(1)$258.5 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of March 31, 2026. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2026, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, Essex’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

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

Essex Portfolio, L.P.

As of March 31, 2026, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Part II -- Other Information

Item 1: Legal Proceedings

The information regarding lawsuits, other proceedings and claims, set forth in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, is incorporated by reference into this Item 1. In addition to such matters referred to in Note 11, the Company is subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows, nor is any legal proceeding currently threatened against the Company that the Company believes, individually or in the aggregate, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2025, which could materially affect the Company’s financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC and available at www.sec.gov. The risks described in the Company’s annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company’s financial condition, results of operations or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2026, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2026, Essex issued an aggregate of 73,127 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $0.6 million from the option exercises during the three months ended March 31, 2026 to the Operating Partnership in exchange for an aggregate of 2,609 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended March 31, 2026, 70,518 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

The following table summarizes the Company's purchases of its common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
March 1, 2026 - March 31, 2026	205,740	$244.06	205,740	$252.5
Total	205,740	$244.06	205,740	$252.5

(1)Includes commissions for the shares repurchased under the stock repurchase plan.
(2)In September 2022, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company's previous common stock repurchase plan announced in December 2015.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

Except as described below, during the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 105b-1 trading arrangement”.

On February 24, 2026, Rylan Burns, Executive Vice President, Chief Investment Officer, modified a previously adopted “Rule 10b5-1 trading arrangement”, as such item is defined in Item 408(a) of Regulation S-K, to extend its duration. The plan, which had an initial adoption date of May 22, 2025, provides for the potential exercise of stock options and associated sale of up to 1,289 shares of common stock and will expire on December 31, 2027, subject to early termination for certain specified events as set forth in the plan.

Item 6: Exhibits

A. Exhibits
10.1*	Forms of Essex Property Trust, Inc. Long-Term Incentive Award Agreements pursuant to the 2018 Stock Award and Incentive Compensation Plan for awards granted commencing fiscal year 2026.#

31.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: April 29, 2026

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 29, 2026

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: April 29, 2026

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: April 29, 2026

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer