Form 10-Q
period 2026-06-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2026-07-30
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,268,439 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of July 23, 2026.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six-month periods ended June 30, 2026 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a California limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As of June 30, 2026, Essex owned approximately 96.7% of the ownership interest in the Operating Partnership with the remaining 3.3% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership’s day-to-day management.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,363,169	$3,363,169
Buildings and improvements	15,171,737	15,073,416
	18,534,906	18,436,585
Less: accumulated depreciation	(6,837,403)	(6,532,003)
	11,697,503	11,904,582
Real estate under development	184,130	157,122
Co-investments	612,512	630,550
	12,494,145	12,692,254
Cash and cash equivalents-unrestricted	58,327	76,241
Cash and cash equivalents-restricted	8,017	9,345
Marketable securities	92,165	98,070
Notes and other receivables, net of allowance for credit losses of $0.3 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively	96,334	141,591
Operating lease right-of-use assets	49,077	50,833
Prepaid expenses and other assets	100,237	90,675
Total assets	$12,898,302	$13,159,009
LIABILITIES AND EQUITY
Unsecured debt, net	$5,569,283	$6,015,921
Mortgage notes payable, net	784,217	784,348
Lines of credit and commercial paper	345,000	—
Accounts payable and accrued liabilities	270,439	221,351
Construction payable	33,256	24,743
Dividends payable	174,499	173,698
Distributions in excess of investments in co-investments	107,874	98,837
Operating lease liabilities	49,753	51,487
Other liabilities	51,092	51,729
Total liabilities	7,385,413	7,422,114
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	27,373	28,263
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,268,177 and 64,442,290 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,626,545	6,683,514
Distributions in excess of accumulated earnings	(1,312,602)	(1,148,195)
Accumulated other comprehensive income, net	9,124	6,047
Total stockholders’ equity	5,323,073	5,541,372
Noncontrolling interest	162,443	167,260
Total equity	5,485,516	5,708,632
Total liabilities and equity	$12,898,302	$13,159,009

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental and other property	$486,731	$467,610	$969,174	$929,699
Management and other fees from affiliates	2,318	2,223	4,631	4,717
	489,049	469,833	973,805	934,416
Expenses:
Property operating, excluding real estate taxes	89,608	86,394	178,739	172,421
Real estate taxes	51,414	49,035	103,539	101,629
Corporate-level property management expenses	13,432	12,220	26,830	24,552
Depreciation and amortization	154,073	151,501	308,968	302,788
General and administrative	73,149	17,157	93,163	33,449
	381,676	316,307	711,239	634,839
Gain on sale of real estate and land	2,000	126,174	2,000	237,204
Earnings from operations	109,373	279,700	264,566	536,781
Interest expense	(66,835)	(65,262)	(132,399)	(127,994)
Total return swap income	1,226	1,071	2,768	2,271
Interest and other income	9,087	6,808	10,123	11,097
Equity income from co-investments	13,715	8,977	37,330	22,186
Tax benefit (expense) on unconsolidated technology co-investments	363	232	(3,251)	395
Loss on early retirement of debt	—	—	—	(762)
Gain on remeasurement of co-investment	—	—	—	330
Net income	66,929	231,526	179,137	444,304
Net income attributable to noncontrolling interest	(4,467)	(10,164)	(10,489)	(19,832)
Net income available to common stockholders	$62,462	$221,362	$168,648	$424,472
Comprehensive income	$69,990	$227,447	$182,319	$430,870
Comprehensive income attributable to noncontrolling interest	(4,568)	(10,030)	(10,594)	(19,378)
Comprehensive income attributable to controlling interest	$65,422	$217,417	$171,725	$411,492
Per share data:
Basic:
Net income available to common stockholders	$0.97	$3.44	$2.62	$6.60
Weighted average number of shares outstanding during the period	64,265,835	64,385,988	64,359,851	64,350,640
Diluted:
Net income available to common stockholders	$0.97	$3.44	$2.62	$6.59
Weighted average number of shares outstanding during the period	64,279,012	64,407,613	64,369,794	64,378,953

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025
(Unaudited)
(In thousands, except per share amounts)

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling interest	Total
Three Months Ended June 30, 2026	Shares	Amount
Balances at March 31, 2026	64,310	$6	$6,638,007	$(1,208,590)	$6,164	$165,769	$5,601,356
Net income	—	—	—	62,462	—	4,467	66,929
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(13)	—	(13)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,039	104	3,143
Change in fair value of marketable debt securities, net	—	—	—	—	(66)	(3)	(69)
Issuance of common stock under:
Stock option and restricted stock plans, net	6	—	312	—	—	—	312
Sale of common stock, net	—	—	(59)	—	—	—	(59)
Equity based compensation costs	—	—	3,135	—	—	105	3,240
Retirement of common stock, net	(48)	—	(11,702)	—	—	—	(11,702)
Changes in the redemption value and redemptions of redeemable noncontrolling interest	—	—	(1,712)	—	—	127	(1,585)
Distributions to noncontrolling interest	—	—	—	—	—	(8,000)	(8,000)
Redemptions of noncontrolling interest	—	—	(1,436)	—	—	(126)	(1,562)
Common stock dividends ($2.59 per share)	—	—	—	(166,474)	—	—	(166,474)
Balances at June 30, 2026	64,268	$6	$6,626,545	$(1,312,602)	$9,124	$162,443	$5,485,516

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Six Months Ended June 30, 2026	Shares	Amount
Balances at December 31, 2025	64,442	$6	$6,683,514	$(1,148,195)	$6,047	$167,260	$5,708,632
Net income	—	—	—	168,648	—	10,489	179,137
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(26)	—	(26)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,385	116	3,501
Change in fair value of marketable debt securities, net	—	—	—	—	(282)	(11)	(293)
Issuance of common stock under:
Stock option and restricted stock plans, net	13	—	93	—	—	—	93
Sale of common stock, net	—	—	(59)	—	—	—	(59)
Equity based compensation costs	—	—	5,986	—	—	204	6,190
Retirement of common stock, net	(254)	—	(61,915)	—	—	—	(61,915)
Changes in the redemption value and redemptions of redeemable noncontrolling interest	67	—	612	—	—	278	890
Changes in noncontrolling interest from acquisition	—	—	(250)	—	—	250	—
Distributions to noncontrolling interest	—	—	—	—	—	(16,017)	(16,017)
Redemptions of noncontrolling interest	—	—	(1,436)	—	—	(126)	(1,562)
Common stock dividends ($5.18 per share)	—	—	—	(333,055)	—	—	(333,055)
Balances at June 30, 2026	64,268	$6	$6,626,545	$(1,312,602)	$9,124	$162,443	$5,485,516

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Three Months Ended June 30, 2025	Shares	Amount
Balances at March 31, 2025	64,358	$6	$6,672,346	$(1,117,971)	$15,620	$175,574	$5,745,575
Net income	—	—	—	221,362	—	10,164	231,526
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,013)	(136)	(4,149)
Change in fair value of marketable debt securities, net	—	—	—	—	68	2	70
Issuance of common stock under:
Stock option and restricted stock plans, net	19	—	2,902	—	—	—	2,902
Sale of common stock, net	—	—	(101)	—	—	—	(101)
Equity based compensation costs	—	—	2,279	—	—	80	2,359
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,473	—	—	(19)	1,454
Distributions to noncontrolling interest	—	—	—	—	—	(8,185)	(8,185)
Redemptions of noncontrolling interest	27	—	6,815	—	—	(6,815)	—
Common stock dividends ($2.57 per share)	—	—	—	(165,537)	—	—	(165,537)
Balances at June 30, 2025	64,404	$6	$6,685,714	$(1,062,146)	$11,675	$170,665	$5,805,914

	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income, net	Noncontrolling Interest	Total
Six Months Ended June 30, 2025	Shares	Amount
Balances at December 31, 2024	64,280	$6	$6,668,047	$(1,155,662)	$24,655	$183,344	$5,720,390
Net income	—	—	—	424,472	—	19,832	444,304
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(13,064)	(457)	(13,521)
Change in fair value of marketable debt securities, net	—	—	—	—	84	3	87
Issuance of common stock under:
Stock option and restricted stock plans, net	49	—	8,411	—	—	—	8,411
Sale of common stock, net	—	—	(101)	—	—	—	(101)
Equity based compensation costs	—	—	4,264	—	—	150	4,414
Changes in the redemption value of redeemable noncontrolling interest	—	—	(1,702)	—	—	(371)	(2,073)
Distributions to noncontrolling interest	—	—	—	—	—	(16,485)	(16,485)
Redemptions of noncontrolling interest	75	—	6,795	—	—	(15,351)	(8,556)
Common stock dividends ($5.14 per share)	—	—	—	(330,956)	—	—	(330,956)
Balances at June 30, 2025	64,404	$6	$6,685,714	$(1,062,146)	$11,675	$170,665	$5,805,914

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$179,137	$444,304
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	393	332
Depreciation and amortization	308,968	302,788
Amortization of discount and debt financing costs, net	5,181	2,280
Realized and unrealized gains on marketable securities, net	(3,990)	(2,401)
Provision for credit losses	(222)	11
Company’s share of gain on the sales of co-investments	(9,231)	—
Equity income from co-investments	(28,099)	(22,186)
Operating distributions from co-investments	30,309	29,358
Accrued interest from notes and other receivables	(1,690)	(5,238)
Gain on the sale of real estate and land	(2,000)	(237,204)
Equity-based compensation	5,538	4,202
Loss on early retirement of debt	—	762
Gain on remeasurement of co-investment	—	(330)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets and other assets	8,222	2,008
Accounts payable, accrued liabilities and operating lease liabilities	49,353	(19,357)
Other liabilities	(637)	(1,697)
Net cash provided by operating activities	541,232	497,632
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(3,902)	(585,132)
Redevelopment	(23,192)	(30,309)
Development acquisitions of and additions to real estate under development	(39,751)	(16,419)
Capital expenditures on rental properties	(51,326)	(64,450)
Investments in notes receivable	(59,500)	(281)
Collections of notes and other receivables	91,610	3,096
Proceeds from insurance for property losses	2,025	1,857
Proceeds from dispositions of real estate	2,000	364,155
Contributions to co-investments	(1,429)	(8,727)
Changes in refundable deposits	—	8,000
Purchases of marketable securities	(14,284)	(10,068)
Sales and maturities of marketable securities	23,860	188
Non-operating distributions from co-investments	31,250	18,000
Net cash used in investing activities	(42,639)	(320,090)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	548,416
Payments on unsecured debt and mortgage notes	(450,545)	(615,502)
Proceeds from lines of credit and commercial paper	3,588,163	2,445,777
Repayments of lines of credit and commercial paper	(3,243,163)	(2,218,722)
Retirement of common stock	(61,915)	—

	Six Months Ended June 30,
	2026	2025
Additions to deferred charges	(576)	(5,393)
Payments related to debt prepayment penalties	—	(697)
Net costs from issuance of common stock	(59)	(101)
Net proceeds from stock options exercised	898	8,930
Payments related to tax withholding for share-based compensation	(805)	(519)
Distributions to noncontrolling interest	(16,054)	(16,213)
Redemption of noncontrolling interest	(1,562)	(8,556)
Common stock dividends paid	(332,217)	(322,924)
Net cash used in financing activities	(517,835)	(185,504)
Net decrease in unrestricted and restricted cash and cash equivalents	(19,242)	(7,962)
Unrestricted and restricted cash and cash equivalents at beginning of period	85,586	75,846
Unrestricted and restricted cash and cash equivalents at end of period	$66,344	$67,884

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $2.8 million and $1.4 million capitalized in 2026 and 2025, respectively)	$125,238	$122,558
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,029	$3,291
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$250	$—
Redemption of preferred equity investments upon acquisition of consolidated co-investments	$—	$94,669
Reclassifications to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$3,483	$2,073
Leased assets obtained in exchange for new operating lease liabilities	$—	$2,727

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,363,169	$3,363,169
Buildings and improvements	15,171,737	15,073,416
	18,534,906	18,436,585
Less: accumulated depreciation	(6,837,403)	(6,532,003)
	11,697,503	11,904,582
Real estate under development	184,130	157,122
Co-investments	612,512	630,550
	12,494,145	12,692,254
Cash and cash equivalents-unrestricted	58,327	76,241
Cash and cash equivalents-restricted	8,017	9,345
Marketable securities	92,165	98,070
Notes and other receivables, net of allowance for credit losses of $0.3 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively	96,334	141,591
Operating lease right-of-use assets	49,077	50,833
Prepaid expenses and other assets	100,237	90,675
Total assets	$12,898,302	$13,159,009
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,569,283	$6,015,921
Mortgage notes payable, net	784,217	784,348
Lines of credit and commercial paper	345,000	—
Accounts payable and accrued liabilities	270,439	221,351
Construction payable	33,256	24,743
Distributions payable	174,499	173,698
Distributions in excess of investments in co-investments	107,874	98,837
Operating lease liabilities	49,753	51,487
Other liabilities	51,092	51,729
Total liabilities	7,385,413	7,422,114
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	27,373	28,263
Capital:
General Partner:
Common equity (64,268,177 and 64,442,290 units issued and outstanding, respectively)	5,313,949	5,535,325
	5,313,949	5,535,325
Limited Partners:
Common equity (2,183,943 and 2,250,339 units issued and outstanding, respectively)	56,998	61,876
Accumulated other comprehensive income, net	13,320	10,138
Total partners’ capital	5,384,267	5,607,339
Noncontrolling interest	101,249	101,293
Total capital	5,485,516	5,708,632
Total liabilities and capital	$12,898,302	$13,159,009

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental and other property	$486,731	$467,610	$969,174	$929,699
Management and other fees from affiliates	2,318	2,223	4,631	4,717
	489,049	469,833	973,805	934,416
Expenses:
Property operating, excluding real estate taxes	89,608	86,394	178,739	172,421
Real estate taxes	51,414	49,035	103,539	101,629
Corporate-level property management expenses	13,432	12,220	26,830	24,552
Depreciation and amortization	154,073	151,501	308,968	302,788
General and administrative	73,149	17,157	93,163	33,449
	381,676	316,307	711,239	634,839
Gain on sale of real estate and land	2,000	126,174	2,000	237,204
Earnings from operations	109,373	279,700	264,566	536,781
Interest expense	(66,835)	(65,262)	(132,399)	(127,994)
Total return swap income	1,226	1,071	2,768	2,271
Interest and other income	9,087	6,808	10,123	11,097
Equity income from co-investments	13,715	8,977	37,330	22,186
Tax benefit (expense) on unconsolidated technology co-investments	363	232	(3,251)	395
Loss on early retirement of debt	—	—	—	(762)
Gain on remeasurement of co-investment	—	—	—	330
Net income	66,929	231,526	179,137	444,304
Net income attributable to noncontrolling interest	(2,344)	(2,383)	(4,697)	(4,772)
Net income available to common unitholders	$64,585	$229,143	$174,440	$439,532
Comprehensive income	$69,990	$227,447	$182,319	$430,870
Comprehensive income attributable to noncontrolling interest	(2,344)	(2,383)	(4,697)	(4,772)
Comprehensive income attributable to controlling interest	$67,646	$225,064	$177,622	$426,098
Per unit data:
Basic:
Net income available to common unitholders	$0.97	$3.44	$2.62	$6.60
Weighted average number of common units outstanding during the period	66,449,797	66,649,159	66,565,211	66,635,581
Diluted:
Net income available to common unitholders	$0.97	$3.44	$2.62	$6.59
Weighted average number of common units outstanding during the period	66,462,974	66,670,784	66,575,154	66,663,894

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and six months ended June 30, 2026 and 2025
(Unaudited)
(In thousands, except per unit amounts)

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended June 30, 2026	Units	Amount	Units	Amount
Balances at March 31, 2026	64,310	$5,429,423	2,184	$60,396	$10,259	$101,278	$5,601,356
Net income	—	62,462	—	2,123	—	2,344	66,929
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(13)	—	(13)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,143	—	3,143
Change in fair value of marketable debt securities, net	—	—	—	—	(69)	—	(69)
Issuance of common units under:
General partner’s stock based compensation, net	6	312	—	—	—	—	312
Sale of common stock by general partner, net	—	(59)	—	—	—	—	(59)
Equity based compensation costs	—	3,135	—	105	—	—	3,240
Retirement of common units, net	(48)	(11,702)	—	—	—	—	(11,702)
Changes in the redemption value and redemptions of redeemable noncontrolling interest	—	(1,712)		50	—	77	(1,585)
Distributions to noncontrolling interest	—	—	—	—	—	(2,345)	(2,345)
Redemptions	—	(1,436)	—	(21)	—	(105)	(1,562)
Distributions declared ($2.59 per unit)	—	(166,474)	—	(5,655)	—	—	(172,129)
Balances at June 30, 2026	64,268	$5,313,949	2,184	$56,998	$13,320	$101,249	$5,485,516

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six Months Ended June 30, 2026	Units	Amount	Units	Amount
Balances at December 31, 2025	64,442	$5,535,325	2,250	$61,876	$10,138	$101,293	$5,708,632
Net income	—	168,648	—	5,792	—	4,697	179,137
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(26)	—	(26)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	3,501	—	3,501
Change in fair value of marketable debt securities, net	—	—	—	—	(293)	—	(293)
Issuance of common units under:
General partner’s stock based compensation, net	13	93	—	—	—	—	93
Sale of common stock by general partner, net	—	(59)	—	—	—	—	(59)
Equity based compensation costs	—	5,986	—	204	—	—	6,190
Retirement of common units, net	(254)	(61,915)	—	—	—	—	(61,915)
Changes in the redemption value and redemptions of redeemable noncontrolling interest	67	612	(67)	210	—	68	890
Changes in noncontrolling interest from acquisition	—	(250)	1	250	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(4,704)	(4,704)
Redemptions	—	(1,436)	—	(21)	—	(105)	(1,562)
Distributions declared ($5.18 per unit)	—	(333,055)	—	(11,313)	—	—	(344,368)
Balances at June 30, 2026	64,268	$5,313,949	2,184	$56,998	$13,320	$101,249	$5,485,516

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Three Months Ended June 30, 2025	Units	Amount	Units	Amount
Balances at March 31, 2025	64,358	$5,554,381	2,283	$69,653	$20,074	$101,467	$5,745,575
Net income	—	221,362	—	7,781	—	2,383	231,526
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,149)	—	(4,149)
Change in fair value of marketable debt securities	—	—	—	—	70	—	70
Issuance of common units under:
General partner’s stock based compensation, net	19	2,902	—	—	—	—	2,902
Sale of common stock by general partner, net	—	(101)	—	—	—	—	(101)
Equity based compensation costs	—	2,279	—	80	—	—	2,359
Changes in the redemption value of redeemable noncontrolling interest	—	1,473	—	(91)	—	72	1,454
Distributions to noncontrolling interest	—	—	—	—	—	(2,386)	(2,386)
Redemptions	27	6,815	(27)	(6,815)	—	—	—
Distributions declared ($2.57 per unit)	—	(165,537)	—	(5,799)	—	—	(171,336)
Balances at June 30, 2025	64,404	$5,623,574	2,256	$64,809	$15,995	$101,536	$5,805,914

	General Partner		Limited Partners		Accumulated other comprehensive income, net	Noncontrolling interest	Total
	Common Equity		Common Equity
Six Months Ended June 30, 2025	Units	Amount	Units	Amount
Balances at December 31, 2024	64,280	$5,512,391	2,331	$73,418	$29,429	$105,152	$5,720,390
Net income	—	424,472	—	15,060	—	4,772	444,304
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(13,521)	—	(13,521)
Change in fair value of marketable debt securities	—	—	—	—	87	—	87
Issuance of common units under:
General partner’s stock based compensation, net	49	8,411	—	—	—	—	8,411
Sale of common stock by general partner, net	—	(101)	—	—	—	—	(101)
Equity based compensation costs	—	4,264	—	150	—	—	4,414
Changes in the redemption value of redeemable noncontrolling interest	—	(1,702)	—	(310)	—	(61)	(2,073)
Distributions to noncontrolling interest	—	—	—	—	—	(4,817)	(4,817)
Redemptions	75	6,795	(75)	(11,841)	—	(3,510)	(8,556)
Distributions declared ($5.14 per unit)	—	(330,956)	—	(11,668)	—	—	(342,624)
Balances at June 30, 2025	64,404	$5,623,574	2,256	$64,809	$15,995	$101,536	$5,805,914

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$179,137	$444,304
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	393	332
Depreciation and amortization	308,968	302,788
Amortization of discount and debt financing costs, net	5,181	2,280
Realized and unrealized gains on marketable securities, net	(3,990)	(2,401)
Provision for credit losses	(222)	11
Company’s share of gain on the sales of co-investments	(9,231)	—
Equity income from co-investments	(28,099)	(22,186)
Operating distributions from co-investments	30,309	29,358
Accrued interest from notes and other receivables	(1,690)	(5,238)
Gain on the sale of real estate and land	(2,000)	(237,204)
Equity-based compensation	5,538	4,202
Loss on early retirement of debt	—	762
Gain on remeasurement of co-investment	—	(330)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets and other assets	8,222	2,008
Accounts payable, accrued liabilities and operating lease liabilities	49,353	(19,357)
Other liabilities	(637)	(1,697)
Net cash provided by operating activities	541,232	497,632
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(3,902)	(585,132)
Redevelopment	(23,192)	(30,309)
Development acquisitions of and additions to real estate under development	(39,751)	(16,419)
Capital expenditures on rental properties	(51,326)	(64,450)
Investments in notes receivable	(59,500)	(281)
Collections of notes and other receivables	91,610	3,096
Proceeds from insurance for property losses	2,025	1,857
Proceeds from dispositions of real estate	2,000	364,155
Contributions to co-investments	(1,429)	(8,727)
Changes in refundable deposits	—	8,000
Purchases of marketable securities	(14,284)	(10,068)
Sales and maturities of marketable securities	23,860	188
Non-operating distributions from co-investments	31,250	18,000
Net cash used in investing activities	(42,639)	(320,090)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	—	548,416
Payments on unsecured debt and mortgage notes	(450,545)	(615,502)
Proceeds from lines of credit and commercial paper	3,588,163	2,445,777
Repayments of lines of credit and commercial paper	(3,243,163)	(2,218,722)
Retirement of common units	(61,915)	—
Additions to deferred charges	(576)	(5,393)

	Six Months Ended June 30,
	2026	2025
Payments related to debt prepayment penalties	—	(697)
Net costs from issuance of common units	(59)	(101)
Net proceeds from stock options exercised	898	8,930
Payments related to tax withholding for share-based compensation	(805)	(519)
Distributions to noncontrolling interest	(4,613)	(4,718)
Redemption of noncontrolling interests	(1,562)	(8,556)
Common units distributions paid	(343,658)	(334,419)
Net cash used in financing activities	(517,835)	(185,504)
Net decrease in unrestricted and restricted cash and cash equivalents	(19,242)	(7,962)
Unrestricted and restricted cash and cash equivalents at beginning of period	85,586	75,846
Unrestricted and restricted cash and cash equivalents at end of period	$66,344	$67,884

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $2.8 million and $1.4 million capitalized in 2026 and 2025, respectively)	$125,238	$122,558
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,029	$3,291
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$250	$—
Redemption of preferred equity investments upon acquisition of co-investments	$—	$94,669
Reclassifications to redeemable noncontrolling interest from general and limited partner capital and noncontrolling interest	$3,483	$2,073
Leased assets obtained in exchange for new operating lease liabilities	$—	$2,727

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.7% and 96.6% general partnership interest as of June 30, 2026 and December 31, 2025, respectively. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,183,943 and 2,250,339 as of June 30, 2026 and December 31, 2025, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $636.8 million and $588.9 million as of June 30, 2026 and December 31, 2025, respectively. The Company has reserved shares of common stock for such conversions.

As of June 30, 2026, the Company owned or had ownership interests in 258 operating apartment home communities, comprising 62,881 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects (collectively, the “Portfolio”). The operating apartment home communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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
June 30, 2026 and 2025
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

The Company recognizes any gains on sales of real estate and land when it transfers control of a property and when it is probable that the Company will collect substantially all of the related consideration.

Marketable Securities

The Company reports its equity securities and available-for-sale debt securities at fair value, based on quoted market prices (Level 1 for the equity securities and Level 2 for the available for sale debt securities, as defined by the FASB standard for fair value measurements). As of June 30, 2026 and December 31, 2025, none and less than $0.1 million, respectively, of equity securities presented within common stock, preferred stock, and stock funds in the tables below represented investments measured at fair value, using net asset value as a practical expedient, and were not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Any realized and unrealized gain or loss in equity securities, realized gain in debt securities, and interest income are included in interest and other income in the condensed consolidated statements of income and comprehensive income. There were no other-than-temporary impairment charges for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, U.S. Treasury and agency securities, certificates of deposit, corporate debt securities and municipal debt securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

As of June 30, 2026 and December 31, 2025, marketable securities consisted of the following ($ in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain (loss)	Carrying Value
Equity securities:
Common stock, preferred stock and stock funds	$38,426	$23,091	$61,517

Available for sale debt securities:
U.S. Treasury and agency securities	12,321	(61)	12,260
Certificates of deposit	6,169	—	6,169
Corporate debt securities	11,795	(44)	11,751
Municipal debt securities	465	3	468
Total - Marketable securities	$69,176	$22,989	$92,165

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$2,677	$6	$2,683
Common stock, preferred stock and stock funds	48,738	21,736	70,474

Available for sale debt securities:
U.S. Treasury and agency securities	10,186	103	10,289
Certificates of deposit	5,000	—	5,000
Corporate debt securities	8,954	105	9,059
Municipal debt securities	556	9	565
Total - Marketable securities	$76,111	$21,959	$98,070

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising ten communities), and four co-investments as of June 30, 2026 and December 31, 2025. The Company consolidated these entities because it was the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $988.1 million and $242.4 million, respectively, as of June 30, 2026 and $970.6 million and $242.5 million, respectively, as of December 31, 2025. Noncontrolling interests in these entities was $101.2 million as of June 30, 2026 and December 31, 2025. The Company’s financial risk in each VIE is limited to its equity investment in the VIE. As of June 30, 2026 and December 31, 2025, the Company was not deemed to be the primary beneficiary of any other VIEs and did not have any VIEs of which it was not deemed to be the primary beneficiary.

Equity-based Compensation

The cost of share- and unit-based compensation awards is measured at the grant date based on the estimated fair value of the awards. The estimated fair value of restricted stock granted by the Company is being amortized over the vesting period.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, commercial paper and notes and other receivables approximate fair value as of June 30, 2026 and December 31, 2025, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt with a carrying value of $5.5 billion and $5.9 billion as of June 30, 2026 and December 31, 2025, respectively, was approximately $5.3 billion and $5.8 billion, respectively. Management has estimated that the fair value of the Company’s $1.2 billion and $854.4 million of variable rate debt at June 30, 2026 and December 31, 2025, respectively, was approximately $1.2 billion and $853.2 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of June 30, 2026 and December 31, 2025 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of June 30, 2026 and December 31, 2025.

Capitalization of Costs

The Company’s capitalized costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $6.8 million and $6.1 million during the three months ended June 30, 2026 and 2025, respectively, and $13.5 million and $12.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company amortizes the capitalized costs over the useful life of the development.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of the co-investment in the condensed consolidated statements of income and comprehensive income equal to the amount by which the fair value of the co-investment interest, using Level 2 inputs, exceeds or is in deficit of the Company’s carrying value of the co-investment. A majority of the co-investments, excluding most preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote income if certain financial return benchmarks are achieved. Management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income from co-investments.

The Company evaluates its co-investments for impairment and records a loss if the carrying value is greater than the fair value of the investment and the impairment is other-than-temporary.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in fair value of derivatives and amortization of swap settlements	Unrealized gain (loss) on available for sale debt securities	Total
Balance at December 31, 2025	$5,837	$210	$6,047
Other comprehensive income (loss) before reclassification	2,235	(282)	1,953
Amounts reclassified from accumulated other comprehensive income	1,150	(26)	1,124
Other comprehensive income (loss)	3,385	(308)	3,077
Balance at June 30, 2026	$9,222	$(98)	$9,124

Essex Portfolio, L.P.
($ in thousands):

	Change in fair value of derivatives and amortization of swap settlements	Unrealized gain (loss) on available for sale debt securities	Total
Balance at December 31, 2025	$9,921	$217	$10,138
Other comprehensive income (loss) before reclassification	2,311	(293)	2,018
Amounts reclassified from accumulated other comprehensive income	1,190	(26)	1,164
Other comprehensive income (loss)	3,501	(319)	3,182
Balance at June 30, 2026	$13,422	$(102)	$13,320

Amounts reclassified from accumulated other comprehensive income, net in connection with derivatives are recorded in interest expense in the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $27.4 million and $28.3 million as of June 30, 2026 and December 31, 2025, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the six months ended June 30, 2026 was as follows ($ in thousands):

Balance at December 31, 2025	$28,263
Reclassification due to change in redemption value and other	3,483
Redemptions	(4,373)
Balance at June 30, 2026	$27,373

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents - unrestricted	$58,327	$76,241	$58,679	$66,795
Cash and cash equivalents - restricted	8,017	9,345	9,205	9,051
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statements of cash flows	$66,344	$85,586	$67,884	$75,846

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

(2) Significant Transactions During the Six Months Ended June 30, 2026 and Subsequent Events

Significant Transactions

Notes Receivable

In the second quarter of 2026, the Company received cash of $45.7 million from the repayment of a mezzanine loan for a property located in Northern California.

In February 2026, the Company funded a $59.5 million related party bridge loan to Wesco V, LLC (“Wesco V”), a co-investment, in connection with the payoff of a mortgage associated with one of Wesco V’s properties located in Northern California. The note receivable accrued interest at 5.0% and was scheduled to mature in September 2026. The loan was repaid in conjunction with the disposition of the property in June 2026. See Note 4, Co-investments, for additional information regarding the disposition.

Preferred Equity Investments

In the second quarter of 2026, the Company received cash of $42.1 million, including an early redemption fee of $0.2 million, for the full redemption of two preferred equity investments, one of which involved a related party, in joint ventures that hold properties located in California. See Note 6, Related Party Transactions, for additional details.

Common Stock

In May 2026, the Company’s Board of Directors approved a new stock repurchase plan, without an expiration date, to allow the Company to acquire common stock up to an aggregate value of $500.0 million. The plan supersedes the Company’s previous common stock repurchase plan announced in September 2022. During the three months ended June 30, 2026, the Company repurchased and retired 48,261 shares of the Company’s common stock through the Company’s previous plan, totaling $11.7 million, including commissions, at an average price per share of $242.47. During the six months ended June 30, 2026, the Company repurchased and retired 254,001 shares of the Company’s common stock through the Company’s previous plan, totaling $61.9 million, including commissions, at an average price per share of $243.76. As a result, as of June 30, 2026, the Company had $500.0 million of purchase authority remaining under the Company’s current stock repurchase plan.

Subsequent Events

Subsequent to quarter end, Wesco VII, LLC (“Wesco VII”), a joint venture in which the Company owns a 50% interest, funded preferred equity investments totaling $36.2 million in two stabilized apartment home communities located in Southern California. The investments have an initial preferred return of 11.5%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income	$479,418	$460,686	$955,230	$916,546
Other property	7,313	6,924	13,944	13,153
Management and other fees from affiliates	2,318	2,223	4,631	4,717
Total revenues	$489,049	$469,833	$973,805	$934,416

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Southern California	$195,506	$189,744	$390,811	$378,366
Northern California	205,088	189,791	406,706	370,707
Seattle Metro	79,633	78,297	158,654	155,511
Other real estate assets (1)	6,504	9,778	13,003	25,115
Total rental and other property revenues	$486,731	$467,610	$969,174	$929,699

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

The following table presents the Company’s rental and other property revenues disaggregated by current property category status for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Same-property (1)	$446,035	$434,370	$888,607	$864,379
Acquisitions (2)	21,495	11,099	42,256	15,669
Non-residential/other, net (3)	19,404	21,974	38,629	49,872
Straight-line rent concessions (4)	(203)	167	(318)	(221)
Total rental and other property revenues	$486,731	$467,610	$969,174	$929,699

(1)Same-property includes properties that have comparable stabilized results as of January 1, 2025 and are consolidated by the Company for the six months ended June 30, 2026 and 2025. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

(2)Acquisitions include properties acquired which did not have comparable stabilized results as of January 1, 2025.
(3)Non-residential/other, net consists of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, properties undergoing significant construction activities that do not meet our redevelopment criteria, properties subject to upcoming ground lease expirations, two communities located in the California counties of Santa Barbara and Santa Cruz, which the Company does not consider its core markets, and properties without comparable operating results in the reported periods.
(4)Represents straight-line concessions for residential operating communities. Same-property revenues reflect concessions on a cash basis. Total rental and other property revenues reflect concessions on a straight-line basis in accordance with U.S. GAAP.

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.1 million and $0.2 million as of June 30, 2026 and December 31, 2025 respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the six months ended June 30, 2026 that was included in the December 31, 2025 deferred revenue balance was $0.1 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of June 30, 2026, the Company had $0.1 million of remaining performance obligations. The Company expects to recognize approximately 59% of these remaining performance obligations in 2026 and the remaining 41% through 2027.

(4) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment home communities. The Company also invests in five unconsolidated technology co-investments with an aggregate commitment of $86.0 million as of both June 30, 2026 and December 31, 2025. The unconsolidated technology co-investment balance of these investments was $91.5 million, and $74.7 million as of June 30, 2026 and December 31, 2025, respectively.

In June 2026, Wesco V, a joint venture in which the Company owns a 50.0% interest, sold one of its apartment home communities named Meridian at Midtown for a total contract price of $105.3 million. In conjunction with the sale of the property, the related bridge loan in the amount of $59.5 million made by the Company to Wesco V was repaid. The Company recorded a $9.2 million gain from the sale as equity income from co-investments within the condensed consolidated statements of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

The carrying values of the Company’s co-investments as of June 30, 2026 and December 31, 2025 were as follows ($ in thousands, except in parenthetical):

	Weighted Average Company Ownership Percentage (1)	June 30, 2026	December 31, 2025
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V and Wesco VI (2)	55%	$68,998	$73,002
BEX IV and 500 Folsom	50%	133,022	135,518
Other (2)	53%	109,746	95,851
Total operating and other co-investments, net		311,766	304,371
Total preferred equity co-investments (3) (includes related party investments of $30.5 million and $52.8 million as of June 30, 2026 and December 31, 2025, respectively. See Note 6, Related Party Transactions, for further discussion)		192,872	227,342
Total co-investments, net		$504,638	$531,713

(1)Weighted average company ownership percentages are as of June 30, 2026.
(2)The Company’s investments in Wesco I, Wesco III, Wesco IV, Expo, and Silver as of June 30, 2026, and investments in Wesco I, Wesco III, Wesco IV, and Expo as of December 31, 2025 were classified as liabilities of $107.9 million and $98.8 million, respectively, due to distributions received in excess of the Company’s investment. The weighted average company ownership percentage excludes the Company’s investments in unconsolidated technology co-investments.
(3)Includes one preferred equity investment held with Wesco VII, LLC.

The combined summarized financial information of co-investments was as follows ($ in thousands):

	June 30, 2026	December 31, 2025
Combined balance sheets: (1)
Rental properties and real estate under development	$2,958,830	$3,220,390
Other assets	192,190	194,413
Total assets	$3,151,020	$3,414,803
Debt	$2,158,091	$2,412,106
Other liabilities	173,349	163,358
Equity	819,580	839,339
Total liabilities and equity	$3,151,020	$3,414,803

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Combined statements of income: (1)
Property revenues	$74,520	$84,569	$149,575	$170,875
Property operating expenses	(26,866)	(31,154)	(55,750)	(63,856)
Net operating income	47,654	53,415	93,825	107,019
Gain on sale of real estate	18,927	—	18,927	—
Interest expense	(20,218)	(28,137)	(40,178)	(55,438)
General and administrative	(4,197)	(4,358)	(8,117)	(8,564)
Depreciation and amortization	(27,047)	(36,224)	(55,075)	(72,811)
Net income (loss)	$15,119	$(15,304)	$9,382	$(29,794)
Company’s share of net income (2)	$13,715	$8,977	$37,330	$22,186

(1)Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2)Includes the Company’s share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes related party income of $1.0 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.

(5) Notes and Other Receivables

Notes and other receivables consisted of the following as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	$64,193	$64,193
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	—	43,941
Other receivables from affiliates (1) (2)	6,664	5,215
Straight-line rent receivables (3)	9,866	10,259
Other receivables	15,944	18,538
Allowance for credit losses	(333)	(555)
Total notes and other receivables	$96,334	$141,591

(1)See Note 6, Related Party Transactions, for additional details.
(2)These amounts consist of short-term loans outstanding and due from various joint ventures as of June 30, 2026 and December 31, 2025, respectively.
(3)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company’s operating properties.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

The activity in the allowance for credit losses for notes receivable, secured, for the periods presented was as follows ($ in thousands):

	Three Months Ended June 30,
	2026			2025
	Mezzanine Loans	Bridge Loans	Total	Mezzanine Loans	Bridge Loans	Total
Balance at beginning of period	$559	$30	$589	$526	$—	$526
Provision for credit losses	(226)	(30)	(256)	14	—	14
Balance at end of period	$333	$—	$333	$540	$—	$540

	Six Months Ended June 30,
	2026			2025
	Mezzanine Loans	Bridge Loans	Total	Mezzanine Loans	Bridge Loans	Total
Balance at beginning of period	$555	$—	$555	$529	$—	$529
Provision for credit losses	(222)	—	(222)	11	—	11
Balance at end of period	$333	$—	$333	$540	$—	$540

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $2.4 million and $2.3 million during the three months ended June 30, 2026 and 2025, respectively, and $4.7 million and $4.8 million during the six months ended June 30, 2026 and 2025, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of less than $0.1 million for both the three months ended June 30, 2026 and 2025, and less than $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, against general and administrative expenses.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. (“MMI”), a national brokerage firm listed on the New York Stock Exchange. For the three and six months ended June 30, 2026 and 2025, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of June 30, 2026 and December 31, 2025, $6.7 million and $5.2 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

In February 2026, the Company funded a $59.5 million related party bridge loan to Wesco V, a co-investment, in connection with the payoff of a mortgage associated with one of Wesco V’s properties located in Northern California. The note receivable accrued interest at 5.00% and was scheduled to mature in September 2026. In June 2026, the bridge loan was fully repaid in conjunction with the disposition of the property. See Note 4, Co-investments, for additional information regarding the disposition.

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
June 30, 2026 and 2025
(Unaudited)

In August 2022, the Company funded an $11.2 million preferred equity investment in an entity whose sponsor includes an affiliate of MMC. The entity owns three multifamily communities located in Azusa, CA. The investment accrues interest based on a 9.5% preferred return and is scheduled to mature in August 2027.

In October 2018, the Company funded an $18.6 million preferred equity investment in an entity whose sponsor is an affiliate of MMC. The entity wholly owns a 268-unit apartment home community development located in Burlingame, CA. The investment initially accrued interest based on a 12.0% preferred return which was reduced to 9.0% upon completion and lease-up of the project. In April 2023, the investment’s maturity date was extended from April 2024 to May 2026 with the investment accruing interest based on an 11.0% preferred return. In April 2023, the Company received cash of $11.2 million for a partial redemption and in May 2026, the Company received cash of $24.0 million for the full redemption of the remaining investment.

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of June 30, 2026, $11.0 million of this commitment was funded and the Company accrues interest based on a 9.0% preferred return. The remaining unfunded commitment of $2.0 million expired in November 2024.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consisted of the following for the periods presented ($ in thousands):

	June 30, 2026	December 31, 2025	Weighted Average Maturity In Years as of June 30, 2026
Term loan - variable rate, net (1)	$597,474	$596,668	4.2
Bonds public offering - fixed rate, net	4,971,809	5,419,253	7.2
Unsecured debt, net (2)	5,569,283	6,015,921
Lines of credit (3)	—	—
Commercial paper (4)	345,000	—
Mortgage notes payable, net (5)	784,217	784,348	7.5
Total debt, net	$6,698,500	$6,800,269
Weighted average interest rate on fixed rate unsecured bonds public offering	3.7%	3.7%
Weighted average interest rate on variable rate term loan	4.1%	4.1%
Weighted average interest rate on lines of credit	4.5%	4.8%
Weighted average interest rate on commercial paper	4.0%	—%
Weighted average interest rate on mortgage notes payable	4.3%	4.4%

(1)The $300.0 million unsecured term loan entered in May 2025 is priced at Secured Overnight Financing Rate (“SOFR”) plus 0.850% which is based on a tiered rate structure tied to the Company’s long-term unsecured credit rating and is swapped to an all-in rate of 4.1%. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. This term loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. The $300.0 million unsecured term loan entered in October 2022 is priced at SOFR plus 0.85% with a maturity date of January 2031, inclusive of extension options exercisable at the Company’s option. The interest rate is swapped to an all-in fixed rate of 4.0% through October 2026. In

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

April 2026, the Company entered into $200.0 million of replacement interest rate swaps, effective upon maturity of the existing swaps, at an average all-in fixed rate of 4.4% through January 2031.
(2)Unsecured debt, net, consists of fixed rate public bond offerings and a variable rate term loan which includes unamortized discounts, net of premiums of $3.1 million and $3.6 million, and unamortized debt issuance costs of $27.7 million and $30.4 million, as of June 30, 2026 and December 31, 2025, respectively.
(3)Lines of credit, related to the Company’s two lines of unsecured credit aggregating $1.58 billion as of June 30, 2026 and December 31, 2025, respectively, excluded unamortized debt issuance costs of $6.6 million and $7.3 million, respectively. These debt issuance costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets. As of June 30, 2026, the Company’s $1.5 billion credit facility had an interest rate at SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings. As of June 30, 2026, the Company’s $75.0 million working capital unsecured line of credit had an interest rate of SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings.
(4)The Company has a commercial paper program under which it can issue unsecured short-term notes, which are backstopped by, and reduce the borrowing capacity of, the Company’s $1.5 billion unsecured line of credit facility. The Company can issue up to $750.0 million of commercial paper for up to 397 days from the date of issue. The commercial paper balance excludes unamortized debt issuance costs of $0.3 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets in the condensed consolidated balance sheets.
(5)Includes total unamortized discounts, net of premiums of approximately $0.1 million and $0.2 million, and unamortized debt issuance costs of $2.3 million and $2.5 million, as of June 30, 2026 and December 31, 2025, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit and commercial paper, as of June 30, 2026 were as follows ($ in thousands):

2026	$98,860
2027	434,397
2028	518,332
2029	501,456
2030	916,592
Thereafter	3,916,889
Total	$6,386,526

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,
	2026			2025
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$195,506	$57,842	$137,664	$189,744	$54,964	$134,780
Northern California	205,088	59,512	145,576	189,791	58,195	131,596
Seattle Metro	79,633	23,355	56,278	78,297	20,456	57,841
Other real estate assets	6,504	313	6,191	9,778	1,814	7,964
Total	$486,731	$141,022	$345,709	$467,610	$135,429	$332,181

Total net operating income			345,709			332,181
Management and other fees from affiliates			2,318			2,223
Corporate-level property management expenses			(13,432)			(12,220)
Depreciation and amortization			(154,073)			(151,501)
General and administrative			(73,149)			(17,157)
Gain on sale of real estate and land			2,000			126,174
Interest expense			(66,835)			(65,262)
Total return swap income			1,226			1,071
Interest and other income			9,087			6,808
Equity income from co-investments			13,715			8,977
Tax benefit on unconsolidated technology co-investments			363			232
Net income			$66,929			$231,526

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

	Six Months Ended June 30,
	2026			2025
	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income	Rental and other property revenue	Property operating expenses, including real estate taxes	Net operating income
Southern California	$390,811	$115,464	$275,347	$378,366	$109,594	$268,772
Northern California	406,706	119,859	286,847	370,707	114,341	256,366
Seattle Metro	158,654	46,435	112,219	155,511	44,358	111,153
Other real estate assets	13,003	520	12,483	25,115	5,757	19,358
Total	$969,174	$282,278	$686,896	$929,699	$274,050	$655,649

Total net operating income			686,896			655,649
Management and other fees from affiliates			4,631			4,717
Corporate-level property management expenses			(26,830)			(24,552)
Depreciation and amortization			(308,968)			(302,788)
General and administrative			(93,163)			(33,449)
Gain on sale of real estate and land			2,000			237,204
Interest expense			(132,399)			(127,994)
Total return swap income			2,768			2,271
Interest and other income			10,123			11,097
Equity income from co-investments			37,330			22,186
Tax (expense) benefit on unconsolidated technology co-investments			(3,251)			395
Loss on early retirement of debt			—			(762)
Gain on remeasurement of co-investment			—			330
Net income			$179,137			$444,304

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Assets:
Southern California	$4,100,610	$4,194,554
Northern California	6,029,262	6,136,977
Seattle Metro	1,385,591	1,412,405
Other real estate assets (1)	182,040	160,646
Net reportable operating segments - real estate assets	11,697,503	11,904,582
Real estate under development	184,130	157,122
Co-investments	612,512	630,550
Cash and cash equivalents, including restricted cash	66,344	85,586
Marketable securities	92,165	98,070
Notes and other receivables	96,334	141,591
Operating lease right-of-use assets	49,077	50,833
Prepaid expenses and other assets	100,237	90,675
Total assets	$12,898,302	$13,159,009

(1)Includes retail space, commercial properties, held for sale properties and disposition properties.

(9) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share was calculated as follows ($ in thousands, except per share amounts):

	Three Months Ended June 30,
	2026			2025
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$62,462	64,265,835	$0.97	$221,362	64,385,988	$3.44
Effect of Dilutive Securities:
Stock options	—	13,177		—	21,625
Diluted:
Net income available to common stockholders	$62,462	64,279,012	$0.97	$221,362	64,407,613	$3.44

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

	Six Months Ended June 30,
	2026			2025
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$168,648	64,359,851	$2.62	$424,472	64,350,640	$6.60
Effect of Dilutive Securities:
Stock options	—	9,943		—	28,313
Diluted:
Net income available to common stockholders	$168,648	64,369,794	$2.62	$424,472	64,378,953	$6.59

Excluded from the calculations of diluted earnings per share above were weighted average convertible OP Units of 2,183,962 and 2,263,171, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended June 30, 2026 and 2025, respectively, and 2,205,360 and 2,284,941 for the six months ended June 30, 2026 and 2025, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $2.1 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively, and $5.8 million and $15.1 million for the six months ended June 30, 2026 and 2025, respectively.

Stock options of 250,512 for both of the three months ended June 30, 2026 and 2025, and 316,883 and 234,727 for the six months ended June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit was calculated as follows ($ in thousands, except per unit amounts):

	Three Months Ended June 30,
	2026			2025
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$64,585	66,449,797	$0.97	$229,143	66,649,159	$3.44
Effect of Dilutive Securities:
Stock options	—	13,177		—	21,625
Diluted:
Net income available to common unitholders	$64,585	66,462,974	$0.97	$229,143	66,670,784	$3.44

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

	Six Months Ended June 30,
	2026			2025
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$174,440	66,565,211	$2.62	$439,532	66,635,581	$6.60
Effect of Dilutive Securities:
Stock options	—	9,943		—	28,313
Diluted:
Net income available to common unitholders	$174,440	66,575,154	$2.62	$439,532	66,663,894	$6.59

Stock options of 250,512 for both of the three months ended June 30, 2026 and 2025, and 316,883 and 234,727 for the six months ended June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of June 30, 2026, the Company had six interest rate swap contracts and two forward starting interest rate swap contracts with an aggregate notional amount of $800.0 million. The Company has $600.0 million in notional amount that effectively fixed the interest rate on the Company’s $600.0 million unsecured term loan at 4.1%. In December 2025, the Company had entered into a $100.0 million forward starting interest rate swap which became effective in the second quarter of 2026. In April 2026, the Company entered into two forward starting interest rate swaps with an aggregate notional amount of $200.0 million which will be effective at a future date. These derivatives qualify for hedge accounting.

As of June 30, 2026 and December 31, 2025, the aggregate carrying value of the interest rate swap contracts was an asset of $6.7 million and $1.3 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, the aggregate carrying value of the forward starting interest rate swap contracts was $2.5 million and $0.7 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

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

A number of purported class actions were filed against RealPage, Inc. (“RealPage”), a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. During the three months ended June 30, 2026, the Company reached a settlement to fully resolve its case related to RealPage, for a settlement amount totaling $36.5 million. The settlement remains subject to court approval and, if the settlement is not approved, we intend to continue to vigorously defend ourselves. In addition to the RealPage matter, the Company fully resolved another litigation matter for a settlement amount totaling $19.3 million. That settlement is also subject to court approval and, if the settlement is not approved, we intend to continue to vigorously defend ourselves. In prior reporting periods no accrual was recorded because the loss was not considered both probable and reasonably estimable. Based on developments during the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)

current quarter, management concluded that recognition of a liability was required. The accrual for the loss contingencies related to these matters is presented in the accounts payable and accrued liabilities balance in the accompanying condensed consolidated balance sheets and in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income. Legal costs associated with the defense of these claims are recorded when incurred. The Company is subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. To the extent that such a matter arises or is identified in the future and the Company believes it will have a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment home communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2026, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of June 30, 2026, the Company owned or had ownership interests in 258 operating apartment communities, comprising 62,881 apartment homes, excluding the Company’s ownership in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects.

The Company’s apartment home communities are predominantly located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated operating communities were as follows:

	June 30, 2026		June 30, 2025
	Apartment Homes	%	Apartment Homes	%
Southern California	23,616	42%	23,222	42%
Northern California	21,101	38%	21,027	38%
Seattle Metro	10,899	20%	10,899	20%
Total	55,616	100%	55,148	100%

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The average financial occupancy for the Company’s 2026 Same-Property portfolio (stabilized properties consolidated by the Company for the quarters ended June 30, 2026 and 2025) was 96.3% and 96.2% for the three months ended June 30, 2026 and 2025, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2026 Same-Property portfolio for financial occupancy for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025
Southern California	95.7%	95.6%
Northern California	96.8%	96.6%
Seattle Metro	96.4%	96.4%

The following table provides a breakdown of rental and other property revenues, including the revenues attributable to the 2026 Same-Property portfolio ($ in thousands):

	Number of Apartment Homes	Three Months Ended June 30,		Dollar Change	Percentage Change
		2026	2025
2026 Same-Property:
Southern California	22,389	$184,753	$182,005	$2,748	1.5%
Northern California	18,847	181,650	174,068	7,582	4.4%
Seattle Metro	10,899	79,632	78,297	1,335	1.7%
Total 2026 Same-Property	52,135	446,035	434,370	11,665	2.7%
2026 Non-Same Property		40,696	33,240	7,456	22.4%
Total rental and other property revenues		$486,731	$467,610	$19,121	4.1%

2026 Same-Property Revenues increased by $11.7 million or 2.7% to $446.0 million for the second quarter of 2026 from $434.4 million for the second quarter of 2025. The increase was primarily attributable to an increase of 2.2% in average rental rates from $2,683 per apartment home for the second quarter of 2025 to $2,743 per apartment home for the second quarter of 2026.

2026 Non-Same Property Revenues increased by $7.5 million or 22.4% to $40.7 million in the second quarter of 2026 from $33.2 million in the second quarter of 2025. The increase was primarily due to the acquisitions of Revere Campbell, The Parc at Pruneyard, ViO, 1250 Lakeside, and the consolidation of Artizan and Skylux on Wilshire (fka TENTEN Downtown) in 2025. The increases were partially offset by the sale of The Grand, and Fourth & U in 2025.

Property operating expenses, excluding real estate taxes increased by $3.2 million or 3.7% to $89.6 million for the second quarter of 2026 compared to $86.4 million for the second quarter of 2025, primarily due to acquisitions in 2025 identified in the Non-Same Property Revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2025. Same-Property operating expenses, excluding real estate taxes, increased by $2.1 million or 2.6% to $83.2 million in the second quarter of 2026 compared to $81.1 million in the second quarter of 2025, primarily due to an increase of $2.2 million in utilities expenses resulting from increases in trash removal, gas, water and sewer costs.

Real estate taxes increased by $2.4 million or 4.9% to $51.4 million for the second quarter of 2026 compared to $49.0 million for the second quarter of 2025, primarily due to the acquisitions in 2025 identified in the Non-Same Property Revenues section above and increases in assessed values. Same-Property real estate taxes increased by $1.4 million or 3.3% to $46.0 million for the second quarter of 2026 compared to $44.6 million for the second quarter of 2025, primarily due to an increase in assessed values.

Depreciation and amortization expense increased by $2.6 million or 1.7% to $154.1 million for the second quarter of 2026 compared to $151.5 million for the second quarter of 2025, primarily due to acquisitions in 2025 identified in the Non-Same Property Revenues section above, partially offset by dispositions in 2025.

General and administrative expense increased by $55.9 million or 325.0% to $73.1 million for the second quarter of 2026 compared to $17.2 million for the second quarter of 2025, primarily due to legal settlement costs of $36.5 million to fully resolve its case related to RealPage and $19.3 million related to another litigation matter.

Gain on sale of real estate and land of $2.0 million for the second quarter of 2026 was due to the recognition of contingent consideration related to a previous sale of a land parcel in 2023. Gain on sale of real estate and land of $126.2 million for the second quarter of 2025 was attributable to the disposition of Essex Skyline.

Interest expense increased by $1.5 million or 2.3% to $66.8 million for the second quarter of 2026 compared to $65.3 million for the second quarter of 2025, primarily due to the issuance in December 2025 of $350.0 million senior unsecured notes due February 2036 and borrowing on the $300.0 million unsecured term loan in 2025 which resulted in an increase in interest expense of $7.5 million for the second quarter of 2026. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the second quarter of 2025, but primarily due to the payoff of $450.0 million of senior unsecured notes due April 2026, which resulted in a decrease in interest expense of $5.2 million for the second quarter of 2026. Additionally, there was an increase in capitalized interest of $0.8 million in the second quarter of 2026, due to an increase in development activity as compared to the same period in 2025.

Interest and other income increased by $2.3 million or 33.8% to $9.1 million for the second quarter of 2026 compared to $6.8 million for the second quarter of 2025, primarily due to a $3.2 million increase in net realized and unrealized gains on marketable securities from increases in the fair value of marketable securities partially offset by a decrease of $1.1 million in interest income due to repayment of notes receivable, and fewer short term investments during the second quarter of 2026 compared to the same period in 2025.

Equity income from co-investments increased by $4.7 million or 52.2% to $13.7 million for the second quarter of 2026 compared to $9.0 million for the second quarter of 2025, primarily due to a $9.2 million gain recognized on the sale of the co-investment community, Meridian at Midtown, partially offset by a decrease of $6.1 million in income from preferred equity investments due to a lower average outstanding investment balance during the second quarter of 2026 compared to the same period in 2025.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The Company’s average financial occupancy for its stabilized apartment home communities or “Same-Property” (stabilized properties consolidated by the Company for the six months ended June 30, 2026 and 2025) was 96.4% and 96.2% for the six months ended June 30, 2026 and 2025, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
Southern California	95.9%	95.7%
Northern California	96.9%	96.7%
Seattle Metro	96.5%	96.3%

The following table provides a breakdown of property revenue amounts, including the revenues attributable to Same-
Properties ($ in thousands):

	Number of Apartment Homes	Six Months Ended June 30,		Dollar Change	Percentage Change
		2026	2025
2026 Same-Property:
Southern California	22,389	$369,790	$363,039	$6,751	1.9%
Northern California	18,847	360,164	345,829	14,335	4.1%
Seattle Metro	10,899	158,653	155,511	3,142	2.0%
Total 2026 Same-Property	52,135	888,607	864,379	24,228	2.8%
2026 Non-Same Property		80,567	65,320	15,247	23.3%
Total rental and other property revenues		$969,174	$929,699	$39,475	4.2%

2026 Same-Property Revenues increased by $24.2 million or 2.8% to $888.6 million for the six months ended June 30, 2026 from $864.4 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase of 2.2% in average rental rates from $2,671 per apartment home for the six months ended June 30, 2025 to $2,731 per apartment home for the six months ended June 30, 2026.

2026 Non-Same Property Revenues increased by $15.2 million or 23.3% to $80.6 million for the six months ended June 30, 2026 from $65.3 million for the six months ended June 30, 2025. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park, Revere Campbell, The Parc at Pruneyard, ViO, 1250 Lakeside, and the consolidation of Artizan and Skylux on Wilshire (fka TENTEN Downtown) in 2025. The increases were partially offset by the dispositions of Highridge, Essex Skyline, The Grand, and Fourth & U in 2025.

Property operating expenses, excluding real estate taxes increased by $6.3 million or 3.7% to $178.7 million for the six months ended June 30, 2026 compared to $172.4 million for the six months ended June 30, 2025, primarily due to acquisitions in 2025 identified in the Non-Same Property Revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2025. Same-Property operating expenses, excluding real estate taxes, increased by $3.6 million or 2.2% to $165.4 million for the six months ended June 30, 2026 compared to $161.8 million for the six months ended June 30, 2025, primarily due to an increase of $4.3 million in utilities expenses resulting from increases in trash removal, gas, water and sewer costs.

Real estate taxes increased by $1.9 million or 1.9% to $103.5 million for the six months ended June 30, 2026 compared to $101.6 million for the six months ended June 30, 2025, primarily due to the acquisitions in 2025 identified in the Non-Same Property Revenues section above and increases in assessed values. Same-Property real estate taxes increased by $0.2 million or 0.2% to $93.3 million for the six months ended June 30, 2026 compared to $93.1 million for the six months ended June 30, 2025, primarily due to an increase in assessed values.

Depreciation and amortization expense increased by $6.2 million or 2.0% to $309.0 million for the six months ended June 30, 2026 compared to $302.8 million for the six months ended June 30, 2025, primarily due to acquisitions in 2025 identified in the Non-Same Property Revenues section above, partially offset by dispositions in 2025.

General and administrative expense increased by $59.8 million or 179.0% to $93.2 million for the six months ended June 30, 2026 compared to $33.4 million for the six months ended June 30, 2025, primarily due to legal settlement costs of $36.5 million to fully resolve its case related to RealPage and $19.3 million related to another litigation matter.

Gain on sale of real estate and land of $2.0 million during the six months ended June 30, 2026 was due to the recognition of contingent consideration related to a previous sale of a land parcel in 2023. Gain on sale of real estate and land of $237.2 million during the six months ended June 30, 2025 was attributable to the dispositions of Highridge and Essex Skyline in 2025.

Interest expense increased by $4.4 million or 3.4% to $132.4 million for the six months ended June 30, 2026 compared to $128.0 million for the six months ended June 30, 2025, primarily due to borrowing on the $300.0 million unsecured term loan during 2025, the issuance in February 2025 of $400 million senior unsecured notes due April 2035, and the issuance in December 2025 of $350.0 million senior unsecured notes due February 2036, which resulted in an increase in interest expense of $18.6 million for the six months ended June 30, 2026. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the six months ended June 30, 2025, but primarily due to the payoff of the $500.0 million of senior unsecured notes due April 2025 and the $450.0 million of senior unsecured notes due April 2026, which resulted in a decrease in interest expense of $12.7 million for the six months ended June 30, 2026. Additionally, there was a $1.5 million increase in capitalized interest in the six months ended June 30, 2026, due to an increase in development activity as compared to the same period in 2025.

Interest and other income decreased by $1.0 million or 9.0% to $10.1 million in income for the six months ended June 30, 2026 compared to $11.1 million for the six months ended June 30, 2025, primarily due to a decrease of $2.4 million due to repayment of notes receivable, and fewer short term investments during the six months ended June 30, 2026 compared to the same period in 2025. The decrease was partially offset by a $1.6 million increase in the fair value of marketable securities.

Equity income from co-investments increased by $15.1 million or 68.0% to $37.3 million for the six months ended June 30, 2026 compared to $22.2 million for the six months ended June 30, 2025, primarily due to an increase of $14.6 million in unrealized and realized gains from unconsolidated technology co-investments as a result of change in fair value of investments held by the co-investments. The increase was also attributable to a $9.2 million gain recognized on the sale of the co-investment community, Meridian at Midtown. These increases were partially offset by a decrease of $12.3 million in income from preferred equity investments due to a lower average outstanding investment balance during the six months ended June 30, 2026 compared to the same period in 2025.

Loss on early retirement of debt of $0.8 million for the six months ended June 30, 2025 was due to the payoff of debt in conjunction with the disposition of Highridge in 2025 with no corresponding activity during the six months ended June 30, 2026.

Gain on remeasurement of co-investment of $0.3 million for the six months ended June 30, 2025 resulted from the Company’s consolidation of its investment in Artizan in 2025 with no corresponding activity during the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $58.3 million of unrestricted cash and cash equivalents and $92.2 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, commercial paper or decreased investment in redevelopment activities to supplement operating cash flows. The timing, source and amounts of cash flows provided by or used in financing activities and investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of June 30, 2026, Moody’s and Standard & Poor’s credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable, and BBB+/Stable, respectively.

As of June 30, 2026, the Company had two unsecured lines of credit aggregating $1.58 billion, including a $1.5 billion unsecured line of credit and a $75.0 million working capital unsecured line of credit. As of June 30, 2026, there was no amount outstanding on the Company’s $1.5 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at Secured Overnight Financing Rate (“SOFR”) plus 0.775% as of June 30, 2026. This facility is scheduled to mature in January 2030, with two six-month extensions, exercisable at the Company’s option. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit. As of June 30, 2026, there was no amount outstanding on the Company’s $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at SOFR plus 0.775% as of June 30, 2026. This facility is scheduled to mature July 2028.

As of June 30, 2026, the Company had an unsecured commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). As of June 30, 2026, there was $345.0 million outstanding under the Commercial Paper Program. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s $1.5 billion unsecured line of credit facility serves as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company. The Company has used and expects to continue to use the proceeds from the Notes for general corporate purposes and working capital purposes.

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

During the six months ended June 30, 2026, the Company did not issue any shares of its common stock through the 2024 ATM Program.

During the three months ended March 31, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share, which is to be settled by September 2026.

As of June 30, 2026, $900.0 million of shares of common stock remained available to be sold under the 2024 ATM Program, pending the settlement of outstanding forward sale agreements.

In May 2026, the Company announced that its Board of Directors approved a new stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company’s previous common stock repurchase plan announced in September 2022. During the six months ended June 30, 2026, the Company repurchased and retired 254,001 shares totaling $61.9 million, including commissions, at an average price per share of $243.76 under the previous plan. As of June 30, 2026, the Company had $500.0 million of purchase authority remaining under the current stock repurchase plan.

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

As of June 30, 2026, the Company’s development pipeline was comprised of one consolidated development project of 543 apartment homes and various predevelopment projects, with total incurred costs of $184.1 million, and estimated remaining project costs of approximately $160.5 million, for total estimated project costs of $344.6 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 7,265 apartment homes in operating communities with joint ventures and technology co-investments for a total book value of $311.8 million as of June 30, 2026.

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

While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts; tariffs, geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; the Company’s inability to maintain its investment grade credit rating with the rating agencies; the Company may be unsuccessful in the management of its relationships with its co-investment partners; the Company may fail to achieve its business objectives; time of actual completion and/or stabilization of development and redevelopment projects; estimates of future income from an acquired property may prove to be inaccurate; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations and the anticipated or actual impact of future changes in laws or regulations; unexpected difficulties in leasing of future development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company’s annual report on Form 10-K for the year ended December 31, 2025, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income available to common stockholders	$62,462	$221,362	$168,648	$424,472
Adjustments:
Depreciation and amortization	154,073	151,501	308,968	302,788
Gains not included in FFO	(11,231)	(126,174)	(11,231)	(237,534)
Depreciation and amortization from unconsolidated co-investments	13,167	14,406	26,483	28,784
Noncontrolling interest related to Operating Partnership units	2,123	7,781	5,792	15,060
Depreciation attributable to third party ownership and other	(38)	(38)	(77)	(84)
Funds from operations attributable to common stockholders and unitholders	$220,556	$268,838	$498,583	$533,486
FFO per share - diluted	$3.32	$4.03	$7.49	$8.00
Non-core items:
Tax (benefit) expense on unconsolidated technology co-investments	(363)	(232)	3,251	(395)
Realized and unrealized gains on marketable securities, net	(5,716)	(2,492)	(3,990)	(2,401)
Provision for credit losses	(256)	14	(222)	11
Equity loss (income) from unconsolidated technology co-investments	849	104	(16,187)	(1,612)
Loss on early retirement of debt	—	—	—	762
Income from early redemption of preferred equity investments and notes receivable	(179)	—	(179)	—
General and administrative and other, net (1)	56,785	2,661	61,330	3,937
Insurance reimbursements and other, net	(247)	(339)	(298)	(700)
Core funds from operations attributable to common stockholders and unitholders	$271,429	$268,554	$542,288	$533,088
Core FFO per share - diluted	$4.08	$4.03	$8.15	$8.00
Weighted average number of shares outstanding - diluted (2)	66,462,974	66,670,784	66,575,154	66,663,894

(1)Includes political advocacy costs of $0.1 million and $1.7 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2026, the Company reached a settlement to fully resolve its case related to RealPage, Inc., totaling $36.5 million and another litigation matter totaling $19.3 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings from operations	$109,373	$279,700	$264,566	$536,781
Adjustments:
Corporate-level property management expenses	13,432	12,220	26,830	24,552
Depreciation and amortization	154,073	151,501	308,968	302,788
Management and other fees from affiliates	(2,318)	(2,223)	(4,631)	(4,717)
General and administrative	73,149	17,157	93,163	33,449
Gain on sale of real estate and land	(2,000)	(126,174)	(2,000)	(237,204)
NOI	345,709	332,181	686,896	655,649
Less: Non-Same Property NOI	(28,878)	(23,457)	(56,996)	(46,157)
Same-Property NOI	$316,831	$308,724	$629,900	$609,492

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of June 30, 2026, the Company had six interest rate swap contracts and two forward starting interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on the Company’s $600.0 million unsecured term loan. The Company’s interest rate swaps were designated as a cash flow hedge as of June 30, 2026. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2026. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2026 ($ in thousands):

	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$600,000	2026-2030	$6,707	$12,149	$1,226
Forward starting interest rate swap	200,000	2031	2,466	6,194	(1,346)
Total cash flow hedges	$800,000	2026-2030	$9,173	$18,343	$(120)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $258.2 million that effectively convert $258.2 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index plus a spread and had a carrying value of zero as of June 30, 2026. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

Interest Rate Sensitive Liabilities

The Company is exposed to interest rate changes primarily as a result of its lines of credit, commercial paper, and long-term debt which are used to maintain liquidity, fund capital expenditures, and expand the Company’s Portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows ($ in thousands):

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair value
Fixed rate debt	$98,292	$350,000	$517,000	$500,000	$615,000	$3,448,000	$5,528,292	$5,273,550
Average interest rate	3.5%	3.8%	2.2%	4.1%	3.4%	4.0%	3.7%
Variable rate debt (1)	$568	$429,397	$1,332	$1,456	$301,592	$468,889	$1,203,234	$1,195,928
Average interest rate	3.6%	3.9%	3.6%	3.6%	4.1%	3.9%	3.9%

(1)$258.2 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of June 30, 2026. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2026, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, Essex’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

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

Essex Portfolio, L.P.

As of June 30, 2026, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2026, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2026, Essex issued an aggregate of 6,761 shares of its common stock upon the exercise of stock options, the vesting of restricted stock awards, and the exchange of OP units by limited partners or members into shares of common stock. Essex contributed the net proceeds of $0.3 million from the option exercises during the three months ended June 30, 2026 to the Operating Partnership in exchange for an aggregate of 1,368 OP Units, as required by the Operating Partnership’s partnership agreement. Furthermore, for each share of common stock issued by Essex in connection with vesting of restricted stock awards and the exchange of OP Units, the Operating Partnership issued OP Units to Essex, as required by the partnership agreement. During the three months ended June 30, 2026, 5,393 OP Units were issued to Essex pursuant to this mechanism.

Stock Repurchases

The following table summarizes the Company’s purchases of its common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
April 1, 2026 - April 30, 2026	48,261	$242.47	48,261	$240.8
Total	48,261	$242.47	48,261	$500.0

(1)Includes commissions for the shares repurchased under the stock repurchase plan.
(2)In May 2026, the Board of Directors approved a new stock repurchase plan to allow the Company to acquire shares of common stock up to an aggregate of $500.0 million. The plan supersedes the Company’s previous common stock repurchase plan announced in September 2022.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 105b-1 trading arrangement”.

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

Date: July 30, 2026

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 30, 2026

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: July 30, 2026

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: July 30, 2026

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer