Form 10-Q
period 2026-09-30
ESSEX PROPERTY TRUST, INC.; ESSEX PORTFOLIO LP
filed 2026-10-28
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,337,514 shares of Common Stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 21, 2026.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine-month periods ended September 30, 2026 of Essex Property Trust, Inc., a Maryland corporation, and Essex Portfolio, L.P., a California limited partnership of which Essex Property Trust, Inc. is the sole general partner.

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

Essex operates as a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of the Operating Partnership. As of September 30, 2026, Essex owned approximately 96.7% of the ownership interest in the Operating Partnership with the remaining 3.3% interest owned by limited partners. As the sole general partner of the Operating Partnership, Essex has exclusive control of the Operating Partnership’s day-to-day management.

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

All of the Company’s property ownership, development, and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in the Operating Partnership. Essex’s primary function is acting as the general partner of the Operating Partnership. As general partner with control of the Operating Partnership, Essex consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of Essex and the Operating Partnership are the same on their respective financial statements. Essex also issues equity from time to time and guarantees certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its co-investments. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for OP Units (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company’s business. These sources of capital include the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facilities, the issuance of secured and unsecured debt and equity securities, and proceeds received from disposition of certain properties and co-investments.

The Company believes it is important to understand the few differences between Essex and the Operating Partnership in the context of how Essex and the Operating Partnership operate as a consolidated company. Stockholders’ equity, partners’ capital, and noncontrolling interest are the main areas of difference between the condensed consolidated financial statements of Essex and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s condensed consolidated financial statements and as noncontrolling interest in Essex’s condensed consolidated financial statements. The noncontrolling interest in the Operating Partnership’s condensed consolidated financial statements includes the interest of unaffiliated partners in various consolidated partnerships and co-investment partners. The noncontrolling interest in Essex’s condensed consolidated financial statements includes (i) the same noncontrolling interest as presented in the Operating Partnership’s condensed consolidated financial statements and (ii) OP Unitholders. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at Essex and Operating Partnership levels.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,355,893	$3,363,169
Buildings and improvements	15,146,101	15,073,416
	18,501,994	18,436,585
Less: accumulated depreciation	(6,931,353)	(6,532,003)
	11,570,641	11,904,582
Real estate under development	210,654	157,122
Co-investments	612,871	630,550
	12,394,166	12,692,254
Cash and cash equivalents-unrestricted	72,059	76,241
Cash and cash equivalents-restricted	8,239	9,345
Marketable securities	102,665	98,070
Notes and other receivables, net of allowance for credit losses of $0.3 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively	94,064	141,591
Operating lease right-of-use assets	31,231	50,833
Prepaid expenses and other assets	113,830	90,675
Total assets	$12,816,254	$13,159,009
LIABILITIES AND EQUITY
Unsecured debt, net	$5,844,670	$6,015,921
Mortgage notes payable, net	761,144	784,348
Accounts payable and accrued liabilities	325,671	221,351
Construction payable	33,494	24,743
Dividends payable	174,745	173,698
Distributions in excess of investments in co-investments	108,854	98,837
Operating lease liabilities	31,813	51,487
Other liabilities	50,340	51,729
Total liabilities	7,330,731	7,422,114
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	26,069	28,263
Equity:
Common stock; $0.0001 par value, 670,000,000 shares authorized; 64,337,514 and 64,442,290 shares issued and outstanding, respectively	6	6
Additional paid-in capital	6,652,282	6,683,514
Distributions in excess of accumulated earnings	(1,381,186)	(1,148,195)
Accumulated other comprehensive income, net	27,426	6,047
Total stockholders’ equity	5,298,528	5,541,372
Noncontrolling interest	160,926	167,260
Total equity	5,459,454	5,708,632
Total liabilities and equity	$12,816,254	$13,159,009

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental and other property	$490,346	$470,942	$1,459,520	$1,400,641
Management and other fees from affiliates	2,344	2,361	6,975	7,078
	492,690	473,303	1,466,495	1,407,719
Expenses:
Property operating, excluding real estate taxes	95,927	91,413	274,666	263,834
Real estate taxes	53,569	52,023	157,108	153,652
Corporate-level property management expenses	13,393	12,216	40,223	36,768
Depreciation and amortization	152,552	151,489	461,520	454,277
General and administrative	16,561	18,058	109,724	51,507
Expensed acquisition and investment related costs	—	25	—	25
Impairment loss	10,709	—	10,709	—
	342,711	325,224	1,053,950	960,063
Gain on sale of real estate and land	6,781	62,320	8,781	299,524
Earnings from operations	156,760	210,399	421,326	747,180
Interest expense	(64,755)	(64,660)	(197,155)	(192,654)
Total return swap income	1,339	1,329	4,108	3,600
Interest and other income	686	5,900	10,809	16,997
Equity income from co-investments	9,212	17,798	46,542	39,984
Tax benefit (expense) on unconsolidated technology co-investments	493	1,958	(2,758)	2,353
Loss on early retirement of debt	—	—	—	(762)
Gain on remeasurement of co-investment	—	—	—	330
Net income	103,735	172,724	282,872	617,028
Net income attributable to noncontrolling interest	(5,666)	(8,103)	(16,155)	(27,935)
Net income available to common stockholders	$98,069	$164,621	$266,717	$589,093
Comprehensive income	$122,661	$168,771	$304,980	$599,641
Comprehensive income attributable to noncontrolling interest	(6,290)	(7,969)	(16,884)	(27,347)
Comprehensive income attributable to controlling interest	$116,371	$160,802	$288,096	$572,294
Per share data:
Basic:
Net income available to common stockholders	$1.53	$2.56	$4.15	$9.15
Weighted average number of shares outstanding during the period	64,290,878	64,404,008	64,336,608	64,368,625
Diluted:
Net income available to common stockholders	$1.52	$2.56	$4.14	$9.15
Weighted average number of shares outstanding during the period	64,311,993	64,418,240	64,350,275	64,392,244

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
Three Months Ended September 30, 2026	Shares	Amount
Balances at June 30, 2026	64,268	$6	$6,626,545	$(1,312,602)	$9,124	$162,443	$5,485,516
Net income	—	—	—	98,069	—	5,666	103,735
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(17)	—	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	19,406	662	20,068
Change in fair value of marketable debt securities, net	—	—	—	—	(1,087)	(38)	(1,125)
Issuance of common stock under:
Stock option and restricted stock plans, net	17	—	4,334	—	—	—	4,334
Sale of common stock, net	53	—	16,274	—	—	—	16,274
Equity-based compensation costs	—	—	3,938	—	—	134	4,072
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,220	—	—	84	1,304
Distributions to noncontrolling interest	—	—	—	—	—	(8,024)	(8,024)
Redemptions of noncontrolling interest	—	—	(29)	—	—	(1)	(30)
Common stock dividends ($2.59 per share)	—	—	—	(166,653)	—	—	(166,653)
Balances at September 30, 2026	64,338	$6	$6,652,282	$(1,381,186)	$27,426	$160,926	$5,459,454

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
Nine Months Ended September 30, 2026	Shares	Amount
Balances at December 31, 2025	64,442	$6	$6,683,514	$(1,148,195)	$6,047	$167,260	$5,708,632
Net income	—	—	—	266,717	—	16,155	282,872
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(43)	—	(43)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	22,791	778	23,569
Change in fair value of marketable debt securities, net	—	—	—	—	(1,369)	(49)	(1,418)
Issuance of common stock under:
Stock option and restricted stock plans, net	30	—	4,427	—	—	—	4,427
Sale of common stock, net	53	—	16,215	—	—	—	16,215
Equity-based compensation costs	—	—	9,924	—	—	338	10,262
Retirement of common stock, net	(254)	—	(61,915)	—	—	—	(61,915)
Changes in the redemption value and redemptions of redeemable noncontrolling interest	67	—	1,832	—	—	362	2,194
Changes in noncontrolling interest from acquisition	—	—	(250)	—	—	250	—
Distributions to noncontrolling interest	—	—	—	—	—	(24,041)	(24,041)
Redemptions of noncontrolling interest	—	—	(1,465)	—	—	(127)	(1,592)
Common stock dividends ($7.77 per share)	—	—	—	(499,708)	—	—	(499,708)
Balances at September 30, 2026	64,338	$6	$6,652,282	$(1,381,186)	$27,426	$160,926	$5,459,454

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
Three Months Ended September 30, 2025	Shares	Amount
Balances at June 30, 2025	64,404	$6	$6,685,714	$(1,062,146)	$11,675	$170,665	$5,805,914
Net income	—	—	—	164,621	—	8,103	172,724
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(16)	(1)	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(3,913)	(137)	(4,050)
Change in fair value of marketable debt securities, net	—	—	—	—	110	4	114
Issuance of common stock under:
Stock option and restricted stock plans, net	—	—	(41)	—	—	—	(41)
Sale of common stock, net	—	—	(179)	—	—	—	(179)
Equity-based compensation costs	—	—	2,519	—	—	88	2,607
Changes in the redemption value of redeemable noncontrolling interest	—	—	3,016	—	—	160	3,176
Distributions to noncontrolling interest	—	—	—	—	—	(8,192)	(8,192)
Redemptions of noncontrolling interest	—	—	(4,440)	—	—	(479)	(4,919)
Common stock dividends ($2.57 per share)	—	—	—	(165,610)	—	—	(165,610)
Balances at September 30, 2025	64,404	$6	$6,686,589	$(1,063,135)	$7,856	$170,211	$5,801,527

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
Nine Months Ended September 30, 2025	Shares	Amount
Balances at December 31, 2024	64,280	$6	$6,668,047	$(1,155,662)	$24,655	$183,344	$5,720,390
Net income	—	—	—	589,093	—	27,935	617,028
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(16)	(1)	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(16,977)	(594)	(17,571)
Change in fair value of marketable debt securities, net	—	—	—	—	194	7	201
Issuance of common stock under:
Stock option and restricted stock plans, net	49	—	8,370	—	—	—	8,370
Sale of common stock, net	—	—	(280)	—	—	—	(280)
Equity-based compensation costs	—	—	6,783	—	—	238	7,021
Changes in the redemption value of redeemable noncontrolling interest	—	—	1,314	—	—	(211)	1,103
Distributions to noncontrolling interest	—	—	—	—	—	(24,677)	(24,677)
Redemptions of noncontrolling interest	75	—	2,355	—	—	(15,830)	(13,475)
Common stock dividends ($7.71 per share)	—	—	—	(496,566)	—	—	(496,566)
Balances at September 30, 2025	64,404	$6	$6,686,589	$(1,063,135)	$7,856	$170,211	$5,801,527

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$282,872	$617,028
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	573	3,089
Depreciation and amortization	461,520	454,277
Amortization of discount and debt financing costs, net	7,716	4,609
Realized and unrealized gains on marketable securities, net	(3,482)	(4,059)
Provision for credit losses	(222)	61
Company’s share of gain on the sales of co-investments	(14,989)	(5,189)
Equity income from co-investments	(31,553)	(34,795)
Operating distributions from co-investments	49,073	64,125
Accrued interest from notes and other receivables	(1,693)	(7,949)
Impairment loss	10,709	—
Gain on the sale of real estate and land	(8,781)	(299,524)
Equity-based compensation	9,165	6,664
Loss on early retirement of debt	—	762
Gain on remeasurement of co-investment	—	(330)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	12,673	3,171
Accounts payable, accrued liabilities, and operating lease liabilities	102,906	40,595
Other liabilities	(1,882)	(2,314)
Net cash provided by operating activities	874,605	840,221
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(6,142)	(686,681)
Redevelopment	(49,840)	(57,226)
Development acquisitions of and additions to real estate under development	(65,142)	(44,124)
Capital expenditures on rental properties	(87,083)	(100,810)
Investments in notes receivable	(59,500)	(81,481)
Collections of notes and other receivables	91,610	3,096
Proceeds from insurance for property losses	2,721	2,581
Proceeds from dispositions of real estate	39,307	509,946
Contributions to co-investments	(25,480)	(31,024)
Changes in refundable deposits	—	8,000
Purchases of marketable securities	(29,590)	(10,488)
Sales and maturities of marketable securities	27,016	408
Non-operating distributions from co-investments	48,833	114,014
Net cash used in investing activities	(113,290)	(373,789)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	305,000	751,416
Payments on unsecured debt and mortgage notes	(503,314)	(797,348)
Proceeds from lines of credit and commercial paper	6,342,449	5,037,741
Repayments of lines of credit and commercial paper	(6,342,449)	(4,930,686)
Retirement of common stock	(61,915)	—

	Nine Months Ended September 30,
	2026	2025
Additions to deferred charges	(2,722)	(9,160)
Payments related to debt prepayment penalties	—	(697)
Net proceeds (costs) from issuance of common stock	16,215	(280)
Net proceeds from stock options exercised	5,232	8,930
Payments related to tax withholding for share-based compensation	(805)	(560)
Distributions to noncontrolling interest	(24,031)	(24,402)
Redemption of noncontrolling interest	(1,592)	(13,475)
Common stock dividends paid	(498,671)	(488,514)
Net cash used in financing activities	(766,603)	(467,035)
Net decrease in unrestricted and restricted cash and cash equivalents	(5,288)	(603)
Unrestricted and restricted cash and cash equivalents at beginning of period	85,586	75,846
Unrestricted and restricted cash and cash equivalents at end of period	$80,298	$75,243

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $4.7 million and $2.5 million capitalized in 2026 and 2025, respectively)	$199,948	$186,656
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,552	$4,807
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$250	$—
Redemption of preferred equity investments upon acquisition of consolidated co-investments	$—	$94,669
Reclassifications to (from) redeemable noncontrolling interest from (to) additional paid-in capital and noncontrolling interest	$2,179	$(1,103)
Leased assets obtained in exchange for new operating lease liabilities	$3,771	$2,727

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	September 30, 2026	December 31, 2025
ASSETS
Real estate investments:
Rental properties:
Land and land improvements	$3,355,893	$3,363,169
Buildings and improvements	15,146,101	15,073,416
	18,501,994	18,436,585
Less: accumulated depreciation	(6,931,353)	(6,532,003)
	11,570,641	11,904,582
Real estate under development	210,654	157,122
Co-investments	612,871	630,550
	12,394,166	12,692,254
Cash and cash equivalents-unrestricted	72,059	76,241
Cash and cash equivalents-restricted	8,239	9,345
Marketable securities	102,665	98,070
Notes and other receivables, net of allowance for credit losses of $0.3 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively	94,064	141,591
Operating lease right-of-use assets	31,231	50,833
Prepaid expenses and other assets	113,830	90,675
Total assets	$12,816,254	$13,159,009
LIABILITIES AND CAPITAL
Unsecured debt, net	$5,844,670	$6,015,921
Mortgage notes payable, net	761,144	784,348
Accounts payable and accrued liabilities	325,671	221,351
Construction payable	33,494	24,743
Distributions payable	174,745	173,698
Distributions in excess of investments in co-investments	108,854	98,837
Operating lease liabilities	31,813	51,487
Other liabilities	50,340	51,729
Total liabilities	7,330,731	7,422,114
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	26,069	28,263
Capital:
General Partner:
Common equity (64,337,514 and 64,442,290 units issued and outstanding, respectively)	5,271,102	5,535,325
	5,271,102	5,535,325
Limited Partners:
Common equity (2,183,943 and 2,250,339 units issued and outstanding, respectively)	54,897	61,876
Accumulated other comprehensive income, net	32,246	10,138
Total partners’ capital	5,358,245	5,607,339
Noncontrolling interest	101,209	101,293
Total capital	5,459,454	5,708,632
Total liabilities and capital	$12,816,254	$13,159,009

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental and other property	$490,346	$470,942	$1,459,520	$1,400,641
Management and other fees from affiliates	2,344	2,361	6,975	7,078
	492,690	473,303	1,466,495	1,407,719
Expenses:
Property operating, excluding real estate taxes	95,927	91,413	274,666	263,834
Real estate taxes	53,569	52,023	157,108	153,652
Corporate-level property management expenses	13,393	12,216	40,223	36,768
Depreciation and amortization	152,552	151,489	461,520	454,277
General and administrative	16,561	18,058	109,724	51,507
Expensed acquisition and investment related costs	—	25	—	25
Impairment loss	10,709	—	10,709	—
	342,711	325,224	1,053,950	960,063
Gain on sale of real estate and land	6,781	62,320	8,781	299,524
Earnings from operations	156,760	210,399	421,326	747,180
Interest expense	(64,755)	(64,660)	(197,155)	(192,654)
Total return swap income	1,339	1,329	4,108	3,600
Interest and other income	686	5,900	10,809	16,997
Equity income from co-investments	9,212	17,798	46,542	39,984
Tax benefit (expense) on unconsolidated technology co-investments	493	1,958	(2,758)	2,353
Loss on early retirement of debt	—	—	—	(762)
Gain on remeasurement of co-investment	—	—	—	330
Net income	103,735	172,724	282,872	617,028
Net income attributable to noncontrolling interest	(2,336)	(2,336)	(7,033)	(7,108)
Net income available to common unitholders	$101,399	$170,388	$275,839	$609,920
Comprehensive income	$122,661	$168,771	$304,980	$599,641
Comprehensive income attributable to noncontrolling interest	(2,336)	(2,336)	(7,033)	(7,108)
Comprehensive income attributable to controlling interest	$120,325	$166,435	$297,947	$592,533
Per unit data:
Basic:
Net income available to common unitholders	$1.53	$2.56	$4.15	$9.15
Weighted average number of common units outstanding during the period	66,474,822	66,660,423	66,534,750	66,643,952
Diluted:
Net income available to common unitholders	$1.52	$2.56	$4.14	$9.15
Weighted average number of common units outstanding during the period	66,495,937	66,674,655	66,548,417	66,667,571

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Capital for the three and nine months ended September 30, 2026 and 2025
(Unaudited)
(In thousands, except per unit amounts)

	General Partner		Limited Partners		Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2026	Units	Amount	Units	Amount
Balances at June 30, 2026	64,268	$5,313,949	2,184	$56,998	$13,320	$101,249	$5,485,516
Net income	—	98,069	—	3,330	—	2,336	103,735
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(17)	—	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	20,068	—	20,068
Change in fair value of marketable debt securities, net	—	—	—	—	(1,125)	—	(1,125)
Issuance of common units under:
General partner’s stock based compensation, net	17	4,334	—	—	—	—	4,334
Sale of common stock by general partner, net	53	16,274	—	—	—	—	16,274
Equity-based compensation costs	—	3,938	—	134	—	—	4,072
Changes in the redemption value of redeemable noncontrolling interest	—	1,220	—	91	—	(7)	1,304
Distributions to noncontrolling interest	—	—	—	—	—	(2,368)	(2,368)
Redemptions	—	(29)	—	—	—	(1)	(30)
Distributions declared ($2.59 per unit)	—	(166,653)	—	(5,656)	—	—	(172,309)
Balances at September 30, 2026	64,338	$5,271,102	2,184	$54,897	$32,246	$101,209	$5,459,454

	General Partner		Limited Partners		Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
	Common Equity		Common Equity
Nine Months Ended September 30, 2026	Units	Amount	Units	Amount
Balances at December 31, 2025	64,442	$5,535,325	2,250	$61,876	$10,138	$101,293	$5,708,632
Net income	—	266,717	—	9,122	—	7,033	282,872
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(43)	—	(43)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	23,569	—	23,569
Change in fair value of marketable debt securities, net	—	—	—	—	(1,418)	—	(1,418)
Issuance of common units under:
General partner’s stock based compensation, net	30	4,427	—	—	—	—	4,427
Sale of common stock by general partner, net	53	16,215	—	—	—	—	16,215
Equity-based compensation costs	—	9,924	—	338	—	—	10,262
Retirement of common units, net	(254)	(61,915)	—	—	—	—	(61,915)
Changes in the redemption value and redemptions of redeemable noncontrolling interest	67	1,832	(67)	301	—	61	2,194
Changes in noncontrolling interest from acquisition	—	(250)	1	250	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(7,072)	(7,072)
Redemptions	—	(1,465)	—	(21)	—	(106)	(1,592)
Distributions declared ($7.77 per unit)	—	(499,708)	—	(16,969)	—	—	(516,677)
Balances at September 30, 2026	64,338	$5,271,102	2,184	$54,897	$32,246	$101,209	$5,459,454

	General Partner		Limited Partners		Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
	Common Equity		Common Equity
Three Months Ended September 30, 2025	Units	Amount	Units	Amount
Balances at June 30, 2025	64,404	$5,623,574	2,256	$64,809	$15,995	$101,536	$5,805,914
Net income	—	164,621	—	5,767	—	2,336	172,724
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(17)	—	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(4,050)	—	(4,050)
Change in fair value of marketable debt securities, net	—	—	—	—	114	—	114
Issuance of common units under:
General partner’s stock based compensation, net	—	(41)	—	—	—	—	(41)
Sale of common stock by general partner, net	—	(179)	—	—	—	—	(179)
Equity-based compensation costs	—	2,519	—	88	—	—	2,607
Changes in the redemption value of redeemable noncontrolling interest	—	3,016	—	(124)	—	284	3,176
Distributions to noncontrolling interest	—	—	—	—	—	(2,392)	(2,392)
Redemptions	—	(4,440)	—	—	—	(479)	(4,919)
Distributions declared ($2.57 per unit)	—	(165,610)	—	(5,800)	—	—	(171,410)
Balances at September 30, 2025	64,404	$5,623,460	2,256	$64,740	$12,042	$101,285	$5,801,527

	General Partner		Limited Partners		Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
	Common Equity		Common Equity
Nine Months Ended September 30, 2025	Units	Amount	Units	Amount
Balances at December 31, 2024	64,280	$5,512,391	2,331	$73,418	$29,429	$105,152	$5,720,390
Net income	—	589,093	—	20,827	—	7,108	617,028
Reversal of unrealized gains upon the sale of marketable debt securities, net	—	—	—	—	(17)	—	(17)
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	(17,571)	—	(17,571)
Change in fair value of marketable debt securities, net	—	—	—	—	201	—	201
Issuance of common units under:
General partner’s stock based compensation, net	49	8,370	—	—	—	—	8,370
Sale of common stock by general partner, net	—	(280)	—	—	—	—	(280)
Equity-based compensation costs	—	6,783	—	238	—	—	7,021
Changes in the redemption value of redeemable noncontrolling interest	—	1,314	—	(434)	—	223	1,103
Distributions to noncontrolling interest	—	—	—	—	—	(7,209)	(7,209)
Redemptions	75	2,355	(75)	(11,841)	—	(3,989)	(13,475)
Distributions declared ($7.71 per unit)	—	(496,566)	—	(17,468)	—	—	(514,034)
Balances at September 30, 2025	64,404	$5,623,460	2,256	$64,740	$12,042	$101,285	$5,801,527

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$282,872	$617,028
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-lined rents	573	3,089
Depreciation and amortization	461,520	454,277
Amortization of discount and debt financing costs, net	7,716	4,609
Realized and unrealized gains on marketable securities, net	(3,482)	(4,059)
Provision for credit losses	(222)	61
Company’s share of gain on the sales of co-investments	(14,989)	(5,189)
Equity income from co-investments	(31,553)	(34,795)
Operating distributions from co-investments	49,073	64,125
Accrued interest from notes and other receivables	(1,693)	(7,949)
Impairment loss	10,709	—
Gain on the sale of real estate and land	(8,781)	(299,524)
Equity-based compensation	9,165	6,664
Loss on early retirement of debt	—	762
Gain on remeasurement of co-investment	—	(330)
Changes in operating assets and liabilities:
Prepaid expenses, receivables, operating lease right-of-use assets, and other assets	12,673	3,171
Accounts payable, accrued liabilities, and operating lease liabilities	102,906	40,595
Other liabilities	(1,882)	(2,314)
Net cash provided by operating activities	874,605	840,221
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures, net of cash acquired	(6,142)	(686,681)
Redevelopment	(49,840)	(57,226)
Development acquisitions of and additions to real estate under development	(65,142)	(44,124)
Capital expenditures on rental properties	(87,083)	(100,810)
Investments in notes receivable	(59,500)	(81,481)
Collections of notes and other receivables	91,610	3,096
Proceeds from insurance for property losses	2,721	2,581
Proceeds from dispositions of real estate	39,307	509,946
Contributions to co-investments	(25,480)	(31,024)
Changes in refundable deposits	—	8,000
Purchases of marketable securities	(29,590)	(10,488)
Sales and maturities of marketable securities	27,016	408
Non-operating distributions from co-investments	48,833	114,014
Net cash used in investing activities	(113,290)	(373,789)
Cash flows from financing activities:
Proceeds from unsecured debt and mortgage notes	305,000	751,416
Payments on unsecured debt and mortgage notes	(503,314)	(797,348)
Proceeds from lines of credit and commercial paper	6,342,449	5,037,741
Repayments of lines of credit and commercial paper	(6,342,449)	(4,930,686)
Retirement of common units	(61,915)	—
Additions to deferred charges	(2,722)	(9,160)

	Nine Months Ended September 30,
	2026	2025
Payments related to debt prepayment penalties	—	(697)
Net proceeds (costs) from issuance of common units	16,215	(280)
Net proceeds from stock options exercised	5,232	8,930
Payments related to tax withholding for share-based compensation	(805)	(560)
Distributions to noncontrolling interest	(6,933)	(7,157)
Redemption of noncontrolling interests	(1,592)	(13,475)
Common units distributions paid	(515,769)	(505,759)
Net cash used in financing activities	(766,603)	(467,035)
Net decrease in unrestricted and restricted cash and cash equivalents	(5,288)	(603)
Unrestricted and restricted cash and cash equivalents at beginning of period	85,586	75,846
Unrestricted and restricted cash and cash equivalents at end of period	$80,298	$75,243

Supplemental disclosure of cash flow information:
Cash paid for interest (net of $4.7 million and $2.5 million capitalized in 2026 and 2025, respectively)	$199,948	$186,656
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,552	$4,807
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$250	$—
Redemption of preferred equity investments upon acquisition of co-investments	$—	$94,669
Reclassifications to (from) redeemable noncontrolling interest from (to) general and limited partner capital and noncontrolling interest	$2,179	$(1,103)
Leased assets obtained in exchange for new operating lease liabilities	$3,771	$2,727

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 include the accounts of the Company and the Operating Partnership. Essex is the sole general partner of the Operating Partnership, with a 96.7% and 96.6% general partnership interest as of September 30, 2026 and December 31, 2025, respectively. Total Operating Partnership limited partnership units (“OP Units,” and the holders of such OP Units, “Unitholders”) outstanding were 2,183,943 and 2,250,339 as of September 30, 2026 and December 31, 2025, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $588.3 million and $588.9 million as of September 30, 2026 and December 31, 2025, respectively. The Company has reserved shares of common stock for such conversions.

As of September 30, 2026, the Company owned or had ownership interests in 255 operating apartment home communities, comprising 62,436 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects (collectively, the “Portfolio”). The operating apartment home communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. In addition, disclosures for property, plant, and equipment will be required for all capitalized software costs. ASU 2025-06 will be effective for the Company beginning January 1, 2028 and early adoption is permitted. Upon adoption, the new standard may be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated results of operations and financial position.

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
September 30, 2026 and 2025
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

Marketable Securities

The Company reports its equity securities and available-for-sale debt securities at fair value, based on quoted market prices (Level 1 for the equity securities and Level 2 for the available for sale debt securities, as defined by the FASB standard for fair value measurements). As of September 30, 2026 and December 31, 2025, none and less than $0.1 million, respectively, of equity securities presented within common stock, preferred stock, and stock funds in the tables below represented investments measured at fair value, using net asset value as a practical expedient, and were not categorized in the fair value hierarchy.

Any unrealized gain or loss in debt securities classified as available for sale is recorded as other comprehensive income. Any realized and unrealized gain or loss in equity securities, realized gain in debt securities, and interest income are included in interest and other income in the condensed consolidated statements of income and comprehensive income. There were no other-than-temporary impairment charges for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, equity securities and available for sale debt securities consisted primarily of investment funds-debt securities, common stock, preferred stock and stock funds, U.S. Treasury and agency securities, certificates of deposit, corporate debt securities, and municipal debt securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

As of September 30, 2026 and December 31, 2025, marketable securities consisted of the following ($ in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Equity securities:
Common stock, preferred stock, and stock funds	$48,373	$22,543	$70,916

Available for sale debt securities:
U.S. Treasury and agency securities	13,788	(740)	13,048
Certificates of deposit	6,235	—	6,235
Corporate debt securities	12,504	(491)	12,013
Municipal debt securities	466	(13)	453
Total - Marketable securities	$81,366	$21,299	$102,665

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Equity securities:
Investment funds - debt securities	$2,677	$6	$2,683
Common stock, preferred stock, and stock funds	48,738	21,736	70,474

Available for sale debt securities:
U.S. Treasury and agency securities	10,186	103	10,289
Certificates of deposit	5,000	—	5,000
Corporate debt securities	8,954	105	9,059
Municipal debt securities	556	9	565
Total - Marketable securities	$76,111	$21,959	$98,070

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (“VIEs”), the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising ten communities), and three co-investments as of September 30, 2026. As of December 31, 2025, the Company consolidated the Operating Partnership, 18 DownREIT entities (comprising ten communities), and four co-investments. The Company consolidated these entities because it was the primary beneficiary. Essex has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to the above consolidated co-investments and DownREIT entities, net of intercompany eliminations, were $933.9 million and $219.0 million, respectively, as of September 30, 2026 and $970.6 million and $242.5 million, respectively, as of December 31, 2025. Noncontrolling interests in these entities were $101.1 million and $101.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s financial risk in each VIE is limited to its equity investment in the VIE. As of September 30, 2026 and December 31, 2025, the Company was not deemed to be the primary beneficiary of any other VIEs and did not have any VIEs of which it was not deemed to be the primary beneficiary.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

Fair Value of Financial Instruments

Management estimates that the carrying amounts of the outstanding balances under its lines of credit, commercial paper, and notes and other receivables approximate fair value as of September 30, 2026 and December 31, 2025, because interest rates, yields, and other terms for these instruments are consistent with interest rates, yields, and other terms currently available for similar instruments. Management has estimated that the fair value of the Company’s fixed rate debt, including variable rate debt swapped to fixed rate, with a carrying value of $6.1 billion and $6.5 billion as of September 30, 2026 and December 31, 2025, respectively, was approximately $5.7 billion and $6.4 billion, respectively. Management has estimated that the fair value of the Company’s $530.7 million and $257.7 million of variable rate debt at September 30, 2026 and December 31, 2025, respectively, was approximately $529.0 million and $256.2 million, respectively, based on the terms of existing mortgage notes payable, unsecured debt, and lines of credit compared to those available in the marketplace. Management estimates that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities, and dividends payable approximate fair value as of September 30, 2026 and December 31, 2025 due to the short-term maturity of these instruments. Marketable securities are carried at fair value as of September 30, 2026 and December 31, 2025.

Capitalization of Costs

The Company’s capitalized costs related to development and redevelopment projects were comprised primarily of interest and employee compensation and totaled $7.2 million and $6.5 million during the three months ended September 30, 2026 and 2025, respectively, and $20.7 million and $18.8 million for the nine months ended September 30, 2026 and 2025, respectively. The Company amortizes the capitalized costs over the useful life of the development.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

Changes in Accumulated Other Comprehensive Income, Net by Component

Essex Property Trust, Inc.
($ in thousands):

	Change in Fair Value of Derivatives and Amortization of Swap Settlements	Unrealized Gain (Loss) on Available for Sale Debt Securities	Total
Balance at December 31, 2025	$5,837	$210	$6,047
Other comprehensive income (loss) before reclassification	20,808	(1,369)	19,439
Amounts reclassified from accumulated other comprehensive income	1,983	(43)	1,940
Other comprehensive income (loss)	22,791	(1,412)	21,379
Balance at September 30, 2026	$28,628	$(1,202)	$27,426

Essex Portfolio, L.P.
($ in thousands):

	Change in Fair Value of Derivatives and Amortization of Swap Settlements	Unrealized Gain (Loss) on Available for Sale Debt Securities	Total
Balance at December 31, 2025	$9,921	$217	$10,138
Other comprehensive income (loss) before reclassification	21,517	(1,418)	20,099
Amounts reclassified from accumulated other comprehensive income	2,052	(43)	2,009
Other comprehensive income (loss)	23,569	(1,461)	22,108
Balance at September 30, 2026	$33,490	$(1,244)	$32,246

Amounts reclassified from accumulated other comprehensive income, net in connection with derivatives are recorded in interest expense in the condensed consolidated statements of income and comprehensive income. Realized gains and losses on available for sale debt securities are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

Redeemable Noncontrolling Interest

The carrying value of redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets was $26.1 million and $28.3 million as of September 30, 2026 and December 31, 2025, respectively. The limited partners may redeem their noncontrolling interests for cash in certain circumstances.

The changes in the redemption value of redeemable noncontrolling interests for the nine months ended September 30, 2026 was as follows ($ in thousands):

Balance at December 31, 2025	$28,263
Reclassification due to change in redemption value and other	2,179
Redemptions	(4,373)
Balance at September 30, 2026	$26,069

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows ($ in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents - unrestricted	$72,059	$76,241	$65,959	$66,795
Cash and cash equivalents - restricted	8,239	9,345	9,284	9,051
Total unrestricted and restricted cash and cash equivalents shown in the condensed consolidated statements of cash flows	$80,298	$85,586	$75,243	$75,846

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

(2) Significant Transactions During the Nine Months Ended September 30, 2026 and Subsequent Events

Significant Transactions

Disposition of Real Estate Interests

The table below summarizes disposition activity for the nine months ended September 30, 2026 ($ in millions):

Property Name	Location	Date	Apartment Homes	Sale Price at Pro Rata Share
Collins on Pine	WA	Aug-26	76	$30.0	(1)
Marina City Club	CA	Aug-26	101	11.0	(2)
Total dispositions			177	$41.0

(1)    The Company recognized a $6.8 million gain on sale of real estate and land in the condensed consolidated statements of income and comprehensive income.
(2)     Concurrent with the disposition, the Company recorded a $10.7 million impairment loss in the condensed consolidated statements of income and comprehensive income to write down the property’s carrying value to its fair value.

Notes Receivable

In the second quarter of 2026, the Company received cash of $45.7 million from the repayment of a mezzanine loan for a property located in Northern California.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

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

Preferred Equity Investments

In the third quarter of 2026, the Company received cash of $15.6 million, for the full redemption of a preferred equity investment in a joint venture that holds a property located in California. See Note 4, Co-investments, for additional details.

In the third quarter of 2026, Wesco VII, LLC (“Wesco VII”), a joint venture in which the Company owns a 50.0% interest, funded preferred equity investments totaling $36.2 million in two stabilized apartment home communities located in California. The investments have an initial preferred return of 11.5% and a maturity date in July 2029.

In the second quarter of 2026, the Company received cash of $42.1 million, including an early redemption fee of $0.2 million, for the full redemption of two preferred equity investments, one of which involved a related party, in joint ventures that hold properties located in California. See Note 6, Related Party Transactions, for additional details.

Debt

In September 2026, the Company entered into a $275.0 million unsecured term loan priced at Secured Overnight Financing Rate (“SOFR”) plus 0.800%, which is based on a tiered rate structure tied to the Operating Partnership’s long-term unsecured credit ratings. The loan has a maturity date in September 2029, with two one-year extension options, exercisable at the Company’s discretion. The Company may elect to increase this facility by up to an additional $225.0 million, to an aggregate size of $500.0 million, provided that one or more banks (from the lenders or as otherwise permitted) voluntarily agree to provide the additional commitment.

Common Stock

In September 2026, the Company settled all of its forward sale agreements under the 2024 ATM Program by issuing 52,600 shares of common stock at a weighted average forward price of $311.13 per share, after commissions, which was inclusive of adjustments made to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s common stock over the term of the forward sale agreements, for net proceeds of $16.4 million. As of September 30, 2026, $883.5 million of shares remained available to be sold under the 2024 ATM Program.

In May 2026, the Company’s Board of Directors approved a new stock repurchase plan, without an expiration date, to allow the Company to acquire common stock up to an aggregate value of $500.0 million. The plan supersedes the Company’s previous common stock repurchase plan announced in September 2022. During the nine months ended September 30, 2026, the Company repurchased and retired 254,001 shares of the Company’s common stock through the Company’s previous plan, and none through the Company’s current plan, totaling $61.9 million, including commissions, at an average price per share of $243.76. As a result, as of September 30, 2026, the Company had $500.0 million of purchase authority remaining under the Company’s current stock repurchase plan.

Subsequent Events

Subsequent to quarter end, the Company acquired a 378-unit apartment home community built in 2024 and located in Oakland, CA. This transaction follows the liquidation of the Company’s $64.2 million subordinated loan interest and payoff of the associated $92.3 million senior mortgage. The Company has not accrued income on this investment since the third quarter of 2025 and will consolidate the community on its financial statements in the fourth quarter of 2026.

Subsequent to quarter end, the Company acquired Lincoln Landing, a 474-unit apartment home community built in 2022 and located in Hayward, CA for a contract price of $205.3 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

(3) Revenues

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income	$482,770	$463,892	$1,438,000	$1,380,438
Other property	7,576	7,050	21,520	20,203
Management and other fees from affiliates	2,344	2,361	6,975	7,078
Total revenues	$492,690	$473,303	$1,466,495	$1,407,719

The following table presents the Company’s rental and other property revenues disaggregated by geographic operating segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Southern California	$195,141	$189,262	$583,177	$564,861
Northern California	208,638	193,208	615,344	563,915
Seattle Metro	79,711	78,683	237,249	233,083
Other real estate assets (1)	6,856	9,789	23,750	38,782
Total rental and other property revenues	$490,346	$470,942	$1,459,520	$1,400,641

(1)    Other real estate assets consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, and straight-line rent adjustments for concessions. Executive management does not evaluate such operating performance geographically.

The following table presents the Company’s rental and other property revenues disaggregated by current property category status for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Same-property (1)	$449,896	$436,733	$1,337,388	$1,300,001
Acquisitions (2)	22,295	13,398	64,551	29,067
Non-residential/other, net (3)	18,272	20,496	58,016	71,479
Straight-line rent concessions (4)	(117)	315	(435)	94
Total rental and other property revenues	$490,346	$470,942	$1,459,520	$1,400,641

(1)Same-property includes properties that have comparable stabilized results as of January 1, 2025 and are consolidated by the Company for the nine months ended September 30, 2026 and 2025. A community is considered to have reached stabilized operations once it achieves an initial occupancy of 90%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
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

Deferred Revenues and Remaining Performance Obligations

When cash payments are received or due in advance of the Company’s performance of contracts with customers, deferred revenue is recorded. The total deferred revenue balance related to such contracts was $0.1 million and $0.2 million as of September 30, 2026 and December 31, 2025 respectively, and was included in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The amount of revenue recognized for the nine months ended September 30, 2026 that was included in the December 31, 2025 deferred revenue balance was $0.1 million, which was included in rental and other property revenue within the condensed consolidated statements of income and comprehensive income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue recognition accounting standard. As of September 30, 2026, the Company had $0.1 million of remaining performance obligations. The Company expects to recognize approximately 42% of these remaining performance obligations in 2026 and the remaining 58% through 2027.

(4) Co-investments

The Company has joint ventures which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments typically own, operate, and develop apartment home communities. The Company has provided limited payment guarantees on certain loans of its co-investments, which are secured by joint venture-owned apartment home communities. The aggregate amount guaranteed by the Company is $165.4 million as of September 30, 2026. The Company does not expect to incur any obligations under these guarantees, therefore there is no liability associated with these guarantees in the accompanying condensed consolidated balance sheets. The Company also invests in five unconsolidated technology co-investments with an aggregate commitment of $86.0 million as of both September 30, 2026 and December 31, 2025. The unconsolidated technology co-investment balance of these investments was $94.1 million, and $74.7 million as of September 30, 2026 and December 31, 2025, respectively.

In August 2026, a single asset joint venture in which the Company owned 58.0% interest, sold its apartment home community named Silver for a total contract price of $122.3 million. Concurrent with the sale of the property, the Company received cash proceeds of $15.6 million from the redemption of a preferred equity investment associated with the property. The Company recorded a $5.8 million gain from the sale as equity income from co-investments within the condensed consolidated statements of income and comprehensive income.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

The carrying values of the Company’s co-investments as of September 30, 2026 and December 31, 2025 were as follows ($ in thousands, except in parenthetical):

	Weighted Average Company Ownership Percentage (1)	September 30, 2026	December 31, 2025
Ownership interest in:
Wesco I, Wesco III, Wesco IV, Wesco V, and Wesco VI (2)	55%	$62,358	$73,002
BEX IV and 500 Folsom	50%	130,262	135,518
Other (2)	50%	113,125	95,851
Total operating and other co-investments, net		305,745	304,371
Total preferred equity co-investments (3) (includes related party investments of $31.2 million and $52.8 million as of September 30, 2026 and December 31, 2025, respectively. See Note 6, Related Party Transactions, for further discussion)		198,272	227,342
Total co-investments, net		$504,017	$531,713

(1)Weighted average company ownership percentages are as of September 30, 2026.
(2)As of September 30, 2026 and December 31, 2025, the Company’s investments in Wesco I, Wesco III, Wesco IV, and Expo were classified as a liability of $108.9 million and $98.8 million, respectively, due to distributions received in excess of the Company’s investment. The weighted average company ownership percentage excludes the Company’s investments in unconsolidated technology co-investments.
(3)Includes three preferred equity investments held by Wesco VII.

The combined summarized financial information of co-investments was as follows ($ in thousands):

	September 30, 2026	December 31, 2025
Combined balance sheets: (1)
Rental properties and real estate under development	$3,158,933	$3,220,390
Other assets	164,297	194,413
Total assets	$3,323,230	$3,414,803
Debt	$2,140,215	$2,412,106
Other liabilities	180,789	163,358
Equity	1,002,226	839,339
Total liabilities and equity	$3,323,230	$3,414,803

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Combined statements of income: (1)
Property revenues	$98,289	$84,580	$247,864	$255,455
Property operating expenses	(42,540)	(32,008)	(98,290)	(95,864)
Net operating income	55,749	52,572	149,574	159,591
Gain on sale of real estate	37,913	10,378	56,840	10,378
Interest expense	(31,677)	(26,565)	(71,855)	(82,003)
General and administrative	(4,599)	(4,431)	(12,716)	(12,995)
Depreciation and amortization	(44,703)	(35,052)	(99,778)	(107,863)
Net income (loss)	$12,683	$(3,098)	$22,065	$(32,892)
Company’s share of net income (2)	$9,212	$17,798	$46,542	$39,984

(1)Includes preferred equity investments held by the Company and excludes investments in technology co-investments.
(2)Includes the Company’s share of equity income from joint ventures and preferred equity investments, gain on sales of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes related party income of $0.7 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $3.0 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively.

(5) Notes and Other Receivables

Notes and other receivables consisted of the following as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Note receivable, secured, bearing interest at 9.00%, due October 2026 (Originated October 2021)	$64,193	$64,193
Note receivable, secured, bearing interest at 11.25%, due October 2027 (Originated October 2022)	—	43,941
Other receivables from affiliates (1) (2)	5,071	5,215
Straight-line rent receivables (3)	9,651	10,259
Other receivables	15,482	18,538
Allowance for credit losses	(333)	(555)
Total notes and other receivables	$94,064	$141,591

(1)See Note 6, Related Party Transactions, for additional details.
(2)These amounts consist of short-term loans outstanding and due from various joint ventures as of September 30, 2026 and December 31, 2025, respectively.
(3)These amounts are receivables from lease concessions recorded on a straight-line basis for the Company’s operating properties.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

The activity in the allowance for credit losses for notes receivable, secured, for the periods presented was as follows ($ in thousands):

	Three Months Ended September 30,
	2026			2025
	Mezzanine Loans	Bridge Loans	Total	Mezzanine Loans	Bridge Loans	Total
Balance at beginning of period	$333	$—	$333	$540	$—	$540
Provision for credit losses	—	—	—	9	41	50
Balance at end of period	$333	$—	$333	$549	$41	$590

	Nine Months Ended September 30,
	2026			2025
	Mezzanine Loans	Bridge Loans	Total	Mezzanine Loans	Bridge Loans	Total
Balance at beginning of period	$555	$—	$555	$529	$—	$529
Provision for credit losses	(222)	—	(222)	20	41	61
Balance at end of period	$333	$—	$333	$549	$41	$590

(6) Related Party Transactions

The Company charges certain fees relating to its co-investments for asset management, property management, development, and redevelopment services. These fees from affiliates totaled $2.3 million and $2.4 million during the three months ended September 30, 2026 and 2025, respectively, and $7.0 million and $7.2 million during the nine months ended September 30, 2026 and 2025, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of less than $0.1 million for both the three months ended September 30, 2026 and 2025, and less than $0.1 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, against general and administrative expenses.

The Company’s Chairman and founder, Mr. George M. Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Chairman of and owns a controlling interest in Marcus & Millichap, Inc. (“MMI”), a national brokerage firm listed on the New York Stock Exchange. For the three and nine months ended September 30, 2026 the Company paid $0.3 million brokerage commissions to MMI and its affiliates. For the three and nine months ended September 30, 2025, the Company did not pay brokerage commissions related to real estate transactions to MMI and its affiliates.

As described in Note 5, Notes and Other Receivables, the Company has provided short-term loans to affiliates. As of September 30, 2026 and December 31, 2025, $5.1 million and $5.2 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and are classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

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
September 30, 2026 and 2025
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

In May 2018, the Company made a commitment to fund a $26.5 million preferred equity investment in an entity whose sponsors include an affiliate of MMC. The entity wholly owns a 400-unit apartment home community located in Ventura, CA. The investment accrued interest based on a 10.25% initial preferred return. The investment was scheduled to mature in May 2023. In November 2021, the Company received cash of $18.3 million for the partial redemption of this preferred equity investment resulting in a remaining total commitment of $13.0 million, and the maturity was extended to December 2028. As of September 30, 2026, $11.0 million of this commitment was funded and the Company accrues interest based on a 9.0% preferred return. The remaining unfunded commitment of $2.0 million expired in November 2024.

(7) Debt

Essex does not have indebtedness as debt is incurred by the Operating Partnership. Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of the facilities.

Debt consisted of the following for the periods presented ($ in thousands):

	September 30, 2026	Weighted Average Interest Rate	December 31, 2025	Weighted Average Interest Rate	Weighted Average Maturity In Years as of September 30, 2026
Term loan, net (1)	$871,532	4.3%	$596,668	4.1%	3.7
Bonds public offering - fixed rate, net	4,973,138	3.7%	5,419,253	3.7%	6.9
Unsecured debt, net (2)	5,844,670		6,015,921
Lines of credit (3)	—	4.6%	—	4.8%	N/A
Commercial paper (4)	—	N/A	—	N/A	N/A
Mortgage notes payable, net (5)	761,144	4.3%	784,348	4.4%	7.6
Total debt, net	$6,605,814		$6,800,269

(1)The $300.0 million unsecured term loan entered in May 2025 is priced at SOFR plus 0.85% which is based on a tiered rate structure tied to the Company’s long-term unsecured credit rating and was swapped to an all-in rate of 4.1% through April 2030. The Company may elect to increase this facility by up to an additional $300.0 million, to an aggregate size of $600.0 million, if the lenders permit. This term loan is scheduled to mature in May 2028, with two one-year extension options, exercisable at the option of the Company. The $300.0 million unsecured term loan entered in October 2022 is priced at SOFR plus 0.85% with a maturity date of January 2031, inclusive of extension options exercisable at the Company’s option. The interest rate was swapped to an all-in fixed rate of 4.0%, which will mature in October 2026. The Company entered into $300.0 million of replacement interest rate swaps, effective upon maturity of the existing swaps, at an average all-in fixed rate of 4.5% through January 2031. In September 2026, the Company entered into a $275.0 million unsecured term loan with a maturity date in September 2029 and two one-year extension options, exercisable at the Company's option. This term loan is priced at SOFR plus 0.80%, which is based on a tiered rate structure tied to the Operating Partnership's long-term unsecured credit ratings. The Company may elect to increase this facility by up to an additional $225.0 million, to an aggregate size of $500.0 million, provided that one or more banks (from the lenders or as otherwise permitted) voluntarily agree to provide the additional commitment.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

(2)Unsecured debt, net, consists of fixed rate public bond offerings and variable rate term loans which includes unamortized discounts, net of premiums of $2.8 million and $3.6 million, and unamortized debt issuance costs of $27.5 million and $30.4 million, as of September 30, 2026 and December 31, 2025, respectively.
(3)Lines of credit, related to the Company’s two lines of unsecured credit aggregating $1.58 billion as of September 30, 2026 and December 31, 2025, excluded unamortized debt issuance costs of $6.2 million and $7.3 million, respectively. These debt issuance costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets. As of September 30, 2026, the Company’s $1.5 billion credit facility had an interest rate at SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings. As of September 30, 2026, the Company’s $75.0 million working capital unsecured line of credit had an interest rate of SOFR plus 0.775%, which is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings.
(4)The Company has a commercial paper program under which it can issue unsecured short-term notes, which are backstopped by, and reduce the borrowing capacity of, the Company’s $1.5 billion unsecured line of credit facility. The Company can issue up to $750.0 million of commercial paper for up to 397 days from the date of issue. The commercial paper balance excludes unamortized debt issuance costs of $0.4 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets in the condensed consolidated balance sheets.
(5)Includes total unamortized discounts, net of premiums of approximately zero and $0.2 million, and unamortized debt issuance costs of $2.6 million and $2.5 million, as of September 30, 2026 and December 31, 2025, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt, excluding lines of credit and commercial paper, as of September 30, 2026 were as follows ($ in thousands):

2026	$46,092
2027	434,397
2028	518,332
2029	776,456
2030	916,592
Thereafter	3,946,889
Total	$6,638,758

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

Excluded from segment revenues and NOI are management and other fees from affiliates and interest and other income. Other real estate assets revenues, property operating expenses, including real estate taxes, and NOI included in the following schedule consist of revenues generated from retail space, commercial properties, held for sale properties, disposition properties, and straight-line adjustments for concessions. Executive management does not evaluate such operating performance geographically. Other non-segment assets include items such as real estate under development, co-investments, real estate held for sale, cash and cash equivalents, marketable securities, notes and other receivables, and prepaid expenses and other assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

The revenues and NOI for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,
	2026			2025
	Rental and Other Property Revenue	Property Operating Expenses, Including Real Estate Taxes	Net Operating Income	Rental and Other Property Revenue	Property Operating Expenses, Including Real Estate Taxes	Net Operating Income
Southern California	$195,141	$60,254	$134,887	$189,262	$57,019	$132,243
Northern California	208,638	64,038	144,600	193,208	61,158	132,050
Seattle Metro	79,711	24,372	55,339	78,683	23,141	55,542
Other real estate assets	6,856	832	6,024	9,789	2,118	7,671
Total	$490,346	$149,496	$340,850	$470,942	$143,436	$327,506

Total net operating income			340,850			327,506
Management and other fees from affiliates			2,344			2,361
Corporate-level property management expenses			(13,393)			(12,216)
Depreciation and amortization			(152,552)			(151,489)
General and administrative			(16,561)			(18,058)
Expensed acquisition and investment related costs			—			(25)
Impairment loss			(10,709)			—
Gain on sale of real estate and land			6,781			62,320
Interest expense			(64,755)			(64,660)
Total return swap income			1,339			1,329
Interest and other income			686			5,900
Equity income from co-investments			9,212			17,798
Tax benefit on unconsolidated technology co-investments			493			1,958
Net income			$103,735			$172,724

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

	Nine Months Ended September 30,
	2026			2025
	Rental and Other Property Revenue	Property Operating Expenses, Including Real Estate Taxes	Net Operating Income	Rental and Other Property Revenue	Property Operating Expenses, Including Real Estate Taxes	Net Operating Income
Southern California	$583,177	$173,919	$409,258	$564,861	$164,971	$399,890
Northern California	615,344	183,897	431,447	563,915	175,499	388,416
Seattle Metro	237,249	70,430	166,819	233,083	67,151	165,932
Other real estate assets	23,750	3,528	20,222	38,782	9,865	28,917
Total	$1,459,520	$431,774	$1,027,746	$1,400,641	$417,486	$983,155

Total net operating income			1,027,746			983,155
Management and other fees from affiliates			6,975			7,078
Corporate-level property management expenses			(40,223)			(36,768)
Depreciation and amortization			(461,520)			(454,277)
General and administrative			(109,724)			(51,507)
Expensed acquisition and investment related costs			—			(25)
Impairment loss			(10,709)			—
Gain on sale of real estate and land			8,781			299,524
Interest expense			(197,155)			(192,654)
Total return swap income			4,108			3,600
Interest and other income			10,809			16,997
Equity income from co-investments			46,542			39,984
Tax (expense) benefit on unconsolidated technology co-investments			(2,758)			2,353
Loss on early retirement of debt			—			(762)
Gain on remeasurement of co-investment			—			330
Net income			$282,872			$617,028

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Assets:
Southern California	$4,048,757	$4,176,549
Northern California	5,981,917	6,136,977
Seattle Metro	1,356,710	1,392,105
Other real estate assets (1)	183,257	198,951
Net reportable operating segments - real estate assets	11,570,641	11,904,582
Real estate under development	210,654	157,122
Co-investments	612,871	630,550
Cash and cash equivalents, including restricted cash	80,298	85,586
Marketable securities	102,665	98,070
Notes and other receivables	94,064	141,591
Operating lease right-of-use assets	31,231	50,833
Prepaid expenses and other assets	113,830	90,675
Total assets	$12,816,254	$13,159,009

(1)Includes retail space, commercial properties, held for sale properties, and disposition properties.

(9) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income per share was calculated as follows ($ in thousands, except per share amounts):

	Three Months Ended September 30,
	2026			2025
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$98,069	64,290,878	$1.53	$164,621	64,404,008	$2.56
Effect of Dilutive Securities:
Stock options	—	21,115		—	14,232
Diluted:
Net income available to common stockholders	$98,069	64,311,993	$1.52	$164,621	64,418,240	$2.56

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

	Nine Months Ended September 30,
	2026			2025
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$266,717	64,336,608	$4.15	$589,093	64,368,625	$9.15
Effect of Dilutive Securities:
Stock options	—	13,667		—	23,619
Diluted:
Net income available to common stockholders	$266,717	64,350,275	$4.14	$589,093	64,392,244	$9.15

Excluded from the calculations of diluted earnings per share above were weighted average convertible OP Units of 2,183,944 and 2,256,415, which include vested 2014 Long-Term Incentive Plan Units and 2015 Long-Term Incentive Plan Units, for the three months ended September 30, 2026 and 2025, respectively, and 2,198,142 and 2,275,327 for the nine months ended September 30, 2026 and 2025, respectively, because they were anti-dilutive. The related income allocated to these convertible OP Units aggregated $3.3 million and $5.8 million for the three months ended September 30, 2026 and 2025, respectively, and $9.1 million and $20.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Stock options of 202,881 and 250,512 for the three months ended September 30, 2026 and 2025, respectively, and 232,135 and 253,903 for the nine months ended September 30, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share of such options plus the average unearned compensation were greater than the average market price of the common stock for the periods ended and, therefore, were anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income per unit was calculated as follows ($ in thousands, except per unit amounts):

	Three Months Ended September 30,
	2026			2025
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$101,399	66,474,822	$1.53	$170,388	66,660,423	$2.56
Effect of Dilutive Securities:
Stock options	—	21,115		—	14,232
Diluted:
Net income available to common unitholders	$101,399	66,495,937	$1.52	$170,388	66,674,655	$2.56

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

	Nine Months Ended September 30,
	2026			2025
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$275,839	66,534,750	$4.15	$609,920	66,643,952	$9.15
Effect of Dilutive Securities:
Stock options	—	13,667		—	23,619
Diluted:
Net income available to common unitholders	$275,839	66,548,417	$4.14	$609,920	66,667,571	$9.15

Stock options of 202,881 and 250,512 for the three months ended September 30, 2026 and 2025, respectively, and 232,135 and 253,903 for the nine months ended September 30, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per unit because the assumed proceeds per unit of these options plus the average unearned compensation were greater than the average market price of the common unit for the periods ended and, therefore, were anti-dilutive.

(10) Derivative Instruments and Hedging Activities

As of September 30, 2026, the Company had seven interest rate swap contracts and three forward starting interest rate swap contracts with an aggregate notional amount of $930.0 million. The Company has $600.0 million in notional amount that effectively fixed the interest rate on the Company’s $600.0 million unsecured term loan at 4.1%. The Company entered into three forward starting interest rate swaps with an aggregate notional amount of $300.0 million which will become effective in October 2026 upon maturity of interest swaps on the unsecured term loan. In August 2026, the Company entered into an interest rate swap with an aggregate notional amount of $30.0 million that effectively converts $30.0 million of variable rate mortgage notes payable to an all-in fixed rate of 5.3%. These derivatives qualify for hedge accounting.

As of September 30, 2026 and December 31, 2025, the aggregate carrying value of the interest rate swap contracts was an asset of $15.0 million and $1.3 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, the aggregate carrying value of the forward starting interest rate swap contracts was $11.5 million and $0.7 million, respectively, within prepaid expenses and other assets in the condensed consolidated balance sheets.

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

A number of purported class actions were filed against RealPage, Inc. (“RealPage”), a seller of revenue management software, and various lessors of multifamily housing which utilize this software, including the Company. The complaints allege collusion among defendants to artificially increase rents of multifamily residential real estate above competitive levels. During the three months ended June 30, 2026, the Company reached a settlement to fully resolve its case related to RealPage, for a settlement amount totaling $36.5 million. The settlement remains subject to court approval and, if the settlement is not approved, we intend to continue to vigorously defend ourselves. In addition to the RealPage matter, the Company fully resolved another litigation matter for a settlement amount totaling $19.3 million. That settlement is also subject to court approval and, if the settlement is not approved, we intend to continue to vigorously defend ourselves. The accrual for the loss contingencies related

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)

to these matters is presented in the accounts payable and accrued liabilities balance in the accompanying condensed consolidated balance sheets and in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income. Legal costs associated with the defense of these claims are recorded when incurred. The Company is subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. The Company believes that, with respect to such matters that it is currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. To the extent that such a matter arises or is identified in the future and the Company believes it will have a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes associated with it, and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

Essex is a self-administered and self-managed REIT that acquires, develops, redevelops, and manages apartment home communities in selected residential areas located on the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2026, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of September 30, 2026, the Company owned or had ownership interests in 255 operating apartment communities, comprising 62,436 apartment homes, excluding the Company’s ownership interests in preferred equity co-investments, loan investments, two operating commercial buildings, and a development pipeline comprised of one consolidated project and various predevelopment projects.

The Company’s apartment home communities are predominantly located in the following major regions:

Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (the Seattle metropolitan area)

The Company’s consolidated operating communities were as follows:

	September 30, 2026		September 30, 2025
	Apartment Homes	%	Apartment Homes	%
Southern California	23,515	42%	23,222	42%
Northern California	21,101	38%	20,847	38%
Seattle Metro	10,823	20%	10,899	20%
Total	55,439	100%	54,968	100%

Co-investments, including Wesco I, Wesco III, Wesco IV, Wesco V, Wesco VI, BEX IV and other co-investments, developments under construction, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Market Considerations

Domestic and international policy actions, including tariff and trade policy, as well as continuing geopolitical tensions, war, and regional conflicts have the potential to trigger market uncertainty. The long-term impact of these developments on our Company will largely depend on the impact on broader trends in job growth, inflation, the economy, and reactions by consumers, companies, governmental entities, and capital market participants.

The foregoing macroeconomic conditions have not negatively impacted the Company’s ability to access traditional funding sources which have been historically available to it. The Company is not at material risk of failing to meet the covenants in its credit agreements and is able to timely service its debt and other obligations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The average financial occupancy for the Company’s 2026 Same-Property portfolio (stabilized properties consolidated by the Company for the quarters ended September 30, 2026 and 2025) was 96.3% and 96.0% for the three months ended September 30, 2026 and 2025, respectively. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total scheduled rental income. Actual rental income represents contractual rental income pursuant to leases without considering delinquency and concessions. Total scheduled rental income represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

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

The regional breakdown of the Company’s 2026 Same-Property portfolio for financial occupancy for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
	2026	2025
Southern California	96.1%	95.8%
Northern California	96.5%	96.3%
Seattle Metro	96.1%	96.1%

The following table provides a breakdown of rental and other property revenues, including the revenues attributable to the 2026 Same-Property portfolio ($ in thousands):

	Number of Apartment Homes	Three Months Ended September 30,		Dollar Change	Percentage Change
		2026	2025
2026 Same-Property:
Southern California	22,389	$185,521	$182,838	$2,683	1.5%
Northern California	18,847	184,665	175,212	9,453	5.4%
Seattle Metro	10,823	79,710	78,683	1,027	1.3%
Total 2026 Same-Property	52,059	449,896	436,733	13,163	3.0%
2026 Non-Same-Property:		40,450	34,209	6,241	18.2%
Total rental and other property revenues		$490,346	$470,942	$19,404	4.1%

2026 Same-Property Revenues increased by $13.2 million or 3.0% to $449.9 million for the third quarter of 2026 from $436.7 million for the third quarter of 2025. The increase was primarily attributable to an increase of 2.5% in average rental rates from $2,709 per apartment home for the third quarter of 2025 to $2,777 per apartment home for the third quarter of 2026.

2026 Non-Same Property Revenues increased by $6.2 million or 18.2% to $40.5 million in the third quarter of 2026 from $34.2 million in the third quarter of 2025. The increase was primarily due to the acquisitions of ViO and 1250 Lakeside, as well as the consolidation of Skylux on Wilshire (fka TENTEN Downtown) in 2025. The increases were partially offset by the dispositions of The Grand and Fourth & U in 2025 and Collins on Pine and Marina City Club in 2026.

Property operating expenses, excluding real estate taxes increased by $4.5 million or 4.9% to $95.9 million for the third quarter of 2026 compared to $91.4 million for the third quarter of 2025, primarily due to acquisitions in 2025 identified in the Non-Same-Property Revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2025. Same-Property operating expenses, excluding real estate taxes, increased by $2.9 million or 3.4% to $88.8 million in the third quarter of 2026 compared to $85.9 million in the third quarter of 2025, primarily due to increases of $1.6 million in maintenance and repairs expenses resulting from increases in landscaping and general property maintenance expenses, and $1.4 million in utilities expenses resulting from increases in trash removal, gas, water, and sewer costs.

Real estate taxes increased by $1.6 million or 3.1% to $53.6 million for the third quarter of 2026 compared to $52.0 million for the third quarter of 2025, primarily due to the acquisitions in 2025 identified in the Non-Same-Property Revenues section above and increases in assessed values. Same-Property real estate taxes increased by $0.8 million or 1.6% to $47.9 million for the third quarter of 2026 compared to $47.1 million for the third quarter of 2025, primarily due to an increase in assessed values.

Depreciation and amortization expense increased by $1.1 million or 0.7% to $152.6 million for the third quarter of 2026 compared to $151.5 million for the third quarter of 2025, primarily due to acquisitions in 2025 identified in the Non-Same-Property Revenues section above, partially offset by dispositions in 2025 and 2026.

Impairment loss of $10.7 million for the third quarter of 2026 resulted from the Company’s disposition of Marina City Club and the associated write-down of the property’s carrying value to its fair value.

General and administrative expense decreased by $1.5 million or 8.3% to $16.6 million for the third quarter of 2026 compared to $18.1 million for the third quarter of 2025, primarily due to decreases of $1.2 million in political advocacy costs, and $1.2 million in legal costs as the Company fully resolved its case related to RealPage and another litigation matter during the second quarter of 2026. The decreases were partially offset by an increase of $1.3 million in personnel costs.

Gain on sale of real estate and land of $6.8 million for the third quarter of 2026 was attributable to the disposition of Collins on Pine. Gain on sale of real estate and land of $62.3 million for the third quarter of 2025 was attributable to the dispositions of The Grand and Fourth & U.

Interest expense increased by $0.1 million or 0.2% to $64.8 million for the third quarter of 2026 compared to $64.7 million for the third quarter of 2025, primarily due to the issuance in December 2025 of $350.0 million senior unsecured notes due February 2036 and borrowing on the $300.0 million unsecured term loan in 2025 which resulted in an increase in interest expense of $6.2 million for the third quarter of 2026. These increases to interest expense were partially offset by various debt that was paid off, matured, or regular principal amortization during and after the third quarter of 2025, but primarily due to the payoff of $450.0 million of senior unsecured notes due April 2026, which resulted in a decrease in interest expense of $5.4 million for the third quarter of 2026. Additionally, there was an increase in capitalized interest of $0.7 million in the third quarter of 2026, due to an increase in development activity as compared to the same period in 2025.

Interest and other income decreased by $5.2 million or 88.1% to $0.7 million for the third quarter of 2026 compared to $5.9 million for the third quarter of 2025, primarily due to decreases of $2.2 million in net realized and unrealized gains from activities related to marketable securities and $3.1 million in interest income due to repayment of notes receivable and fewer short term investments during the third quarter of 2026 compared to the same period in 2025.

Equity income from co-investments decreased by $8.6 million or 48.3% to $9.2 million for the third quarter of 2026 compared to $17.8 million for the third quarter of 2025, primarily due to decreases of $5.6 million in income from preferred equity investments due to a lower average outstanding investment balance during the third quarter of 2026 compared to the same period in 2025 and, $4.4 million in unrealized and realized gains from unconsolidated technology co-investments. These decreases were partially offset by a $1.0 million increase in equity income from the Company’s operating co-investments.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The Company’s average financial occupancy for its stabilized apartment home communities or “Same-Property” (stabilized properties consolidated by the Company for the nine months ended September 30, 2026 and 2025) was 96.4% and 96.2% for the nine months ended September 30, 2026 and 2025, respectively.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025
Southern California	96.0%	95.7%
Northern California	96.7%	96.5%
Seattle Metro	96.3%	96.2%

The following table provides a breakdown of property revenue amounts, including the revenues attributable to Same-
Properties ($ in thousands):

	Number of Apartment Homes	Nine Months Ended September 30,		Dollar Change	Percentage Change
		2026	2025
2026 Same-Property:
Southern California	22,389	$555,311	$545,877	$9,434	1.7%
Northern California	18,847	544,829	521,041	23,788	4.6%
Seattle Metro	10,823	237,248	233,083	4,165	1.8%
Total 2026 Same-Property	52,059	1,337,388	1,300,001	37,387	2.9%
2026 Non-Same-Property:		122,132	100,640	21,492	21.4%
Total rental and other property revenues		$1,459,520	$1,400,641	$58,879	4.2%

2026 Same-Property Revenues increased by $37.4 million or 2.9% to $1,337.4 million for the nine months ended September 30, 2026 from $1,300.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase of 2.3% in average rental rates from $2,684 per apartment home for the nine months ended September 30, 2025 to $2,747 per apartment home for the nine months ended September 30, 2026.

2026 Non-Same-Property Revenues increased by $21.5 million or 21.4% to $122.1 million for the nine months ended September 30, 2026 from $100.6 million for the nine months ended September 30, 2025. The increase was primarily due to the acquisitions of The Plaza, One Hundred Grand, ROEN Menlo Park, Revere Campbell, The Parc at Pruneyard, ViO, and 1250 Lakeside, as well as the consolidation of Artizan and Skylux on Wilshire (fka TENTEN Downtown) in 2025. The increases were partially offset by the dispositions of Highridge, Essex Skyline, The Grand, and Fourth & U in 2025 and Collins on Pine and Marina City Club in 2026.

Property operating expenses, excluding real estate taxes increased by $10.9 million or 4.1% to $274.7 million for the nine months ended September 30, 2026 compared to $263.8 million for the nine months ended September 30, 2025, primarily due to acquisitions in 2025 identified in the Non-Same-Property Revenues section above and the increase of Same-Property operating expenses discussed below, partially offset by dispositions in 2025. Same-Property operating expenses, excluding real estate taxes, increased by $6.5 million or 2.6% to $254.0 million for the nine months ended September 30, 2026 compared to $247.5 million for the nine months ended September 30, 2025, primarily due to increases of $5.7 million in utilities expenses resulting from increases in trash removal, gas, water, and sewer costs, and $1.0 million in maintenance and repairs resulting from landscaping and general property maintenance expenses.

Real estate taxes increased by $3.4 million or 2.2% to $157.1 million for the nine months ended September 30, 2026 compared to $153.7 million for the nine months ended September 30, 2025, primarily due to the acquisitions in 2025 identified in the Non-Same-Property Revenues section above and increases in assessed values. Same-Property real estate taxes increased by

$0.9 million or 0.6% to $141.0 million for the nine months ended September 30, 2026 compared to $140.1 million for the nine months ended September 30, 2025, primarily due to an increase in assessed values.

Depreciation and amortization expense increased by $7.2 million or 1.6% to $461.5 million for the nine months ended September 30, 2026 compared to $454.3 million for the nine months ended September 30, 2025, primarily due to acquisitions in 2025 identified in the Non-Same-Property Revenues section above, partially offset by dispositions in 2025 and 2026.

Impairment loss of $10.7 million for the nine months ended September 30, 2026 resulted from the Company’s disposition of Marina City Club and the associated write-down of the property’s carrying value to its fair value.

General and administrative expense increased by $58.2 million or 113.0% to $109.7 million for the nine months ended September 30, 2026 compared to $51.5 million for the nine months ended September 30, 2025, primarily due to legal settlement costs of $36.5 million to fully resolve its case related to RealPage and $19.3 million related to another litigation matter during the second quarter of 2026.

Gain on sale of real estate and land of $8.8 million during the nine months ended September 30, 2026 was attributable to $6.8 million resulting from the disposition of Collins on Pine and $2.0 million from the recognition of contingent consideration related to a previous sale of a land parcel in 2023. Gain on sale of real estate and land of $299.5 million during the nine months ended September 30, 2025 was attributable to the dispositions of Highridge, Essex Skyline, The Grand, and Fourth & U in 2025.

Interest expense increased by $4.5 million or 2.3% to $197.2 million for the nine months ended September 30, 2026 compared to $192.7 million for the nine months ended September 30, 2025, primarily due to borrowing on the $300.0 million unsecured term loan during 2025, the issuance in February 2025 of $400 million senior unsecured notes due April 2035, and the issuance in December 2025 of $350.0 million senior unsecured notes due February 2036, which resulted in an increase in interest expense of $24.8 million for the nine months ended September 30, 2026. These increases to interest expense were partially offset by various debt that was paid off, matured, or due to regular principal amortization during and after the nine months ended September 30, 2025, but primarily due to the payoff of the $500.0 million of senior unsecured notes due April 2025 and the $450.0 million of senior unsecured notes due April 2026, which resulted in a decrease in interest expense of $18.2 million for the nine months ended September 30, 2026. Additionally, there was a $2.1 million increase in capitalized interest in the nine months ended September 30, 2026, due to an increase in development activity as compared to the same period in 2025.

Interest and other income decreased by $6.2 million or 36.5% to $10.8 million in income for the nine months ended September 30, 2026 compared to $17.0 million for the nine months ended September 30, 2025, primarily due to a decrease of $5.4 million as a result of repayment of notes receivable and fewer short term investments during the nine months ended September 30, 2026 compared to the same period in 2025.

Equity income from co-investments increased by $6.5 million or 16.3% to $46.5 million for the nine months ended September 30, 2026 compared to $40.0 million for the nine months ended September 30, 2025, primarily due to an increase of $10.1 million in realized and unrealized gains from unconsolidated technology co-investments as a result of change in fair value of investments held by the co-investments, and an increase of $9.8 million in gain on sale of co-investment communities. The Company sold two co-investment communities during the nine months ended September 30, 2026 resulting in $14.9 million in gains from the sale compared to $5.2 million gain from the sale of one co-investment community during the nine months ended September 30, 2025. These increases were partially offset by a decrease of $17.9 million in income from preferred equity investments due to a lower average outstanding investment balance during the nine months ended September 30, 2026 compared to the same period in 2025.

Loss on early retirement of debt of $0.8 million for the nine months ended September 30, 2025 was due to the payoff of debt in conjunction with the disposition of Highridge in 2025 with no corresponding activity during the nine months ended September 30, 2026.

Gain on remeasurement of co-investment of $0.3 million for the nine months ended September 30, 2025 resulted from the Company’s consolidation of its investment in Artizan in 2025 with no corresponding activity during the nine months ended September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $72.1 million of unrestricted cash and cash equivalents and $102.7 million in marketable securities, all of which were equity securities or available for sale debt securities. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, and availability under existing lines of credit are sufficient to meet all of its anticipated cash needs during the next twelve months. Additionally, the capital markets continue to be available and the Company is able to generate cash from the disposition of real estate assets to finance additional cash flow needs, including continued development and select acquisitions. In the event that economic disruptions occur, the Company may further utilize other resources such as its cash reserves, lines of credit, commercial paper, or decreased investment in redevelopment activities to supplement operating cash flows. The timing, source, and amounts of cash flows provided by or used in financing activities and investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development, and redevelopment activities.

As of September 30, 2026, Moody’s and Standard & Poor’s credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. Baa1/Stable and BBB+/Stable, respectively.

As of September 30, 2026, the Company had two unsecured lines of credit aggregating $1.58 billion, including a $1.5 billion unsecured line of credit and a $75.0 million working capital unsecured line of credit. As of September 30, 2026, there was no amount outstanding on the Company’s $1.5 billion unsecured line of credit. The underlying interest rate is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at Secured Overnight Financing Rate (“SOFR”) plus 0.775% as of September 30, 2026. This facility is scheduled to mature in January 2030, with two six-month extensions, exercisable at the Company’s option. The Company may elect to increase the facility by up to an additional $1.0 billion, to an aggregate size of $2.5 billion, if the lenders permit. As of September 30, 2026, there was no amount outstanding on the Company’s $75.0 million working capital unsecured line of credit. The underlying interest rate on the $75.0 million line is based on a tiered rate structure tied to the Company’s long-term unsecured credit ratings and was at SOFR plus 0.775% as of September 30, 2026. This facility is scheduled to mature July 2028.

In September 2026, the Company entered into a $275.0 million unsecured term loan priced at Secured Overnight Financing Rate (“SOFR”) plus 0.800%, which is based on a tiered rate structure tied to the Operating Partnership’s long-term unsecured credit ratings. The loan has a maturity date in September 2029, with two one-year extension options, exercisable at the Company’s option. The Company may elect to increase this facility by up to an additional $225.0 million, to an aggregate size of $500.0 million, provided that one or more banks (from the lenders or as otherwise permitted) voluntarily agree to provide the additional commitment.

As of September 30, 2026, the Company had an unsecured commercial paper program (the “Commercial Paper Program”) to issue unsecured commercial paper notes with varying maturities up to 397 days from the date of issue (the “Notes”). As of September 30, 2026, there was no outstanding balance under the Commercial Paper Program. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $750.0 million. The Company’s $1.5 billion unsecured line of credit facility serves as a liquidity backstop and any issuances under the Commercial Paper Program reduce the available borrowing capacity. The Notes rank equally in right of payment with all other senior unsecured senior obligations of the Operating Partnership and are unconditionally guaranteed by the Company. The Company has used and expects to continue to use the proceeds from the Notes for general corporate purposes and working capital purposes.

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

During the three months ended March 31, 2025, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers under the 2024 ATM program with respect to 52,600 shares of common stock at an initial gross weighted average forward price of $314.06 per share. In September 2026, the Company settled all of the outstanding forward sale agreements by issuing the 52,600 shares at a weighted average forward price of $311.13 per share, after commissions, which was inclusive of adjustments made to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s common stock over the term of the forward sale agreement, for net proceeds of $16.4 million.

During the nine months ended September 30, 2026, excluding the above noted forward sale agreement settlements, the Company did not issue any shares of its common stock through the 2024 ATM Program. As of September 30, 2026, $883.5 million of shares of common stock remained available to be sold under the 2024 ATM Program.

In May 2026, the Company announced that its Board of Directors approved a new stock repurchase plan, without an expiration date, to allow the Company to acquire shares of common stock up to an aggregate value of $500.0 million. The plan supersedes the Company’s previous common stock repurchase plan announced in September 2022. During the nine months ended September 30, 2026, the Company repurchased and retired 254,001 shares totaling $61.9 million, including commissions, at an average price per share of $243.76 under the previous plan. As of September 30, 2026, the Company had $500.0 million of purchase authority remaining under the current stock repurchase plan.

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

As of September 30, 2026, the Company’s development pipeline was comprised of one consolidated development project of 543 apartment homes and various predevelopment projects, with total incurred costs of $210.7 million, and estimated remaining project costs of approximately $135.3 million, for total estimated project costs of $346.0 million.

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

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. The Company had an interest in 6,997 apartment homes in operating communities with joint ventures and technology co-investments for a total book value of $305.7 million as of September 30, 2026.

Off-Balance Sheet Arrangements

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, or credit or market risk than its consolidated operations. See Note 4, Co-investments, in the Notes to Condensed Consolidated Financial Statements, for carrying values and combined summarized financial information of these unconsolidated investments.

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

While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the Company’s control, which could cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect the Company’s current expectations of the approximate outcomes of the matters discussed. Factors that might cause the Company’s actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following: occupancy rates and rental demand may be adversely affected by competition and local economic and market conditions; there may be increased interest rates, inflation, escalated operating costs and possible recessionary impacts; tariffs, geopolitical tensions and regional conflicts, and the related impacts on macroeconomic conditions, including, among other things, interest rates and inflation; the terms of any refinancing may not be as favorable as the terms of existing indebtedness; the Company’s inability to maintain its investment grade credit rating with the rating agencies; the Company may be unsuccessful in the management of its relationships with its co-investment partners; the Company may fail to achieve its business objectives; time of actual completion and/or stabilization of development and redevelopment projects; estimates of future income from an acquired property may prove to be inaccurate; future cash flows may be inadequate to meet operating requirements and/or may be insufficient to provide for dividend payments in accordance with REIT requirements; changes in laws or regulations and the anticipated or actual impact of future changes in laws or regulations; unexpected difficulties in leasing of future development projects; volatility in financial and securities markets; the Company’s failure to successfully operate acquired properties; unforeseen consequences from cyber-intrusion; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and those further risks, special considerations, and other factors referred to in this quarterly report on Form 10-Q, in the Company’s annual report on Form 10-K for the year ended December 31, 2025, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company assumes no obligation to update or supplement this information for any reason, and therefore, they may not represent the Company’s estimates and assumptions after the date of this report.

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

The table below is a reconciliation of net income available to common stockholders to FFO and Core FFO for the periods presented ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income available to common stockholders	$98,069	$164,621	$266,717	$589,093
Adjustments:
Depreciation and amortization	152,552	151,489	461,520	454,277
Gains not included in FFO	(12,539)	(67,509)	(23,770)	(305,043)
Impairment loss	10,709	—	10,709	—
Depreciation and amortization from unconsolidated co-investments	12,611	14,343	39,094	43,127
Noncontrolling interest related to Operating Partnership units	3,330	5,767	9,122	20,827
Depreciation attributable to third party ownership and other	(39)	(38)	(115)	(122)
Funds from operations attributable to common stockholders and unitholders	$264,693	$268,673	$763,277	$802,159
FFO per share - diluted	$3.98	$4.03	$11.47	$12.03
Non-core items:
Expensed acquisition and investment related costs	$—	$25	$—	$25
Tax (benefit) expense on unconsolidated technology co-investments	(493)	(1,958)	2,758	(2,353)
Realized and unrealized losses (gains) on marketable securities, net	508	(1,658)	(3,482)	(4,059)
Provision for credit losses	—	50	(222)	61
Equity loss (income) from unconsolidated technology co-investments	33	(4,393)	(16,154)	(6,005)
Loss on early retirement of debt	—	—	—	762
Income from early redemption of preferred equity investments	—	(70)	(179)	(70)
General and administrative and other, net (1)	1,504	3,926	62,835	7,863
Insurance reimbursements and other, net	(44)	(89)	(342)	(789)
Core funds from operations attributable to common stockholders and unitholders	$266,201	$264,506	$808,491	$797,594
Core FFO per share - diluted	$4.00	$3.97	$12.15	$11.96
Weighted average number of shares outstanding - diluted (2)	66,495,937	66,674,655	66,548,417	66,667,571

(1)Includes political advocacy costs of $0.3 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, and $1.6 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2026, the Company reached a settlement to fully resolve its case related to RealPage, Inc., totaling $36.5 million and another litigation matter totaling $19.3 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings from operations	$156,760	$210,399	$421,326	$747,180
Adjustments:
Corporate-level property management expenses	13,393	12,216	40,223	36,768
Depreciation and amortization	152,552	151,489	461,520	454,277
Management and other fees from affiliates	(2,344)	(2,361)	(6,975)	(7,078)
General and administrative	16,561	18,058	109,724	51,507
Expensed acquisition and investment related costs	—	25	—	25
Impairment loss	10,709	—	10,709	—
Gain on sale of real estate and land	(6,781)	(62,320)	(8,781)	(299,524)
NOI	340,850	327,506	1,027,746	983,155
Less: Non-Same-Property NOI	(27,662)	(23,818)	(85,396)	(70,738)
Same-Property NOI	$313,188	$303,688	$942,350	$912,417

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2026, the Company had seven interest rate swap contracts and three forward starting interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on the Company’s $600.0 million unsecured term loan and $30.0 million of variable rate mortgage notes payable. The Company’s interest rate swaps were designated as a cash flow hedge as of September 30, 2026. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2026. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates, or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2026 ($ in thousands):

	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	Estimated Carrying Value
				+50	-50
				Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$630,000	2026-2031	$14,963	$20,270	$9,757
Forward starting interest rate swap	300,000	2031	11,521	17,025	6,077
Total cash flow hedges	$930,000	2026-2031	$26,484	$37,295	$15,834

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $258.0 million that effectively convert $258.0 million of fixed mortgage notes payable to a floating interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index plus a spread and had a carrying value of zero as of September 30, 2026. The Company is exposed to insignificant interest rate risk on these total return swaps as the related mortgages are callable, at par, by the Company, co-terminus with the termination of any related swap. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows ($ in thousands):

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair value
Fixed rate debt	$45,804	$350,000	$517,000	$500,000	$915,000	$3,778,000	$6,105,804	$5,698,494
Average interest rate	4.0%	3.8%	2.2%	4.1%	3.6%	4.0%	3.8%
Variable rate debt (1)	$288	$84,397	$1,332	$276,456	$1,592	$168,889	$532,954	$528,999
Average interest rate	3.3%	3.1%	3.3%	4.6%	3.3%	3.3%	3.9%

(1)$258.0 million of variable rate debt is tax exempt to the note holders.

The table incorporates only those exposures that exist as of September 30, 2026. It does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2026, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Essex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, Essex’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by Essex in the reports that Essex files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that Essex files or submits under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, Essex’s internal control over financial reporting.

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

Essex Portfolio, L.P.

As of September 30, 2026, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Part II -- Other Information

Item 1: Legal Proceedings

The information regarding lawsuits, other proceedings, and claims, set forth in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, is incorporated by reference into this Item 1. In addition to such matters referred to in Note 11, the Company is subject to various other legal and/or regulatory proceedings arising in the normal course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows, nor is any legal proceeding currently threatened against the Company that the Company believes, individually or in the aggregate, would have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Item 1A: Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2025, which could materially affect the Company’s financial condition, results of operations, or cash flows. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC and available at www.sec.gov. The risks described in the Company’s annual report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may also materially adversely affect the Company’s financial condition, results of operations, or cash flows.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2026, the Operating Partnership issued OP Units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2026, Essex issued an aggregate of 16,737 shares of its common stock upon the exercise of stock options. Essex contributed the net proceeds of $4.3 million from the option exercises during the three months ended September 30, 2026 to the Operating Partnership in exchange for an aggregate of 16,737 OP Units, as required by the Operating Partnership’s partnership agreement.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Securities Trading Plans of Directors and Executive Officers

Except as described below, during the three months ended September 30, 2026, none of our officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

On August 27, 2026, Barbara Pak, Executive Vice President and Chief Financial Officer, entered into a "Rule 10b5-1 trading arrangement", as such item is defined in Item 408(a) of Regulation S-K, that provides for the potential exercise of stock options and associated sale of up to 22,907 shares of common stock. The plan will expire on August 28, 2029, subject to early termination for certain specified events as set forth in the plan.

Amendment and Restatement of Executive Severance Plan

The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 5.02 thereof.

On October 23, 2026, the Compensation Committee of the Board of Directors of the Company approved an amendment and restatement of the Essex Property Trust, Inc. Executive Severance Plan (as amended and restated, the “Restated Severance Plan”). The Restated Severance Plan provides for the payment of severance and other benefits to participants in the event of a qualifying termination of employment with the Company. Each of the Company’s executive officers is eligible to participate in the Restated Severance Plan.

Under the Restated Severance Plan, in the event of a termination of employment by the Company without cause outside of the change in control context, an executive will be eligible to receive: (i) a lump-sum cash payment equal to 12 months’ base salary (or 24 months’ base salary for the Chief Executive Officer (“CEO”)); plus (ii) a lump-sum cash payment equal to the executive’s target annual bonus for the year of termination (or 2 times target annual bonus for the CEO); plus (iii) for the CEO, a lump-sum cash payment equal to the CEO’s target annual bonus for the year of termination, pro-rated for the portion of the year elapsed prior to termination; plus (iv) a lump-sum cash payment equal to 12 months (or 24 months for the CEO) of COBRA health and dental premiums and life insurance premiums. In addition, the CEO will vest in full in each outstanding equity award held by the CEO as of the termination date (except for performance-vesting awards, which will continue to be governed by the terms of the applicable award agreement).

In the event of a termination of employment by the Company without cause or by the executive for good reason within three months prior to a change in control or within 24 months following a change in control, the Restated Severance Plan provides that the executive will be eligible to receive: (i) a lump-sum cash payment equal to 2.5 times the executive’s base salary (or 3 times base salary for the CEO); plus (ii) a lump-sum cash payment equal to 2.5 times (or 2.95 times for the CEO) the average of the executive’s annual bonuses for the three calendar years prior to the termination date; plus (iii) a lump-sum cash payment equal to the executive’s annual bonus for the year of termination based on actual performance, pro-rated for the portion of the year elapsed prior to termination; plus (iv) a lump-sum cash payment equal to 24 months of COBRA premium payments and life insurance premium payments at the rate in effect at the time of termination; plus (v) accelerated vesting of each outstanding equity award held by the executive as of the termination date (except for performance-vesting awards granted prior to the change in control, which will continue to be governed by the terms of the applicable award agreement); plus (vi) Company-paid outplacement services, up to a maximum expense of $20,000, to be used within 24 months following termination.

In the event of a termination due to death or disability, the Restated Severance Plan provides that an executive will be eligible to receive: (i) a lump-sum cash payment equal to 12 months’ base salary (or 24 months’ base salary for the CEO); plus (ii) a lump-sum cash payment equal to the executive’s target annual bonus for the year of termination (or 2 times target annual bonus for the CEO); plus (iii) a lump-sum cash payment equal to 12 months of COBRA health and dental premiums; plus (iv) accelerated vesting of each outstanding equity award held by the executive as of the termination date (except for performance-vesting awards, which will continue to be governed by the terms of the applicable award agreement).

An executive’s right to receive the severance payments and benefits described above (other than in the case of death) is subject to delivery and non-revocation of a general release of claims in favor of the Company and continued compliance with any applicable restrictive covenants.

The foregoing description of the Restated Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Restated Severance Plan, a copy of which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Item 6: Exhibits

A. Exhibits
10.1*	Term Loan Agreement, dated as of September 24, 2026, among Essex Portfolio, L.P., Bank of America N.A., as Administrative Agent and Lender and the other lenders party thereto.†

10.2*	Amended and Restated Essex Property Trust Inc. Executive Severance Plan.#

31.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Essex Property Trust, Inc. — Certification of Angela L. Kleiman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Essex Property Trust, Inc. — Certification of Barbara Pak, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3*	Essex Portfolio, L.P. — Certification of Angela L. Kleiman, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.4*	Essex Portfolio, L.P. — Certification of Barbara Pak, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: October 28, 2026

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 28, 2026

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: October 28, 2026

By: /s/ BARBARA PAK

Barbara Pak
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: October 28, 2026

By: /s/ BRENNAN MCGREEVY

Brennan McGreevy
Group Vice President and Chief Accounting Officer